Form 10-Q
period 2005-06-30
ITC Holdings Corp.
filed 2005-08-25
CIK 1317630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576

ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
39500 Orchard Hill Place, Suite 200
Novi, Michigan 48375
(Address Of Principal Executive Offices, Including Zip Code)
(248) 374-7100
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of August 19, 2005 was 33,219,213.

ITC Holdings Corp.
Form 10-Q
for the Quarterly Period Ended June 30, 2005
DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
· “ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;
· “ITC” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;
· “We,” “our” and “us” are references to ITC Holdings, together with all of its subsidiaries;
· “FERC” are references to the Federal Energy Regulatory Commission;
· “MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITC is a member;
· “MW” are references to megawatts (one megawatt equaling 1,000,000 watts); and
· “Predecessor ITC” are references to the ITC business prior to its acquisition by ITC Holdings from DTE Energy Company on February 28, 2003.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$2,186	$14,074
Accounts receivable	33,004	15,614
Inventory	18,256	13,785
Other	5,675	954

Total current assets	59,121	44,427
Property, plant and equipment (net of accumulated depreciation
and amortization of $413,576 and $402,026, respectively)	563,370	513,684
Other assets
Goodwill	174,256	176,039
Regulatory assets- acquisition adjustment	53,532	55,047
Other regulatory assets	7,087	8,053
Deferred financing fees (net of accumulated amortization of $1,956 and $1,294, respectively)	6,068	6,058
Deferred income taxes	—	2,871
Other	4,714	2,668

Total other assets	245,657	250,736

TOTAL ASSETS	$868,148	$808,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,441	$29,788
Accrued interest	10,966	10,294
Accrued taxes	13,127	12,831
Point-to-point revenue due to customers	211	12,903
Other	9,514	5,728

Total current liabilities	61,259	71,544
Accrued pension liability	4,620	3,783
Accrued postretirement liability	2,940	2,338
Deferred compensation liability	443	2,329
Deferred income taxes	8,662	—
Regulatory liabilities	49,710	43,941
Deferred payables	3,665	4,887
Long-term debt	520,049	483,423
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 30,701,917 and 30,679,240 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	204,283	203,459
Unearned compensation- restricted stock	(1,523)	(1,411)
Accumulated earnings (deficit)	14,040	(5,446)

Total stockholders’ equity	216,800	196,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$868,148	$808,847

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING REVENUES	$50,718	$32,189	$93,178	$59,733

OPERATING EXPENSES
Operation and maintenance	9,869	5,812	16,391	12,206
General and administrative	4,725	6,415	10,011	12,863
Depreciation and amortization	8,154	7,358	16,172	14,324
Taxes other than income taxes	3,820	5,275	8,119	10,699

Total operating expenses	26,568	24,860	50,693	50,092

OPERATING INCOME	24,150	7,329	42,485	9,641

OTHER EXPENSES (INCOME)
Interest expense	7,154	6,405	14,008	12,696
Allowance for equity funds used in construction	(891)	(385)	(1,471)	(703)
Other income	(163)	(259)	(468)	(271)
Other expense	82	47	258	84

Total other expenses (income)	6,182	5,808	12,327	11,806

INCOME (LOSS) BEFORE INCOME TAXES	17,968	1,521	30,158	(2,165)

INCOME TAX PROVISION (BENEFIT)	6,352	556	10,672	(712)

NET INCOME (LOSS)	$11,616	$965	$19,486	$(1,453)

Basic earnings (loss) per share	$0.38	$0.03	$0.64	$(0.05)
Diluted earnings (loss) per share	$0.37	$0.03	$0.62	$(0.05)

Weighted-average basic shares	30,341,967	30,179,648	30,341,967	30,169,356
Weighted-average diluted shares	31,243,808	30,626,194	31,262,592	30,169,356
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,486	$(1,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	16,172	14,324
Amortization of deferred financing fees and discount	727	510
Stock-based compensation expense	519	552
Deferred income taxes	10,581	(712)
Accrued pension and postretirement liabilities	1,439	994
Other regulatory assets	966	967
Allowance for equity funds used in construction	(1,471)	(703)
Other	(1,546)	(248)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(32,533)	(1,288)

Net cash provided by operating activities	14,340	12,943
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(61,928)	(35,759)
Other	296	(138)

Net cash used in investing activities	(61,632)	(35,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities	55,300	25,000
Repayments of revolving credit facilities	(18,700)	(8,000)
Issuance of long-term debt	—	25
Repayment of long-term debt	(46)	—
Debt issuance costs	(673)	(682)
Issuance of common stock	—	264
S-1 filing costs	(477)	—

Net cash provided by financing activities	35,404	16,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,888)	(6,347)

CASH AND CASH EQUIVALENTS — Beginning of period	14,074	8,139

CASH AND CASH EQUIVALENTS — End of period	$2,186	$1,792

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2004 included in ITC Holdings’ registration statement on Form S-1, as amended (File No. 333-123657).
     The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or GAAP, and with the instructions for Form 10-Q and Rule 10-01 of SEC Regulation S-X, as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
     The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year. Our revenues are dependent on the monthly peak loads and regulated transmission rates. Electric transmission is generally a seasonal business since demand for electricity largely depends on weather conditions. Revenues and operating income are higher in the summer months when cooling demand is high.
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in thousands)	2005	2004
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(12,490)	$(4,529)
Inventory	(4,471)	1,237
Other current assets	(3,769)	(1,209)
Accounts payable	(1,515)	749
Accrued interest	672	82
Accrued taxes	296	4,466
Point-to-point revenue due to customers	(12,692)	(3,775)
Other current liabilities	1,436	1,691

Total change in current assets and liabilities	$(32,533)	$(1,288)

Supplementary cash flows information- Interest paid (excluding interest capitalized)	$11,642	$11,137
Federal income taxes paid	$90	$—
Initial Public Offering - On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount and commissions), and which will be reduced by offering costs estimated at $5.2 million. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.
      The offering was approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.
     As of June 30, 2005, we had incurred costs for professional services in connection with the initial public offering and we recorded in the consolidated statements of financial position an estimate for these services of $3.9 million in other assets- other and $3.4 million in other current liabilities for the amounts that had not been paid as of June 30, 2005. In August 2005, we revised our estimate of offering costs to $5.2 million. The amount recorded in other assets- other relating to offering costs will be recorded as a reduction in stockholders’ equity in third quarter 2005.

2. NEW ACCOUNTING PRONOUNCEMENTS
Share-based Payment
     Statement of Financial Accounting Standards, or SFAS, 123R, “Share-Based Payment”, as interpreted by Securities and Exchange Commission Staff Accounting Bulletin 107, requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments made to employees, among other requirements. SFAS 123R is effective for us on January 1, 2006. We have already adopted the expense recognition provisions of SFAS 123 for our stock-based compensation and have not concluded whether the transition to SFAS 123R will have a material effect on our consolidated financial statements.
Accounting for Conditional Asset Retirement Obligations
     Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” , or FIN 47, is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for us on December 31, 2005. We have not concluded whether FIN 47 will have a material effect on our consolidated financial statements.
3. ACQUISITION OF PREDECESSOR ITC
     On February 28, 2003, ITC Holdings acquired all of DTE Energy’s outstanding ownership interests in Predecessor ITC for $610.0 million in cash plus direct transaction costs. The terms and conditions of the acquisition are set forth in the Stock Purchase Agreement by and between DTE Energy Company and ITC Holdings Corp., or the Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, after the closing of the acquisition which occurred on February 28, 2003, the purchase price may be adjusted based on revisions to the closing balance sheet of Predecessor ITC as of February 28, 2003. Various such adjustments were made to the purchase price during 2004 and 2003.
     During the six months ended June 30, 2005, ITC Holdings and DTE Energy Company negotiated additional property, plant and equipment, inventory, and other closing balance sheet items related to the acquisition. These negotiations are not final. However, ITC Holdings’ best estimate of the outcome of the negotiations has been recorded, resulting in a $1.8 million decrease in the purchase price during the six months ended June 30, 2005. There may be additional purchase price adjustments as ITC Holdings and DTE Energy finalize their negotiations or continue to identify a need for further revisions to Predecessor ITC’s closing balance sheet as of February 28, 2003.
     The following table summarizes the changes in the carrying amount of ITC’s goodwill during the six months ended June 30, 2005:

(in thousands)
Goodwill balance, December 31, 2004	$176,039
Changes to goodwill:
ITC purchase price adjustments	(1,783)

Goodwill balance, June 30, 2005	$174,256

4. REGULATORY MATTERS
     Redirected Transmission Service- In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, transmission customers filed complaints against MISO claiming that MISO is charging excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers. In May 2005, FERC gave notice that the refund date established by the order is extended through September 16, 2005, as requested by MISO, but FERC required MISO to file an interim status report of the refund calculation. ITC earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. ITC will be required to refund amounts relating to redirected transmission service upon completion of the refund calculations by MISO, which MISO expects to complete in September 2005. We did not accrue any amounts relating to this proceeding as of June 30, 2005, as we cannot estimate the amount of the refund until the calculations are completed. Based on MISO’s refund status report dated July 18, 2005 which estimates a preliminary amount of the total refund for all affected transmission companies, we do not expect that ITC’s refund obligation will be material when the calculations are finalized.

     Long Term Pricing- In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and will remain in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITC earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO.
     ITC recorded $1.0 million of SECA revenue for the six months ended June 30, 2005 and recorded $0.1 million of SECA revenue in 2004 based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC with a final order expected in 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by ITC will result from this hearing and we have not accrued any refund amounts relating to this proceeding.
     Elimination of Transmission Rate Discount- Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, ITC had recorded revenues based only on the amounts collected by MISO and remitted to ITC. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 are expected to be recognized as revenues in third quarter 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order.
5. LONG TERM DEBT- REVOLVING CREDIT FACILITIES
     ITC currently has total commitments under its revolving credit facility of $65.0 million with an option to increase the commitments to $75.0 million, subject to ITC’s ability to obtain the agreement of willing lenders. At June 30, 2005, ITC had borrowings of $54.6 million outstanding under its revolving credit facility.
     ITC Holdings currently has total commitments under its revolving credit facility of $47.5 million, with an option to increase the commitments to $50.0 million, subject to ITC Holdings’ ability to obtain the agreement of willing lenders. At June 30, 2005, ITC Holdings had borrowings of $14.5 million outstanding under its revolving credit facility.

6. EARNINGS PER SHARE
     We report both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three months and six months ended June 30, 2005 and 2004 is presented in the following table:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except share and per share data)	2005	2004	2005	2004
Basic earnings (loss) per share:
Net income (loss)	$11,616	$965	$19,486	$(1,453)
Weighted-average shares outstanding	30,341,967	30,179,648	30,341,967	30,169,356

Basic earnings (loss) per share	$0.38	$0.03	$0.64	$(0.05)

Diluted earnings (loss) per share:
Net income (loss)	$11,616	$965	$19,486	$(1,453)
Weighted-average shares outstanding	30,341,967	30,179,648	30,341,967	30,169,356
Incremental shares of stock-based awards	901,841	446,546	920,625	—

Weighted-average dilutive shares outstanding	31,243,808	30,626,194	31,262,592	30,169,356

Diluted earnings (loss) per share	$0.37	$0.03	$0.62	$(0.05)

     Basic earnings (loss) per share excludes 360,007 and 457,245 shares of restricted common stock at June 30, 2005 and 2004, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     Diluted earnings (loss) per share excludes 437,278 shares of stock-based awards for the six months ended June 30, 2004 that were anti-dilutive.
     Compensation arrangements for certain employees and a non-employee included a commitment by the individual to purchase a stated number of shares of stock of ITC Holdings. Prior to the actual purchase of such shares, the commitment was treated as a stock subscription, and because such shares effectively participate in dividends, share amounts of 87,977 and 86,283 for the three months and six months ended June 30, 2004 have been included in the weighted average common shares outstanding used to determine both basic and diluted earnings per share.
7. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Benefits
     We have a retirement plan for eligible employees, comprised of a defined benefit traditional final average pay plan and a defined contribution cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service. The traditional final average pay plan benefits factor average final compensation and age at retirement in determining retirement benefits provided. The cash balance plan benefits are based on annual employer contributions and interest credits. We have also established two supplemental nonqualified, noncontributory, unfunded retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans.
     Net pension cost for the three and six months ended June 30, 2005 and 2004 includes the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Service cost	$225	$193	$449	$386
Interest cost	144	128	289	256
Expected return on plan assets	(72)	(64)	(144)	(128)
Amortization of prior service cost	122	133	244	266
Amortization of unrecognized (gain)/loss	(1)	(1)	(2)	(2)

Net pension cost	$418	$389	$836	$778

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. Net postretirement cost for the three and six months ended June, 2005 and 2004 includes the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Service cost	$250	$124	$500	$248
Interest cost	46	30	92	60
Expected return on plan assets	(3)	—	(6)	—
Amortization of actuarial loss	8	—	16	—

Net postretirement cost	$301	$154	$602	$308

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.2 million and $0.2 million for the three months ended June 30, 2004 and 2005, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2004 and 2005, respectively.
8. CONTINGENCIES
Litigation
     We are involved in certain legal proceedings before various courts, governmental agencies, and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved.
Reactive Power Service
     In April 2005, ITC received an invoice from an electricity generating company for charges for reactive power in the amount of $0.5 million for services from October 2004 through March 2005. ITC disputed the invoice and did not record an accrual for this matter as of June 30, 2005 based on our assessment of the likelihood of any liabilities resulting from these claims. On July 21, 2005, we received a letter from the electricity generating company stating that this matter has been resolved and the invoices sent to ITC have been terminated.
Consumers Energy Company Invoice
     In 2004, ITC received an invoice from the Consumers Energy Company, or Consumers, the previous owner of the Michigan Electric Transmission Company, which stated that ITC owes $0.7 million for ITC’s share of the bonus payments paid by Consumers to its employees for the operation of the Michigan Electric Coordinated Systems pool center in 2002. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
CMS ERM Michigan L.L.C. Mediation
     In July 2005, ITC received a Notice of Mediation from MISO indicating that CMS ERM Michigan L.L.C., a customer of transmission service in the MISO region, is disputing bills it received from MISO for transmission service it requested in April and May of 2005. CMS ERM Michigan L.L.C. is seeking to have its disputed requests for transmission service annulled; MISO has taken the position that the requests cannot be annulled. The mediation of the dispute currently is in progress. If CMS ERM Michigan L.L.C. succeeds in the mediation, ITC may be required to refund approximately $0.7 million through MISO to CMS ERM Michigan L.L.C. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.

Michigan Public Power Agency Accounts Receivable and Revenues
     The Michigan Public Power Agency, or MPPA, has an ownership interest in ITC’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITC, ITC is authorized to do capital improvements and operation and maintenance on the transmission lines, while MPPA is responsible for capital and operating and maintenance costs allocable to its ownership interest. ITC has $2.9 million included in accounts receivable as of June 30, 2005 for amounts billed to MPPA under the Ownership and Operating Agreement for the period March 2003 through June 2005. In June 2005, MPPA took the position that it should pay no more than $0.5 million of the $2.3 million billed to it by ITC during 2003 and 2004. On June 30, 2005, ITC commenced litigation to recover the full amount billed to MPPA under the Ownership and Operating Agreement. ITC has not recorded any reserve relating to this matter as of June 30, 2005 based on our assessment of the likelihood of any contingencies for collection of the receivable.
     MPPA filed an answer to ITC’s lawsuit on August 3, 2005. In addition, MPPA counter-claimed that ITC breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITC. MPPA has contended previously that amounts it owes to ITC under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if ITC had executed the revenue distribution agreement. We do not expect that the resolution of this matter will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that ITC is improperly holding MPPA revenue, in the amount of $0.6 million at June 30, 2005, which MISO has remitted to ITC on MPPA’s behalf since January 1, 2005. We have not recorded the MPPA revenue amounts as our revenues and expect to remit these amounts retained after we execute the revenue distribution agreement and upon collection of the accounts receivable from MPPA.
Thumb Loop Project
     ITC currently is upgrading its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITC is replacing existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITC’s facilities upgrades overburden ITC’s easement rights, and in part have alleged trespass. A state trial court has granted ITC’s request for a preliminary injunction, finding that ITC is substantially likely to succeed on its claim that it is not overburdening its easement and that ITC may continue construction on the limited properties that are in dispute. That determination has been appealed by property owners. Further litigation regarding the property owners’ claims is pending and the final disposition of the litigation remains unknown. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.1 million as of June 30, 2005. Any additional legal costs or damages that result from these proceedings would be included in property, plant and equipment.
Property Taxes
     In valuing ITC’s personal property at December 31, 2003, which was the basis for 2004 property tax expense, numerous municipalities where ITC owns personal property used their own higher valuation tables rather than valuation tables approved by the Michigan State Tax Commission, or STC. To dispute the valuations, ITC filed formal appeals with the Michigan Tax Tribunal, or MTT. Prior to these appeals being resolved, ITC made property tax payments using its valuations based on the STC valuation tables. Property tax expense accrued for 2004 was based on tax statements received from the municipalities, however, which was a total annual liability of $20.5 million. During the second and third quarters of 2005, ITC reached settlements of the property tax appeals with the municipalities. Nearly all of those settlements were approved by the MTT in third quarter 2005, with approval of the remaining settlements pending. ITC expects to pay an additional $2.0 million to the municipalities as a result of the settlements, which is less than the amount of $4.8 million accrued for this matter as of June 30, 2005. ITC will record a reduction of property tax expense of $2.8 million during third quarter 2005 relating to this matter.
     ITC also appealed the assessments for certain real property for which the assessed value at December 31, 2003 was uncapped as a result of a change in real property ownership upon the acquisition of ITC. The assessed values at December 31, 2003 were the basis for 2004 property tax expense. For the real property parcels that have been appealed, ITC expensed and paid to municipalities the total assessed taxes relating to 2004 in the amount of $1.7 million. Any reductions of these assessments would be recorded as reductions to property tax expense when realized and are not expected to be material.

     The December 31, 2004 tax assessments received from the municipalities are the basis for 2005 property taxes and use the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to tax year 2005 is based on a total estimated annual liability of $16.7 million.
Put Agreement
     In connection with the investment by certain management stockholders in ITC Holdings, CIBC, Inc., which is a bank affiliated with one of the limited partners of IT Holdings Partnership, provided some of the management stockholders with loans to acquire shares of our common stock. The loans are evidenced by notes made by certain management stockholders who are not executive officers and require a pledge of each management stockholder’s shares of ITC Holdings’ common stock. As a condition to making these loans, ITC Holdings entered into put agreements with CIBC, Inc. pursuant to which ITC Holdings agreed that upon the occurrence of certain events, ITC Holdings would be assigned the note and pledge and would either pay CIBC, Inc. the aggregate principal amount outstanding of the note plus interest thereon or execute a demand promissory note in a principal amount equal to the aggregate principal amount outstanding of the note plus interest thereon.
     The put agreements with CIBC, Inc. will remain in effect until the date when the ITC Holdings obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was approximately $0.8 million at June 30, 2005.
9. SEGMENT INFORMATION
     Our business segments consisted of ITC and New York Transmission Holdings Corporation, or NYTHC, in 2004. ITC is a regulated enterprise. NYTHC is a subsidiary that invests in non-regulated ventures, which consisted exclusively of Conjunction, during 2004. Conjunction was formed in 2003 to develop a high-voltage direct current line to be built within New York state to transmit power to the metropolitan New York City area. The development of the project was abandoned in 2004. There was no activity in the NYTHC segment in 2005. ITC Holdings’ activities include general corporate expenses and interest expense. ITC Holdings has no revenue generating activities.

Three months ended June 30, 2005 (in thousands)
	ITC	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$50,718	$—	$—	$—	$—	$50,718
Net income (loss)	14,366	—	(2,750)	—	—	11,616
Total assets	861,768	—	458,265	—	(451,885)	868,148
Three months ended June 30, 2004 (in thousands)
	ITC	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$32,189	$—	$—	$—	$—	$32,189
Net income (loss)	4,189	(818)	(2,406)	—	—	965
Total assets	762,854	15	453,503	4,840	(457,879)	763,333
Six months ended June 30, 2005 (in thousands)
	ITC	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$93,178	$—	$—	$—	$—	$93,178
Net income (loss)	24,870	—	(5,384)	—	—	19,486
Total assets	861,768	—	458,265	—	(451,885)	868,148
Six months ended June 30, 2004 (in thousands)
	ITC	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$59,733	$—	$—	$—	$—	$59,733
Net income (loss)	4,864	(1,431)	(4,886)	—	—	(1,453)
Total assets	762,854	15	453,503	4,840	(457,879)	763,333

10. SUBSEQUENT EVENTS
     On July 19, 2005, ITC Holdings effected an approximately 3.34-for-one stock split. Additionally, in July 2005, ITC Holdings adjusted the number of shares authorized under the Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries, as well as the share amounts of stock grants under the plan and the number of options and exercise prices of options under the plan as a result of the approximately 3.34-for-one stock split. ITC Holdings’ Articles of Incorporation were amended in June 2005 to authorize 100 million shares of common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split and the changes to the Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries and the Amended and Restated Articles of Incorporation of ITC Holdings.
     On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., or KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the provision of management, consulting and financial services in exchange for annual fees. We incurred expenses of $0.7 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively, for these annual fees, excluding out-of-pocket costs. In connection with the ITC Holdings initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of one-time fees to KKR and Trimaran Fund Management, L.L.C. of $4.0 million and $1.7 million, respectively, and a one-time fee to the IT Holdings Partnership of $1.0 million. The total amount of $6.7 million was paid and will be recorded in other expenses in third quarter 2005.
     In July 2005, we granted 695,178 options with vesting schedules generally of 20% each year over a five-year period beginning on July 25, 2005. The exercise price of these options is $23.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects’’ and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in our registration statement on Form S-1, as amended (File No. 333-123657), and the following:
•	our ability to obtain regulatory approval for rate adjustments in response to changing circumstances and changes in laws or regulations affecting us;

•	restrictions imposed by laws, including the Federal Power Act of 1935 and the Energy Policy Act of 2005, or regulations affecting ITC Holdings and ITC;

•	changes in the nature or the composition of the transmission grid in surrounding areas, location of generation assets within ITC’s service territory and in surrounding regions and the impact of electricity flows on the transmission system;

•	any changes in our regulatory construct;

•	the stability of Detroit Edison, our primary customer, or deregulation affecting Detroit Edison;

•	protracted generation outages;

•	potential environmental liabilities;

•	hazards related to our business;

•	damage to our assets or our ability to serve our customers, market disruptions and other economic effects as a result of terrorism, military activity or war and action by the United States and other governments in reaction thereto;

•	higher property tax assessments from various municipalities;

•	decrease in revenues due to lower monthly peak transmission loads; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission.
     Any or all of our forward-looking statements may turn out to be wrong. They can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward looking statements will be achieved. Actual future results may vary materially. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise.
OVERVIEW
     Our operating subsidiary, ITC, is the first independently owned and operated electricity transmission company in the United States. ITC owns, operates and maintains a fully-regulated, high-voltage transmission system that transmits electricity to local electricity distribution facilities from generating stations in Michigan, other midwestern states and Ontario, Canada. ITC became independent as a result of DTE Energy’s divestiture of its electricity transmission business, consistent with the FERC and State of Michigan policy initiatives promoting an independent transmission system. The FERC’s transmission policy was developed in part in response to the significant historical underinvestment in transmission infrastructure in the United States and the potential for discrimination that arises when a utility operates transmission and generation facilities within the same region.
     ITC’s primary operating responsibilities include maintaining, improving and expanding its transmission system to meet its customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to make sure physical limits are not exceeded.
     We derive nearly all of our revenues from providing (1) network transmission service, (2) point-to-point transmission service, and (3) scheduling, control and dispatch services over our system. Most of our expenses and substantially all of our assets are devoted to providing transmission service. ITC’s principal transmission service customer is Detroit Edison. ITC’s remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on ITC’s transmission system. ITC’s rates are established on a cost-of-service model allowing for the recovery of expenses, including depreciation and amortization, and a return on invested capital. ITC’s transmission rates are determined on an annual basis using a FERC-approved formulaic rate setting mechanism known as Attachment O.

     Network revenues are generated from fees charged to network customers for their use of ITC’s electricity transmission system during the one hour of monthly peak usage using rates regulated by the FERC. Point-to-point revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff. Scheduling, control and dispatch revenues are allocated to ITC by MISO as compensation for the services ITC performs, jointly with the Michigan Electric Transmission Company, or METC, in operating the Michigan Electric Coordinated Systems, or MECS, control area. Such services include processing energy schedule requests utilizing the MECS system, monitoring of reliability data, implementation of emergency procedures, and coordination of the MECS operation.
     For the period January 1, 2005 through June 30, 2005, we have invested $61.5 million in property, plant and equipment and have recognized $16.2 million of depreciation and amortization expense. We expect total investments in property, plant and equipment of $100 million in 2005, and expect a minimum amount of $100 million in 2006. Investments in property, plant and equipment in excess of depreciation and amortization expense as illustrated below result in an expansion of ITC’s rate base.
Trends and Seasonality
     We expect a general trend of moderate growth in the tariff rate for ITC over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of network load and other factors beyond our control. The tariff rate for the period from June 1, 2005 through May 31, 2006 is based primarily on FERC Form 1 data for the year ended December 31, 2004 and is $1.594 per kW/month compared to $1.587 per kW/month for the period from January 1, 2005 through May 31, 2005. Absent any other factors, there are two known items that will cause an increase in the rate on June 1, 2006. Beginning June 1, 2006, one-fifth, or approximately $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 will be included in ITC’s rates in each of the following five 12-month periods. Another component of the increase in rates that is expected to continue over the next few years is a result of increased capital investment in excess of depreciation. ITC strives for improved reliability of its system and lower delivered costs of electricity to end-use consumers. We continually assess our transmission system against reliability standards established by the North American Electric Reliability Council (NERC) and East Central Area Reliability Council (ECAR), as well as our own planning criteria that are filed annually with the FERC. Analysis of the transmission system against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout in the northeastern United States. We believe that investing in the system to meet these standards, although not mandated by FERC, is a prudent way to prioritize capital spending. Moreover, on August 8, 2005 the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We anticipate that these new mandatory standards will also assist in prioritizing capital spending. We also believe that investing in the system to increase throughput and reduce transmission constraints to reduce the delivered cost of energy to end-use customers is another prudent way to prioritize capital spending. Projects that meet the reliability standards also may increase throughput and reduce transmission constraints in ITC’s system, which reduce the delivered cost of energy to end-use customers. We expect the levels for capital investment for the next few years to be higher than the level experienced in 2004 based on the projects currently planned. Capital investment would increase more if significant transmission projects are needed in ITC’s service territory to accommodate either the siting of new generation or to increase import capacity in response to expected growth in electrical demand. Either of these scenarios could result from the studies currently underway by the Michigan Public Service Commission’s Capacity Needs Forum.

     Our capital investment strategy is aligned with FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based on the levels of prudent and necessary capital investment as well as strategic maintenance spending on our transmission system. We do not use revenues or net income as the primary measure of our performance. Revenues and net income vary between the current year and prior year quarters based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period vary from the data on which the Attachment O rate is based, ITC will earn more or less revenue during that annual period and therefore will recover more or less than its revenue requirement. However, this recovery of more or less than ITC’s revenue requirement is corrected for by Attachment O in the following period. Therefore, Attachment O has the effect of smoothing the recovery of ITC’s revenue requirement over time. The Attachment O template is completed on an annual basis, and the formulaic rate setting mechanism adjusts ITC’s transmission rates for differences experienced from the prior year, including the amount of network load, operating expenses and capital expenditures.
     The total of the monthly peak loads for the three months and six months ended June 30, 2005 was down 0.1% and up 0.4% compared to the corresponding totals for the three months and six months ended June 30, 2004, respectively.
     Monthly Peak Load (in MW)

	2005	2004	2003	2002	2001
January	8,090	8,022	7,608	7,668	7,753
February	7,672	7,656	7,437	7,572	7,355
March	7,562	7,434	7,542	7,566	7,258
April	7,299	7,305	6,934	8,386	7,012
May	7,678	8,718	7,017	8,702	8,068
June	12,146	11,114	11,266	11,067	10,895
July	11,822	11,344	10,225	11,423	11,309
August		10,877	11,617	11,438	11,875
September		9,841	8,717	10,894	10,037
October		7,197	7,369	8,645	7,145
November		7,832	7,843	7,271	7,343
December		8,469	8,124	7,772	7,573
     Our results of operations are subject to seasonal variations. Our revenues depend on the monthly peak loads and regulated transmission rates. Demand for electricity and thus transmission load, to a large extent depend upon weather conditions. Our revenues and operating income are higher in the summer months when cooling demand and network load are higher.
     We are not aware of any trends or uncertainties in the economy or the industries in ITC’s service territory that are reasonably likely to have a material effect on our financial condition or results of operations. However, any changes in economic conditions that either increase or decrease the use of ITC’s system to transmit electricity will impact revenue for a given year. Additionally, adverse economic conditions could impact our customers’ ability to pay for our services.

Recent Developments
Initial Public Offering - On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to our registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in net proceeds from the offering of $53.9 million (net of the underwriting discount and commissions), and which will be reduced by offering costs estimated at $5.2 million. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.
     The offering was approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.
Management Fees. On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., or KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the provision of management, consulting and financial services in exchange for annual fees. We incurred expenses of $0.7 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively, for these annual fees, excluding out-of-pocket costs. In connection with the ITC Holdings Corp. initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of one-time fees to KKR and Trimaran Fund Management, L.L.C. of $4.0 million and $1.7 million, respectively, and a one-time fee to the IT Holdings Partnership of $1.0 million. The total amount of $6.7 million was paid and will be recorded in other expenses in third quarter 2005.
Redirected Transmission Service. In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, transmission customers filed complaints against MISO claiming that MISO is charging excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers. In May 2005, FERC gave notice that the refund date established by the order is extended through September 16, 2005, as requested by MISO, but FERC required MISO to file an interim status report of the refund calculation. ITC earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. ITC will be required to refund amounts relating to redirected transmission service upon completion of the refund calculations by MISO, which MISO expects to complete in September 2005. We did not accrue any amounts relating to this proceeding as of June 30, 2005, as we cannot estimate the amount of the refund until the calculations are completed. Based on MISO’s refund status report dated July 18, 2005 which estimates a preliminary amount of the total refund for all affected transmission companies, we do not expect that ITC’s refund obligation will be material when the calculations are finalized.
Long Term Pricing. In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and will remain in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITC earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO.
     ITC recorded $1.0 million of SECA revenue for the six months ended June 30, 2005 and recorded $0.1 million of SECA revenue in 2004 based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC with a final order expected in 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by ITC will result from this hearing and we have not accrued any refund amounts relating to this proceeding.
Elimination of Transmission Rate Discount. Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, ITC had recorded revenues based only on the amounts collected by MISO and remitted to ITC. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 are expected to be recognized as revenues in third quarter 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order.
Michigan Public Power Agency Accounts Receivable and Revenue. The Michigan Public Power Agency, or MPPA, has an ownership interest in ITC’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITC, ITC is authorized to do capital improvements and operation and maintenance on the transmission lines, while MPPA is responsible for capital and operating and maintenance costs allocable to its ownership interest. ITC has $2.9 million included in accounts receivable as of June 30, 2005 for amounts billed to MPPA under the Ownership and Operating Agreement for the period March 2003 through June 2005. In June 2005, MPPA took the position that it should pay no more than $0.5 million of the $2.3 million billed to it by ITC during 2003 and 2004. On June 30, 2005, ITC commenced litigation to recover the full amount billed to MPPA under the Ownership and Operating Agreement. ITC has not recorded any reserve relating to this matter as of June 30, 2005 based on our assessment of the likelihood of any contingencies for collection of the receivable.

     MPPA filed an answer to ITC’s lawsuit on August 3, 2005. In addition, MPPA counter-claimed that ITC breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITC. MPPA has contended previously that amounts it owes to ITC under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if ITC had executed the revenue distribution agreement. We do not expect that the resolution of this matter will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that ITC is improperly holding MPPA revenue, in the amount of $0.6 million at June 30, 2005, which MISO has remitted to ITC on MPPA’s behalf since January 1, 2005. We have not recorded the MPPA revenue amounts as our revenues and expect to remit these amounts retained after we execute the revenue distribution agreement and upon collection of the accounts receivable from MPPA.
Property Taxes. In valuing ITC’s personal property at December 31, 2003, which was the basis for 2004 property tax expense, numerous municipalities where ITC owns personal property used their own higher valuation tables rather than valuation tables approved by the Michigan State Tax Commission, or STC. To dispute the valuations, ITC filed formal appeals with the Michigan Tax Tribunal, or MTT. Prior to these appeals being resolved, ITC made property tax payments using its valuations based on the STC valuation tables. Property tax expense accrued for 2004 was based on tax statements received from the municipalities, however, which was a total annual liability of $20.5 million. During the second and third quarters of 2005, ITC reached settlements of the property tax appeals with the municipalities. Nearly all of those settlements were approved by the MTT in third quarter 2005, with approval of remaining settlements pending. ITC expects to pay an additional $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million accrued for this matter as of June 30, 2005. ITC will record a reduction of property tax expense of $2.8 million during third quarter 2005 relating to this matter.
Termination of Dividend Equivalent Rights Plan. On May 10, 2005, our board of directors terminated the Dividend Equivalent Rights Plan. Upon termination of the plan, 25 plan participants were entitled to receive their full account balances. As a result, an aggregate amount of approximately $1.8 million was paid by us from the funded trust to participants in the plan in July 2005. The deferred compensation expense related to this plan was recognized on the declaration date of a dividend as general and administrative expense and therefore there is no net income impact from the termination of the plan.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
(unaudited, in thousands)	2005	2004	(Decrease)	2005	2004	(Decrease)
OPERATING REVENUES	$50,718	$32,189	$18,529	$93,178	$59,733	$33,445

OPERATING EXPENSES
Operation and maintenance	9,869	5,812	4,057	16,391	12,206	4,185
General and administrative	4,725	6,415	(1,690)	10,011	12,863	(2,852)
Depreciation and amortization	8,154	7,358	796	16,172	14,324	1,848
Taxes other than income taxes	3,820	5,275	(1,455)	8,119	10,699	(2,580)

Total operating expenses	26,568	24,860	1,708	50,693	50,092	601

OPERATING INCOME	24,150	7,329	16,821	42,485	9,641	32,844

OTHER EXPENSES (INCOME)
Interest expense	7,154	6,405	749	14,008	12,696	1,312
Allowance for equity funds used in construction	(891)	(385)	(506)	(1,471)	(703)	(768)
Other income	(163)	(259)	96	(468)	(271)	(197)
Other expense	82	47	35	258	84	174

Total other expenses (income)	6,182	5,808	374	12,327	11,806	521

INCOME (LOSS) BEFORE INCOME TAXES	17,968	1,521	16,447	30,158	(2,165)	32,323

INCOME TAX PROVISION (BENEFIT)	6,352	556	5,796	10,672	(712)	11,384

NET INCOME (LOSS)	$11,616	$965	$10,651	$19,486	$(1,453)	$20,939

Operating Revenues.
Three months ended June 30, 2005 compared to three months ended June 30, 2004.
     The following table sets forth the components of operating revenues for the three months ended June 30:

	2005		2004		Increase/ (Decrease)
(in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Network	$42,897	84.6%	$29,060	90.3%	$13,837	47.6%
Point-to-point (net of refundable amounts)	5,749	11.3%	1,041	3.2%	4,708	452.2%
Scheduling, control and dispatch	1,623	3.2%	1,572	4.9%	51	3.2%
Other	449	0.9%	516	1.6%	(67)	(13.0)%

Total	$50,718	100.0%	$32,189	100.0%	$18,529	57.6%
     Network revenues increased due to an increase in the rate used for network revenues from $1.075 per kW/month in the three months ended June 30, 2004 to $1.587 per kW/month in April and May 2005 and $1.594 per kW/month in June 2005 as a result of the end of the rate freeze on December 31, 2004.
     Point-to-point revenues (net of refundable amounts) increased primarily because ITC no longer is required to refund point-to-point revenues in 2005, as was required for the three months ended June 30, 2004. Point-to-point refunds recognized during the three months ended June 30, 2004 was $3.2 million. The remaining increase was due to additional transmission capacity reservations by generators in ITC’s service territory of $1.1 million as a result of higher transmission capacity needs during the peak demand months and various other net increases of $0.4 million.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.
     The following table sets forth the components of operating revenues for the six months ended June 30:

	2005		2004		Increase/ (Decrease)
(in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Network	$79,474	85.3%	$53,801	90.1%	$25,673	47.7%
Point-to-point (net of refundable amounts)	9,836	10.5%	2,014	3.4%	7,822	388.4%
Scheduling, control and dispatch	2,955	3.2%	2,931	4.9%	24	0.8%
Other	913	1.0%	987	1.6%	(74)	(7.5)%

Total	$93,178	100.0%	$59,733	100.0%	$33,445	56.0%
     Network revenues increased primarily due to an increase in the rate used for network revenues from $1.075 per kW/month in the six months ended June 30, 2004 to $1.587 per kW/month for January through May 2005 and $1.594 per kW/month for June 2005 as a result of the end of the rate freeze on December 31, 2004, which increased revenues by $25.2 million. The remaining increase was due to an increase in the total of the monthly peak loads for the six months ended June 30, 2005 of 0.4% compared to the six months ended June 30, 2004, which increased revenues by $0.3 million, and various other net increases of $0.2 million.
     Point-to-point revenues (net of refundable amounts) increased primarily because ITC no longer is required to refund point-to-point revenues in 2005, as was required for the six months ended June 30, 2004. Point-to-point refunds recognized in during the six months ended June 30, 2004 was $6.1 million. The remaining increase was due primarily to additional transmission capacity reservations by generators in ITC’s service territory of $1.1 million as a result of higher transmission capacity needs during the peak demand months and various other net increases of $0.6 million.
Operating Expenses.
Three months ended June 30, 2005 compared to three months ended June 30, 2004.
     Operation and maintenance expenses consist primarily of the costs of contractors to operate and maintain ITC’s transmission system, compensation and related costs for ITC personnel involved in operation and maintenance activities and materials used in operation and maintenance activities. Operation and maintenance expenses increased due primarily to increases in maintenance expenses during the three months ended June 30, 2005 that resulted from an acceleration of strategic activities that help improve the reliability of ITC’s transmission system. The increases primarily were due to increases in tower painting of $1.2 million, transmission system equipment inspections of $1.2 million, transformer repairs of $0.4 million, vehicle and equipment costs of $0.3 million and other maintenance activities totaling $0.2 million. The remaining net increase in operation and maintenance expenses for the three months ended June 30, 2005 resulted from $0.5 million of additional costs for transmission system monitoring and control and $0.3 million of training costs for additional contract employees responsible for maintenance.
     General and administrative expenses consist primarily of compensation and related costs for personnel and facilities for our finance, human resources, regulatory, information technology and legal organizations, and fees for professional services. General and administrative expenses decreased due to the capitalization to property, plant and equipment of certain general and administrative expenditures totaling $1.0 million in the three months ended June 30, 2005. No such amounts were capitalized in the three months ended June 30, 2004, as we began to capitalize these expenses in July 2004 as a result of our exclusive management of our expanded construction program that had previously been administered in part by Detroit Edison. General and administrative expenses also decreased by $1.3 million due to losses incurred in the three months ended June 30, 2004 related to our investment in Conjunction LLC. Conjunction LLC was formed in 2003 to develop a high-voltage direct current line to be built within New York state to transmit power to the metropolitan New York City area, but the development of the project was abandoned in 2004. There was no impact from Conjunction LLC in the three months ended June 30, 2005. Partially offsetting these decreases were increases of $0.4 million as a result of higher compensation and benefits expense due to additions to personnel and increases of $0.2 million due primarily to Sarbanes-Oxley readiness efforts that were not incurred in the three months ended June 30, 2004.
     Depreciation and amortization expenses increased due to a higher depreciable asset base as a result of property, plant and equipment additions during 2004 and 2005.
     Taxes other than income taxes decreased due to ITC’s lower assessed property tax values as of December 31, 2004, which are the basis for the 2005 property taxes, compared to the assessed values as of December 31, 2003, which were the basis for the 2004 property taxes. Rather than using STC-approved property valuation tables, numerous municipalities used their own valuation tables in assessing the value of ITC’s personal property at December 31, 2003. The municipalities, however, used the STC-approved valuation tables in assessing the value of ITC’s personal property at December 31, 2004, which has resulted in lower property taxes in 2005 compared to 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.
     Operation and maintenance expenses increased due primarily to increases in maintenance expenses during the six months ended June 30, 2005 that resulted from an acceleration of strategic maintenance activities that help improve the reliability of ITC’s transmission system. The increases primarily were due to increases in tower painting of $1.3 million, vegetation management of $1.1 million, transmission system equipment inspections of $1.7 million, transformer repairs of $0.4 million, vehicle and equipment costs of $0.3 million and other maintenance activities totaling $0.6 million. Other increases in operations and maintenance expense for the six months ended June 30, 2005 resulted from $0.8 million of additional costs for transmission system monitoring and control, training costs for additional contract employees responsible for maintenance of $0.7 million and various increases in other operation expenses of $0.6 million. Partially offsetting these increases was a $2.0 million decrease due to costs billed to ITC associated with Detroit Edison’s performance of maintenance and certain aspects of transmission operations through April 2004 that were not incurred in 2005. There also was a $1.3 million decrease due to expenses related to training contract personnel to transition ITC’s operation and maintenance activities from Detroit Edison, which were incurred in the six months ended June 30, 2004 but not in 2005.
     General and administrative expenses decreased due to the capitalization to property, plant and equipment of certain general and administrative expenditures totaling $1.9 million in the six months ended June 30, 2005. No such amounts were capitalized in the six months ended June 30, 2004, as we began to capitalize these expenses in July 2004 as a result of our exclusive management of our expanded construction program that had previously been administered in part by Detroit Edison. General and administrative expenses also decreased by $2.2 million due to losses incurred in the six months ended June 30, 2004 related to our investment in Conjunction LLC. There was no impact from Conjunction LLC in the six months ended June 30, 2005. Partially offsetting these decreases were increases of $1.0 million relating to higher compensation and benefits expense due to personnel additions and increases of $0.2 million due primarily to Sarbanes-Oxley readiness efforts that were not incurred in the six months ended June 30, 2004.
     Depreciation and amortization expenses increased due to a higher depreciable asset base as a result of property, plant and equipment additions during 2004 and 2005.
     Taxes other than income taxes decreased due to ITC’s lower assessed property tax values as of December 31, 2004, which are the basis for the 2005 property taxes, compared to the assessed values as of December 31, 2003, which were the basis for the 2004 property taxes. Rather than using STC-approved valuation tables, numerous municipalities had applied their own valuation tables in assessing the value of ITC’s personal property at December 31, 2003. The municipalities, however, used STC-approved valuation tables in assessing the value of ITC’s personal property at December 31, 2004, which has resulted in lower property taxes in 2005 compared to 2004.
Other Expenses (Income).
Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004.
     Interest expense increased primarily due to higher borrowing levels under our revolving credit facilities to finance capital expenditures.
     Allowance for equity funds used in construction increased due to higher balances of construction work in progress during 2005 compared to 2004.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future liquidity needs with cash from operations, our cash and cash equivalents, proceeds from the initial public offering of ITC Holdings’ common stock and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding from either our existing equity investors or in the financial markets. We expect that our liquidity requirements will arise principally from our need to:
•	fund capital expenditures;

•	fund working capital requirements

•	fund ITC Holdings’ and ITC’s debt service requirements; and

•	fund distributions to shareholders of ITC Holdings’ common stock.

     In July 2005, we received proceeds of $53.9 million (net of the underwriting discount and commissions) from the initial public offering of ITC Holdings’ common stock, which was used in part to pay off the borrowings under the ITC Holdings revolving credit facility of $21.8 million in August 2005 and will be used to pay offering costs estimated to be $5.2 million.
     We believe that we have sufficient liquidity to meet our currently anticipated short- and long-term liquidity needs.
     We expect to invest approximately $100 million in additional property, plant and equipment in 2005 and a minimum of $100 million in 2006, primarily on projects reviewed by MISO. This amount could vary as ITC continues to identify prudent capital investment opportunities that would reduce transmission constraints, increase flows across the system, or improve system reliability. Additionally, the amount could vary for other reasons, including, among other things, the impact of weather conditions, union strikes, material prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system at any one time or regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings, as well as variances between the actual costs of construction contracts awarded compared to the forecasted costs.
     In 2005, we expect to pay approximately $24.0 million of interest expense and an aggregate of approximately $17.5 million in distributions to our stockholders. On August 16, 2005, our Board of Directors declared a dividend of $0.2625 per share payable on September 16, 2005 to shareholders of record as of August 30, 2005.
Operating Activities
     Net cash provided by operating activities was $14.3 million and $12.9 million for the six months ended June 30, 2005 and 2004, respectively. The increase in operating cash flows was due primarily to higher revenues for the six months ended June 30, 2005 as a result of the end of the rate freeze on December 31, 2004. This was partially offset by decreases in cash flows due to higher working capital needs.
Investing Activities
     Net cash used in investing activities was $61.6 million and $35.9 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash used in investing activities was due to higher expenditures for property, plant and equipment.
Financing Activities
     Net cash provided by financing activities was $35.4 million and $16.6 million for the six months ended June 30, 2005 and 2004. The increase in cash from financing activities is attributable to net borrowings under our revolving credit facilities to finance our capital expenditures.
     ITC currently has total commitments under its revolving credit facility of $65.0 million with an option to increase the commitments to $75.0 million, subject to ITC’s ability to obtain the agreement of willing lenders. At June 30, 2005, ITC had borrowings of $54.6 million outstanding under its revolving credit facility.
     ITC Holdings currently has total commitments under its revolving credit facility of $47.5 million, with an option to increase the commitments to $50.0 million, subject to ITC Holdings’ ability to obtain the agreement of willing lenders. At June 30, 2005, ITC Holdings had borrowings of $14.5 million outstanding under its revolving credit facility.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our registration statement on Form S-1, as amended (File No. 333-123657). Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations outside the ordinary course of business during the three months ended June 30. 2005.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2005. However, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Methods” in our registration statement on Form S-1, as amended (File No. 333-123657) are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in the Notes to Consolidated Financial Statements included in the registration statement. There have been no material changes to that information during the three months ended June 30, 2005.

NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 – New Accounting Pronouncements to our condensed consolidated financial statements in Item 1 for a discussion of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2005, ITC had $54.6 million outstanding under its revolving credit agreement and ITC Holdings had $14.5 million outstanding under its revolving credit agreement, both of which are variable rate loans and therefore fair value approximates book value.
     At June 30, 2005, the fair value of the ITC Series A Mortgage Bonds and ITC Holdings 5.25% Senior Notes was $450.9 million based on the current market price for these borrowings. The total book value of the ITC Series A Mortgage Bonds and ITC Holdings 5.25% Senior Notes was also $450.9 million at June 30, 2005. We performed a sensitivity analysis calculating the impact of changes in interest rates on the fair value of long-term debt at June 30, 2005. A 10% increase in interest rates at June 30, 2005 would decrease the fair value of debt by $15.1 million, and a 10% decrease in interest rates at June 30, 2005 would increase the fair value of debt by $15.7 million.
     As described in our registration statement on Form S-1, as amended (File No. 333-123657), we are also subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, our primary customer. There have been no material changes in these risks during the three months ended June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to cause the material information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Our independent registered public accounting firm, Deloitte & Touche LLP, or Deloitte, noted certain matters involving our internal controls in performing their audit of our financial statements for the year ended December 31, 2004 that it considered to be reportable conditions under the standards established by the Public Company Accounting Oversight Board. Deloitte did not attempt to classify the reportable conditions as significant deficiencies or material weaknesses under the Public Company Accounting Oversight Board auditing standards for an audit of internal controls over financial reporting. Because of these identified reportable conditions and our ongoing evaluation of internal controls over financial reporting, management continues to implement procedures and controls to address the identified conditions and enhance the reliability of our internal control procedures.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our registration statement, as amended, on Form S-1 (File No. 333-123657) relating to our initial public offering of common stock was declared effective on July 25, 2005. In the offering, we sold 2,500,000 shares of common stock at a price of $23.00 per share for a total of $57.5 million in gross proceeds, and International Transmission Holdings Limited Partnership, the selling stockholder, sold 11,875,000 shares of common stock at a price of $23.00 per share for a total of $273.1 million in gross proceeds, constituting all of the shares registered for sale. The offering was managed on behalf of the underwriters by Lehman Brothers Inc., Credit Suisse First Boston, LLC, and Morgan Stanley & Co. Incorporated. The offering commenced on July 26, 2005 and closed on July 29, 2005. Proceeds to ITC Holdings from its initial public offering totaled $53.9 million (net of $3.6 million of underwriting discount and commissions), of which approximately $5.2 million has been or is expected to be utilized to pay legal fees, accounting fees, printing fees and New York Stock Exchange listing fees. Net proceeds to ITC Holdings from its initial public offering totaled $48.7 million. Of the $48.7 million in net proceeds, $21.8 million has been used to pay outstanding bank indebtedness of ITC Holdings, $6.7 million has been used to pay termination fees under management agreements with International Transmission Holdings Limited Partnership, which is ITC Holdings’ controlling shareholder, and Kohlberg Kravis Roberts & Co. L.P. and Trimaran Fund Management, L.L.C., each an investor in International Transmission Holdings Limited Partnership, and the remaining $20.2 million is being invested in short term investments in contemplation of use for general corporate purposes, including capital expenditures at ITC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
As of June 9, 2005, holders of approximately 30,640,459 shares of our common stock, constituting 99% of the outstanding shares on such date, approved the ITC Holdings Corp. Amended and Restated Articles of Incorporation and Amended and Restated Stock Purchase and Option Plan for Key Employees by written consent in lieu of a meeting.
As of July 13, 2005, holders of approximately 29,621,567 shares of our common stock, constituting 96% of the outstanding shares on such date, approved the ITC Holdings Corp. Executive Group Special Bonus Plan and the ITC Holdings Corp. Special Bonus Plan by written consent in lieu of a meeting. The two plans provide that, upon approval of the Board of Directors, Special Bonus Accounts established for plan participants (employees of International Transmission Company are eligible to participate in the plans) may be credited with Special Bonus Amounts.
As of July 24, 2005, holders of approximately 30,171,194 shares of our common stock, constituting 98% of the outstanding shares on such date, approved an increase in the number of shares to be granted under the Amended and Restated Stock Purchase and Option Plan for Key Employees by written consent in lieu of a meeting. The approval increased the number of shares authorized to be granted under the plan from 1.0 million to 1.5 million. Subsequent to this approval, an approximately 3.34 for 1 stock split was effected and the number of authorized shares under the plan is 5,104,821.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report. Our SEC file number is 001-32576.

Exhibit No.	Description of Document
3.1**	Amended and Restated Articles of Incorporation of ITC Holdings Corp. as of June 2005

3.2*	Amended and Restated Bylaws of ITC Holdings Corp. as of May 2005

4.1**	Form of Certificate of Common Stock

10.2*	Amended and Restated Management, Consulting and Financial Services Letter Agreement, dated June 1, 2005, among Kohlberg Kravis Roberts & Co. L.P., International Transmission Holdings Limited Partnership, the Registrant and International Transmission Company (filed as an exhibit to our registration statement, as amended, on Form S-1 (File No. 333-123657) and incorporated herein by reference)

10.3*	Amended and Restated Management, Consulting and Financial Services Letter Agreement, dated June 1, 2005, among Trimaran Fund Management, L.L.C., International Transmission Holdings Limited Partnership, the Registrant and International Transmission Company

10.4*	Amended and Restated Management, Consulting and Financial Services Letter Agreement, dated June 1, 2005, among International Transmission Holdings Limited Partnership, the Registrant and International Transmission Company

10.9**	Forms of Waiver and Agreements for Executive Stockholders

10.10**	Form of Waiver and Agreement for Non-Executive Stockholders

10.13***	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries as of July 2005

10.14**	Special Bonus Plan of ITC Holdings Corp.

10.15*	Short Term Incentive Plan of ITC Holdings Corp.

10.16**	Executive Group Special Bonus Plan of ITC Holdings Corp.

10.17*	Management Supplemental Benefit Plan

10.24*	Employment Agreement between ITC Holdings Corp. and Joseph L. Welch

10.25*	Form of Employment Agreements between ITC Holdings Corp. and Edward M. Rahill, Linda H. Blair, Richard A. Schultz and Jon Jipping

10.26*	Form of Employment Agreements between ITC Holdings Corp. and Daniel J. Oginsky, Jim D. Cyrulewski, Joseph R. Dudak and Larry Bruneel

31.1****	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2****	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Registration Statement on Form S-1 Amendment No. 2 filed on June 10, 2005.
**	Incorporated by reference to registrant’s Registration Statement on Form S-1 Amendment No. 3 filed on June 30, 2005.
***	Incorporated by reference to registrant’s Registration Statement on Form S-1 Amendment No. 5 filed on July 20, 2005.
****	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 25, 2005

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch

Joseph L. Welch
Director, President, Chief Executive Officer and Treasurer (duly authorized officer)

By:	/s/ Edward M. Rahill

Edward M. Rahill
Vice President – Finance and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.