Form 10-Q
period 2005-09-30
ITC Holdings Corp.
filed 2005-11-03
CIK 1317630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576

ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	32-0058047 (I.R.S. Employer Identification No.)
39500 Orchard Hill Place, Suite 200
Novi, Michigan 48375
(Address Of Principal Executive Offices, Including Zip Code)
(248) 374-7100
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 28, 2005 was 33,198,138.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2005
DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
• ‘‘ITC Holdings’’ are references to ITC Holdings Corp. and not any of its subsidiaries;
• ‘‘International Transmission’’ are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;
• ‘‘We,’’ ‘‘our’’ and ‘‘us’’ are references to ITC Holdings, together with all of its subsidiaries;
• “FERC” are references to the Federal Energy Regulatory Commission;
• “MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which International Transmission is a member;
• ‘‘MW’’ are references to megawatts (one megawatt equaling 1,000,000 watts); and
• “Predecessor International Transmission” are references to the International Transmission business prior to its acquisition by ITC Holdings from DTE Energy Company on February 28, 2003.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$29,717	$14,074
Accounts receivable	25,514	15,614
Inventory	19,364	13,785
Deferred income taxes	5,730	—
Other	3,466	954

Total current assets	83,791	44,427
Property, plant and equipment (net of accumulated depreciation and amortization of $411,579 and $402,026, respectively)	581,555	513,684
Other assets
Goodwill	174,256	176,039
Regulatory assets- acquisition adjustment	52,774	55,047
Other regulatory assets	6,603	8,053
Deferred financing fees (net of accumulated amortization of $2,226 and $1,294, respectively)	5,798	6,058
Deferred income taxes	—	2,871
Other	1,373	2,668

Total other assets	240,804	250,736

TOTAL ASSETS	$906,150	$808,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,105	$29,788
Accrued interest	5,032	10,294
Accrued taxes	5,290	12,831
Point-to-point revenue due to customers	—	12,903
Other	7,721	5,728

Total current liabilities	48,148	71,544
Accrued pension liability	3,458	3,783
Accrued postretirement liability	2,731	2,338
Deferred compensation liability	459	2,329
Deferred income taxes	19,756	—
Regulatory liabilities	50,005	43,941
Deferred payables	3,665	4,887
Long-term debt	508,482	483,423
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,195,238 and 30,679,240 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	252,058	203,459
Unearned compensation- restricted stock	(1,432)	(1,411)
Accumulated earnings (deficit)	18,820	(5,446)

Total stockholders’ equity	269,446	196,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$906,150	$808,847

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING REVENUES	$66,047	$38,223	$159,225	$97,956

OPERATING EXPENSES
Operation and maintenance	14,891	6,710	31,282	18,916
General and administrative	6,723	4,659	16,734	17,522
Depreciation and amortization	8,435	7,500	24,607	21,824
Taxes other than income taxes	2,104	5,337	10,223	16,036

Total operating expenses	32,153	24,206	82,846	74,298

OPERATING INCOME	33,894	14,017	76,379	23,658

OTHER EXPENSES (INCOME)
Interest expense	7,006	6,388	21,014	19,084
Termination of management agreements	6,725	—	6,725	—
Allowance for equity funds used in construction	(707)	(645)	(2,178)	(1,348)
Other income	(220)	(730)	(688)	(1,001)
Other expense	223	41	481	125

Total other expenses (income)	13,027	5,054	25,354	16,860

INCOME BEFORE INCOME TAXES	20,867	8,963	51,025	6,798

INCOME TAX PROVISION	7,374	3,187	18,046	2,475

NET INCOME	$13,493	$5,776	$32,979	$4,323

Basic earnings per share	$0.42	$0.19	$1.07	$0.14
Diluted earnings per share	$0.40	$0.19	$1.03	$0.14

Weighted-average basic shares	32,095,482	30,183,823	30,932,887	30,174,214
Weighted-average diluted shares	33,375,482	31,170,680	32,132,161	30,694,051

Dividends declared per common share	$0.2625	$—	$0.2625	$—
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,979	$4,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,607	21,824
Amortization of deferred financing fees and discount	1,030	786
Stock-based compensation expense	1,084	716
Deferred income taxes	17,910	2,720
Other regulatory assets	1,450	1,450
Allowance for equity funds used in construction	(2,178)	(1,348)
Other	(2,771)	381
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(44,390)	(3,093)

Net cash provided by operating activities	29,721	27,759
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(87,294)	(52,561)
Insurance proceeds on property, plant and equipment	4,900	—
Other	334	(96)

Net cash used in investing activities	(82,060)	(52,657)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities	65,500	42,500
Repayments of revolving credit facilities	(40,500)	(22,000)
Dividends paid	(8,713)	—
Issuance of long-term debt	—	46
Repayment of long-term debt	(46)	—
Debt issuance costs	(672)	(684)
Issuance of common stock	54,062	264
Common stock issuance costs	(1,649)	—

Net cash provided by financing activities	67,982	20,126

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,643	(4,772)

CASH AND CASH EQUIVALENTS — Beginning of period	14,074	8,139

CASH AND CASH EQUIVALENTS — End of period	$29,717	$3,367

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
     The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year. Our revenues are dependent on monthly peak loads and regulated transmission rates. Electric transmission is generally a seasonal business because demand for electricity largely depends on weather conditions. Revenues and operating income are higher in the summer months when cooling demand is high.
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in thousands)	2005	2004
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(9,900)	$(4,102)
Inventory	(5,579)	1,172
Other current assets	(2,512)	(602)
Accounts payable	3,885	3,560
Accrued interest	(5,262)	(5,472)
Accrued taxes	(7,541)	2,044
Point-to-point revenue due to customers	(12,903)	(653)
Other current liabilities	(4,578)	960

Total change in current assets and liabilities	$(44,390)	$(3,093)

Supplementary cash flows information-
Interest paid (excluding interest capitalized)	$23,797	$22,314
Federal income taxes paid	$135	$—

Supplementary noncash investing activities (a)
Additions to property, plant and equipment	$16,543	$8,083

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2005, but will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
     Initial Public Offering - On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount), before offering costs incurred estimated at $7.1 million. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.
     The offering was approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.

     As of September 30, 2005, $7.1 million has been incurred for professional services in connection with the initial public offering and was recorded in the consolidated statements of financial position as a reduction in stockholders’ equity. We have $5.5 million recorded in other current liabilities for the amounts that had not been paid as of September 30, 2005.
     Management Agreements - On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., or KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the provision of management, consulting and financial services in exchange for annual fees. We incurred expenses of $0.8 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively, for these annual fees, excluding out-of-pocket costs. In connection with the ITC Holdings initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of one-time fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in other expenses in the third quarter of 2005.
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
3. ACQUISITION OF PREDECESSOR INTERNATIONAL TRANSMISSION
     On February 28, 2003, ITC Holdings acquired all of DTE Energy Company’s outstanding ownership interests in Predecessor International Transmission for $610.0 million in cash plus direct transaction costs. The terms and conditions of the acquisition are set forth in the Stock Purchase Agreement by and between DTE Energy Company and ITC Holdings Corp., or the Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, after the closing of the acquisition which occurred on February 28, 2003, the purchase price may be adjusted based on revisions to the closing balance sheet of Predecessor International Transmission as of February 28, 2003. Various such adjustments were made to the purchase price during 2004 and 2003.
     During 2005, ITC Holdings and DTE Energy Company negotiated additional property, plant and equipment, inventory, and other closing balance sheet items related to the acquisition. These negotiations were finalized during the third quarter of 2005 and we do not expect any further adjustments to the purchase price.
     The following table summarizes the changes in the carrying amount of International Transmission’s goodwill during the nine months ended September 30, 2005:

(in thousands)
Goodwill balance, December 31, 2004	$176,039
Changes to goodwill:
International Transmission purchase price adjustments	(1,783)

Goodwill balance, September 30, 2005	$174,256

4. REGULATORY MATTERS
     Revenue Deferral- International Transmission’s network transmission rates had been fixed at $1.075 per kilowatt per month from February 28, 2003 through December 31, 2004 (the “Freeze Period”). The difference between the revenue International Transmission would have been entitled to collect under Attachment O and the actual revenue International Transmission received based on the fixed transmission rate in effect during the Freeze Period (the “Revenue Deferral”) will be recognized as revenue when billed. The cumulative Revenue Deferral at December 31, 2004 was $59.7 million ($38.8 million net of tax). At the end of each year, the cumulative Revenue Deferral, net of taxes, will be included in rate base on Attachment O to determine International Transmission’s annual revenue requirement. The Revenue Deferral will be included ratably in rates over the five-year period beginning June 1, 2006. The Revenue Deferral and related taxes are not reflected as an asset or as revenue in the 2003 or 2004 consolidated financial statements, because the Revenue Deferral does not meet the criteria to be recorded as a regulatory asset in accordance with SFAS 71.
     Point-to-Point Revenues- For the three and nine months ended September 30, 2005, we recognized $7.8 million and $17.6 million, respectively, of point-to-point revenues. For the three and nine months ended September 30, 2004, we recognized $1.0 million and $3.1 million, respectively, of point-to-point revenues, which is net of amounts refunded. The rates approved by the FERC in connection with our acquisition of International Transmission from DTE Energy Company included a departure from the Attachment O formula with respect to the treatment of point-to-point revenues received during 2003 and 2004. Based on FERC orders as part of the acquisition of International Transmission from DTE Energy Company, International Transmission refunded 100% of 2003 point-to-point revenues in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005 to network and point-to-point customers pro rata. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 are deducted from International Transmission’s revenue requirement in determining the annual network transmission rates.
     Redirected Transmission Service- In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO is charging excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. In May 2005, FERC gave notice that MISO’s refund date established by the order was extended through September 16, 2005, as requested by MISO, but FERC required MISO to file an interim status report of the refund calculation. International Transmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and International Transmission refunded $0.5 million in September 2005 relating to redirected transmission service, which was recorded as a reduction in operating revenues.
     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. FERC has not yet acted on the rehearing requests. We are unable to determine at this time whether the resolution of this matter will have a material impact on our consolidated financial statements.
     Long Term Pricing- In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and will remain in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, International Transmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO.
     We recorded $1.4 million of SECA revenue for the nine months ended September 30, 2005 and recorded $0.1 million of SECA revenue in 2004 based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC with a final order expected in 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by International Transmission will result from this hearing and we have not accrued any refund amounts relating to this proceeding.
     Elimination of Transmission Rate Discount- Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we had recorded revenues based only on the amounts collected by MISO and remitted to International Transmission. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order, the resolution of which we do not expect will have a material impact on our consolidated financial statements.

5. LONG TERM DEBT- REVOLVING CREDIT FACILITIES
     At September 30, 2005 International Transmission had total commitments under its revolving credit facility of $65.0 million, with an option to increase the commitments to $75.0 million. In October 2005, International Transmission increased its commitments under its revolving credit facility to $75.0 million. At September 30, 2005, International Transmission had borrowings of $57.5 million outstanding under its revolving credit facility.
     At September 30, 2005 ITC Holdings had total commitments under its revolving credit facility of $47.5 million, with an option to increase the commitments to $50.0 million. In October 2005, ITC Holdings increased its commitments under its revolving credit facility to $50.0 million. At September 30, 2005, ITC Holdings had no amounts outstanding under its revolving credit facility.
6. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
     Stock Split - ITC Holdings’ Articles of Incorporation were amended in June 2005 to authorize 100 million shares of common stock. On July 19, 2005, ITC Holdings effected an approximately 3.34-for-one stock split. Additionally, in July 2005, ITC Holdings adjusted the number of shares authorized under the Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries, as well as the share amounts of stock grants under the plan and the number of options and exercise prices of options under the plan as a result of the approximately 3.34-for-one stock split. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split and the changes to the Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries and the Amended and Restated Articles of Incorporation of ITC Holdings.
     Option Grants - In July 2005, we granted 695,178 options that generally vest in five equal annual installments beginning on July 25, 2006. The exercise price of these options is $23.00 per share.
7. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three months and nine months ended September 30, 2005 and 2004 is presented in the following table:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands, except share and per share data)	2005	2004	2005	2004
Basic earnings per share:
Net income	$13,493	$5,776	$32,979	$4,323
Weighted-average shares outstanding	32,095,482	30,183,823	30,932,887	30,174,214

Basic earnings per share	$0.42	$0.19	$1.07	$0.14

Diluted earnings per share:
Net income	$13,493	$5,776	$32,979	$4,323
Weighted-average shares outstanding	32,095,482	30,183,823	30,932,887	30,174,214
Incremental shares of stock-based awards	1,280,000	986,857	1,199,274	519,837

Weighted-average dilutive shares outstanding	33,375,482	31,170,680	32,132,161	30,694,051

Diluted earnings per share	$0.40	$0.19	$1.03	$0.14

     Basic earnings per share excludes 332,124 and 473,292 shares of restricted common stock at September 30, 2005 and 2004, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     Options to purchase 0.7 million shares of ITC Holdings common stock at September 30, 2005 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 because the inclusion of such shares would have been anti-dilutive.
     Compensation arrangements for certain employees and a non-employee included a commitment by the individual to purchase a stated number of shares of stock of ITC Holdings. Prior to the actual purchase of such shares, the commitment was treated as a stock subscription, and because such shares effectively participate in dividends, share amounts of 92,152 and 88,254 for the three months and nine months ended September 30, 2004 have been included in the weighted average common shares outstanding used to determine both basic and diluted earnings per share.
8. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service. The traditional final average pay plan benefits factor average final compensation and age at retirement in determining retirement benefits provided. The cash balance plan benefits are based on annual employer contributions and interest credits. We have also established two supplemental nonqualified, noncontributory, unfunded retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. During the third quarter of 2005, we made contributions of $1.6 million to our pension plans.

     Net pension cost for the three and nine months ended September 30, 2005 and 2004 includes the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Service cost	$225	$193	$673	$577
Interest cost	144	128	433	383
Expected return on plan assets	(72)	(64)	(215)	(191)
Amortization of prior service cost	122	133	366	400
Amortization of unrecognized (gain)/loss	(1)	(1)	(2)	(2)

Net pension cost	$418	$389	$1,255	$1,167

Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. During the third quarter of 2005, we made contributions of $0.5 million to our postretirement benefit plans.
     Net postretirement cost for the three and nine months ended September, 2005 and 2004 includes the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Service cost	$250	$124	$751	$373
Interest cost	46	30	137	89
Expected return on plan assets	(3)	—	(9)	—
Amortization of actuarial loss	8	—	24	—

Net postretirement cost	$301	$154	$903	$462

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.2 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively.
9. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     On June 15, 2005, our board of directors approved two new, discretionary special bonus plans, the ITC Holdings Executive Group Special Bonus Plan and the ITC Holdings Special Bonus Plan, under which plan participants may have amounts credited to accounts we maintain for each participant in respect of each calendar year during which the plans are in place. Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors is required to give consideration to dividends paid, or expected to be paid, on our common stock during each year. Under both plans, plan participants will be entitled to elect the investment options in which their bonus accounts will be deemed invested. Our board of directors can generally amend or terminate the plans at any time, except that no such amendment or termination can materially and adversely affect accrued and vested rights, unless an amendment is necessary to satisfy applicable laws or new accounting standards. All distributions under these plans are payable only in cash.
     Our executive officers are eligible to participate in the ITC Holdings Executive Group Special Bonus Plan. Plan participants generally are vested in amounts credited to their plan accounts to the extent they are vested in option awards previously granted under our 2003 Stock Purchase and Option Plan. To the extent participants are vested in amounts credited to their special bonus plan accounts, such amounts will be payable within fifteen days after the date the amounts are credited, unless the plan participant has previously made an election to defer receipt of such amounts. Any amounts that are unvested at the time they are credited to an account are only payable on the first to occur of the plan participant’s death, permanent disability, a change in control of us or, subject to the participant’s continued employment with us on such date, the fifth anniversary of the date on which the plan participant was granted the option to purchase our common stock under the 2003 Stock Purchase and Option Plan.

     Our non-executive employees are eligible to participate in the ITC Holdings Special Bonus Plan. Plan participants become vested in their account balances on the first to occur of the plan participant’s death, permanent disability, a change in control of us or, subject to the participant’s continued employment with us on such date, the fifth anniversary of the date on which the plan participant was granted the option to purchase our common stock under the 2003 Stock Purchase and Option Plan. Participants in this plan are not given the opportunity to defer receipt of any part of their plan accounts.
     The special bonus plans are accounted for as compensation plans. Awards made under the special bonus plans are amortized to expense over the vesting period of the award if the award vests in the future, or are expensed immediately if the participant is vested in the award at the time of the award. In August 2005, our board of directors authorized awards under the two special bonus plans totaling $0.7 million, with $0.2 million relating to vested awards that were recorded to general and administrative expenses, and $0.5 million relating to awards that are expected to vest over periods ranging from 30 to 59 months, for which the amortization to general and administrative expenses recorded during the three months ended September 30, 2005 was less than $0.1 million.
     The contributions made to the trust to fund the special bonus plans for non-executive employees of $0.2 million at September 30, 2005 are included in other assets. We account for the assets contributed under the special bonus plans and held in a trust as trading securities under SFAS 115. Accordingly, gains or losses on the investments are recorded as investment income or loss with an offsetting amount recorded to general and administrative expense.
Termination of Dividend Equivalent Rights Plan
     On May 10, 2005, our board of directors terminated the Dividend Equivalent Rights Plan. Upon termination of the plan, 25 plan participants were entitled to receive their full account balances. As a result, an aggregate amount of approximately $1.8 million was paid by us from the funded trust to participants in the plan in July 2005. There was no net income impact from the termination of the plan.
10. CONTINGENCIES
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
Consumers Energy Company Invoice
     In 2004, International Transmission received an invoice from the Consumers Energy Company, or Consumers, the previous owner of the Michigan Electric Transmission Company, which stated that International Transmission owes $0.7 million for International Transmission’s share of the bonus payments paid by Consumers to its employees for the operation of the Michigan Electric Coordinated Systems pool center in 2002. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
CMS ERM Michigan L.L.C. Mediation
     In July 2005, International Transmission received a Notice of Mediation from MISO indicating that CMS ERM Michigan L.L.C., a customer of transmission service in the MISO region, disputed bills it received from MISO for transmission service it requested in April and May of 2005. CMS ERM Michigan L.L.C. sought to have its disputed requests for transmission service of $0.7 million annulled; MISO took the position that the requests cannot be annulled. The mediation was settled in October 2005 for an amount significantly less than the disputed amount, and the settlement did not have a material impact on operating revenues or results of operations.

Michigan Public Power Agency Accounts Receivable and Revenues
     The Michigan Public Power Agency, or MPPA, has an ownership interest in International Transmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and International Transmission, International Transmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We have $3.4 million included in accounts receivable as of September 30, 2005 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through September 2005. In June 2005, MPPA took the position that it should pay no more than $0.5 million of the $2.3 million billed to it by International Transmission during 2003 and 2004. On June 30, 2005, International Transmission commenced litigation to recover the full amount billed to MPPA under the Ownership and Operating Agreement. We have not recorded any reserve relating to this matter as of September 30, 2005 based on our assessment of the likelihood of collection of the receivable.
     MPPA filed an answer to International Transmission’s lawsuit on August 3, 2005. In addition, MPPA counter-claimed that International Transmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through International Transmission. MPPA has contended previously that amounts it owes to International Transmission under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if International Transmission had executed the revenue distribution agreement. We do not expect that the resolution of this matter will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that International Transmission is improperly retaining MPPA revenue, which totaled $1.2 million at September 30, 2005, which MISO has remitted to International Transmission on MPPA’s behalf beginning January 1, 2005. We have not recorded the MPPA revenue amounts as our revenues and expect to remit these retained amounts after we execute a revenue distribution agreement and collect the accounts receivable from MPPA.
Thumb Loop Project
     International Transmission currently is upgrading its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, International Transmission is replacing existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that International Transmission’s facilities upgrades overburden International Transmission’s easement rights, and in part have alleged trespass. A state trial court has granted International Transmission’s request for a preliminary injunction, finding that International Transmission is substantially likely to succeed on its claim that International Transmission is not overburdening its easement and that International Transmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation regarding the property owners’ claims is pending and the final disposition of the litigation remains unknown. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.1 million as of September 30, 2005. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.
Property Taxes
     Numerous municipalities applied their own valuation tables in assessing the value of International Transmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. International Transmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. International Transmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, International Transmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, International Transmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. We expect to pay an additional $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter.
     International Transmission also appealed the assessments for certain real property for which the assessed value at December 31, 2003 was uncapped as a result of a change in real property ownership upon the acquisition of International Transmission. The assessed values at December 31, 2003 were the basis for 2004 property tax expense. For the real property parcels that have been appealed, International Transmission expensed and paid to municipalities the total assessed taxes relating to 2004 in the amount of $1.7 million. Any reductions of these assessments would be recorded as reductions to property tax expense when realized and are not expected to be material.
     The December 31, 2004 tax assessments received from the municipalities are the basis for 2005 property taxes and use the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to tax year 2005 is based on a total estimated annual liability of $16.8 million.

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
     The put agreements with CIBC, Inc. will remain in effect until the date when the ITC Holdings obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was $0.7 million at September 30, 2005.
11. SEGMENT INFORMATION
     Our business segments consisted of International Transmission and New York Transmission Holdings Corporation, or NYTHC, in 2004. International Transmission is a regulated enterprise. NYTHC is a subsidiary that invests in non-regulated ventures, which consisted exclusively of Conjunction LLC, during 2004. Conjunction LLC was formed in 2003 to develop a high-voltage direct current line to be built within New York state to transmit power to the metropolitan New York City area. The development of the project was abandoned in 2004. There was no activity in the NYTHC segment in 2005. ITC Holdings’ activities include general corporate expenses and interest expense. ITC Holdings has no revenue generating activities.
Three months ended September 30, 2005 (in thousands)	International Transmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$66,047	$—	$—	$—	$—	$66,047
Net income (loss)	20,476	—	(6,983)	—	—	13,493
Total assets	883,410	—	475,810	—	(453,070)	906,150

Three months ended September 30, 2004 (in thousands)	International Transmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$38,223	$—	$—	$—	$—	$38,223
Net income (loss)	7,973	(109)	(2,088)	—	—	5,776
Total assets	774,486	—	464,522	(12,123)	(458,655)	768,230

Nine months ended September 30, 2005 (in thousands)	International Transmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$159,225	$—	$—	$—	$—	$159,225
Net income (loss)	45,346	—	(12,367)	—	—	32,979
Total assets	883,410	—	475,810	—	(453,070)	906,150

Nine months ended September 30, 2004 (in thousands)	International Transmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
Operating revenues	$97,956	$—	$—	$—	$—	$97,956
Net income (loss)	12,837	(1,540)	(6,974)	—	—	4,323
Total assets	774,486	—	464,522	(12,123)	(458,655)	768,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects’’ and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in our registration statement on Form S-1, as amended (File No. 333-123657), and the following:
• our ability to obtain regulatory approval for rate adjustments in response to changing circumstances and changes in laws or regulations affecting us, and our ability to maintain the Attachment O rate setting mechanism used by International Transmission that has been approved by FERC through January 31, 2008;
• restrictions imposed by laws, including the Federal Power Act of 1935 and the Energy Policy Act of 2005, or regulations affecting ITC Holdings and International Transmission;
• changes in the nature or the composition of the transmission grid in surrounding areas, location of generation assets within International Transmission’s service territory and in surrounding regions and the impact of electricity flows on the transmission system;
• any changes in our regulatory construct;
• the stability of The Detroit Edison Company, or Detroit Edison, our primary customer, or changes in regulation affecting Detroit Edison;
• protracted generation outages;
• potential environmental liabilities;
• hazards related to our business;
• damage to our assets or our ability to serve our customers, market disruptions and other economic effects as a result of terrorism, military activity or war and action by the United States and other governments in reaction thereto;
• our ability to make capital investments, due to the impact of weather conditions, the price and availability of materials, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our system at any one time, the need for regulatory approvals or the effects of legal proceedings;
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
OVERVIEW
     Our operating subsidiary, International Transmission, is the first independently owned and operated electricity transmission company in the United States. International Transmission owns, operates and maintains a fully-regulated, high-voltage transmission system that transmits electricity to local electricity distribution facilities from generating stations in Michigan, other midwestern states and Ontario, Canada. International Transmission became independent as a result of DTE Energy Company’s divestiture of its electricity transmission business, consistent with the FERC and State of Michigan policy initiatives promoting an independent transmission system. The FERC’s transmission policy was developed in part in response to the significant historical underinvestment in transmission infrastructure in the United States and the potential for discrimination that arises when a utility operates transmission and generation facilities within the same region.
     International Transmission’s primary operating responsibilities include maintaining, improving and expanding its transmission system to meet its customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to make sure physical limits are not exceeded.

     We derive nearly all of our revenues from providing (1) network transmission service, (2) point-to-point transmission service, and (3) scheduling, control and dispatch services over our system. Most of our expenses and substantially all of our assets are devoted to providing transmission service. International Transmission’s principal transmission service customer is Detroit Edison. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on International Transmission’s transmission system. International Transmission’s rates are established on a cost-of-service model allowing for the recovery of expenses, including depreciation and amortization, and a return on invested capital. International Transmission’s transmission rates are determined on an annual basis using a FERC-approved formulaic rate setting mechanism known as Attachment O.
     Network revenues are generated from fees charged to network customers for their use of International Transmission’s electricity transmission system during the one hour of monthly peak usage using rates regulated by the FERC. Point-to-point revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff. International Transmission refunded 100% of 2003 point-to-point revenues in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Under Attachment O, point-to-point revenues that are not refunded to customers are deducted from International Transmission’s revenue requirement in determining network transmission rates for the following year. Scheduling, control and dispatch revenues are allocated to International Transmission by MISO as compensation for the services International Transmission performs, jointly with the Michigan Electric Transmission Company, or METC, in operating the Michigan Electric Coordinated Systems, or MECS, control area. Such services include processing energy schedule requests utilizing the MECS system, monitoring of reliability data, implementation of emergency procedures, and coordination of the MECS operation.
     For the period January 1, 2005 through September 30, 2005, we have invested $88.2 million in property, plant and equipment and have recognized $24.6 million of depreciation and amortization expense. We expect total investments in property, plant and equipment of $110.0 million in 2005 based on projects currently planned or being considered, and expect the total investment in 2006 to be at least at the 2005 level based on projects currently planned or being considered. The amounts could vary due to the impact of weather conditions, the price and availability of materials, our ability to obtain any necessary financing, limitations on the amount of construction that can be undertaken on our system at any one time, the need for regulatory approvals, restraints imposed by legal proceedings, and variances between estimated and actual costs of construction contracts awarded. Investments in property, plant and equipment in 2006 will be higher than the 2005 level if we are able to engage in additional capital projects notwithstanding the limitations on the amount of construction that can be undertaken on our system or other limitations mentioned in the factors above. Property, plant and equipment additions in excess of depreciation and amortization expense as illustrated below result in an expansion of International Transmission’s rate base.

Trends and Seasonality
     We expect a general trend of moderate growth in the tariff rate for International Transmission over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of network load and other factors beyond our control. The tariff rate for the period from June 1, 2005 through May 31, 2006 is based primarily on FERC Form 1 data for the year ended December 31, 2004 and is $1.594 per kW/month compared to $1.587 per kW/month for the period from January 1, 2005 through May 31, 2005. Absent any other factors, there are two known items that will cause an increase in the rate on June 1, 2006. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 will be included in International Transmission’s rates in each of the following five 12-month periods.
     The other component of the increase in rates that is expected to continue over the next few years is a result of increased capital investment in excess of depreciation. International Transmission strives for improved reliability of its system and lower delivered costs of electricity to end-use consumers. We continually assess our transmission system against reliability standards established by the North American Electric Reliability Council (NERC) and East Central Area Reliability Council (ECAR), as well as our own planning criteria that are filed annually with the FERC. Analysis of the transmission system against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout in the northeastern United States. We believe that investing in the system to meet these standards, although not mandated by FERC, is a prudent way to prioritize capital spending. Moreover, on August 8, 2005 the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We anticipate that these new mandatory standards will also assist in prioritizing capital spending. We believe that investing in the system to increase throughput and reduce transmission congestion to reduce the delivered cost of energy to end-use customers is another prudent way to prioritize capital spending. Projects that meet the reliability standards also may increase throughput and reduce transmission congestion in International Transmission’s system, which in turn reduce the delivered cost of energy to end-use customers. Based on our planning studies, we see needs to spend approximately $600 million over five to seven years beginning in 2005 to rebuild existing transmission property, plant and equipment. There may be additional investment of up to approximately $400 million over the same period to upgrade the system to take into account demographics changes in Southeastern Michigan that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market. This additional investment amount also may be needed to accommodate either the siting of new generation or to increase import capacity in response to expected growth in peak electrical demand. Approximately $100 million may be invested over this period for the primary benefit of relieving congestion in the transmission system in Southeastern Michigan, but the total of all these investments is expected not to exceed $1 billion.
     Our capital investment strategy is aligned with FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based on the levels of prudent and necessary capital investment as well as strategic maintenance spending on our transmission system. We do not use revenues or net income as the primary measure of our performance. Revenues and net income vary between the current year and prior year quarters based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period vary from the data on which the Attachment O rate is based, International Transmission will earn more or less revenue during that annual period and therefore will recover more or less than its revenue requirement. However, this recovery of more or less than International Transmission’s revenue requirement is taken in account by Attachment O in the following period. Therefore, Attachment O has the effect of smoothing the recovery of International Transmission’s revenue requirement over time. The Attachment O template is completed on an annual basis, and the formulaic rate setting mechanism adjusts International Transmission’s transmission rates for differences experienced from the prior year, including the amount of network load, operating expenses and capital expenditures.

     Certain types of point-to-point revenues that have been or are expected to be earned in 2005 in the amount of $5.0 million to $7.0 million are expected to be eliminated in 2006.
     The total of the monthly peak loads for the three months and nine months ended September 30, 2005 was up 8.6% and 3.6% compared to the corresponding totals for the three months and nine months ended September 30, 2004, respectively.
     Monthly Peak Load (in MW)

	2005	2004	2003	2002	2001
January	8,090	8,022	7,608	7,668	7,753
February	7,672	7,656	7,437	7,572	7,355
March	7,562	7,434	7,542	7,566	7,258
April	7,299	7,305	6,934	8,386	7,012
May	7,678	8,718	7,017	8,702	8,068
June	12,146	11,114	11,266	11,067	10,895
July	11,822	11,344	10,225	11,423	11,309
August	12,308	10,877	11,617	11,438	11,875
September	10,675	9,841	8,717	10,894	10,037
October		7,197	7,369	8,645	7,145
November		7,832	7,843	7,271	7,343
December		8,469	8,124	7,772	7,573
     Our results of operations are subject to seasonal variations. Our revenues depend on the monthly peak loads and regulated transmission rates. Demand for electricity and thus transmission load, to a large extent depend upon weather conditions. Our revenues and operating income are higher in the summer months when cooling demand and network load are higher.
     We are not aware of any trends or uncertainties in the economy or the industries in International Transmission’s service territory that are reasonably likely to have a material effect on our financial condition or results of operations. However, any change in economic conditions that either increases or decreases the use of International Transmission’s system to transmit electricity will impact revenue for a given year. Additionally, adverse economic conditions could impact our customers’ ability to pay for our services.
Recent Developments
Initial Public Offering - On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to our registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in net proceeds from the offering of $53.9 million (net of the underwriting discount), before offering costs incurred estimated at $7.1 million. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.
     The offering was approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.
Management Agreements- On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., or KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the provision of management, consulting and financial services in exchange for annual fees. We incurred expenses of $0.8 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively, for these annual fees, excluding out-of-pocket costs. In connection with the ITC Holdings initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of one-time fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in other expenses in the third quarter of 2005.
Redirected Transmission Service- In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO is charging excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. In May 2005, FERC gave notice that MISO’s refund date established by the order was extended through September 16, 2005, as requested by MISO, but FERC required MISO to file an interim status report of the refund calculation. International Transmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and International Transmission refunded $0.5 million in September 2005 relating to redirected transmission service, which was recorded as a reduction in operating revenues.
     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. FERC has not yet acted on the rehearing requests. We are unable to determine at this time whether the resolution of this matter will have a material impact on our consolidated financial statements.

Long Term Pricing- In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and will remain in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, International Transmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO. SECA revenue and through-and-out revenue are both accounted for as point-to-point revenues.
     We recorded $1.4 million of SECA revenue for the nine months ended September 30, 2005 and recorded $0.1 million of SECA revenue in 2004 based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC with a final order expected in 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by International Transmission will result from this hearing and we have not accrued any refund amounts relating to this proceeding.
Elimination of Transmission Rate Discount- Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we had recorded revenues based only on the amounts collected by MISO and remitted to International Transmission. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order, the resolution of which we do not expect will have a material impact on our consolidated financial statements.
Michigan Public Power Agency Accounts Receivable and Revenues- The Michigan Public Power Agency, or MPPA, has an ownership interest in International Transmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and International Transmission, International Transmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We have $3.4 million included in accounts receivable as of September 30, 2005 for amounts billed to MPPA under the Ownership and Operating Agreement for the period March 2003 through September 2005. In June 2005, MPPA took the position that it should pay no more than $0.5 million of the $2.3 million billed to it by International Transmission during 2003 and 2004. On June 30, 2005, International Transmission commenced litigation to recover the full amount billed to MPPA under the Ownership and Operating Agreement. We have not recorded any reserve relating to this matter as of September 30, 2005 based on our assessment of the likelihood of collection of the receivable.
     MPPA filed an answer to International Transmission’s lawsuit on August 3, 2005. In addition, MPPA counter-claimed that International Transmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through International Transmission. MPPA has contended previously that amounts it owes to International Transmission under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if International Transmission had executed the revenue distribution agreement. We do not expect that the resolution of this matter will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that International Transmission is improperly retaining MPPA revenue, in the amount of $1.2 million at September 30, 2005, which MISO has remitted to International Transmission on MPPA’s behalf beginning January 1, 2005. We have not recorded the MPPA revenue amounts as our revenues and expect to remit these retained amounts after we execute a revenue distribution agreement and collect the accounts receivable from MPPA.
Property Taxes- Numerous municipalities applied their own valuation tables in assessing the value of International Transmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. International Transmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. International Transmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, International Transmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, International Transmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. We expect to pay an additional $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter.

Termination of Dividend Equivalent Rights Plan- On May 10, 2005, our board of directors terminated the Dividend Equivalent Rights Plan. Upon termination of the plan, 25 plan participants were entitled to receive their full account balances. As a result, an aggregate amount of approximately $1.8 million was paid by us from the funded trust to participants in the plan in July 2005. There was no net income impact from the termination of the plan.
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended September 30,				Nine months ended September 30,
			Increase				Increase
(unaudited, in thousands)	2005	2004	(Decrease)%		2005	2004	(Decrease)%
OPERATING REVENUES	$66,047	$38,223	$27,824	72.8%	$159,225	$97,956	$61,269	62.5%

OPERATING EXPENSES
Operation and maintenance	14,891	6,710	8,181	121.9%	31,282	18,916	12,366	65.4%
General and administrative	6,723	4,659	2,064	44.3%	16,734	17,522	(788)	-4.5%
Depreciation and amortization	8,435	7,500	935	12.5%	24,607	21,824	2,783	12.8%
Taxes other than income taxes	2,104	5,337	(3,233)	-60.6%	10,223	16,036	(5,813)	-36.2%

Total operating expenses	32,153	24,206	7,947	32.8%	82,846	74,298	8,548	11.5%

OPERATING INCOME	33,894	14,017	19,877	141.8%	76,379	23,658	52,721	222.8%

OTHER EXPENSES (INCOME)
Interest expense	7,006	6,388	618	9.7%	21,014	19,084	1,930	10.1%
Termination of management agreements	6,725	—	6,725	n/a	6,725	—	6,725	n/a
Allowance for equity funds used in construction	(707)	(645)	(62)	9.6%	(2,178)	(1,348)	(830)	61.6%
Other income	(220)	(730)	510	-69.9%	(688)	(1,001)	313	-31.3%
Other expense	223	41	182	443.9%	481	125	356	284.8%

Total other expenses (income)	13,027	5,054	7,973	157.8%	25,354	16,860	8,494	50.4%

INCOME BEFORE INCOME TAXES	20,867	8,963	11,904	132.8%	51,025	6,798	44,227	650.6%

INCOME TAX PROVISION	7,374	3,187	4,187	131.4%	18,046	2,475	15,571	629.1%

NET INCOME	$13,493	$5,776	$7,717	133.6%	$32,979	$4,323	$28,656	662.9%

Operating Revenues.
Three months ended September 30, 2005 compared to three months ended September 30, 2004.
     The following table sets forth the components of operating revenues for the three months ended September 30:

(in thousands)	2005		2004		Increase	Percentage
	Amount	Percentage	Amount	Percentage	(Decrease)	Change
Network	$55,991	84.8%	$34,814	91.1%	$21,177	60.8%
Point-to-point (net of refundable amounts)	7,811	11.8%	1,044	2.7%	6,767	648.2%
Scheduling, control and dispatch	2,092	3.2%	1,839	4.8%	253	13.8%
Other	153	0.2%	526	1.4%	(373)	(70.9)%

Total	$66,047	100.0%	$38,223	100.0%	$27,824	72.8%
     Network revenues increased primarily due to an increase in the rate used for network revenues from $1.075 per kW/month in the three months ended September 30, 2004 to $1.594 per kW/month in the three months ended September 30, 2005 as a result of the end of the rate freeze on December 31, 2004, which increased revenues by $18.2 million. Revenues also increased by $3.0 million due to an increase of 8.6% in the total of the monthly peak loads for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Point-to-point revenues (net of refundable amounts) increased primarily because International Transmission is no longer required to refund point-to-point revenues in 2005, as was required in 2004 by FERC orders authorizing the acquisition of International Transmission from DTE Energy Company. We recognized point-to-point refunds during the three months ended September 30, 2004 of $3.1 million. The remaining increase was due to the elimination of the transmission rate discount in 2005 that had been effective in 2004 for transmission service at the Michigan-Ontario Independent Electric System Operator interface, which resulted in an increase of $2.5 million and additional transmission capacity reservations by generators in International Transmission’s service territory of $1.5 million as a result of higher transmission capacity needs during the peak demand months, partially offset by redirected transmission service refunds of $0.5 million.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.
     The following table sets forth the components of operating revenues for the nine months ended September 30:

(in thousands)	2005		2004		Increase	Percentage
	Amount	Percentage	Amount	Percentage	(Decrease)	Change
Network	$135,465	85.1%	$88,615	90.5%	$46,850	52.9%
Point-to-point (net of refundable amounts)	17,647	11.1%	3,058	3.1%	14,589	477.1%
Scheduling, control and dispatch	5,047	3.2%	4,770	4.9%	277	5.8%
Other	1,066	0.6%	1,513	1.5%	(447)	(29.5)%

Total	$159,225	100.0%	$97,956	100.0%	$61,269	62.5%
     Network revenues increased primarily due to an increase in the rate used for network revenues from $1.075 per kW/month in the nine months ended September 30, 2004 to $1.587 per kW/month for January through May 2005 and $1.594 per kW/month for June through September 2005 as a result of the end of the rate freeze on December 31, 2004, which increased revenues by $43.9 million. Revenues also increased by $3.2 million due to an increase of 3.6% in the total of the monthly peak loads for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     Point-to-point revenues (net of refundable amounts) increased primarily because International Transmission no longer is required to refund point-to-point revenues in 2005, as was required in 2004. We recognized point-to-point refunds during the nine months ended September 30, 2004 of $9.3 million. The remaining increase was due to the elimination of the transmission rate discount in 2005 that had been effective in 2004 for transmission service at the Michigan-Ontario Independent Electric System Operator interface, which resulted in an increase of $2.5 million and additional transmission capacity reservations by generators in International Transmission’s service territory of $2.6 million as a result of higher transmission capacity needs during the peak demand months, partially offset by redirected transmission service refunds of $0.5 million.

Operating Expenses.
Operation and maintenance expenses
Three months ended September 30, 2005 compared to three months ended September 30, 2004.
     Operation and maintenance expenses consist of activities to operate and maintain International Transmission’s transmission lines and stations and activities related to monitoring and controlling the transmission system. Contractors perform the majority of the work to operate and maintain the lines and stations, while International Transmission personnel are responsible for monitoring and controlling the system. Operation and maintenance expenses increased primarily due to an acceleration of maintenance activities that help improve the reliability of International Transmission’s transmission system. The acceleration of these multi-year maintenance initiatives is expected to result in lower expenses in later years. The increases were due to increases in tower painting of $2.1 million, vegetation management of $1.1 million and transmission system equipment inspections of $0.7 million, as well as increases of $0.4 million in other maintenance activities. Additionally, maintenance expenses increased by $2.4 million due to system-wide maintenance on transmission structures, primarily for repairs and restorations of transmission station buildings and $0.8 million for training costs of contract employees. The remaining net increase resulted from $0.7 million of additional costs for monitoring and controlling the system.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.
     The increases were due to increases in tower painting of $3.4 million, transmission system equipment inspections of $2.3 million and vegetation management of $2.2 million, as well as various increases of $1.9 million in other maintenance activities. Additionally, maintenance expenses increased by $2.4 million due to system-wide maintenance on transmission structures. The remaining increases of $2.2 million resulted primarily from additional costs for monitoring and controlling the system. Partially offsetting these increases was a $2.0 million decrease due to costs billed to International Transmission associated with Detroit Edison’s performance of maintenance and certain aspects of transmission operations through April 2004 that were not incurred in 2005.
General and administrative expenses
Three months ended September 30, 2005 compared to three months ended September 30, 2004.
     General and administrative expenses increased by $0.4 million for consulting expenses for Sarbanes-Oxley readiness efforts relating to internal controls documentation and evaluation that were not incurred in the three months ended September 2004, $0.2 million as a result of higher compensation and benefits expense due to personnel additions, $0.4 million related to higher insurance premiums, $0.2 million related to compensation expense under the special bonus plans, and $0.3 million related to higher stock compensation expense associated with the July 2005 options. There were other various net increases in general and administrative expenses of $0.6 million, consisting primarily of information technology and audit services.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.
     General and administrative expenses decreased by $1.9 million due to amounts capitalized to property, plant and equipment or deferred to other assets in the nine months ended September 30, 2005. No such amounts were capitalized for the first six months of 2004, as we began to capitalize these expenses in July 2004 as a result of our exclusive management of our expanded construction program that had previously been administered in part by Detroit Edison. General and administrative expenses also decreased by $2.4 million due to losses incurred in the nine months ended September 30, 2004 related to our investment in Conjunction LLC. There was no impact from Conjunction LLC in the nine months ended September 30, 2005. Partially offsetting these decreases were increases of $1.2 million relating to higher compensation and benefits expense due to personnel additions, $0.6 million for Sarbanes-Oxley readiness efforts that were not incurred in the nine months ended September 2004, $0.4 million related to higher insurance premiums, $0.2 million related to compensation expense under the special bonus plans, and $0.3 million related to higher stock compensation expense associated with the July 2005 options, as well as various net increases of $0.8 million in other general and administrative activities consisting primarily of information technology and audit services.
Depreciation and amortization expenses
Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004.
     Depreciation and amortization expenses increased due to a higher depreciable asset base as a result of property, plant and equipment additions during 2004 and 2005.

Taxes other than income taxes
Three months ended September 30, 2005 compared to three months ended September 30, 2004.
     Taxes other than income taxes decreased due to International Transmission’s lower assessed property tax values as of December 31, 2004, which are the basis for the 2005 property taxes, compared to the assessed values as of December 31, 2003, which were the basis for the 2004 property taxes. Rather than using STC-approved property valuation tables, numerous municipalities used their own valuation tables in assessing the value of International Transmission’s personal property at December 31, 2003. The municipalities, however, used the STC-approved valuation tables in assessing the value of International Transmission’s personal property at December 31, 2004, which has resulted in lower property taxes of $1.1 million. Additionally, property taxes decreased by $2.8 million due to favorable settlements approved by the STC in the third quarter of 2005. See the discussion of the property tax appeals under “—Recent Developments.” Partially offsetting these decreases was an increase in Michigan Single Business Tax expense of $0.4 million.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.
     Taxes other than income taxes decreased due to International Transmission’s lower assessed property tax values as of December 31, 2004, which are the basis for the 2005 property taxes, compared to the assessed values as of December 31, 2003, which were the basis for the 2004 property taxes, which has resulted in lower property taxes of $3.2 million. Additionally, property taxes decreased by $2.8 million due to favorable settlements approved by the STC in the third quarter of 2005. Partially offsetting these decreases was an increase in Michigan Single Business Tax expense of $0.4 million.
Other Expenses (Income).
Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004.
     Interest expense increased primarily due to higher borrowing levels under our revolving credit facilities to finance capital expenditures.
     The termination of management agreements resulted in $6.7 million of expense for the three and nine months ended September 30, 2005. These payments are discussed above under “—Recent Developments.”
     Allowance for equity funds used in construction increased due to higher balances of construction work in progress during 2005 compared to 2004.
     Other income decreased primarily due the accounting for our investment in Conjunction LLC. Prior to July 2004, we had consolidated the results of operations of Conjunction LLC, which had consisted primarily of general and administrative expense. In July 2004, we began to apply the equity method of accounting and reversed previously recognized losses of $0.7 million recorded to other income.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future liquidity needs with cash from operations, our cash and cash equivalents, proceeds from the initial public offering of ITC Holdings’ common stock and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding from either our existing equity investors or in the financial markets. We expect that our liquidity requirements will arise principally from our need to:
•	fund capital expenditures;

•	fund working capital requirements;

•	fund ITC Holdings’ and International Transmission’s debt service requirements; and

•	fund distributions to shareholders on ITC Holdings’ common stock.
     In July 2005, we received proceeds of $53.9 million (net of the underwriting discount) from the initial public offering of ITC Holdings’ common stock, which was used in part to pay off the borrowings under the ITC Holdings revolving credit facility of $21.8 million in August 2005 and has been or will be used to pay offering costs estimated at $7.1 million.
     We believe that we have sufficient liquidity to meet our currently anticipated short- and long-term liquidity needs.
     We expect to invest approximately $110 million in additional property, plant and equipment in 2005 and expect the level of capital investment in 2006 to be at least at the 2005 level, primarily on projects reviewed by MISO. Our plans with regard to property, plant and equipment investments are described in detail above under “—Overview” and “—Trends and Seasonality.”

     In 2005, we expect to pay a total of $24.6 million of interest expense and an aggregate of $17.4 million in distributions to our stockholders. As of September 30, 2005, we have paid $23.8 million of interest expense. We paid a dividend of $8.7 million, or $0.2625 per share, in September 2005.
Operating Activities
     Net cash provided by operating activities was $29.7 million and $27.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in operating cash flows was due primarily to higher revenues for the nine months ended September 30, 2005 as a result of the end of the rate freeze on December 31, 2004. This was partially offset by decreases in cash flows due to higher working capital needs and the refund to customers of $12.9 million of point-to-point revenues in 2005.
Investing Activities
     Net cash used in investing activities was $82.1 million and $52.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash used in investing activities related to higher expenditures for property, plant and equipment in 2005.
Financing Activities
     Net cash provided by financing activities was $68.0 million and $20.1 million for the nine months ended September 30, 2005 and 2004. The increase in cash from financing activities is attributable to the net proceeds received from ITC Holdings initial public offering and the net borrowings under our revolving credit facilities to finance our capital expenditures.
     At September 30, 2005 International Transmission had total commitments under its revolving credit facility of $65.0 million, with an option to increase the commitments to $75.0 million. In October 2005, International Transmission increased its commitments under its revolving credit facility to $75.0 million. At September 30, 2005, International Transmission had borrowings of $57.5 million outstanding under its revolving credit facility.
     At September 30, 2005 ITC Holdings had total commitments under its revolving credit facility of $47.5 million, with an option to increase the commitments to $50.0 million. In October 2005, ITC Holdings increased its commitments under its revolving credit facility to $50.0 million. At September 30, 2005, ITC Holdings had no amounts outstanding under its revolving credit facility.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our registration statement on Form S-1, as amended (File No. 333-123657). Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations outside the ordinary course of business during the three months ended September 30, 2005.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2005. However, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Methods” in our registration statement on Form S-1, as amended (File No. 333-123657) are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in the Notes to Consolidated Financial Statements included in the registration statement. There have been no material changes to that information during the three months ended September 30, 2005.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 – New Accounting Pronouncements to our condensed consolidated financial statements in Item 1 for a discussion of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, International Transmission had $57.5 million outstanding under its revolving credit agreement which are variable rate loans and therefore fair value approximates book value. A 10% increase in International Transmission’s short term borrowing rate, from 5.0% to 5.5% for example, would increase interest expense by $0.3 million for an annual period on a constant borrowing level of $57.5 million.
     At September 30, 2005, the fair value of the International Transmission Series A Mortgage Bonds and ITC Holdings 5.25% Senior Notes was $439.1 million based on the current market price for these borrowings. The total book value of the International Transmission Series A Mortgage Bonds and ITC Holdings 5.25% Senior Notes was $451.0 million at September 30, 2005. We performed a sensitivity analysis calculating the impact of changes in interest rates on the fair value of long-term debt at September 30, 2005. A 10% increase in interest rates at September 30, 2005 would decrease the fair value of debt by $15.0 million, and a 10% decrease in interest rates at September 30, 2005 would increase the fair value of debt by $15.7 million.
     As described in our registration statement on Form S-1, as amended (File No. 333-123657), we are also subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, our primary customer. There have been no material changes in these risks during the three months ended September 30, 2005.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) On July 19, 2005, the Company sold 15,000 shares of its Common Stock to one of its employees in consideration for $112,200 as a result of the exercise of 15,000 options with an exercise price of $7.48. The sale was exempt from the registration requirements of the Securities Act of 1933, in reliance on Section 4(2) of the Securities Act, Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. There were no underwriters involved in connection with the sale of the above securities.
(b) Our registration statement, as amended, on Form S-1 (File No. 333-123657) relating to our initial public offering of common stock was declared effective on July 25, 2005. Information regarding the offering is set forth in our Form 10-Q for the period ended June 30, 2005. Gross proceeds to ITC Holdings from its initial public offering totaled $57.5 million, of which approximately $10.7 million has been or is expected to be utilized to pay underwriting commissions, legal fees, accounting fees, printing fees and New York Stock Exchange listing fees. Net proceeds to ITC Holdings from its initial public offering totaled $46.8 million. Of the $46.8 million in net proceeds, $21.8 million has been used to pay outstanding bank indebtedness, $6.7 million has been used to pay termination fees under management agreements with International Transmission Holdings Limited Partnership, which is ITC Holdings’ controlling shareholder, and Kohlberg Kravis Roberts & Co. L.P. and Trimaran Fund Management, L.L.C., each an investor in International Transmission Holdings Limited Partnership, and $18.3 million has been invested in short term investments in contemplation of use for general corporate purposes, including capital expenditures at International Transmission.
(c) The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2005:

Maximum number or
	Total number	Total number of shares purchased as	approximate dollar value of
	of shares	part of publicly announced plan or	shares that may yet be purchased
Period	purchased (1)	program (2)	under the plans or programs (2)
July 2005	—	—	—
August 11, 2005	28,675	—	—
September 2005	—	—	—
Total	28,675	—	—

(1)	Represents shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
As of July 24, 2005, holders of approximately 30,193,257 shares of our common stock, constituting 98% of the outstanding shares on such date, approved an increase in the number of shares to be granted under the Amended and Restated Stock Purchase and Option Plan for Key Employees by written consent in lieu of a meeting. The approval increased the number of shares authorized to be granted under the plan from 1.0 million to 1.5 million. Subsequent to this approval, an approximately 3.34 for 1 stock split was effected and the number of authorized shares under the plan is 5,104,821.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report or incorporated in this report by reference. Our SEC file number is 001-32576.

Exhibit No.	Description of Document
10.1*	Form of Amended and Restated Agreement of Limited Partnership of International Transmission Holdings Limited Partnership, executed July 8, 2005

10.13*	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries as of July 2005

10.30**	Commitment Increase Supplement, dated October 4, 2005, among the registrant, LaSalle Bank Midwest N.A., and Canadian Imperial Bank of Commerce, as administrative agent

10.31**	Letter agreement, dated October 4, 2005, among the registrant and Canadian Imperial Bank of Commerce, as administrative agent, referencing the Pledge Agreement, dated March 19, 2004, as amended by Amendment No. 1, dated as of January 12, 2005, between the registrant and Canadian Imperial Bank of Commerce, as administrative agent

10.32**	Commitment Increase, dated October 4, 2005, among International Transmission, LaSalle Bank Midwest, N.A., and Canadian Imperial Bank of Commerce, as administrative agent

10.33***	Amendment to Executive Group Special Bonus Plan, dated as of August 16, 2005

10.34***	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Registration Statement on Form S-1 (Reg. No. 333-123657).

**	Incorporated by reference to registrant’s Form 8-K filed on October 11, 2005.

***	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2005
ITC HOLDINGS CORP.

	By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President , Chief Executive
Officer (duly authorized officer)

	By:	/s/ Edward M. Rahill

Edward M. Rahill
Vice President – Finance and Chief
Financial Officer (principal financial
officer)

Exhibit Index

Exhibit No.	Description of Document
10.1*	Form of Amended and Restated Agreement of Limited Partnership of International Transmission Holdings Limited Partnership, executed July 8, 2005

10.13*	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its Subsidiaries as of July 2005

10.30**	Commitment Increase Supplement, dated October 4, 2005, among the registrant, LaSalle Bank Midwest N.A., and Canadian Imperial Bank of Commerce, as administrative agent

10.31**	Letter agreement, dated October 4, 2005, among the registrant and Canadian Imperial Bank of Commerce, as administrative agent, referencing the Pledge Agreement, dated March 19, 2004, as amended by Amendment No. 1, dated as of January 12, 2005, between the registrant and Canadian Imperial Bank of Commerce, as administrative agent

10.32**	Commitment Increase, dated October 4, 2005, among International Transmission, LaSalle Bank Midwest, N.A., and Canadian Imperial Bank of Commerce, as administrative agent

10.33***	Amendment to Executive Group Special Bonus Plan, dated as of August 16, 2005

10.34***	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Registration Statement on Form S-1 (Reg. No. 333-123657).

**	Incorporated by reference to registrant’s Form 8-K filed on October 11, 2005.

***	Filed herewith.