Form 10-K
period 2005-12-31
ITC Holdings Corp.
filed 2006-03-16
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576

ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	32-0058047 (I.R.S. Employer Identification No.)
39500 Orchard Hill Place, Suite 200
Novi, Michigan 48375
(Address Of Principal Executive Offices, Including Zip Code)
(248) 374-7100
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information, statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐            Accelerated Filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, there was no established market for the registrant’s common stock. As of December 31, 2005, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $423.4 million, based upon the closing sales price of the registrant’s common stock on that date of $28.09 as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 28, 2006 was 33,262,638.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2005
DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
•	‘‘ITC Holdings’’ are references to ITC Holdings Corp. and not any of its subsidiaries;

•	‘‘ITCTransmission’’ are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	‘‘We,’’ ‘‘our’’ and ‘‘us’’ are references to ITC Holdings, together with all of its subsidiaries;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission is a member;

•	‘‘MW’’ are references to megawatts (one megawatt equaling 1,000,000 watts); and
•	“Predecessor ITCTransmission” are references to the ITCTransmission business prior to its acquisition by ITC Holdings from DTE Energy Company on February 28, 2003.

PART I
ITEM 1. BUSINESS.
Overview
     ITC Holdings was incorporated in Michigan in November 2002 for the purpose of acquiring Predecessor ITCTransmission. ITC Holdings is a holding company with no business operations and its material assets consist of only 100% of the common stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash. Our operating subsidiary, ITCTransmission, is an electricity transmission company that is regulated by FERC. Its transmission facilities are located in a 7,600 square mile area serving distribution customers in 13 counties in southeastern Michigan with a population of approximately 4.9 million as of December 31, 2005. See “Item 2 —Properties” for a description of our transmission facilities.
     On July 29, 2005, ITC Holdings completed an initial public offering of its common stock. ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds from the offering of $53.9 million (net of the underwriting discount), before costs incurred in connection with the offering of $7.1 million. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds. Our common stock began trading on the New York Stock Exchange on July 26, 2005.
Background
     In 1996, FERC issued Order No. 888, which directed utilities to file open access transmission tariffs allowing the open use of their transmission lines by others on a non-discriminatory basis. In May 2000, Predecessor ITCTransmission, The Detroit Edison Company, or Detroit Edison, and DTE Energy Company, or DTE Energy, filed a joint application with the FERC, seeking permission to transfer all jurisdictional transmission assets from Detroit Edison to a subsidiary of Detroit Edison. This permission was granted in June 2000 and Predecessor ITCTransmission became a subsidiary of Detroit Edison on January 1, 2001.
     Also in 2000, the State of Michigan enacted legislation to permit unbundled retail electric service and, in part, required major electric utilities, such as Detroit Edison, to join an RTO or divest their transmission facilities. On June 1, 2001, Predecessor ITCTransmission became a wholly-owned subsidiary of DTE Energy. In December 2001, Predecessor ITCTransmission joined MISO. Consistent with the policy goals of the FERC and the State of Michigan regarding the separation of electricity transmission from electricity generation, distribution, marketing and trading, DTE Energy decided to divest Predecessor ITCTransmission.
     The FERC approved the sale of Predecessor ITCTransmission by DTE Energy to ITC Holdings on February 20, 2003 and the transaction closed on February 28, 2003. After an accelerated transition period ordered by FERC during which Detroit Edison performed certain service-related functions for ITCTransmission, on April 8, 2004, ITCTransmission became an independently operated electricity transmission company.
Business Strengths
     Our strategy is aligned with the FERC’s policy objective to promote needed investment in transmission infrastructure in order to enhance competition in wholesale power markets, improve reliability and reduce system constraints to decrease the overall cost of delivered electricity. As a result, we believe ITCTransmission’s business combines the stability of a regulated utility with opportunities for growth through prudent capital investment.
Stability
•	Supportive Regulatory Environment for Independent Transmission Companies. The FERC has allowed independent transmission system owners to earn incentive rates of return to encourage the separation of transmission systems from the generation and sale of electricity and to facilitate greater investment in transmission infrastructure. The FERC currently allows ITCTransmission to collect in its rates a 13.88% return on the equity portion of its capital structure.

•	Efficient and Predictable Rate Setting Process. The formulaic nature of ITCTransmission’s rate setting mechanism enables ITCTransmission to generate predictable revenues as the rates ITCTransmission charges are determined annually using actual historical data. ITCTransmission’s rate setting process is approved by the FERC, and administered and confirmed by MISO pursuant to Attachment O, which significantly streamlines ITCTransmission’s rate determination procedures and substantially reduces the delay between the incurrence and recovery of costs through rates. By contrast, most regulated investor-owned utilities endeavor to recover their investments and expenses through rates set by state commissions or the FERC in contested proceedings. These proceedings can be adversarial and protracted and may delay recovery of costs for years with an uncertain outcome.

•	Minimal Weather, Commodity and Energy Demand Risk. ITCTransmission’s network revenues are a product of its regulated transmission rate and the monthly peak network load that is connected to its transmission system. Peak network load varies with weather and the general demand for electricity. ITCTransmission’s rates are adjusted annually to incorporate any changes in network load. If loads are reduced as a result of cool summer weather or from any other cause in a calendar year, ITCTransmission’s rates would increase effective the following June 1, assuming all other conditions remained equal. ITCTransmission operates a transmission system and, accordingly, is not directly impacted by electricity commodity pricing or price volatility.

•	Attractive Service Territory. ITCTransmission is the only transmission system in its service territory, which includes a concentration of industrial end-use consumers, such as automobile manufacturers and suppliers. Many of these industrial consumers employ advanced manufacturing techniques that require reliable delivery of electricity. These consumers are receptive to transmission infrastructure projects, as the cost of lost productivity resulting from poor reliability may far exceed the cost of reliability enhancements. ITCTransmission’s service territory also includes residential and other end-use consumers in a densely populated urban area. These characteristics have provided ITCTransmission with operating and capital expenditure efficiencies compared to more geographically dispersed transmission systems.

•	Lack of Competition. The introduction of deregulation to foster competition among power industry participants is not expected to have any negative impact on independent operators of transmission systems. ITCTransmission’s transmission system is the primary means in its service territory to transmit electricity from generators to distribution facilities that ultimately provide electricity to end-use consumers.

•	Operational Excellence. ITCTransmission’s goal is to provide best-in-class system performance to serve the needs of its customers. ITCTransmission participates in benchmarking studies conducted by independent consultants in order to measure its operational performance against that of other electricity transmission owning companies. ITCTransmission’s goal is not only to outperform other electricity transmission systems in the measures that we believe are important, but also to operate the most reliable, highest performing system possible.

•	Experienced Management Team. Our management team identified the business opportunity for the formation of ITCTransmission. They have worked over the past decade with state and federal regulators to understand their policy objectives and to contribute to the development of the current policy framework for independent transmission companies.
Growth
   Our growth strategy, which includes prudently investing in ITCTransmission’s transmission system as well as pursuing opportunities to acquire other transmission systems, has relatively low execution risk. A significant portion of our capital budget is based on upgrading or replacing existing equipment, rather than building new transmission lines with new right-of-way requirements.
•	Significant Prudent Investment Opportunities in ITCTransmission’s Existing Transmission System. Prudent capital investment will expand ITCTransmission’s rate base and earnings potential. We intend to invest our resources to upgrade ITCTransmission’s transmission system to meet system capacity needs, to increase reliability and to provide lower delivered electricity costs to end-use consumers. We intend to invest in infrastructure projects, such as replacing outdated equipment, enhancing security for transmission infrastructure, providing interconnection to new generation resources in the region and responding to power flows in neighboring regions that impact ITCTransmission’s service territory.

•	Pursue Opportunities to Acquire Other Transmission Systems. We continually consider and intend to pursue opportunities to acquire transmission systems similar to ITCTransmission’s in order to expand our existing service territory. Subject to applicable regulatory limitations, we will seek to identify attractive transmission systems and apply our business model and operating expertise across these systems to improve reliability and deliver lower energy costs to end-use customers. We believe we are well positioned to capitalize on these opportunities given our experienced management team, our relationships with our financial sponsors and the ability to use our publicly traded common stock as acquisition consideration.
Operations
     As a transmission-only company, ITCTransmission functions as a conduit, moving power from generators to local distribution systems either entirely through its own system or in conjunction with neighboring transmission systems. Detroit Edison and other third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by ITCTransmission is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by ITCTransmission fall into the following categories:
•	asset planning;

•	engineering, design and construction;

•	maintenance; and

•	real time operations.
Asset Planning
     Asset Planning uses detailed system models and long-term load forecasts to develop ITCTransmission’s system expansion capital plan. The expansion plan identifies projects that address potential future reliability issues and/or produce economic savings for customers by eliminating constraints.
     ITCTransmission works closely with MISO in the development of ITCTransmission’s annual system expansion capital plan by performing technical evaluations and detailed studies. As the regional planning authority, MISO reviews regional system improvement projects by its members, including ITCTransmission.
Engineering, Design and Construction
     ITCTransmission’s engineering, design and construction group is responsible for design, creating equipment specifications, developing maintenance plans and project engineering for capital, operation and maintenance work. ITCTransmission works with outside contractors to perform some of its engineering and design and all of its construction, but retains internal technical experts that have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems. This internal expertise allows ITCTransmission to effectively manage outside contractors.
Maintenance
     ITCTransmission develops and tracks the preventive maintenance plan to promote a safe and reliable system. By performing preventative maintenance on its assets, ITCTransmission can minimize the need for reactive maintenance, resulting in improved reliability. ITCTransmission contracts with Utility Lines Construction, which is a division of Asplundh Tree Expert Co., to perform the bulk of its maintenance. The agreements provide ITCTransmission with access to an experienced and scalable workforce with knowledge of the ITCTransmission system at an established rate for the five-year period ending August 28, 2008.
Real Time Operations
     Joint Control Area Operator. Under the functional control of MISO, ITCTransmission and Michigan Electric Transmission Company, or METC, operate their electricity transmission systems as a combined control area under the Michigan Electric Coordinated Systems, or MECS, Control Area Agreement. The operation is performed at the Michigan Electric Power Coordination Center, or MEPCC, where employees of ITCTransmission and METC jointly perform the functions as the control area operator which include balancing loads and generation in order to ensure a supply of electricity to customers, maintaining voltage, coordinating the use of ITCTransmission and METC transmission facilities and monitoring the flow on critical facilities to avoid exceeding operating security limits.
     System Operations. As part of day–to-day operations in ITCTransmission’s operations control room located in Novi, Michigan, transmission system coordinators analyze system conditions at all times, allowing them to react quickly to changing conditions. Transmission system coordinators must also work with maintenance and construction crews in the field to ensure the safe and reliable operation of the grid. A key component of this work involves scheduling outages on system elements to allow crews to safely perform maintenance and construction while maintaining reliability for our customers.
Sources of Revenue
     See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Significant Components of Results of Operations—Network Revenue” for a discussion of our principal source of revenue.
Operating Contracts
     Detroit Edison operates the electricity distribution system to which ITCTransmission’s transmission system connects. A set of three operating contracts sets forth terms and conditions related to Detroit Edison’s and ITCTransmission’s ongoing working relationship. These contracts include the following:

     Master Operating Agreement. The Master Operating Agreement, or MOA, governs the primary day-to-day operational responsibilities of ITCTransmission and Detroit Edison and will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals) unless earlier terminated pursuant to its terms. The MOA identifies the control area coordination services that ITCTransmission is obligated to provide to Detroit Edison. The MOA also requires Detroit Edison to provide certain generation-based support services to ITCTransmission.
     Generator Interconnection and Operation Agreement. Detroit Edison and ITCTransmission entered into the Generator Interconnection and Operation Agreement, or GIOA, in order to establish, re-establish and maintain the direct electricity interconnection of Detroit Edison’s electricity generating assets with ITCTransmission’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. Unless otherwise terminated by mutual agreement of the parties (subject to any required FERC approvals), the GIOA will remain in effect until Detroit Edison elects to terminate the agreement with respect to a particular unit or until a particular unit ceases commercial operation.
     Coordination and Interconnection Agreement. The Coordination and Interconnection Agreement, or CIA, governs the rights, obligations and responsibilities of ITCTransmission and Detroit Edison regarding, among other things, the operation and interconnection of Detroit Edison’s distribution system and ITCTransmission’s transmission system, and the construction of new facilities or modification of existing facilities. Additionally, the CIA allocates costs for operation of supervisory, communications and metering equipment. The CIA will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals).
Seasonality
     Our results of operations are subject to seasonal variations since demand for electricity, and thus transmission load, are largely dependent on weather conditions. Our revenues depend on the monthly peak loads and regulated transmission rates. Our revenues and operating income are typically higher in the summer months when cooling demand and network load are higher. However, a particularly warm or cool summer may increase or reduce demand for electricity below that expected, causing an increase or decrease in our revenues from the same period of the previous year.
Principal Customer
     ITCTransmission’s principal transmission service customer is Detroit Edison which accounted for approximately 77% of ITCTransmission’s total operating revenues for the year ended December 31, 2005. ITCTransmission’s system is the only transmission system that directly interconnects with Detroit Edison’s distribution network. ITCTransmission’s remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on ITCTransmission’s transmission system.
Billing
     MISO is responsible for billing and collection for transmission services and administers the transmission tariff in the MISO service territory. As the billing agent for ITCTransmission, MISO bills Detroit Edison and other ITCTransmission customers on a monthly basis and collects fees for the use of ITCTransmission’s transmission system. MISO has implemented strict credit policies for its members, which include customers using ITCTransmission’s transmission system. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or a cash deposit equal to the highest monthly invoiced amount over the previous 12 months.
Regulatory Environment
     Regulators and public policy makers have seen the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption versus transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada, the Department of Energy established the Office of Electric Transmission and Distribution, focused on working with reliability experts from the power industry, state governments, and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing financial incentives, such as increasing the return on equity for transmission-only companies to a level that is greater than that of traditional utilities.

     The FERC has issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electricity transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction, must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a transmission owner or operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.
     In 2005, the federal government enacted the Energy Policy Act of 2005, or the Energy Policy Act. In part, the Energy Policy Act required FERC to implement rules to encourage investment in electricity transmission infrastructure and authorized FERC to implement mandatory transmission reliability standards. In addition, the Energy Policy Act directed the Department of Energy to investigate and designate corridors along which the construction of electricity transmission infrastructure is in the national interest, and authorizes FERC to determine siting of transmission facilities in such corridors in certain circumstances. FERC and the Department of Energy are currently engaged in several proceedings designed to implement the Energy Policy Act. As a result, we anticipate that we will assess our transmission system against standards established by an Electric Reliability Organization approved by FERC. In addition, we expect FERC and/or DOE to finalize rules under which ITCTransmission may qualify for rate incentives to invest in transmission infrastructure and assistance in siting of such infrastructure. Finally, the Energy Policy Act repealed the Public Utility Holding Company Act of 1935. It also subjected utility holding companies to regulations of the FERC related to access to books and records, and amended Section 203 of the FPA to provide explicit authority for FERC to review mergers and consolidations involving utility holding companies in certain circumstances.
Federal Regulation
     As an electricity transmission company, ITCTransmission is regulated by FERC. The FERC is an independent regulatory commission within the Department of Energy that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline, and the transmission and wholesale sale of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In 1996, in order to facilitate open access transmission for participants in wholesale power markets, the FERC issued Order No. 888. The open access policy promulgated by the FERC in Order No. 888 was upheld in a United States Supreme Court decision issued on March 4, 2002. To facilitate open access, among other things, Order No. 888 encouraged investor owned utilities to cede operational control over their transmission systems to Independent System Operators, or ISOs, which are not-for-profit entities.
     As an alternative to ceding operating control of their transmission assets to ISOs, certain investor owned utilities began to promote the formation of for-profit transmission companies, which would assume control of the operation of the grid. In December 1999, the FERC issued Order No. 2000, which strongly encouraged utilities to voluntarily transfer operational control of their transmission systems to Regional Transmission Organizations, or RTOs. RTOs, as envisioned in Order No. 2000, would assume many of the functions of an ISO, but the FERC permitted greater flexibility with regard to the organization and structure of RTOs than it had for ISOs. RTOs could accommodate the inclusion of independently owned, for-profit companies that own transmission assets within their operating structure. Independent ownership would facilitate not only the independent operation of the transmission systems but also the formation of companies with a greater financial interest in maintaining and augmenting the capacity and reliability of those systems.
     MISO was formed in 1996 as a voluntary association of electricity transmission owners consistent with the principles in FERC Order No. 888. Later, in response to Order 2000, MISO evolved into a FERC-approved RTO with an open architecture framework capable of accommodating a variety of business models including independently owned, for-profit transmission companies. MISO, in its role as a regional transmission organization, monitors electric reliability throughout much of the Midwest. MISO is responsible for coordinating the operation of the wholesale electricity transmission system and ensuring fair, non-discriminatory access to the transmission grid.
State Regulation
     The MPSC does not have jurisdiction over ITCTransmission’s rates or terms and conditions of service, but it has jurisdiction over siting of new transmission lines. Pursuant to Michigan Public Acts 197 and 198 of 2004, ITCTransmission has the right as an independent transmission company to condemn property in the State of Michigan for the purposes of building new transmission facilities.
     ITCTransmission is also subject to the regulatory oversight of the Michigan Department of Environmental Quality for compliance with all environmental standards and regulations.

Segments
     Our business segments consisted of ITCTransmission and New York Transmission Holdings Corporation, or NYTHC. NYTHC is a subsidiary that invests in non-regulated ventures, which consisted exclusively of Conjunction LLC in 2004 and 2003. Conjunction LLC was formed in 2003 to develop a high-voltage direct current line to be built within New York State to transmit power to the metropolitan New York City area. The development of the project was abandoned in 2004. There was no activity in the NYTHC segment in 2005. ITC Holdings’ activities include general corporate expenses and interest expense. ITC Holdings has no revenue generating activities. A more detailed discussion of our business segments is included in Note 17 of the Notes to Consolidated Financial Statements.
Competition
     ITCTransmission is the only transmission system in its service area and, therefore, effectively has no competitors.
Employees
     As of December 31, 2005, we had 137 employees. We consider our relations with our employees to be good.
Directors and Executive Officers
     The following persons serve as the directors of the Company.

Name	Position
Joseph L. Welch[1,2]	President, Chief Executive Officer and Treasurer of the Company
Lewis M. Eisenberg[2,3]	Co-chairman, Granite Capital Investment Group
Edward G. Jepsen[1,2,3]	Independent Business Consultant
Lee C. Stewart[1,2,3]	Independent Financial Consultant

(1)	Audit Committee member. Mr. Welch serves on the Committee pursuant to an exemption from the independence requirements due to the Company’s recent initial public offering.

(2)	Nominating/Corporate Governance Committee member.

(3)	Compensation Committee member.
     The following persons are the executive officers of the Company.

Name	Position
Joseph L. Welch	President, Chief Executive Officer and Treasurer
Linda H. Blair	Senior Vice President—Business Strategy
Larry Bruneel	Vice President—Federal Affairs
Jim D. Cyrulewski	Vice President—Asset Performance
Joseph R. Dudak	Vice President—Resource and Asset Management
Jon E. Jipping	Senior Vice President—Engineering
Daniel J. Oginsky	Vice President, General Counsel and Secretary
Edward M. Rahill	Senior Vice President—Finance and Chief Financial Officer
Richard A. Schultz	Senior Vice President—Asset Planning
     The certifications of the Chief Executive Officer and Chief Financial Officer required by SEC rules have been filed as exhibits to this report. The certification of the Chief Executive Officer as to compliance with New York Stock Exchange corporate governance is not required to be filed with the New York Stock Exchange until 30 days after the one year anniversary of the date the Company’s common stock became listed.
Environmental Matters
     ITCTransmission’s operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by ITCTransmission. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase ITCTransmission’s costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.
     ITCTransmission’s assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties ITCTransmission owns or operates have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls (PCBs). ITCTransmission’s facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that ITCTransmission does not own, and, at some of ITCTransmission’s transmission stations, transmission assets (owned or operated by ITCTransmission) and distribution assets (owned or operated by ITCTransmission’s transmission customer) are commingled.
     Some properties in which ITCTransmission has an ownership interest or at which ITCTransmission operates are, and others are suspected of being, affected by environmental contamination. ITCTransmission is not aware of any claims pending or threatened against ITCTransmission with respect to environmental contamination, or of any investigation or remediation of contamination at any properties, that entail costs likely to materially affect it. Some facilities and properties are located near environmentally sensitive areas such as wetlands.
     Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electricity transmission and distribution lines. While ITCTransmission does not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any claims pending or threatened against ITCTransmission for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electricity transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.
Filings Under the Securities Exchange Act of 1934
     Our website address is www.itc-holdings.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed. These reports are also available at the SEC’s website, www.sec.gov. In addition, our code of ethics covering directors, officers and other employees is also available on our website.
ITEM 1A. RISK FACTORS.
Risks Related to Our Business
ITC Holdings is a holding company with no operations, and unless ITC Holdings receives dividends or other payments from ITCTransmission, ITC Holdings will be unable to pay dividends to its stockholders and fulfill its cash obligations.
     As a holding company with no business operations, ITC Holdings’ material assets consist only of the common stock of ITCTransmission (and any other subsidiaries ITC Holdings may own in the future) and ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from ITCTransmission or such subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by ITCTransmission in order to fulfill cash commitments or to pay dividends to stockholders. The ability of ITCTransmission to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account ITCTransmission’s funding requirements, the terms of ITCTransmission’s indebtedness, the regulations of the FERC under the Federal Power Act, or the FPA, and applicable state laws. ITC Holdings relies, in part, upon dividends and other payments from ITCTransmission (and any other subsidiaries ITC Holdings may have in the future) to generate the funds necessary to fulfill its cash obligations. ITCTransmission, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings.

Certain elements of ITCTransmission’s cost recovery through rates can be challenged which could result in lowered rates and have an adverse effect on our business, financial condition and results of operations.
     ITCTransmission provides transmission service under rates regulated by the FERC. The FERC has approved ITCTransmission’s rate setting formula under Attachment O, but it has not expressly approved the amount of ITCTransmission’s actual capital and operating expenditures to be used in that formula. In addition, all aspects of ITCTransmission’s rates approved by the FERC, including the Attachment O rate mechanism, ITCTransmission’s allowed 13.88% return on the equity portion of its capital structure, and the data inputs provided by ITCTransmission for calculation of each year’s rate, are subject to challenge by interested parties at the FERC in a Section 206 proceeding under the FPA. If a challenger can establish that any of these aspects are unjust, unreasonable, imprudent or unduly discriminatory, then the FERC will make appropriate adjustments to them and/or disallow ITCTransmission’s inclusion of those aspects in the rate setting formula. This could result in lowered rates and an adverse effect on our business, financial condition and results of operations.
The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisition or development opportunities or other transactions.
     ITCTransmission is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval also is required to acquire securities in a public utility. Under the recently enacted Energy Policy Act, Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, ITCTransmission must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities.
Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.
     The Attachment O rate setting mechanism used by ITCTransmission has only been approved through January 31, 2008, subject to further extension that must be approved by the FERC. After January 31, 2008, we cannot predict whether the FERC will change its policies or regulations or whether the approved transmission rates, rate determination mechanism or methodologies will be changed. Any changes could significantly decrease our revenues and cash flows and ITC Holdings’ ability to pay dividends to its stockholders and meet its obligations.
     Transmission costs constitute a relatively small portion of end-use consumers’ overall electric utility costs. However, some large institutional end-use consumers may attempt to influence government and/or regulators to change the rate setting system that applies to ITCTransmission, particularly if rates for delivered electricity increase substantially.
     ITCTransmission is regulated by the FERC as a “public utility” under the FPA. The FERC could propose new policies and regulations concerning transmission services or rate setting methodologies. In addition, the U.S. Congress periodically considers enacting energy legislation that could shift new additional responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. ITCTransmission cannot predict whether, and to what extent, it may be affected by any such changes in federal energy laws, regulations or policies in the future.
If the network load on ITCTransmission’s transmission system is lower than expected, our revenues would be reduced.
     If the network load on ITCTransmission’s transmission system is lower than expected due to weather, a weak economy, changes in the nature or composition of the transmission grid in Michigan or surrounding regions, poor transmission quality of neighboring transmission systems, or for any other reason, it would reduce our revenues until and unless such circumstances are adjusted for in ITCTransmission’s formula rate mechanism.
ITCTransmission’s operating results fluctuate on a seasonal and quarterly basis.
     Demand for electricity is largely dependent on weather conditions. As a result, ITCTransmission’s overall operating results typically fluctuate substantially on a seasonal basis, thereby impacting ITCTransmission’s and our operating results. In general, ITCTransmission’s revenues typically are higher in summer months, although a particularly cool summer could reduce electricity demand and revenues for that period as compared to the same period of the previous year.
ITCTransmission depends on Detroit Edison, its primary customer, for a substantial portion of its revenues, and any material failure by Detroit Edison to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and our debt obligations.
     ITCTransmission derives a substantial portion of its revenues from the transmission of electricity between Detroit Edison’s power generation facilities and Detroit Edison’s local distribution facilities. Payments from Detroit Edison, billed by MISO, constituted approximately 77% of ITCTransmission’s total operating revenues for the year ended December 31, 2005 and are expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Any material failure by Detroit Edison to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and our debt obligations.

Deregulation and/or increased competition may adversely affect ITCTransmission’s customers, or Detroit Edison’s customers, which in turn may reduce our revenues.
     The business of ITCTransmission’s primary customer, Detroit Edison, is subject to regulation that has undergone substantial change in accordance with Michigan Public Act 141 of 2000, which mandates the implementation of retail access, as well as changes in federal regulatory requirements. The utility industry has also been undergoing dramatic structural change for several years, resulting in increasing competitive pressures on electric utility companies, such as Detroit Edison, and it is possible that trend could continue. Finally, the manufacturing sector in Detroit Edison’s service territory has also been subject to increasing competitive pressures. As a result, demand for electricity transmission service by manufacturing companies in ITCTransmission’s service territory may be negatively impacted. These factors may create greater risks to the stability of Detroit Edison’s revenues and may affect Detroit Edison’s ability to make its payments for transmission service to MISO and thus to ITCTransmission, which would adversely affect our financial condition and results of operations.
     On April 1, 2005, MISO began centrally dispatching generation resources throughout much of the Midwest with the launch of its Midwest Energy Markets. Because of this restructuring of power markets throughout the Midwest, the risk profile of some of ITCTransmission’s customers may affect their ability to pay for the services provided by ITCTransmission.
Hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s operations or the imposition of civil or criminal penalties.
     ITCTransmission’s operations are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We maintain property and casualty insurance, but we are not fully insured against all potential hazards incident to our business, such as damage to poles and towers or losses caused by outages.
ITCTransmission is subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.
     ITCTransmission’s operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by ITCTransmission. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.
     ITCTransmission has incurred expenses in connection with environmental compliance, and we anticipate that it will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to it could result in significant civil or criminal penalties and remediation costs. ITCTransmission’s assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of ITCTransmission’s facilities and properties are located near environmentally sensitive areas such as wetlands. In addition, certain properties in which ITCTransmission has an ownership interest or at which ITCTransmission operates are, and others are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore our business, financial condition and results of operations.
     In addition, claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electricity transmission and distribution lines. We cannot assure you that such claims will not be asserted against us or that, if determined in a manner adverse to our interests, would not have a material adverse effect on our business, financial condition and results of operations.

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.
     Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, ITCTransmission’s transmission facilities and Detroit Edison’s generation and distribution facilities, may be at risk of future terrorist attacks. In addition to the increased costs associated with heightened security requirements, such events may have an adverse effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business, financial condition and results of operations.
Risks Related to Our Capital Structure and Leverage
Because we are controlled by the IT Holdings Partnership, the ability of stockholders of ITC Holdings, other than the IT Holdings Partnership, to influence our management and policies will be severely limited.
     As of December 31, 2005, approximately 53.4% of the outstanding shares of common stock of ITC Holdings was beneficially owned by the IT Holdings Partnership. Consequently, the IT Holdings Partnership has the power to determine matters submitted to a vote of ITC Holdings stockholders without the consent of ITC Holdings other stockholders and could take other actions that might be favorable to the IT Holdings Partnership or its partners, including electing all of ITC Holdings’ directors, appointing new management and adopting amendments to ITC Holdings’ Articles of Incorporation and bylaws. In addition, the ability of stockholders, other than the IT Holdings Partnership, to influence our management and policies will be severely limited, including with respect to our acquisition or disposition of assets, the approval of a merger or similar business combination, the incurrence of indebtedness, the issuance of additional shares of common stock or other equity securities and the payment of dividends or other distributions on our common stock. In addition, we cannot take certain actions that would adversely affect the limited partners of the IT Holdings Partnership without their approval. We cannot assure you that the interests of the IT Holdings Partnership and/or its limited partners will not conflict with the interests of other holders of our common stock.
We are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing.
     We had $517.3 million of consolidated indebtedness as of December 31, 2005. ITCTransmission had $185.0 million of 4.45% First Mortgage Bonds Series A due July 15, 2013 and ITC Holdings had $267.0 million of 5.25% Senior Notes due July 15, 2013 outstanding as of December 31, 2005. Additionally, we had total revolving credit facility commitments at ITCTransmission and ITC Holdings of $75.0 million and $50.0 million, respectively, and amounts outstanding of $66.3 million at ITCTransmission at December 31, 2005. There are no amounts outstanding under the ITC Holdings revolving credit facility. In February 2006 the FERC approved ITCTransmission’s January 2006 application to issue additional securities in the amount of $100.0 million.
     This capital structure can have several important consequences, including, but not limited to, the following:
•	If future cash flows are insufficient, we or our subsidiaries may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	ITC Holdings’ indebtedness will have the general effect of reducing its flexibility to react to changing business and economic conditions insofar as they affect its financial condition and, therefore, may pose substantial risk to ITC Holdings’ stockholders. A substantial portion of the dividends and payments in lieu of taxes ITC Holdings receives from ITCTransmission will be dedicated to the payment of interest on its indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that ITC Holdings is liquidated, any senior or subordinated creditors of ITC Holdings and any senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of common stock of ITC Holdings.

•	Our credit facilities mature in March 2007, and our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.
Adverse changes in our credit ratings may negatively affect us.
     Our ability to access capital markets is important to operate our business. Increased scrutiny of the energy industry and the impacts of regulation, as well as changes in our financial performance could result in credit agencies reexamining our credit rating. A downgrade in our credit rating could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving credit facility.

ITCTransmission’s actual capital expenditures may be lower than planned, which would decrease ITCTransmission’s expected rate base and therefore our revenues.
     ITCTransmission’s rate base is determined in part by additions to property, plant and equipment when placed in service. ITCTransmission expects to invest at least $125 million in additional property, plant and equipment in 2006. Additionally, 2006 is the second year of a five to seven year capital investment program where we expect to invest a total of $1 billion in needed infrastructure improvements to the transmission system. If ITCTransmission’s capital expenditures and the resulting in-service property, plant and equipment are lower than anticipated for any reason, including, among other things, the impact of weather conditions, union strikes, labor shortages, material prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system at any one time or regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings, ITCTransmission will have a lower than anticipated rate base thus causing its revenue requirement and future earnings to be potentially lower than anticipated.
Certain provisions in our debt instruments limit our capital flexibility.
     Our debt instruments include senior notes and first mortgage bonds and revolving credit facilities containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:
•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets; and

•	pay dividends or make distributions on ITC Holdings and ITCTransmission’s capital stock.
     The revolving credit facilities also require ITC Holdings and ITCTransmission to meet certain financial ratios. The ability of ITC Holdings and ITCTransmission to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in the senior secured credit facilities could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross acceleration or cross default provisions.
Our ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or dividend payments to our stockholders.
     Because the IT Holdings Partnership may seek to maintain its beneficial ownership percentage of ITC Holdings and may not choose to acquire additional shares of our common stock in connection with any future issuances of shares of our common stock by us, we may be constrained in our ability to raise equity capital in the future from sources other than the limited partners of the IT Holdings Partnership and their affiliates. Moreover, we cannot assure that the IT Holdings Partnership will make any capital contributions to us in the future. If we are unable to raise capital and we do not receive capital contributions from the IT Holdings Partnership in the future, our ability to make capital expenditures or dividend payments to our stockholders may be limited.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.
     IT Holdings Partnership controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange, or NYSE, corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:
•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
     We have utilized certain of these exemptions. As a result, we do not have a majority of independent directors nor do our nominating/corporate governance and compensation committees consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Future transactions may limit our ability to use our net operating loss carryforwards.
     As of December 31, 2005, we had net operating loss carryforwards, or NOLs, of $68.1 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. It is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock), would cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership change NOLs in excess of the limitation imposed by Section 382.
We may not be able to pay dividends, and the reduction or elimination of dividends would negatively affect the market price of our common stock.
     While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. Dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors may deem relevant. For example, we may not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. In addition, ITC Holdings is a holding company and its ability to pay dividends may be limited by restrictions upon transfer of funds applicable to its subsidiaries (including, for example, those which are contained in ITCTransmission’s revolving credit facility and the IT Holdings Partnership agreement). As a holding company without any specific operations, ITC Holdings is dependent on receiving dividends from its operating subsidiaries, such as ITCTransmission, in order to be able to make dividend distributions of its own. Any reduction or elimination of dividends could adversely affect the market price of our common stock.
Provisions in the Articles of Incorporation and bylaws of ITC Holdings and Michigan corporate law may prevent efforts by our stockholders to change the direction or management of our company.
     The Articles of Incorporation and bylaws of ITC Holdings contain provisions that might enable our management to resist a proposed takeover. These provisions could discourage, delay or prevent a change of control or an acquisition at a price that our stockholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
•	a requirement that special meetings of our stockholders may be called only by our board of directors, the chairman of our board of directors, our president or the holders of a majority of the shares of our outstanding common stock;

•	a requirement of unanimity when stockholders are acting by consent without a meeting if the IT Holdings Partnership owns less than 35% of the common stock of ITC Holdings;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of our board to issue, without stockholder approval, common or preferred stock, including in connection with our implementation of any stockholders rights plan, or “poison pill.”
Provisions of the Articles of Incorporation of ITC Holdings restrict market participants from voting or owning 5% or more of the outstanding shares of capital stock of ITC Holdings.
     ITCTransmission was granted favorable rate treatment by the FERC based on its independence from market participants. The FERC defines a “market participant” as any person or entity that, either directly or through an affiliate, sells or brokers electricity or provides ancillary services to ITCTransmission or MISO. An affiliate, for these purposes, includes any person or entity that directly or indirectly owns, controls or holds with the power to vote 5% or more of the outstanding voting securities of a market participant. To help ensure that ITC Holdings and ITCTransmission will remain independent of market participants, ITC Holdings’ Articles of Incorporation impose certain restrictions on the ownership and voting of shares of capital stock of ITC Holdings by market participants. In particular, the Articles of Incorporation provide that ITC Holdings is restricted from issuing any shares of capital stock or recording any transfer of shares if the issuance or transfer would cause any market participant, either individually or together with members of its “group” (as defined in SEC beneficial ownership rules), to beneficially own 5% or more of any class or series of our capital stock. Additionally, if a market participant, together with its group members, acquires beneficial ownership of 5% or more of any series of the outstanding shares of capital stock of ITC Holdings, such market participant or any stockholder who is a member of a group including a market participant will not be able to vote or direct or control the votes of shares representing 5% or more of any series of ITC Holdings’ outstanding capital stock. Finally, to the extent a market participant, together with its group members, acquires beneficial ownership of 5% or more of the outstanding shares of any series of capital stock of ITC Holdings, the Articles of Incorporation allow the board of directors of ITC Holdings to redeem any shares of capital stock of ITC Holdings so that, after giving effect to the redemption, the market participant, together with its group members, will cease to beneficially own 5% or more of that series of ITC Holdings’ outstanding capital stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     ITCTransmission’s transmission facilities are located in an approximately 7,600 square mile area serving distribution customers in 13 counties in southeastern Michigan with a population of approximately 4.9 million as of December 31, 2005. Much of ITCTransmission’s service area is urban, densely populated, and industrial. ITCTransmission owns the assets of the transmission system that consist of:
•	approximately 2,700 circuit miles of overhead and underground transmission lines rated at 120 kV to 345 kV;

•	approximately 17,000 transmission towers and poles;

•	30 stations which interconnect our transmission facilities, some of which also connect our facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment);

•	associated land, rights of way and easements;

•	certain assets contained in our leased office building in Novi, Michigan. These assets consist of a transmission operations control room, furniture, fixtures and office equipment; and

•	MEPCC, located near Ann Arbor, Michigan, which provides control area services for all of the electrical systems of ITCTransmission and the METC.
     ITCTransmission has operating lease agreements for office space rental which expire in May 2008. See Note 10 of the Notes to Consolidated Financial Statements
     These assets are suitable for electricity transmission and adequate for the electricity demand in our service territory. We prioritize capital spending based in part on meeting reliability standards within the industry. This includes replacing and upgrading existing assets as needed.
ITEM 3. LEGAL PROCEEDINGS.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Price and Dividends
     Our common stock has traded on the New York Stock Exchange since July 26, 2005 under the symbol “ITC.”. Prior to that time, there was no public market for our stock. As of February 28, 2006, there were approximately 172 shareholders of record of our common stock.
     The following table sets forth the high and low sales price per share of the common stock since July 26, 2006 as reported on the New York Stock Exchange and the cash dividends per share paid for the periods indicated.

Year Ended December 31, 2005	High	Low	Dividends
October 1, 2005 — December 31, 2005	$29.50	$26.25	$.2625
July 26, 2005 — September 30, 2005	$30.30	$26.22	$.2625
     The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist only of the stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash on hand. ITC Holdings’ only sources of cash to pay dividends to its stockholders are dividends and other payments received by ITC Holdings from time to time from ITCTransmission and the proceeds raised from the sale of our debt and equity securities. ITCTransmission, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of ITCTransmission to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. The debt agreements to which ITC Holdings and ITCTransmission are parties contain numerous financial covenants that could limit our ability to pay dividends, as well covenants that prohibit us from paying dividends if we are in default under our revolving credit facilities.
     If and when our board of directors declares and pays a dividend on our common stock, pursuant to our special bonus plans for executives and non-executive employees, amounts equivalent to the dividend may be paid to the special bonus plan participants, if approved by the compensation committee. We currently expect these amounts to be paid upon the declaration of dividends on our common stock. The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.
     The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.
Equity Compensation Plans
     At December 31, 2005 we had an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries, or the 2003 Stock Purchase and Option Plan, pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors.
     The following table sets forth certain information with respect to our equity compensation plans at December 31, 2005 (shares in thousands):

Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans (a)
Equity compensation plans approved by security holders	2,649	$11.55	1,815
(a)	The number of securities remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2005 upon exercise of stock options; 2) the common shares to be issued upon the future exercise of outstanding stock options and 3) the amount of restricted stock awards granted.

     On February 8, 2006, our Board of Directors approved the implementation, subject to shareholder approval, of the 2006 Long-Term Incentive Plan (“LTIP”) and the Employee Stock Purchase Plan (“ESPP”). If approved by shareholders, the LTIP would permit the Compensation Committee to make grants of a variety of equity-based awards (such as options and restricted shares) totaling up to 1.75 million shares to employees, directors and consultants. No awards would be permitted after February 7, 2012. The Board also approved an amendment to the 2003 Stock Purchase and Option Plan, reducing the number of shares available for issuance thereunder by 1 million shares, from 5,014,821 to 4,014,821, that will become effective if the LTIP is approved by the Company’s shareholders at the 2006 annual meeting. No grants have been made under the LTIP or the ESPP.
Stock Repurchases
     There were no repurchases of common stock for the quarter ended December 31, 2005. We do not have a publicly announced share repurchase plan.
ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected historical financial data of ITC Holdings and subsidiaries and the selected historical financial data of Predecessor ITCTransmission for the periods indicated. On July 19, 2005, ITC Holdings effected an approximately 3.34-for-one stock split. All amounts and values of common shares and options and per share data in the accompanying financial information have been retroactively adjusted to give effect to the stock split.
     We acquired the outstanding ownership interests of Predecessor ITCTransmission from DTE Energy on February 28, 2003 and accounted for the acquisition as a purchase. We adopted certain accounting policies and methods which differ from those followed by Predecessor ITCTransmission prior to the acquisition.
     The selected financial data presented on the following pages for ITC Holdings and subsidiaries for the years ended December 31, 2005 and 2004, and the period from February 28, 2003 through December 31, 2003, and Predecessor ITCTransmission’s two-month period ended February 28, 2003 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data presented on the following pages for Predecessor ITCTransmission for the year ended December 31, 2002, and the seven-month period ended December 31, 2001 have been derived from the financial statements of Predecessor ITCTransmission not included in this Form 10-K. Neither Predecessor ITCTransmission’s two-month period ended February 28, 2003 nor the period from February 28, 2003 through December 31, 2003 is reflective of the twelve-month year of operations and, accordingly, neither of such periods individually is directly comparable to the results of operations for the year ended December 31, 2005, December 31, 2004 or December 31, 2002.
     The selected financial data for the five months ended May 31, 2001 are omitted because, prior to June 1, 2001, the provision of electricity transmission services over the facilities now owned by ITCTransmission was undertaken as part of Detroit Edison’s transmission business which was integrated with Detroit Edison’s distribution business and the revenues, expenses and cash flows associated with the transmission business were integrated with Detroit Edison’s other operations and were not separately identifiable. On May 31, 2001, Detroit Edison’s transmission business was separated from Detroit Edison’s distribution business and was contributed to Predecessor ITCTransmission.
     From June 1, 2001 until February 28, 2003, Predecessor ITCTransmission was operated as a subsidiary of DTE Energy. On February 28, 2003, ITC Holdings acquired Predecessor ITCTransmission from DTE Energy .
     The selected financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries			Predecessor ITCTransmission
			Period From
			February 28,
			2003 (Date of
			Acquisition)	Two-Month		Seven-Month
			Through	Period Ended	Year Ended	Period Ended
	Year Ended December 31,		December 31,	February 28,	December 31,	December 31,
(in thousands, except share and per share data)	2005	2004	2003 (a)	2003 (a)	2002	2001 (a)
OPERATING REVENUES (b)	$205,274	$126,449	$102,362	$20,936	$137,535	$63,664

OPERATING EXPENSES

Operation and maintenance	48,310	24,552	22,902	5,675	34,699	22,566
General and administrative	25,198	24,412	26,342	—	—	—
Depreciation and amortization	33,197	29,480	21,463	3,665	21,996	12,481
Taxes other than income taxes	13,982	20,840	11,499	4,298	15,776	8,875
Termination of management agreements	6,725	—	—	—	—	—

Total operating expenses	127,412	99,284	82,206	13,638	72,471	43,922

OPERATING INCOME	77,862	27,165	20,156	7,298	65,064	19,742

OTHER EXPENSES (INCOME)

Interest expense	28,128	25,585	21,630	—	58	12
Allowance for equity funds used in construction	(2,790)	(1,691)	(322)	—	—	—
Loss on extinguishment of debt	—	—	11,378	—	—	—
Other income	(1,700)	(1,289)	(197)	(147)	(1,720)	(1,120)
Other expense	615	283	27	45	245	551

Total other expenses (income)	24,253	22,888	32,516	(102)	(1,417)	(557)

INCOME (LOSS) BEFORE INCOME TAXES	53,609	4,277	(12,360)	7,400	66,481	20,299

INCOME TAX PROVISION (BENEFIT)	18,938	1,669	(4,306)	3,915	23,268	7,105

NET INCOME (LOSS)	$34,671	$2,608	$(8,054)	$3,485	$43,213	$13,194

Basic earnings (loss) per share	$1.10	$0.09	$(0.27)	n/a	n/a	n/a
Diluted earnings (loss) per share	$1.06	$0.08	$(0.27)	n/a	n/a	n/a
Weighted-average basic shares	31,455,065	30,183,886	29,339,394	n/a	n/a	n/a
Weighted-average diluted shares	32,729,842	30,899,548	29,339,394	n/a	n/a	n/a
Dividends or distributions declared per share	$0.525	$—	$0.897	n/a	n/a	n/a

	ITC Holdings and Subsidiaries			Predecessor ITCTransmission
	As of December 31,			As of December 31,
(in thousands)	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash and cash equivalents	$24,591	$14,074	$8,139	$—	$8
Working capital (deficit)	19,945	(27,117)	(17,633)	46,041	(2,573)
Property, plant and equipment — net	603,609	513,684	459,393	434,539	441,035
Total assets	916,639	808,847	751,657	634,785	514,927
Total Debt:
ITC Holdings	251,211	273,485	265,866	—	—
ITCTransmission	266,104	209,945	184,887	—	—
Stockholders’/Member’s equity (c)	263,301	196,602	191,246	382,790	339,577

	ITC Holdings and Subsidiaries			Predecessor ITCTransmission
			Period From
			February 28,
			2003 (Date of
			Acquisition)	Two-Month		Seven-Month
			Through	Period Ended	Year Ended	Period Ended
	Year Ended December 31,		December 31,	February 28,	December 31,	December 31,
(in thousands)	2005	2004	2003 (a)	2003 (a)	2002	2001 (a)
CASH FLOW DATA:
Capital expenditures	$118,586	$76,779	$26,805	$5,616	$15,360	$22,322

(a)	Our business is seasonal, with peak transmission loads occurring during months when cooling demand is higher. Annualized financial data for the period from February 28, 2003 through December 31, 2003, the two-month period ended February 28, 2003, and the seven-month period ended December 31, 2001 are not indicative of results for the full year.

(b)	Our rate freeze ended December 31, 2004. See Note 5 of the Notes to Consolidated Financial Statements.

(c)	The 2005 ITC Holdings’ initial public offering resulted in net proceeds of $53.9 million. See the discussion of the initial public offering described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “—Recent Developments.”
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects’’ and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other things the risks and uncertainties disclosed under “Item 1A — Risk Factors.”
     Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. They speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Actual future results may vary materially. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise, unless required by law.

Overview
     ITC Holdings is a holding company with no business operations and its material assets consist only of 100% of the common stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash.
     ITCTransmission is the first independently owned and operated electricity transmission company in the United States. ITCTransmission owns, operates and maintains a regulated, high-voltage transmission system that transmits electricity to local electricity distribution facilities from generating stations in Michigan, other midwestern states and Ontario, Canada. ITCTransmission became independent of market participants (generally, those that sell or broker electricity) as a result of DTE Energy’s divestiture of its electricity transmission business, consistent with the FERC and State of Michigan policy initiatives encouraging the formation of independent transmission companies. The FERC’s transmission policy was developed in part in response to the significant historical underinvestment in transmission infrastructure in the United States and the potential for discrimination that arises when a utility operates transmission and generation facilities within the same region.
     ITCTransmission’s primary operating responsibilities include maintaining, improving and expanding its transmission system to meet its customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to ensure physical limits are not exceeded.
     We derive nearly all of our revenues from providing (1) network transmission service, (2) point-to-point transmission service, and (3) scheduling, control and dispatch services over our system. Substantially all of our operating expenses and assets support our transmission operations. ITCTransmission’s principal transmission service customer is Detroit Edison. Our remaining revenues are generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on ITCTransmission’s transmission system. ITCTransmission’s network rates are established on a cost-of-service model allowing for the recovery of expenses, including depreciation and amortization, and a return on invested capital. ITCTransmission’s network rates are determined on an annual basis using a FERC-approved formulaic rate setting mechanism known as Attachment O.
     Significant items that influenced our financial performance for the year ended December 31, 2005 and may affect future results are:
•	Capital investment of $117.8 million resulting from our focus on improving system reliability;

•	Our initial public offering;

•	The termination of management agreements resulting in expense of $6.7 million ($4.4 million net of tax);
•	Higher revenues and cash flows due to higher network loads resulting from an unseasonably warm summer; and

•	Higher maintenance expenses due to the acceleration of multi-year maintenance initiatives;
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Rate Setting and Attachment O
Transmission Rates
     ITCTransmission’s revenue for transmission services is based on transmission service rates that are regulated by the FERC. In its February 20, 2003 order, the FERC accepted ITCTransmission’s proposed return of 13.88% on the equity portion of its capital structure. ITCTransmission’s proposal to use its actual capital structure, targeting 60% equity and 40% debt, was also accepted by the FERC consistent with Attachment O which uses ITCTransmission’s actual capital structure from its FERC Form 1. Because Attachment O is a FERC-approved rate formula, no FERC rate filing is required to put the calculated rates into effect. The FERC, in an order dated May 5, 2005, confirmed that ITC Holdings and ITCTransmission will remain independent of market participants after ITC Holdings’ initial public offering, subject to the enforcement of the restrictions on ownership and voting by market participants in ITC Holdings’ Amended and Restated Articles of Incorporation and notifications to the FERC regarding such ownership.
     Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO. Rates are set annually under Attachment O and are in effect for the one year period beginning June 1 of each year. For the purpose of determining rates for the period from June 1, 2005 through May 31, 2006, ITCTransmission’s Attachment O primarily used selected financial and operating data as reported on ITCTransmission’s FERC Form 1 as of and for the year ended December 31, 2004 and its network load for 2004. As a result, the Attachment O rate is based on data collected during the year ended five months prior to the effectiveness of the Attachment O rate. To the extent that actual conditions during the 12 month period vary from the data on which the Attachment O rate is based, ITCTransmission may recover more or less than its revenue requirement for that period. Rates derived using Attachment O are posted on the MISO Open Access Same-Time Information System on June 1 of each calendar year. The information used to complete the Attachment O template is subject to verification by MISO. By completing the Attachment O template on an annual basis, ITCTransmission is able to adjust its transmission rates for any variances experienced in the prior calendar year, including the amount of network load on its transmission system, operating expenses and capital expenditures. Because Attachment O is a FERC-approved formula rate, no further action or FERC filings are required for the calculated rates to go into effect, although the rate is subject to legal challenge at the FERC.
     The Attachment O rate setting mechanism has been approved for MISO transmission owners through January 31, 2008, subject to further extension that must be approved by the FERC.
Revenue Calculations—Transmission Tariff Rate
     The following three steps illustrate ITCTransmission’s rate-setting methodology:
     Step One—Establish Rate Base and Calculate Allowed Return
     ITCTransmission’s rate base is calculated at December 31 each year and consists primarily of in-service property, plant and equipment, net of accumulated depreciation. Property, plant and equipment additions for completed projects are added to rate base on an annual basis. ITCTransmission’s rate base also includes an accumulated deferred income tax adjustment, a regulatory asset approved for recovery by the FERC at the time of our acquisition of Predecessor ITCTransmission from DTE Energy and the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate, or the Revenue Deferral, as well as other items.
     Rate base is multiplied by ITCTransmission’s weighted average cost of capital to determine the allowed return on rate base. The weighted average cost of capital is calculated using the actual capital structure of ITCTransmission, the pre-tax cost of the debt portion of our capital structure and a FERC-approved 13.88% return on the equity portion of its capital structure.
     Step Two—Calculate Revenue Requirement
     The gross revenue requirement is calculated beginning with the allowed return on rate base, as calculated in Step One above and adding recoverable operating expenses, including depreciation and amortization and taxes.
     Step Three—Calculate Transmission Rate
     After calculating the gross revenue requirement in Step Two above, ITCTransmission is required to reduce the gross revenue requirement for certain revenues, other than network revenues, such as point-to-point and rental revenues, which it generated during the prior year. This net amount represents revenues to be recovered from network customers through transmission rates. This transmission rate is calculated by dividing the net revenue requirement by the prior year’s annual network load.

Trends and Seasonality
     We expect a general trend of moderate growth in the tariff rate for ITCTransmission over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of network load and other factors beyond our control. The tariff rate for the period from June 1, 2005 through May 31, 2006 is $1.594 per kW/month compared to $1.587 per kW/month for the period from January 1, 2005 through May 31, 2005.
     Absent any other factors, there are two known items that will cause an increase in the rate on June 1, 2006. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 will be included in ITCTransmission’s rates in each of the following five 12-month periods.
     The other component of the increase in rates that is expected to continue is a result of our five-to seven-year capital investment program. ITCTransmission strives for high reliability for its system and low delivered costs of electricity to end-use consumers. We continually assess our transmission system against standards established by the North American Electric Reliability Council, or NERC, and ReliabilityFirst Corporation, or RFC, which are electric industry organizations that, in part, develop standards for reliability and monitor compliance with those standards. Analysis of the transmission system against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. Moreover, on August 8, 2005 the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We also assess our transmission system against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s system, which in turn reduces the delivered cost of energy to end-use customers.
     As of December 31, 2005, we had completed the first year of our five- to seven-year capital investment program where we expect to invest a total of $1 billion in needed infrastructure improvements to the system. In 2005, we invested $117.8 million in property, plant and equipment. We expect total investments in property, plant and equipment in 2006 to be at least $125 million based on projects currently planned or being considered. Investments in property, plant and equipment could vary due to the impact of weather conditions, the price and availability of labor and materials, our ability to obtain any necessary financing, limitations on the amount of construction that can be undertaken on our system at any one time, the need for regulatory approvals, restraints imposed by legal proceedings, and variances between estimated and actual costs of construction contracts awarded. Additions to property, plant and equipment, when placed in-service upon completion of the capital project, are added to rate base each year. Property, plant and equipment additions in excess of depreciation and amortization expense as presented in the following table result in an expansion of rate base when these additions are placed in-service. We expect $110 million to $120 million of property, plant and equipment additions to be completed in 2006 and added to rate base.
     Our capital investment strategy is aligned with FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based on the levels of prudent and necessary capital investment and maintenance spending on our transmission system. We do not use revenues or net income as the primary measure of our performance. Revenues and net income vary between the current year and prior year based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period vary from the data on which the Attachment O rate is based, ITCTransmission will earn more or less revenue during that annual period and therefore will recover more or less than its revenue requirement. However, this recovery of more or less than ITCTransmission’s revenue requirement is taken into account by Attachment O in the following period. Therefore, Attachment O has the effect of smoothing the recovery of ITCTransmission’s revenue requirement over time. The Attachment O template is completed on an annual basis, and the formulaic rate setting mechanism adjusts ITCTransmission’s network transmission rates for differences experienced from the prior year, including the amount of network load, operating expenses and capital expenditures.
     Our point-to-point revenue for the year ended December 31, 2006 will be negatively impacted by the elimination of certain components of point-to-point revenues and decreases in other components of point-to-point revenues. We expect an overall decrease in point-to-point revenues of $8.0 million to $12.0 million in 2006 compared to 2005. The expected level of these revenues for 2006 could change, however, as a variety of other factors also affect point-to-point revenues.
     ITCTransmission’s network revenues are largely dependent on monthly peak loads. The total of the monthly peak loads for 2005 was up 4.8% and 9.0% compared to the corresponding totals for 2004 and 2003, respectively, as shown in the table below:

Monthly Peak Load (in MW)

	2006	2005	2004	2003	2002	2001
January	7,754	8,090	8,022	7,608	7,668	7,753
February	7,667	7,672	7,656	7,437	7,572	7,355
March		7,562	7,434	7,542	7,566	7,258
April		7,299	7,305	6,934	8,386	7,012
May		7,678	8,718	7,017	8,702	8,068
June		12,108	11,114	11,266	11,067	10,895
July		11,822	11,344	10,225	11,423	11,309
August		12,308	10,877	11,617	11,438	11,875
September		10,675	9,841	8,717	10,894	10,037
October		9,356	7,197	7,369	8,645	7,145
November		7,943	7,832	7,843	7,271	7,343
December		8,344	8,469	8,124	7,772	7,573

Total		110,857	105,809	101,699	108,404	103,623

     We are not aware of any trends or uncertainties in the economy or the industries in ITCTransmission’s service territory that are reasonably likely to have a material effect on our financial condition or results of operations. However, any change in economic conditions that either increases or decreases the use of ITCTransmission’s system to transmit electricity will impact revenue for a given year. Additionally, adverse economic conditions could impact our customers’ ability to pay for our services.
Recent Developments
Initial Public Offering
     On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount), before issuance costs. ITC Holdings paid $7.1 million in 2005 for professional services and other costs in connection with the initial public offering which were recorded in the consolidated statements of financial position as a reduction in stockholders’ equity. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.
     The offering was approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.
Management Agreements
     On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., or KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership for management, consulting and financial services in exchange for annual fees. We incurred general and administrative expenses under these agreements of $0.8 million in 2005, $1.3 million in 2004 and $1.0 million for the period from February 28, 2003 through December 31, 2003, excluding out-of-pocket costs. In connection with ITC Holdings’ initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in operating expenses in 2005.
Redirected Transmission Service
     In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. ITCTransmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In May 2005, FERC gave notice that MISO’s refund date established by the order was extended through September 16, 2005, as requested by MISO, but FERC required MISO to file an interim status report of the refund calculation. In September 2005, MISO completed the refund calculations and ITCTransmission refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction in operating revenues.

     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. FERC has not yet acted on the rehearing requests filed in December 2005. We have accrued a reserve for these additional refunds of $0.7 million as a reduction of operating revenues in fourth quarter 2005 and are unable to determine at this time whether the final resolution of this matter will have a material impact on our consolidated financial statements.
Long Term Pricing
     In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and will remain in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO. SECA revenue and through-and-out revenue are both accounted for as point-to-point revenues.
     We recorded $1.9 million of SECA revenue in 2005 and recorded $0.1 million of SECA revenue in 2004 based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC starting May 1, 2006 with an initial decision expected in August 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by ITCTransmission will result from this hearing and we have not accrued any refund amounts relating to this proceeding.
Consumers Energy Company
     In 2004, ITCTransmission received a demand for reimbursement from the Consumers Energy Company, or Consumers, the previous owner of METC, which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers to its employees for the operation of the MECS pool center in 2002. In December 2005, Consumers filed a lawsuit against ITCTransmission and Detroit Edison seeking reimbursement from either party and in March 2006, ITCTransmission was formally served with the complaint. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
Michigan Public Power Agency Receivable and Revenues
     The Michigan Public Power Agency, or MPPA, has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We have $4.0 million of accounts receivable as of December 31, 2005 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through December 2005 for which MPPA has not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission is pursuing. Although we believe we have appropriately billed MPPA under the terms of the Ownership and Operating Agreement, we have reserved an amount of $0.8 million relating to this matter at December 31, 2005 resulting in a net amount of accounts receivable from MPPA of $3.2 million. The reserve was recorded in the amount of $0.5 million in operation and maintenance expenses and $0.3 million in general and administrative expenses. We will continue to vigorously support the validity of our billings during arbitration proceedings. Due to the status of this matter, it is not possible to predict its outcome with any degree of certainty.
     MPPA has counter-claimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITCTransmission. MPPA has contended previously that amounts it owes to ITCTransmission under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. We do not expect that the resolution of the MPPA counter-claim will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that ITCTransmission is improperly retaining MPPA revenue, totaling $1.7 million at December 31, 2005, which MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expect to remit these retained amounts in the event we execute a revenue distribution agreement and collect the accounts receivable from MPPA.
Thumb Loop Project
     ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. A state trial court has granted ITCTransmission’s request for a preliminary injunction, finding that ITCTransmission is substantially likely to succeed on its claim that ITCTransmission is not overburdening its easement and that ITCTransmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.1 million as of December 31, 2005. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.
Property Taxes
     Numerous municipalities applied their own valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. ITCTransmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. ITCTransmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, ITCTransmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, ITCTransmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. As of December 31, 2005 we have paid $1.4 million and expect to pay an additional $0.6 million for a total of $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter.
     ITCTransmission also appealed the assessments for certain real property for which the assessed value at December 31, 2003 was uncapped as a result of a change in real property ownership upon the acquisition of ITCTransmission. The assessed values at December 31, 2003 were the basis for 2004 property tax expense. For the real property parcels that have been appealed, ITCTransmission expensed and paid to municipalities the total assessed taxes relating to 2004 in the amount of $1.7 million. In 2005, ITCTransmission recorded a reduction to property tax expense totaling $0.1 million for property tax refunds related to the real estate tax appeals. Any additional reductions of these assessments would be and have been recorded as a reduction to property tax expense when realized and are not expected to be material.
     The December 31, 2004 tax assessments received from the municipalities were the basis for 2005 property taxes and used the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to tax year 2005 was based on a total annual liability of $16.5 million.
Significant Components of Results of Operations
Revenues
     We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our system to Detroit Edison and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on ITCTransmission’s transmission system. MISO is responsible for billing and collection of transmission services in the MISO service territory. MISO, as the billing agent for ITCTransmission, collects fees for the use of ITCTransmission’s transmission system, invoicing Detroit Edison and other ITCTransmission customers on a monthly basis. MISO has implemented credit policies for its members, which include ITCTransmission’s customers.

     Network Revenues are generated from fees charged to network customers for their use of ITCTransmission’s electricity transmission system during the one hour of monthly peak usage. For the years ended December 31, 2005 and 2004 and the period from February 28, 2003 through December 31, 2003, approximately 86.0%, 90.2%, and 91.6%, respectively, of ITCTransmission’s operating revenues were derived from the provision of network service. ITCTransmission’s network revenues are dependent on monthly peak loads and regulated transmission rates.
     Network revenues are determined using rates regulated by the FERC. ITCTransmission’s monthly network revenues are the result of a calculation which can be simplified in to the following:
(1)	multiply the network load measured in kWs achieved during the one hour of monthly peak usage for ITCTransmission’s transmission system by the appropriate monthly tariff rate as calculated under Attachment O by 12 by the number of days in that month; and

(2)	divide the result by 365.
     Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff. Approximately 9.9% of ITCTransmission’s operating revenues for the year ended December 31, 2005 were derived from providing point-to-point service.
     The rates approved by the FERC in connection with our acquisition of Predecessor ITCTransmission from DTE Energy included specific treatment of point-to-point revenues received during 2004 and the period from February 28, 2003 through December 31, 2003. Based on FERC orders as part of the acquisition of Predecessor ITCTransmission from DTE Energy, ITCTransmission refunded 100% of point-to-point revenues earned during the period from February 28, 2003 through December 31, 2003 in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 are deducted from ITCTransmission’s revenue requirement in determining the annual network transmission rates.
     Scheduling, Control and Dispatch Revenues also are approved by the FERC and are allocated to ITCTransmission by MISO as compensation for the services ITCTransmission performs, jointly with METC, in operating MECS control area. Such services include processing energy schedule requests utilizing the MECS system, monitoring of reliability data, implementation of emergency procedures, and coordination of the MECS operation. Approximately 3.2% of ITCTransmission’s operating revenues for the year ended December 31, 2005 were derived from providing scheduling, control and dispatch services.
     Other Revenues consist primarily of rental revenues received from METC for the use of the Michigan Electric Power Coordination Center building as well as property easement revenues. Approximately 0.9% of ITCTransmission’s revenues for the year ended December 31, 2005 consisted of other revenues.
Operating Expenses
     Operation and Maintenance Expenses consist primarily of the costs of contractors to operate and maintain ITCTransmission’s transmission system and salary-related expenses for ITCTransmission personnel involved in operation and maintenance activities. The majority of expenses for the operation of the transmission system relate to activities of the MECS control area. Maintenance expenses include preventive or planned maintenance, such as vegetation management, tower painting and equipment inspections, as well as reactive maintenance for equipment failures.
     Prior to February 28, 2003, Predecessor ITCTransmission had a Master Services Agreement with Detroit Edison whereby Detroit Edison performed maintenance, asset construction and day-to-day management of transmission operations and administration services. Detroit Edison received compensation for wages and benefits for employees performing work on behalf of Predecessor ITCTransmission and for costs of construction or maintenance directly related to Predecessor ITCTransmission in addition to overhead and other fees. Subsequent to February 28, 2003 and through April 2004, ITCTransmission operated under a construction and maintenance, engineering, and system operations service level agreements, or the SLA, with Detroit Edison whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration, or the SLA Activities, on behalf of ITCTransmission. ITCTransmission entered into the SLA to provide an orderly transition from being a subsidiary of an integrated utility to a stand-alone independent transmission company. Under the terms of the SLA, ITCTransmission’s SLA Activities were jointly managed by ITCTransmission and Detroit Edison and therefore ITCTransmission did not have exclusive control over its expenditures relating to the SLA Activities through the term of the SLA. The terms of the SLA included an agreed upon pricing mechanism whereby Detroit Edison was paid an amount to compensate it for its fully allocated costs.
     In August 2003, ITCTransmission entered into an Operation and Maintenance Agreement with its primary maintenance contractor and a Supply Chain Management Agreement with its primary purchasing and inventory management contractor to perform these services subsequent to the term of the SLA. In order to facilitate the transition from Detroit Edison, the new contractors performed work in parallel with Detroit Edison prior to the termination of the SLA. The agreements reduce uncertainty with regard to ITCTransmission’s cost structure through August 28, 2008. Additionally, the new operating agreements allow ITCTransmission to exclusively manage and control operating expenditures.
     General and Administrative Expenses consist primarily of compensation and benefits costs for personnel in our finance, human resources, regulatory, information technology and legal organizations, and fees for professional services. Professional services are principally composed of outside legal, audit and information technology consulting.
     During the period from February 28, 2003 through December 31, 2003, under the terms of the SLA, Detroit Edison performed many of the administrative duties in support of ITCTransmission’s construction program. Subsequent to the termination of the SLA and as a result of our management of the expanded construction program, we began to capitalize to property, plant and equipment certain general and administrative expenses such as compensation, office rent, utilities, and information technology support. These expenses are included in property, plant and equipment on our balance sheet.
     Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, we amortize the regulatory asset-acquisition adjustment, representing a portion of the goodwill that resulted from the acquisition of Predecessor ITCTransmission from DTE Energy that was approved for recovery in rates by the FERC. The original amount of $60.6 million as of February 28, 2003 is being amortized over 20 years on a straight-line basis.
     Taxes other than Income Taxes consist primarily of property tax expenses.
Other items of income or expense
     Interest Expense consists primarily of interest on ITC Holdings’ $267.0 million of 5.25% Senior Notes and ITCTransmission’s $185.0 million of 4.45% First Mortgage Bonds Series A. ITC Holdings and ITCTransmission also have revolving credit facilities, with the interest expense and facility fees being recorded here. Additionally, the amortization of debt financing expenses is recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and is a reduction to interest expense.
     Allowance for Equity Funds Used During Construction is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a return on stockholders’ equity used for construction purposes in accordance with FERC regulations. Assuming all other factors are constant, if construction work in progress balances increase, the allowance amount capitalized will also increase. The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long term debt) and the allowed return on equity for ITCTransmission (currently 13.88%).
Results of Operations
     The financial information presented in this Form 10-K includes results of operations for Predecessor ITCTransmission for the two-month period ended February 28, 2003 and ITC Holdings and subsidiaries for the period from February 28, 2003 through December 31, 2003. Neither the two-month period nor the period from February 28, 2003 through December 31, 2003 is reflective of a twelve-month year of operations and, accordingly, neither of such periods individually is directly comparable to the results of operations for the year ended December 31, 2005 or 2004.
     In order to provide a year-over-year analysis, we have included the 2003 Pro Forma Period, which combines the audited information for ITC Holdings and subsidiaries for the period from February 28, 2003 through December 31, 2003 and the audited financial information for Predecessor ITCTransmission for the two-month period ended February 28, 2003 to create a pro forma period consisting of the year ended December 31, 2003. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. You should not interpret the 2003 Pro Forma Period financial information as the result of operations that ITC Holdings and subsidiaries would have achieved had the acquisition occurred prior to January 1, 2003.

     The following table summarizes historical operating results for the periods indicated:

								ITC Holdings
								and	Predecessor
								Subsidiaries	ITCTransmission
								Period From
								February 28,
	ITC Holdings and Subsidiaries							2003 (Date of
					2003			Acquisition)	Two-Month
				Percentage	Pro Forma		Percentage	Through	Period Ended
	Year Ended December 31,		Increase	Increase	Period	Increase	Increase	December 31,	February 28,
(in thousands)	2005	2004	(Decrease)	(Decrease)	(Unaudited)	(Decrease)	(Decrease)	2003	2003
OPERATING REVENUES	$205,274	$126,449	$78,825	62.3%	$123,298	$3,151	2.6%	$102,362	$20,936

OPERATING EXPENSES

Operation and maintenance	48,310	24,552	23,758	96.8%	28,577	(4,025)	(14.1)%	22,902	5,675
General and administrative	25,198	24,412	786	3.2%	26,342	(1,930)	(7.3)%	26,342	—
Depreciation and amortization	33,197	29,480	3,717	12.6%	25,128	4,352	17.3%	21,463	3,665
Taxes other than income taxes	13,982	20,840	(6,858)	(32.9)%	15,797	5,043	31.9%	11,499	4,298
Termination of management agreements	6,725	—	6,725	n/a	—	—	n/a	—	—

Total operating expenses	127,412	99,284	28,128	28.3%	95,844	3,440	3.6%	82,206	13,638

OPERATING INCOME	77,862	27,165	50,697	186.6%	27,454	(289)	(1.1)%	20,156	7,298

OTHER EXPENSES (INCOME)

Interest expense	28,128	25,585	2,543	9.9%	21,630	3,955	18.3%	21,630	—
Allowance for equity funds used in construction	(2,790)	(1,691)	(1,099)	65.0%	(322)	(1,369)	425.2%	(322)	—
Loss on extinguishment of debt	—	—	—	n/a	11,378	(11,378)	n/a	11,378	—
Other income	(1,700)	(1,289)	(411)	31.9%	(344)	(945)	274.7%	(197)	(147)
Other expense	615	283	332	117.3%	72	211	293.1%	27	45

Total other expenses (income)	24,253	22,888	1,365	6.0%	32,414	(9,526)	(29.4)%	32,516	(102)

INCOME (LOSS) BEFORE INCOME TAXES	53,609	4,277	49,332	1153.4%	(4,960)	9,237	n/a	(12,360)	7,400

INCOME TAX PROVISION (BENEFIT)	18,938	1,669	17,269	1034.7%	(391)	2,060	n/a	(4,306)	3,915

NET INCOME (LOSS)	$34,671	$2,608	$32,063	1229.4%	$(4,569)	$7,177	n/a	$(8,054)	$3,485

Operating Revenues
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2005 and 2004:

						Percentage
(in thousands)	2005		2004		Increase	Increase
	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network	$176,588	86.0%	$114,082	90.2%	$62,506	54.8%
Point-to-point (2004 amounts net of refundable amounts)	20,336	9.9%	4,248	3.3%	16,088	378.7%
Scheduling, control and dispatch	6,566	3.2%	6,146	4.9%	420	6.8%
Other	1,784	0.9%	1,973	1.6%	(189)	(9.6)%

Total	$205,274	100.0%	$126,449	100.0%	$78,825	62.3%

     Network revenues increased by $57.3 million due to an increase in the rate used for network revenues under our rate freeze of $1.075 per kW/month in the year ended December 31, 2004 to $1.587 per kW/month for the period January 1, 2005 through May 31, 2005 and $1.594 per kW/month for the period June 1, 2005 through December 31, 2005, as a result of the end of the rate freeze on December 31, 2004. Revenues also increased by $5.5 million due to an increase of 4.8% in the total of the monthly peak loads for the year ended December 31, 2005.
     Point-to-point revenues (net of refundable amounts) increased primarily because ITCTransmission is no longer required to refund point-to-point revenues earned in 2005, as was required for 75% of point-to-point revenues earned in 2004 by FERC orders authorizing the acquisition of Predecessor ITCTransmission from DTE Energy. We recognized point-to-point refunds during the year ended December 31, 2004 of

$12.7 million. The remaining increase was due to the elimination of the transmission rate discount in 2005 that had been effective during 2004 for transmission service at the Michigan-Ontario Independent Electric System Operator interface, which resulted in an increase of $3.4 million and additional transmission capacity reservations by generators in ITCTransmission’s service territory as a result of higher transmission capacity needs during the peak demand months of $2.6 million, partially offset by redirected transmission service refunds and reserves of $1.2 million.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period.
     Revenues increased primarily due to higher total monthly peak loads in 2004 resulting in increased network revenues of $2.8 million.
Operating Expenses
Operation and maintenance expenses
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     Operation and maintenance expenses increased primarily due to the accelerated completion of a backlog of necessary, multi-year, planned activities that help improve the reliability of ITCTransmission’s transmission system. The accelerated maintenance activities included increases in vegetation management of $5.4 million, tower painting of $4.1 million and system-wide maintenance on transmission structures of $4.9 million, primarily for repairs and restorations of transmission station buildings. The acceleration of these multi-year maintenance initiatives is expected to result in lower expenses in later years. Additionally, maintenance expenses increased by $2.5 million for training costs of contract employees, $2.8 million for transmission system equipment inspections and $1.8 million for equipment repairs, as well as increases of $1.1 million in other maintenance activities. Operation and maintenance expenses also increased due to an accounts receivable reserve of $0.5 million, relating to the Michigan Public Power Agency Receivable and Revenue matter described under “—Recent Developments.” The remaining increases of $2.7 million resulted primarily from additional costs for monitoring and controlling the system. Partially offsetting the increases in operation and maintenance expenses was a $2.0 million decrease due to costs billed to ITCTransmission associated with Detroit Edison’s performance of maintenance and certain aspects of transmission operations through April 2004 that were not incurred in 2005.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     Operation and maintenance expenses decreased primarily due to effective cost management. During 2003, Detroit Edison and ITCTransmission jointly controlled maintenance activities under the terms of the SLA. Beginning in April 2004, ITCTransmission had exclusive control over its operation and maintenance activities.
General and administrative expenses
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     General and administrative expenses increased by $1.6 million due to greater compensation and benefits expense resulting from personnel additions, $1.1 million for consulting expenses for Sarbanes-Oxley readiness efforts relating to internal controls documentation and evaluation that were not incurred in 2004, $0.7 million for higher insurance premiums, $0.6 million related to higher stock compensation expense associated with July 2005 option awards and $0.5 million for compensation expense under the special bonus plans. Additionally, general and administrative expenses increased due to an accounts receivable reserve of $0.3 million, relating to the Michigan Public Power Agency Receivable and Revenue matter described under “—Recent Developments.” Partially offsetting these increases was a decrease of $1.6 million due to amounts capitalized to property, plant and equipment in 2005. No such amounts were capitalized for the first six months of 2004. We began to capitalize these expenses in July 2004 as we assumed exclusive management of our expanded construction program that had previously been administered in part by Detroit Edison. General and administrative expenses also decreased by $2.4 million due to losses incurred in 2004 related to our investment in Conjunction LLC. There was no impact from Conjunction LLC in 2005. Management expenses also decreased by $0.5 million, see Management Agreements under “—Recent Developments.”
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     General and administrative expenses decreased primarily due to expenses of $4.9 million in the 2003 Pro Forma Period comprised of regulatory asset amortization relating to MISO and ITCTransmission start-up costs that were not recognized in 2004 and $2.5 million due to the capitalization of certain general and administrative expenses beginning in July 2004. These decreases were partially offset by general increases in salary, benefits, and professional services.

Depreciation and amortization expenses
     Depreciation and amortization expenses increased in 2005 and 2004 compared to the prior year primarily due to a higher depreciable asset base as a result of property, plant and equipment additions during 2005, 2004 and the 2003 Pro Forma Period.
Taxes other than income taxes
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     Taxes other than income taxes decreased due to ITCTransmission’s lower assessed property tax values as of December 31, 2004, which were the basis for the 2005 property taxes, compared to the assessed values as of December 31, 2003, which were the basis for the 2004 property taxes. Rather than using STC-approved property valuation tables, numerous municipalities used their own higher valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003. The municipalities, however, used the STC-approved valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2004, which has resulted in lower property taxes of $4.5 million. Additionally, property taxes decreased by $2.8 million due to favorable settlements for 2004 property taxes approved by the STC in the third quarter of 2005. See the discussion of the property tax appeals described under “—Recent Developments.” Partially offsetting these decreases was an increase in Michigan single business tax expense of $0.4 million.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     Taxes other than income taxes increased primarily due to ITCTransmission’s higher property tax values as of December 31, 2003, which were the basis for 2004 property taxes. In accordance with Michigan law, ITCTransmission’s real property tax values were uncapped as a result of the change in ownership of ITCTransmission’s assets. Additionally, numerous municipalities had applied their own higher valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003, rather than using the valuation tables approved by the STC, resulting in higher property taxes. See the discussion of the Property tax appeals described under “—Recent Developments.”
Termination of management agreements
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     The termination of management agreements resulted in $6.7 million of expense for the year ended December 31, 2005. These payments are discussed in Management Agreements under “—Recent Developments.”
Other expenses (income)
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     Interest expense increased primarily due to higher borrowing levels and higher interest rates under our revolving credit facilities to finance capital expenditures.
     Allowance for equity funds used in construction increased due to increased construction projects and the resulting higher construction work in progress balances during 2005 compared to 2004.
     Other income increased primarily due to additional gains recognized associated with the sale of land of $0.4 million and additional interest income of $0.5 million. Partially offsetting these increases was a decrease due to gains recognized upon the application of the equity method accounting for Conjunction LLC in 2004. Prior to July 2004, we had consolidated the results of operations of Conjunction LLC, which had consisted primarily of general and administrative expense. In July 2004, we began to apply the equity method of accounting and reversed previously recognized losses that exceeded our investment balance in the amount of $0.7 million recorded to other income.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     Interest expense increased primarily due to 12 months of borrowings in 2004, as compared to approximately 10 months of borrowings in the 2003 Pro Forma Period, as well as higher borrowing levels in 2004 related to increased capital expenditures in 2004.

     There was an expense of $11.4 million in the 2003 Pro Forma Period relating to the extinguishment of debt as a result of ITC Holdings’ debt refinancing in July 2003. No such amounts were recognized in 2004.
     Allowance for equity funds used in construction increased due to increased construction projects and the resulting higher construction work in progress balances during 2004 compared to the 2003 Pro Forma Period.
     Other income increased by $0.7 million due to gains recognized upon the deconsolidation of Conjunction LLC in 2004 as a result of the minority members obtaining additional rights.
Liquidity and Capital Resources
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding from either our existing equity investors or in the financial markets. We expect that our capital requirements will arise principally from our need to:
•	fund capital expenditures. We invested $117.8 million in additional property, plant and equipment in 2005 and expect the level of capital investment to be at least $125 million in 2006. Our plans with regard to property, plant and equipment investments are described in detail above under “—Overview” and “—Trends and Seasonality;”

•	fund working capital requirements;

•	fund ITC Holdings’ and ITCTransmission’s debt service requirements. In 2005, we paid $24.6 million of interest expense and expect the level of borrowings and interest expense in 2006 to be at least at the 2005 level; and

•	fund distributions to shareholders on ITC Holdings’ common stock. We paid dividends of $17.4 million, consisting of two quarterly dividends of $0.2625 per share, in September and December 2005. See “Item 5 – Stock Price and Dividends.” On February 8, 2006 our Board of Directors declared a quarterly cash dividend on ITC Holdings’ common stock of $0.2625 per share, for which $8.7 million was paid on March 15, 2006 to shareholders of record on March 1, 2006. The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources. See Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our existing revolving credit facilities as needed to meet our short-term cash requirements. In March 2006, the FERC approved our application to extend the maturity date of ITCTransmission’s revolving credit facility. We expect to extend the maturity date of our revolving credit facilities from March 19, 2007 through March 2010.
     For our long-term capital requirements, we expect that we will need to issue additional debt and we believe we have the ability to borrow additional amounts in the financial markets. In February 2006, the FERC approved ITCTransmission’s January 2006 application to issue securities in the amount of $100 million. We also may secure additional funding from our existing equity investors.
     ITC Holdings maintains credit ratings of BBB- and Baa3 and ITCTransmission maintains credit ratings of BBB+ and Baa1 by Standard and Poor’s Ratings Services and Moody’s Investor Service, Inc, respectively. We believe our investment-grade credit ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these credit ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell, or hold debt securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.
     In July 2005, we received proceeds of $53.9 million (net of the underwriting discount) from the initial public offering of ITC Holdings’ common stock, which were used in part to pay off the borrowings under the ITC Holdings revolving credit facility of $21.8 million in August 2005 and to pay costs related to the initial public offering of $7.1 million with the remainder used for general corporate purposes.
     In July 2003, the original term loans borrowed in connection with our acquisition of Predecessor ITCTransmission from DTE Energy were refinanced. ITC Holdings issued $267.0 million of its 5.25% Senior Notes due July 15, 2013 and ITCTransmission issued $185.0 million of its 4.45% First Mortgage Bonds Series A due July 15, 2013. The ITC Holdings Senior Notes and ITCTransmission First Mortgage Bonds require the principal amount to be repaid at maturity.

     ITC Holdings is a party to a $50.0 million revolving credit facility with a syndicate of lenders. The revolving credit facility contains a $10.0 million letter of credit sub-facility for which no amounts were outstanding at December 31, 2005 or 2004. The revolving credit facility has a maturity date of March 19, 2007. Borrowings under the revolving credit facility bear interest, at ITC Holdings’ option, at either LIBOR plus 1.50% each year or the alternate base rate plus 0.50% each year, which applicable spreads are subject to adjustment based on the ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services applicable to ITC Holdings’ senior notes from time to time. ITC Holdings’ revolving credit facility provides for the payment to the lenders of a commitment fee on the average daily unused commitments under the revolving credit facility at a rate equal to 0.375% each year and a letter of credit fee on the average daily stated amount of all outstanding letters of credit at a rate equal to the then-applicable spread for LIBOR loans, in each case payable quarterly in arrears. ITC Holdings’ revolving credit facility also provides for the payment to Canadian Imperial Bank of Commerce, as letter of credit issuer, of a letter of credit fronting fee on the average daily stated amount of all outstanding letters of credit at a rate equal to 0.125% each year, payable quarterly in arrears.
     ITCTransmission is a party to a $75.0 million revolving credit facility with a syndicate of lenders that matures on March 19, 2007. Borrowings under ITCTransmission’s revolving credit facility bear interest, at ITCTransmission’s option, at either LIBOR plus 1.25% each year or the alternate base rate plus 0.25% each year, which applicable spreads are subject to adjustment based on the ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services applicable to ITCTransmission’s First Mortgage Bonds from time to time. ITCTransmission’s revolving credit facility also provides for the payment to the lenders of a commitment fee on the average daily unused commitments under the revolving credit facility at a rate equal to 0.50% each year, payable quarterly in arrears.
     ITCTransmission has also issued $75.0 million of its First Mortgage Bonds Series B due March 19, 2007 in support of its revolving credit facility. The ITCTransmission Series B Mortgage Bonds are supported by a first mortgage lien on substantially all of ITCTransmission’s property. Under the terms of the ITCTransmission Series B Mortgage Bonds, ITCTransmission is only required to make interest or principal payments on the ITCTransmission Series B Mortgage Bonds if ITCTransmission defaults on interest or principal payments under its revolving credit facility. ITCTransmission has not defaulted on its interest or principal payments under its revolving credit facility.
     The ITC Holdings Senior Notes, ITCTransmission First Mortgage Bonds and our revolving credit facilities contain numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:
•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets; and

•	pay dividends or make distributions on ITC Holdings and ITCTransmission’s capital stock.
     ITCTransmission’s revolving credit facility requires ITCTransmission to maintain a ratio of total debt to total capitalization (calculated as total debt plus total stockholder’s equity) of less than or equal to 60%, and ITC Holdings’ revolving credit facility requires ITC Holdings to maintain a ratio of total debt to total capitalization (calculated as total debt plus total stockholders’ equity) of less than or equal to 85%. Both ITCTransmission and ITC Holdings have complied with their respective total debt to total capitalization ratios over the life of the revolving credit facilities as well as their other covenants.

     The following table summarizes cash flows for the periods indicated:

				ITC Holdings
				and	Predecessor
	ITC Holdings and Subsidiaries			Subsidiaries	ITCTransmission
				Period From
				February 28,
				2003 (Date of
			2003	Acquisition)	Two-Month
			Pro Forma	Through	Period Ended
	Year Ended December 31,		Period	December 31,	February 28,
(in thousands)	2005	2004	(Unaudited)	2003	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,671	$2,608	$(4,569)	$(8,054)	$3,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	33,197	29,480	25,128	21,463	3,665
Loss on extinguishment of debt	—	—	11,378	11,378	—
Deferred income taxes	17,473	1,435	(5,133)	(4,306)	(827)
Other	1,217	2,485	13,731	13,731	—
Changes in current assets and liabilities, exclusive of changes shown separately	(24,884)	13,638	(17,644)	18,664	(36,308)

Net cash provided by (used in) operating activities	61,674	49,646	22,891	52,876	(29,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(118,586)	(76,779)	(32,421)	(26,805)	(5,616)
Acquisition of ITCTransmission and related costs	—	—	(634,004)	(634,004)	—
Change in affiliated note receivable	—	—	72,355	—	72,355
Other	5,650	308	(1,988)	(2,000)	12

Net cash provided by (used in) investing activities	(112,936)	(76,471)	(596,058)	(662,809)	66,751

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing/repayment of long-term debt	(46)	46	456,593	456,593	—
Net borrowings under revolving credit facilities	33,800	32,500	—	—	—
Dividends and distributions on common stock	(17,433)	—	(27,095)	(27,095)	—
Acquisition-related debt issuance costs	—	—	(20,878)	(20,878)	—
Issuance/repurchase of common stock- net	53,383	1,020	218,675	218,675	—
Common stock issuance costs	(7,083)	—	—	—	—
Cash effect of assets and liabilities transferred to DTE Energy	—	—	(36,766)	—	(36,766)
Other	(842)	(806)	(9,223)	(9,223)	—

Net cash provided by (used in) financing activities	61,779	32,760	581,306	618,072	(36,766)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,517	5,935	8,139	8,139	—
CASH AND CASH EQUIVALENTS — Beginning of period	14,074	8,139	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$24,591	$14,074	$8,139	$8,139	$—

Cash Flows From Operating Activities
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     The increase was primarily due to higher network revenues of $62.8 million in 2005 compared to 2004 as a result of the end of the rate freeze on December 31, 2004 and higher peak loads. This was partially offset by decreases in cash flows due to higher operating and maintenance expenses in 2005 and the termination of management agreements of $6.7 million. We did not pay any significant amounts of federal income taxes during 2005 or 2004.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     The increase was primarily due to the changes in operating cash flows from Predecessor ITCTransmission during the 2003 Pro Forma Period, which primarily consisted of the settlement of intercompany balances included in working capital prior to our acquisition of Predecessor ITCTransmission from DTE Energy.

Cash Flows From Investing Activities
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     The increase in cash used in investing activities was primarily due to higher expenditures for property, plant and equipment in 2005.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     The majority of our cash outflows for 2004 related to expenditures for property, plant and equipment.
     The cash outflow for the 2003 Pro Forma Period was primarily due to our acquisition of Predecessor ITCTransmission from DTE Energy for $618.3 million, plus transaction costs of $15.7 million, and expenditures for property, plant and equipment, partially offset by changes in the affiliated note receivable at Predecessor ITCTransmission.
Cash Flows From Financing Activities
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     The increase was primarily due to proceeds of $53.9 million (net of the underwriting discount) received from ITC Holdings’ initial public offering less issuance costs of $7.1 million partially offset by 2005 dividend payments on common stock of $17.4 million.
     ITCTransmission had $66.3 million and $25.0 million outstanding under its revolving credit facility at December 31, 2005 and 2004, respectively.
     ITC Holdings had no amounts outstanding under its revolving credit facility as of December 31, 2005 and had borrowings of $7.5 million under its revolving credit facility at December 31, 2004.
Year Ended December 31, 2004 compared to the 2003 Pro Forma Period
     The majority of our cash inflows for 2004 represented primarily net borrowings under the revolving credit facilities. In July 2003, the original term loans borrowed in connection with our acquisition of Predecessor ITCTransmission from DTE Energy were refinanced through the issuance of the ITC Holdings 5.25% Senior Notes due July 15, 2013 and the ITCTransmission 4.45% First Mortgage Bonds Series A due July 15, 2013. The proceeds of both issues were used to redeem the term loans used to partially finance the acquisition and, in addition, ITC Holdings’ proceeds were used in part to make a $27.1 million distribution to its stockholders, or $0.897 per share of common stock. Additionally, in the two months ended February 28, 2003, Predecessor ITCTransmission and DTE Energy settled intercompany balances that resulted in cash outflows of $36.8 million.
Contractual Obligations
     The following table details our contractual obligations as of December 31, 2005:

		Less than	1-3	4-5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt:
ITCTransmission 4.45% First
Mortgage Bonds	$185,000	$—	$—	$—	$185,000
ITCTransmission revolving credit facility	66,300	—	66,300	—	—
ITC Holdings 5.25% Senior Notes	267,000				267,000
Interest payments
ITCTransmission 4.45% First
Mortgage Bonds	62,111	8,233	24,698	16,465	12,715
ITC Holdings 5.25% Senior Notes	105,755	14,018	42,053	28,035	21,649
Operating leases	2,010	823	1,187	—	—
Deferred payables	4,887	1,222	3,665	—	—
Property, plant and equipment-related	49,509	44,767	4,742	—	—
Minimum pension funding	36	36	—	—	—

Total obligations	$742,608	$69,099	$142,645	$44,500	$486,364

     Interest payments included above relate to our fixed-rate long-term debt. We also expect to pay interest and commitment fees under our variable-rate revolving credit facilities that have not been included above due to varying amounts of borrowings and interest rates under the facilities.
     Pursuant to the terms of the SLA, deferred payables were recorded for operation and maintenance expenses incurred by ITCTransmission under the SLA during the period from February 28, 2003 through December 31, 2003 to the extent these expenses exceeded $15.9 million. The deferred payables were recognized as expense but payment was deferred as a long-term payable and subsequently paid to Detroit Edison in five equal annual installments of $1.2 million, which began on June 30, 2005.
     The property, plant and equipment-related items represent commitments for materials, services and equipment that had not been received as of December 31, 2005, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.

     The minimum pension funding requirement is only estimable for 2006 as of December 31, 2005. Our minimum contribution is less than $0.1 million, which is included above; however, we expect to contribute $1.8 million to our retirement plan during 2006. It is expected that there will be additional minimum funding requirements in future years. Additionally, we have no minimum funding requirement for our postretirement benefits plans as of December 31, 2005.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
     The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and/or that require management’s most difficult, subjective or complex judgments.
Regulation
     Nearly all of ITCTransmission’s business is subject to regulation by the FERC. As a result, we believe it is appropriate to apply accounting principles in accordance with Statement of Financial Accounting Standards 71, “Accounting for the Effects of Certain Types of Regulation,” or SFAS 71. Use of SFAS 71 results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of SFAS 71. If we were to discontinue the application of SFAS 71 on ITCTransmission’s operations, we may be required to record losses of $52.0 million relating to the regulatory asset-acquisition adjustment and $6.1 million of other regulatory assets relating to deferred losses on debt extinguishment at December 31, 2005. Additionally, we may be required to record gains of $45.6 million relating to asset removal costs recorded as regulatory liabilities at December 31, 2005, that have been accrued in advance of incurring these costs.
     We believe that currently available facts support the continued applicability of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.
Attachment O Revenue Deferral
     ITCTransmission’s revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at December 31, 2005 was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in accordance with SFAS 71 or Emerging Issues Task Force 92-7, “Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs,” or EITF 92-7. SFAS 71 provides that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for rate-making purposes. Although the amortization of the revenue deferral is an allowable component of future rates based on FERC approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. EITF 92-7 provides that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral does not satisfy the criteria of EITF 92-7 to record the revenue deferral in the year it is determined. We believe the proper revenue recognition relating to the revenue deferral occurs when we begin to charge the rate that includes the amortization of the revenue deferral beginning in June 2006.
Purchase Accounting
     We accounted for our acquisition of Predecessor ITCTransmission using the purchase method, prescribed by Statement of Financial Accounting Standards 141, “Business Combinations,” or SFAS 141. Estimates have been made in valuing certain assets and liabilities in the balance sheet. The provisions of our acquisition of Predecessor ITCTransmission from DTE Energy required an adjustment to the acquisition price of $610.0 million based on the closing balance sheet at February 28, 2003 prepared by DTE Energy. Subsequent to February 28, 2003 and through 2005, ITC Holdings and DTE Energy negotiated adjustments to the purchase price relating to the acquisition for various property, plant and equipment, inventory, and other closing balance sheet items related our acquisition of Predecessor ITCTransmission. We do not expect any further adjustments to the purchase price.
Contingent Obligations
     We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax, and other risks. We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our financial statements. These events or conditions include the following:
•	Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes, and other environmental matters.

•	Changes in existing income tax regulations or changes in Internal Revenue Service interpretations of existing regulations.

•	Identification and evaluation of potential lawsuits or complaints in which we may be or have been named as a defendant.

•	Resolution or progression of existing matters through the legislative process, the courts, the Internal Revenue Service, or the Environmental Protection Agency
Goodwill
     We have goodwill resulting from our acquisition of Predecessor ITCTransmission from DTE Energy. In accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios and also considered estimates of market-based valuation multiples for companies within ITCTransmission’s peer group. The market-based multiples involve judgment regarding the appropriate peer group and the appropriate multiple to apply in the valuation and the cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of ITCTransmission’s goodwill, which would adversely impact earnings. As of December 31, 2005, goodwill totaled $174.3 million and we determined that no impairment existed as of our goodwill impairment testing date of October 1, 2005.
Valuation
     Our accounting for stock-based compensation requires us to determine the fair value of shares of ITC Holdings’ common stock. Prior to becoming a publicly traded company in July 2005, the fair value of ITC Holdings’ common stock was determined using a discounted future cash flow method, which is a valuation technique that is acceptable for privately-held companies. Cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. In the event different assumptions were used, it would have resulted in a different fair value of ITC Holdings’ common stock which would impact the amount of compensation expense recognized related to our stock-based awards. Since July 2005, we use the value of ITC Holdings’ common stock at the date of grant in the calculation of the fair value of our stock-based awards. The fair value of stock options held by our employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for stock based compensation accounting. In the event different assumptions were used for volatility, risk-free interest rate, or expected lives, a different option value would be derived.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.
Recent Accounting Pronouncements
     See Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K at Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
     ITCTransmission has commodity price risk arising from market price fluctuations for materials such as copper, aluminum, steel, oil and gas and other goods used in construction and maintenance activities. Higher costs of these materials are passed on to ITCTransmission by the contractors for these activities. These costs are a component of the tariff rate under Attachment O, which has the effect of offsetting the earnings effect of these higher costs by increasing the tariff rate in the following year, all other factors being constant.
Interest Rate Risk
     At December 31, 2005, ITCTransmission had $66.3 million outstanding under its revolving credit facility which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITCTransmission’s short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.4 million for an annual period on a constant borrowing level of $66.3 million.
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of the ITCTransmission 4.45% First Mortgage Bonds and ITC Holdings 5.25% Senior Notes was $435.2 million at December 31, 2005. The total book value of the ITCTransmission 4.45% First Mortgage Bonds and ITC Holdings 5.25% Senior Notes was $451.0 million at December 31, 2005. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt at December 31, 2005. An increase in interest rates of 10% at December 31, 2005 would decrease the fair value of debt by $15.2 million, and a decrease in interest rates of 10% at December 31, 2005 would increase the fair value of debt by $15.9 million.
Credit Risk
     Our credit risk is primarily with Detroit Edison, which was responsible for approximately 77% of our total operating revenues for 2005. Under Detroit Edison’s current rate structure, Detroit Edison includes in its retail rates the cost of transmission services provided by ITCTransmission in its billings to its customers, effectively passing through to end-use consumers the total cost of transmission service. However, any financial difficulties experienced by Detroit Edison may affect Detroit Edison’s ability to make its payments for transmission service to ITCTransmission which could negatively impact our business. MISO, as ITCTransmission’s billing agent, bills Detroit Edison and other ITCTransmission customers on a monthly basis and collects fees for the use of ITCTransmission’s transmission system. MISO has implemented strict credit policies for its members, which include customers using ITCTransmission’s transmission system. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following financial statements and schedules are included herein:

Page
Management’s Report on Internal Control over Financial Reporting	37

Report of Independent Registered Public Accounting Firm (ITC Holdings and Subsidiaries)	38

Report of Independent Registered Public Accounting Firm (ITC Holdings and Subsidiaries)	39

Report of Independent Registered Public Accounting Firm (Predecessor ITCTransmission)	40

Consolidated Statements of Financial Position for the Years Ended December 31, 2005 and 2004	41

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and the Period From February 28, 2003 (Date of Acquisition) through December 31, 2003 (ITC Holdings and Subsidiaries), and the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)	42

Statement of Changes in Member’s Interest/Stockholder’s Equity and Comprehensive Income for the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)	43

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005 and 2004 and the Period from February 28, 2003 (Date of Acquisition) through December 31, 2003	44

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and the Period from February 28, 2003 (Date of Acquisition) through December 31, 2003 (ITC Holdings and Subsidiaries) and the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)	45

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005 and 2004 and the Period From February 28, 2003 (Date of Acquisition) through December 31, 2003 (ITC Holdings and Subsidiaries) and the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)	46

Schedule I — Condensed Financial Information of Registrant	76

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management has voluntarily adopted the requirements under Section 404 of The Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f) to assess the design and effectiveness of our internal control over financial reporting as of December 31, 2005.
     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable, not absolute, assurance as to the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.
     Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Deloitte & Touche LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.
Novi, Michigan
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ITC Holdings Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.
Novi, Michigan
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005, and the period from February 28, 2003, (date of acquisition) through December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, and the period from February 28, 2003 (date of acquisition) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
International Transmission Company, LLC
Detroit, Michigan
We have audited the balance sheet of International Transmission Company, LLC (the “Company,” formerly International Transmission Company) as of February 28, 2003 (not presented separately herein), and the related statement of operations, member’s interest/stockholder’s equity and comprehensive income and cash flows for the two-month period ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of International Transmission Company, LLC for the two-month period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
May 28, 2003

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$24,591	$14,074
Accounts receivable	19,661	15,614
Inventory	19,431	13,785
Deferred income taxes	6,732	—
Other	2,188	954

Total current assets	72,603	44,427
Property, plant and equipment (net of accumulated depreciation and amortization of $414,852 and $402,026, respectively)	603,609	513,684
Other assets
Goodwill	174,256	176,039
Regulatory assets- acquisition adjustment	52,017	55,047
Other regulatory assets	6,120	8,053
Deferred financing fees (net of accumulated amortization of $2,564 and $1,294, respectively)	5,629	6,058
Deferred income taxes	—	2,871
Other	2,405	2,668

Total other assets	240,427	250,736

TOTAL ASSETS	$916,639	$808,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,618	$29,788
Accrued payroll	3,889	3,316
Accrued interest	10,485	10,294
Accrued taxes	7,378	12,831
Point-to-point revenue due to customers	—	12,903
Other	3,288	2,412

Total current liabilities	52,658	71,544
Accrued pension liability	5,168	3,783
Accrued postretirement liability	2,299	2,338
Deferred compensation liability	530	2,329
Deferred income taxes	21,334	—
Regulatory liabilities	45,644	43,941
Asset retirement obligation	4,725	—
Deferred payables	3,665	4,887
Long-term debt	517,315	483,423
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,228,638 and 30,679,240 shares issued and outstanding at December 31, 2005 and 2004, respectively	253,415	203,459
Unearned compensation- restricted stock	(1,734)	(1,411)
Retained earnings (accumulated deficit)	11,792	(5,446)
Accumulated other comprehensive income (loss)	(172)	—

Total stockholders’ equity	263,301	196,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916,639	$808,847

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
	ITC Holdings and Subsidiaries			ITCTransmission
			Period From
			February 28
			2003 (Date of
			Acquisition)	Two-Month
			Through	Period Ended
	Year Ended December 31,		December 31,	February 28,
(in thousands, except share and per share data)	2005	2004	2003	2003
OPERATING REVENUES	$205,274	$126,449	$102,362	$20,936

OPERATING EXPENSES

Operation and maintenance	48,310	24,552	22,902	5,675
General and administrative	25,198	24,412	26,342	—
Depreciation and amortization	33,197	29,480	21,463	3,665
Taxes other than income taxes	13,982	20,840	11,499	4,298
Termination of management agreements	6,725	—	—	—

Total operating expenses	127,412	99,284	82,206	13,638

OPERATING INCOME	77,862	27,165	20,156	7,298

OTHER EXPENSES (INCOME)

Interest expense	28,128	25,585	21,630	—
Allowance for equity funds used in construction	(2,790)	(1,691)	(322)	—
Loss on extinguishment of debt	—	—	11,378	—
Other income	(1,700)	(1,289)	(197)	(147)
Other expense	615	283	27	45

Total other expenses (income)	24,253	22,888	32,516	(102)

INCOME (LOSS) BEFORE INCOME TAXES	53,609	4,277	(12,360)	7,400

INCOME TAX PROVISION (BENEFIT)	18,938	1,669	(4,306)	3,915

NET INCOME (LOSS)	$34,671	$2,608	$(8,054)	$3,485

Basic earnings (loss) per share	$1.10	$0.09	$(0.27)	n/a
Diluted earnings (loss) per share	$1.06	$0.08	$(0.27)	n/a

Weighted-average basic shares	31,455,065	30,183,886	29,339,394	n/a
Weighted-average diluted shares	32,729,842	30,899,548	29,339,394	n/a
Dividends or distributions declared per common share	$0.525	$—	$0.897	n/a
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
STATEMENT OF CHANGES IN MEMBER’S INTEREST/STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME
PREDECESSOR ITCTRANSMISSION FOR THE TWO-MONTH PERIOD ENDED FEBRUARY 28, 2003

				Member’s
				Interest/
	Common Stock		Retained	Stockholder's		Comprehensive
(in thousands, except share data)	Shares	Amount	earnings	Equity	Total	income
BALANCE, JANUARY 1, 2003:	60,000	$326,383	$56,407	$—	$382,790

Net income			3,485		3,485	3,485
Change in legal status (Note 1)	(60,000)	(326,383)	(59,892)	386,275	—
Member distribution (Note 14)				(36,766)	(36,766)
Member contribution (Note 14)				1,406	1,406

Comprehensive income						3,485

BALANCE, FEBRUARY 28, 2003	—	$—	$—	$350,915	$350,915

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD FROM FEBRUARY 28, 2003 (DATE OF ACQUISITION) THROUGH DECEMBER 31, 2003

(in thousands, except share data)			Unearned		Accumulated other	Total
	Common stock		compensation-	Retained earnings	comprehensive	stockholders’	Comprehensive
	Shares	Amount	restricted stock	(accumulated deficit)	income (loss)	equity	income (loss)
INITIAL CAPITAL CONTRIBUTION

AT FEBRUARY 28, 2003:
Common stock	28,216,729	$211,000	$—	$—	$—	$211,000	—
Restricted stock	53,491	400	(400)	—	—	—	—

BALANCE, FEBRUARY 28, 2003	28,270,220	211,400	(400)	—	—	211,000
Net loss	—	—	—	(8,054)	—	(8,054)	$(8,054)
Issuance of common stock	1,031,763	7,675	—	—	—	7,675	—
Conversion of subordinated notes to common stock	803,060	6,005	—	—	—	6,005	—
Issuance of restricted stock	351,994	2,434	(1,505)	—	—	929	—
Amortization of restricted stock	—	—	249	—	—	249	—
Distribution to stockholders	—	(27,095)	—	—	—	(27,095)	—
Amortization of stock options	—	537	—	—	—	537	—
Unrealized losses on cash flow hedge, net of tax of $914	—	—	—	—	(1,698)	(1,698)	(1,698)
Reclassification of unrealized loss on cash flow hedge to other regulatory assets, net of tax of $914	—	—	—	—	1,698	1,698	1,698

Comprehensive loss	—	—	—	—	—	—	$(8,054)

BALANCE, DECEMBER 31, 2003	30,457,037	$200,956	$(1,656)	$(8,054)	$—	$191,246
Net income	—	—	—	2,608	—	2,608	$
							2,608
Issuance of common stock	155,065	1,020	—	—	—	1,020	—
Issuance of restricted stock	70,481	521	(506)	—	—	15	—
Forfeiture of restricted stock	(3,343)	(22)	22	—	—	—	—
Amortization of restricted stock	—	—	729	—	—	729	—
Amortization of stock options	—	750	—	—	—	750	—
Excess tax deductions for stock compensation	—	234	—	—	—	234	—

Comprehensive income	—	—	—	—	—	—	$2,608

BALANCE, DECEMBER 31, 2004	30,679,240	$203,459	$(1,411)	$(5,446)	$—	$196,602
Net income	—	—	—	34,671	—	34,671	$34,671
Issuance of common stock	2,537,649	54,187	—	—	—	54,187	—
Repurchase and retirement of common stock	(28,732)	(804)	—	—	—	(804)	—
Common stock issuance costs	—	(7,083)	—	—	—	(7,083)	—
Dividends declared on common stock	—	—	—	(17,433)	—	(17,433)	—
Issuance of restricted stock	50,502	1,034	(1,034)	—	—	—	—
Forfeiture of restricted stock	(10,021)	(68)	68	—	—	—	—
Amortization of restricted stock	—	—	643	—	—	643	—
Amortization of stock options	—	1,631	—	—	—	1,631	—
Excess tax deductions for stock compensation	—	1,059	—	—	—	1,059	—
Minimum pension liability adjustment, net of tax $92	—		—	—	(172)	(172)	(172)

Comprehensive income	—	—	—	—	—	—	$34,499

BALANCE, DECEMBER 31, 2005	33,228,638	$253,415	$(1,734)	$11,792	$(172)	$263,301

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	ITC Holdings and Subsidiaries			ITCTransmission
			Period From
			February 28
			2003 (Date of)
			Acquisition)	Two-Month
			Through	Period Ended
	Year Ended December 31,		December 31,	February 28,
(in thousands)	2005	2004	2003	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,671	$2,608	$(8,054)	$3,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	33,197	29,480	21,463	3,665
Amortization of deferred financing fees and debt discount	1,401	1,094	1,695	—
Stock-based compensation expense	1,801	1,262	1,056	—
Loss on extinguishment of debt			11,378	—
Deferred income taxes	17,473	1,435	(4,306)	(827)
Other long-term liabilities	(1,675)	144	7,239	—
Regulatory assets	1,933	1,933	6,769	—
Allowance for equity funds used in construction	(2,790)	(1,691)	(322)	—
Other	547	(257)	(2,706)	—
Changes in current assets and liabilities, exclusive of changes shown separately (Note 2)	(24,884)	13,638	18,664	(36,308)

Net cash provided by (used in) operating activities	61,674	49,646	52,876	(29,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(118,586)	(76,779)	(26,805)	(5,616)
Insurance proceeds on property, plant and equipment	4,900	—	—	—
Acquisition of ITCTransmission	—	—	(618,306)	—
Acquisition-related transaction costs	—	—	(15,698)	—
Bridge loan to Conjunction LLC	—	—	(1,100)	—
Change in affiliated note receivable	—	—	—	72,355
Other	750	308	(900)	12

Net cash provided by (used in) investing activities	(112,936)	(76,471)	(662,809)	66,751

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	46	891,593	—
Repayment of long-term debt	(46)	—	(435,000)	—
Borrowings under revolving credit facilities	74,300	54,500	—	—
Repayments of revolving credit facilities	(40,500)	(22,000)	—	—
Dividends and distributions on common stock	(17,433)	—	(27,095)	—
Common stock issuance costs	(7,083)	—	—	—
Repurchase and retirement of common stock	(804)	—	—	—
Acquisition-related debt issuance costs	—	—	(20,878)	—
Cash effect of assets and liabilities transferred to DTE Energy	—	—	—	(36,766)
Other debt issuance costs	(842)	(806)	(6,611)	—
Issuance of common stock	54,187	1,020	218,675	—
Interest rate swap termination cost	—	—	(2,612)	—

Net cash provided by (used in) financing activities	61,779	32,760	618,072	(36,766)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,517	5,935	8,139	—

CASH AND CASH EQUIVALENTS — Beginning of period	14,074	8,139	—	—

CASH AND CASH EQUIVALENTS — End of period	$24,591	$14,074	$8,139	$—

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
     Organization — ITC Holdings Corp., (“ITC Holdings”), was incorporated for the purpose of acquiring Predecessor ITCTransmission, from DTE Energy Company (“DTE Energy”). Effective February 28, 2003, Predecessor ITCTransmission, a Michigan corporation, changed its legal structure to a Michigan limited liability company. In conjunction with the change in legal structure to a Michigan limited liability company, Predecessor ITCTransmission elected to retain its federal tax status. Following the approval of the transaction by the Federal Energy Regulatory Commission, (“FERC”), ITC Holdings acquired the outstanding ownership interests of Predecessor ITCTransmission (the “Acquisition”) under the terms of the Stock Purchase Agreement by and between DTE Energy and ITC Holdings (the “Stock Purchase Agreement”) for $610.0 million in cash plus direct transaction costs on February 28, 2003. Immediately following the Acquisition, Predecessor ITCTransmission was merged with and into International Transmission Holdings Merger Sub, Inc., an entity formed by ITC Holdings, and International Transmission Holdings Merger Sub, Inc. was then renamed International Transmission Company (“ITCTransmission”). ITCTransmission was the surviving entity following the merger.
     We accounted for the Acquisition as a purchase. We adopted certain accounting policies and methods which differ from those followed by Predecessor ITCTransmission prior to the Acquisition. Therefore, the financial information for Predecessor ITCTransmission is not directly comparable to our financial information.
     ITCTransmission is an independently-owned electricity transmission company with assets located in southeastern Michigan. ITCTransmission is regulated by the FERC for rates, conditions of service, and electricity transmission operations, among other aspects of the business. The Midwest Independent Transmission System Operator, (“MISO”) bills and collects revenues from ITCTransmission’s customers at FERC-approved rates.
     Initial Public Offering — On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount), before issuance costs. In 2005, ITC Holdings paid $7.1 million for professional services and other costs in connection with the initial public offering which were recorded as a reduction in stockholders’ equity. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.
     The offering was approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.
2. SIGNIFICANT ACCOUNTING POLICIES
     A summary of the major accounting policies followed in the preparation of the accompanying consolidated financial statements, which conform to accounting principles generally accepted in the United States of America (“GAAP”), is presented below:
     Principles of Consolidation — ITC Holdings consolidates majority owned subsidiaries and investments in entities for which it has effective management control, which consists of ITCTransmission and New York Transmission Holdings Corporation (“NYTHC”) as of December 31, 2005 and 2004 and the period from February 28, 2003 through December 31, 2003. We eliminate all significant intercompany balances and transactions.
     Use of Estimates — The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.
     Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2005, we have reserved $0.8 million of receivables from the Michigan Public Power Agency, (“MPPA”), refer to Note 16 “—MPPA Receivable and Revenues.” As of December 31, 2004 we did not have an accounts receivable reserve.
     Inventories — Materials and supplies inventories are valued at average cost.

     Property, Plant and Equipment — Property, plant and equipment, is stated at its original cost when first placed in service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Our composite depreciation rate was 3.2%, 3.1% and 2.8% for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively. Predecessor ITCTransmission’s composite rate was 2.8% for the period from January 1, 2003 through February 28, 2003. The composite depreciation rates include depreciation primarily on transmission station equipment, towers and overhead and underground lines that have a useful life ranging from 36 to 43 years. Our depreciation and amortization expense relating to property, plant and equipment was $30.2 million, $26.4 million and $18.9 million for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively. Predecessor ITCTransmission’s depreciation and amortization expense was $3.7 million for the period of January 1, 2003 through February 28, 2003. The portion of depreciation expense related to asset removal costs that are not legal obligations is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. ITCTransmission capitalizes an allowance for the cost of equity and borrowings used during construction in accordance with FERC regulations. The allowance for the cost of borrowed funds of $0.7 million, $0.4 million and $0.1 million for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively, was a reduction to interest expense. The allowance for the cost of equity funds of $2.8 million, $1.7 million and $0.3 million for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively, was added to other income. There was no allowance for the cost of borrowed funds or equity funds for the period from January 1, 2003 through February 28, 2003.
     Software Costs — We capitalize the costs associated with computer software we develop or obtain for use in our business which is included in property, plant and equipment. We amortize computer software costs on a straight-line basis over the expected period of benefit once the installed software is ready for its intended use.
     Long-Lived Assets — Long-lived assets that we own are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated realizable value.
     Goodwill — We comply with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios and also considered estimates of market-based valuation multiples for companies within ITCTransmission’s peer group. This accounting standard requires that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We completed our annual goodwill impairment test as of October 1, 2005 and determined that no impairment exists.
     Asset Retirement Obligations — At December 31, 2005, we adopted Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”), an interpretation of Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FIN 47 defines the term conditional asset retirement obligation as used in SFAS 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. We apply Statement of Financial Accounting Standards 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS 71”) to our regulated operations and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under FIN 47.
     Contingent Obligations — We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax, and other risks. We periodically evaluate our exposure to such risks and records reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements.
     Regulation — ITCTransmission is subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The electricity transmission operations of ITCTransmission meet the criteria of SFAS 71. This accounting standard recognizes the cost-based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities transactions that would have been treated as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent estimated costs to be incurred in the future or amounts to be refunded to customers.
     Cash and Cash Equivalents — We consider all unrestricted highly liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
     Consolidated Statements of Cash Flows — The following table presents cash flows for the years ended December 31, 2005 and 2004, the period from February 28, 2003 through December 31, 2003 and the two-month period ended February 28, 2003:

				Predecessor
	ITC Holdings and Subsidiaries			ITCTransmission
			Period From
			February 28
			2003 (Date of
			Acquisition)	Two-Month
			Through	Period Ended
	Year Ended December 31,		December 31,	February 28,
(in thousands)	2005	2004	2003	2003
Changes in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(4,046)	$322	$(6,472)	$106,523
Inventory	(5,646)	(5,739)	(3,189)	(450)
Regulatory assets	—	—	—	(105)
Other current assets	(1,235)	(75)	(885)	—
Accounts payable	1,766	12,387	11,544	(124,235)
Point-to-point revenue due to customers	(12,903)	2,996	9,907	—
Accrued interest	191	96	10,198	—
Accrued taxes	(5,453)	6,922	(1,192)	—
Income taxes payable and deferred income taxes	—	—	—	(18,041)
Other current liabilities	2,442	(3,271)	(1,247)	—

Total changes in current assets and liabilities	$(24,884)	$13,638	$18,664	$(36,308)

Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$24,603	$22,403	$8,852	$—
Federal income taxes paid	180	—	—	—
Supplementary noncash investing and financing activities:
Conversion of restricted stock to ITC Holdings’ common stock	$885	$943	$—	$—
Conversion of ITC Holdings debt to ITC Holdings’ common stock	—	—	6,005	—
Conversion of Conjunction LLC loan to Class B units in Conjunction LLC	—	—	(1,100)	—
Additions to property, plant and equipment (a)	14,280	20,178	14,216	—
ITCTransmission purchase price adjustment resulting in increased (decreased) property, plant and equipment	1,783	(1,431)	—	—

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2005, 2004 or the period from February 28, 2003 (date of acquisition) through December 31, 2003, respectively, but will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid
     Revenues — Revenues from transmission of electricity are recognized as services are provided. ITCTransmission’s revenues consist primarily of network revenues, which are calculated monthly by multiplying 1) the peak network load achieved during any one hour each month by 2) the appropriate tariff rate as calculated under the MISO rate setting mechanism, known as Attachment O (“Attachment O”) by 3) the number of days in that month divided by the number of days in the year by 4) 12.
     Property Taxes — We use a calendar year method of accounting for property taxes. Property tax expense is accrued on a straight-line basis over the calendar year immediately following the tax lien date of December 31 of each year.

     Deferred Financing Fees — The costs related to the issuance of long-term debt are deferred and amortized over the life of the debt issue. In accordance with FERC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing at ITCTransmission are amortized over the remainder of the original life of the issue retired, and the unamortized amounts are classified as other regulatory assets. For ITC Holdings, unamortized discount, premium and issuance cost expense related to debt redeemed with a refinancing are recorded as expense. Amortization of deferred financing fees for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 of $1.3 million, $1.0 million and $1.6 million, respectively, was recorded in interest expense.
     Stock-Based Compensation — We have a stock-based compensation plan under which we make various stock-based awards, including options and restricted stock. Stock-based awards are accounted for under the recognition and measurement principles of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). Compensation expense for employees is recorded for stock options and restricted stock awards based on their fair value at the grant date, and is amortized over the expected vesting period. The grant date is the date at which our commitment to issue stock awards to the employee arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award. For non-employees, expense is recognized based on the fair value of the options at each financial reporting date through the date the related services are completed, which is the vesting date of the options.
     Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholders’ equity during a period arising from transactions and events from non-owner sources, including net income. During 2005, we recorded as a component of other comprehensive income (loss) the amount of additional pension liability in excess of unrecognized prior service cost of $0.2 million, (net of tax of $0.1 million). Amounts recorded as a component of other comprehensive income (loss) during the period from February 28, 2003 through December 31, 2003 consisted of unrealized losses associated with cash flow hedging activities and the reclassification of those unrealized losses to other regulatory assets upon termination of the hedge.
     Income Taxes — Deferred income taxes are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of various assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse. For the period from January 1, 2003 through February 28, 2003 DTE Energy filed a consolidated federal income tax return for its subsidiaries including Predecessor ITCTransmission. The income taxes for Predecessor ITCTransmission were computed as if Predecessor ITCTransmission had filings on a stand-alone basis. As discussed in Note 1, in connection with the change in legal structure to a limited liability company, Predecessor ITCTransmission filed an election with the Internal Revenue Service to be classified as a taxable entity effective February 28, 2003.
     Reclassifications — We reclassified certain prior year balances to match the current year’s financial statement presentation, primarily to separately present amounts that had been previously combined in one financial statement line item.
     Other accounting policies impacting our financial statements - See the following notes for other accounting policies impacting our financial statements:

Note 7	Long-Term Debt
Note 11	Retirement Benefits and Assets Held in Trust
Note 12	Deferred Compensation Plans
3. RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards 123(R), Share Based Payment
     Statement of Financial Accounting Standards 123(R) “Share Based Payment,” (“SFAS 123(R)”), requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments made to employees, among other requirements. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. Through December 31, 2005, we had accounted for our stock-based compensation under the expense recognition provisions of SFAS 123. Under SFAS 123, the effect of forfeitures on unvested awards was recognized in the period they occur. Upon the adoption of SFAS 123(R), the effect of expected forfeitures on unvested awards is estimated and reduces the amount of stock compensation expense recorded. Prior to the adoption of SFAS 123R, we would have presented any tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. We have concluded the transition to SFAS 123(R) will not have a material effect on our consolidated financial statements.

FIN 47, Accounting for Conditional Asset Retirement Obligations
     FIN 47 is an interpretation of SFAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.
     We implemented this guidance effective December 31, 2005. We identified conditional asset retirement obligations associated primarily with the removal of chemically treated wood poles, equipment containing polychlorinated biphenyls (PCBs), and asbestos. The adoption of this interpretation results primarily in timing differences for the recognition of conditional asset retirement costs as defined under FIN 47 compared to the amounts we are currently including in rates as a component of depreciation expense and are deferring under SFAS 71.
     The adoption of FIN 47 had the effect on assets and liabilities as of December 31, 2005 as follows:

(in thousands)
Assets
Asset retirement cost	$726
Accumulated depreciation asset retirement cost	(500)

Property, plant and equipment-net	226

Total Assets	$226

Liabilities
Regulatory liabilities	(4,499)
Asset retirement obligation	4,725

Total Liabilities	$226

     There is no effect on net income amounts for 2005 and there would have been no effect on net income had this interpretation been adopted in 2004 or 2003. We apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under FIN 47.
     If we had adopted FIN 47 at the beginning of 2004, we would have reported the following asset retirement obligations on our Consolidated Statement of Financial Position in “Asset Retirement Obligations” as of December 31:

(in thousands)	2005	2004
Asset retirement obligations
As reported	$4,725	$—
Pro forma	4,725	4,539
Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections
     In May 2005, the Financial Accounting Standards Board issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board Opinion No. 20 and Statement of Financial Accounting Standards 3” (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change. The indirect effects should be recognized beginning in the period of the change. SFAS 154 carries forward the guidance contained in Accounting Principles Board Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for us on January 1, 2006. We are not currently contemplating any accounting changes which would be impacted by SFAS 154.

4. ACQUISITIONS AND DISPOSITIONS
     Acquisition of Predecessor ITCTransmission — On February 28, 2003, ITC Holdings acquired all of DTE Energy’s outstanding ownership interests in Predecessor ITCTransmission for $610.0 million in cash plus direct transaction costs. The terms and conditions of the Acquisition are set forth in the Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, after the closing of the Acquisition which occurred on February 28, 2003, the purchase price may be adjusted based on revisions to the closing balance sheet of Predecessor ITCTransmission as of February 28, 2003. Various such adjustments were made to the purchase price and goodwill balance during 2005, 2004 and 2003 primarily resulting from the negotiations of property, plant and equipment balances at the time of the Acquisition. These negotiations were finalized in 2005 and we expect no further adjustments to the purchase price.
     Conjunction LLC — We acquired a majority membership interest in Conjunction LLC (“Conjunction”) in the period from February 28, 2003 through December 31, 2003, subsequent to approval by the FERC, through our newly-formed wholly-owned subsidiary, NYTHC. The majority interest was acquired in 2003 for $3.3 million. The investment in Conjunction was used to fund initial planning and development of a 130-mile high-voltage direct current transmission line to be built within New York State to transmit power to the metropolitan New York City area. On July 16, 2004, the Conjunction agreement was amended in several respects, including providing substantial participating rights to the minority membership interest holder of Conjunction. As a result, NYTHC discontinued the application of consolidation accounting for Conjunction and prospectively began to apply equity method accounting in July 2004. The impact from Conjunction for the period from February 28, 2003 through December 31, 2003 resulted in losses of $1.6 million ($1.0 million after tax). The net impact from Conjunction for 2004 resulted in losses of $1.7 million ($1.1 million after tax), comprised of general and administrative expenses of $2.4 million offset by the reversal of previously recognized losses upon application of the equity method that exceeded our investment balance in the amount of $0.7 million recorded in other income. In November 2004, Conjunction announced that the development of the proposed transmission line had been terminated. As of July 2004, we had no remaining investment balance relating to Conjunction and therefore no equity method losses to record prospectively.
     Goodwill — The following table summarizes the changes in the carrying amount of goodwill during the 2005, 2004 and the period from February 28, 2003 through December 31, 2003:

(in thousands)	2005	2004	2003
Goodwill balance, beginning of period	$176,039	$178,414	$170,171
Changes to goodwill:
Acquisition of Conjunction	—	—	3,806
ITCTransmission purchase price adjustments	(1,783)	1,431	4,437
Deconsolidation of Conjunction	—	(3,806)	—

Goodwill balance, end of period	$174,256	$176,039	$178,414

     At December 31, 2005 and 2004, our entire goodwill balance was recorded at ITCTransmission and resulted from the Acquisition.
5. REGULATORY MATTERS
Regulation
     Revenue Deferral — ITCTransmission’s network transmission rates had been fixed at $1.075 kW/month from February 28, 2003 through December 31, 2004 (the “Freeze Period”). The difference between the revenue ITCTransmission would have been entitled to collect under Attachment O and the actual revenue ITCTransmission received based on the fixed transmission rate in effect during the Freeze Period (the “Revenue Deferral”) will be recognized as revenue when billed. The cumulative Revenue Deferral at December 31, 2005 was $59.7 million ($38.8 million net of tax). At the end of each year, the cumulative Revenue Deferral, net of taxes, will be included in rate base on Attachment O to determine ITCTransmission’s annual revenue requirement. The Revenue Deferral will be included ratably in rates over the five-year period beginning June 1, 2006. The Revenue Deferral and related taxes are not reflected as an asset or as revenue in the consolidated financial statements, because the Revenue Deferral does not meet the criteria to be recorded as a regulatory asset in accordance with SFAS 71.
     Beginning January 1, 2005, ITCTransmission’s effective rate was $1.587 per kW/month as calculated under the Attachment O formula based primarily on FERC Form 1 data for the year ended December 31, 2003. Beginning June 1, 2005, ITCTransmission’s effective rate was $1.594 per kW/month based primarily on data from the FERC Form 1 for the year ended December 31, 2004.

     Point-to-Point Revenues — For 2005, we recognized $20.3 million of point-to-point revenues. For 2004, we recognized $4.2 million of point-to-point revenues, which was net of amounts to be refunded. The rates approved by the FERC in connection with the Acquisition included a departure from the Attachment O formula with respect to the treatment of point-to-point revenues received during 2004 and the period from February 28, 2003 through December 31, 2003. Based on FERC orders as part of the Acquisition, ITCTransmission refunded 100% of point-to-point revenues earned during the period from February 28, 2003 through December 31, 2003 in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 are deducted from ITCTransmission’s revenue requirement in determining the annual network transmission rates.
     Redirected Transmission Service — In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. ITCTransmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In May 2005, FERC gave notice that MISO’s refund date established by the order was extended through September 16, 2005, as requested by MISO, but FERC required MISO to file an interim status report of the refund calculation. In September 2005, MISO completed the refund calculations and ITCTransmission refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction in operating revenues.
     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. FERC has not yet acted on the rehearing requests filed in December 2005. We have accrued a reserve for these additional refunds of $0.7 million as a reduction of operating revenues in fourth quarter 2005 and are unable to determine at this time whether the final resolution of this matter will have a material impact on our consolidated financial statements.
     Long Term Pricing — In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and will remain in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO. SECA revenue and through-and-out revenue are both accounted for as point-to-point revenues.
     We recorded $1.9 million of SECA revenue in 2005 and recorded $0.1 million of SECA revenue in 2004 based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC starting May 1, 2006 with an initial decision expected in August 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by ITCTransmission will result from this hearing and we have not accrued any refund amounts relating to this proceeding.
     Elimination of Transmission Rate Discount — Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we had recorded revenues based only on the amounts collected by MISO and remitted to ITCTransmission. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order and in December 2005, the FERC denied the rehearing requests. In January 2006, several complainants sought rehearing of the December 2005 order denying rehearing. Subsequently in February 2006, FERC denied the rehearing request. These complainants filed a petition for review of the July 2005 and December 2005 orders at the District of Columbia Circuit Court of Appeals.

     Other — In January 2003, FERC issued a notice of proposed pricing statement for the rates of transmission owners that transfer operational control of their transmission facilities to an RTO, form independent transmission companies within RTOs, or pursue additional measures that promote efficient operation and expansion of the transmission grid.
     In February 2003, FERC issued an order authorizing the issuance of long-term debt securities in an amount not to exceed $200 million subject to various terms and conditions in support of the Acquisition.
     In September 2003, ITCTransmission was represented and testimony was submitted in hearings before the Energy and Commerce Committee of the United States House of Representatives investigating the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. These hearings together with other investigations may result in further regulatory proceedings and initiatives that would affect the operations of the transmission grid.
     In September 2003, the FERC issued an order authorizing an increase in the aggregate amount of long-term debt securities that ITCTransmission may issue from $200 million to $210 million subject to various conditions.
     In February 2004, ITCTransmission filed an application with the FERC to issue additional debt and/or equity securities in an aggregate amount of $50 million. In March 2004, the FERC issued a letter order authorizing the issuance of such securities subject to various terms and conditions.
     In April 2004, FERC issued a policy statement prompted by the August 2003 electrical blackout on matters related to bulk power system reliability confirming cost recovery for prudent reliability expenditures.
     In July 2004, Michigan Public Acts 197 and 198 were signed. This legislation clarifies that independent transmission companies such as ITCTransmission may use the eminent domain procedures, where necessary and appropriate, to site new transmission lines. This legislation updated existing Michigan statutes to ensure independent transmission companies have the same eminent domain authority possessed by traditional utilities. It allows independent transmission companies to gain siting approval for new transmission facilities from the Michigan Public Service Commission.
     In March 2005, ITC Holdings and ITCTransmission filed with the FERC a Joint Application for Authorization of an Indirect Disposition of Jurisdictional Facilities Under Section 203 of the Federal Power Act and Notification of Change in Ownership Structure.
     In May 2005, FERC issued an order authorizing the disposition of jurisdictional facilities and confirming independence. In that order, the FERC authorized ITC Holdings to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 2007.
     In June 2005, FERC issued a policy statement to clarify the ownership structures that could qualify for passive ownership in regards to independent ownership and operation of transmission.
     In August 2005, the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization and incentive-based rate treatments for transmission, repeals of the Public Utility Company Holding Act of 1935, and adopts procedures for expeditious consideration of merger applications, among other initiatives.
     In November 2005, MISO filed ministerial changes to conform references contained in Attachment O (including tariff sheets applicable to ITCTransmission) to the current FERC Form 1. That filing was accepted in a letter order in December 2005.
     In December 2005, FERC issued an order on Accounting and Financial Reporting for Public Utilities Including RTOs that revised the FERC uniform system of accounts used by the Company in preparing its Form 1 and Attachment O effective in 2006. We expect ministerial changes to be made to Attachment O to accommodate these revisions.
     In February 2006, the FERC approved ITCTransmission’s January 2006 application to issue securities in the amount of $100 million.
     ITCTransmission is actively involved in numerous other FERC proceedings either directly or jointly with MISO and/or other transmission owners as part of its ongoing operations.

Regulatory Assets and Liabilities
     The following table summarizes the regulatory assets and liabilities balances at December 31, 2005 and 2004:

(in thousands)	2005	2004
Regulatory Assets
Acquisition adjustment	$52,017	$55,047
Other — unamortized loss on reacquired debt	6,120	8,053

Total regulatory assets	$58,137	$63,100

Regulatory Liabilities
Accrued asset removal costs- non-legal	$42,695	$43,941
Accrued asset removal costs- legal	2,949	—

Total regulatory liabilities	$45,644	$43,941

     Regulatory Assets- Acquisition Adjustment — The regulatory assets-acquisition adjustment balance at December 31, 2005 and 2004 of $52.0 million and $55.0 million, respectively, is the remaining unamortized balance of the portion of Predecessor ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the regulatory asset-acquisition adjustment. The FERC based the original amount on the accumulated deferred income taxes recorded by Predecessor ITCTransmission at February 28, 2003, the benefit of which remained with DTE Energy. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million, $3.0 million and $2.6 million during 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively, which is included in depreciation and amortization.
     Other Regulatory Assets — Unamortized Loss on Reacquired Debt — In July 2003, unamortized debt expense of $10.9 million related to ITCTransmission debt redeemed with the July 2003 refinancing was reclassified from deferred financing fees to other regulatory assets. ITCTransmission amortized $1.9 million, $1.9 million and $0.9 million of this regulatory asset to interest expense during 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively. The balance of this regulatory asset at December 31, 2005, 2004 was $6.1 million, $8.1 million, respectively. ITCTransmission does not earn a return on this regulatory asset, and the amounts are being amortized on a straight-line basis through February 2009.
     Regulatory Liabilities— Accrued Asset Removal Costs- Non-Legal — At December 31, 2005 and 2004, we had recorded $42.7 million and $43.9 million, respectively, for accrued asset removal costs for which we do not have a legal obligation to retire the asset. The portion of depreciation expense related to non-legal asset removal costs is added to this regulatory liability and non-legal removal expenditures incurred are charged to this regulatory liability.
     Regulatory Liabilities— Accrued Asset Removal Costs-Legal — At December 31, 2005, we had recorded $2.9 million of regulatory liabilities, which represents the difference between the liability to be recorded for asset retirement obligations under FIN 47 and the amount included in our accumulated depreciation balance for asset removal costs for which we have a legal obligation to retire the asset that have been included in rates. The portion of depreciation expense related to legal asset removal costs is added to this regulatory liability offset by the accretion of the asset retirement obligation liability as well as the depreciation expense of the capitalized asset retirement costs.
     Other — During the period from February 28, 2003 through December 31, 2003, ITCTransmission amortized $4.9 million of regulatory assets relating to MISO and ITCTransmission start-up activities to general and administrative expense. This regulatory asset was fully amortized as of December 31, 2003. Additionally, during the period from February 28, 2003 through December 31,  2003, approximately $1.0 million of costs previously deferred as regulatory assets relating to MISO Integrated Control Center System were reimbursed by MISO.
Predecessor ITCTransmission
     Predecessor ITCTransmission was subject to a settlement of a dispute regarding the $1.075 per kW/month rate it charged for transmission service for the two months ended February 2003. In an order issued October 17, 2003, under Docket Nos. ER02-1963-000 and ER02-1963-001, the FERC accepted DTE Energy’s offer of settlement to the matter which in effect required DTE Energy to refund, with interest, all amounts collected in excess of a $0.97 per kW/month rate within 30 days of the FERC order. The total amount of the refund was $9.3 million, plus accrued interest of $0.4 million of which approximately $1.7 million related to the two-months ended February 28, 2003. The refund did not have an impact on our consolidated financial statements.

6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment-net consisted of the following at December 31, 2005 and 2004:

(in thousands)	2005	2004
Property, plant and equipment:
Transmission plant in service	$986,473	$886,918
Construction work in progress	23,598	20,568
Other	8,390	8,224

Total	1,018,461	915,710
Less accumulated depreciation and amortization	(414,852)	(402,026)

Property, plant and equipment-net	$603,609	$513,684

     Additions to transmission plant in service and construction work in progress during 2005 were primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission system.
7. LONG-TERM DEBT
     The following amounts were outstanding at December 31, 2005 and 2004:

(in thousands)	2005	2004
ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $896 and $1,015, respectively)	$266,104	$265,985
ITCTransmission 4.45% First Mortgage Bonds Series A due July 15, 2013 (net of discount of $89 and $101, respectively)	184,911	184,899
ITC Holdings revolving credit facility	—	7,500
ITCTransmission revolving credit facility	66,300	25,000
Other	—	46

	517,315	483,430

Less amounts due within one year		7

	$517,315	$483,423

     The annual maturities of long-term debt as of December 31, 2005 are as follows:

(in thousands)
2006	$—
2007	66,300
2008	—
2009	—
2010	—
2011 and thereafter	452,000

Total long-term debt	$518,300

ITCTransmission Mortgage Bonds and ITC Holdings Senior Notes
     On February 28, 2003, ITC Holdings and ITCTransmission borrowed funds in order to partially finance the Acquisition. On July 16, 2003, those variable rate term loans were refinanced with ITCTransmission’s issuance of $185.0 million 4.45% First Mortgage Bonds Series A due July 15, 2013 (the “ITCTransmission Mortgage Bonds”). The bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property. ITC Holdings issued $267.0 million unsecured 5.25% Senior Notes due July 15, 2013 (the “ITC Holdings Senior Notes”) and used a portion of the proceeds to make a $27.1 million distribution to its stockholders in August 2003. ITC Holdings recorded a loss on extinguishment of debt of $11.4 million in connection with the July refinancing.
     In July 2003, a convertible variable rate loan of $5.9 million obtained as part of the Acquisition financing and accrued interest of $0.1 million were converted into 803,060 shares of ITC Holdings’ common stock.

     We are in compliance with our debt covenants under the ITCTransmission Mortgage Bonds and ITC Holdings Senior Notes. Additionally, in order to incur additional indebtedness at ITC Holdings or any of its Subsidiaries the ITC Holdings Senior Notes require that we maintain funds from operations to interest ratio of 2.0 to 1.0 after including the effect of the new indebtedness. Funds from operations, which is a non-GAAP measure, is computed using operating cash flows less the change in working capital plus cash paid for interest.
     Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITCTransmission Mortgage Bonds and ITC Holdings Senior Notes is $435.2 million at December 31, 2005. The total book value of the ITCTransmission Mortgage Bonds and ITC Holdings Senior Notes is $451.0 million at December 31, 2005.
Revolving Credit Facilities
     ITCTransmission had $66.3 million and $25.0 million outstanding under its revolving credit facility at December 31, 2005 and 2004, respectively. The weighted-average interest rate at December 31, 2005 and 2004 was 5.8% and 3.7%, respectively.
     In January 2005, ITCTransmission amended and restated its revolving credit facility to increase the total commitment thereunder from $25.0 to $65.0 million with an option to increase the commitments to $75.0 million, subject to ITCTransmission’s ability to obtain the agreement of willing lenders. The maturity date was amended from February 28, 2006 to March 19, 2007. In October 2005, ITCTransmission increased the borrowing limit under its revolving credit facility from $65.0 million to $75.0 million. Borrowings under ITCTransmission’s revolving credit facility bear interest, at ITCTransmission’s option, at either LIBOR plus 1.25% each year or the alternate base rate plus 0.25% each year, which applicable spreads are subject to adjustment based on the ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services applicable to ITCTransmission’s First Mortgage Bonds from time to time. ITCTransmission’s revolving credit facility also provides for the payment to the lenders of a commitment fee on the average daily unused commitments under the revolving credit facility at a rate equal to 0.50% each year, payable quarterly in arrears. ITCTransmission’s revolving credit facility is supported by the issuance of $75.0 million of ITCTransmission’s Series B Mortgage Bonds. Under the terms of the ITCTransmission Series B Mortgage Bonds, ITCTransmission is only required to make interest or principal payments on the ITCTransmission Series B Mortgage Bonds if ITCTransmission defaults on interest or principal payments under its revolving credit facility. ITCTransmission has not defaulted on its interest or principal payments under its revolving credit facility. The Series B Bonds are in turn are supported by a first mortgage lien on substantially all of ITCTransmission’s property. ITCTransmission is currently in compliance with its covenant that it must not exceed a total debt to total capital ratio of 60% under its revolving credit facility. Transmission
     ITC Holdings had no amounts outstanding under its revolving credit facility at December 31, 2005 and borrowings of $7.5 million under its revolving credit facility at December 31, 2004.
     In January 2005, ITC Holdings amended and restated its revolving credit facility to increase the total commitments thereunder from $40.0 to $47.5 million, with an option to increase the commitments to $50.0 million, subject to Holdings’ ability to obtain the agreement of willing lenders. In October 2005, ITC Holdings increased the borrowing limit under its revolving credit facility from $47.5 to $50.0 million. Borrowings under the revolving credit facility bear interest, at ITC Holdings’ option, at either LIBOR plus 1.50% each year or the alternate base rate plus 0.50% each year, which applicable spreads are subject to adjustment based on the ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services applicable to ITC Holdings’ senior notes from time to time. ITC Holdings’ revolving credit facility contains a $10.0 million letter of credit sub-facility for which no amounts were outstanding at December 31, 2005 or 2004. ITC Holdings’ revolving credit facility also provides for the payment to Canadian Imperial Bank of Commerce, as letter of credit issuer, of a letter of credit fronting fee on the average daily stated amount of all outstanding letters of credit at a rate equal to 0.125% each year, payable quarterly in arrears. We are currently in compliance with our covenant that we must not exceed a debt to total capital ratio of 85% under the ITC Holdings’ revolving credit facility. ITC Holdings’ revolving credit facility is secured by a perfected first priority pledge of 166 of the 1,000 outstanding shares of common stock of ITCTransmission.
     We expect to renew our revolving credit facilities that have a maturity date of March 19, 2007. In March 2006, the FERC approved our application to extend the maturity date of ITCTransmission’s revolving credit facility.
Interest Rate Swap
     On March 31, 2003, ITCTransmission entered into an interest rate swap to limit sensitivity to market interest rate risk associated with the variable rate term loan that ITCTransmission obtained to partially finance the Acquisition. The interest rate swap was designated as a cash flow hedge under Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities” as Amended. The fixed rate under the swap agreement was 5.41% with an original notional of $185 million and a maturity date of March 30, 2007. On July 16, 2003, the interest rate swap was terminated in conjunction with the refinancing of ITCTransmission’s long-term debt. The termination cost of the cash flow hedge of $2.6 million was reclassified to other regulatory assets.
8. EARNINGS PER SHARE
     For the two months ended February 28, 2003 Predecessor ITCTransmission was a wholly owned subsidiary of DTE Energy, therefore, no basic and diluted earnings (loss) per share has been presented.
     We report both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 is presented in the following table:

(in thousands, except share and per share data)	2005	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$34,671	$2,608	$(8,054)
Weighted-average shares outstanding	31,455,065	30,183,886	29,339,394

Basic earnings (loss) per share	$1.10	$0.09	$(0.27)

Diluted earnings (loss) per share:
Net income	$34,671	$2,608	$(8,054)
Weighted-average shares outstanding	31,455,065	30,183,886	29,339,394
Incremental shares of stock-based awards	1,274,777	715,662	—

Weighted-average dilutive shares outstanding	32,729,842	30,899,548	29,339,394

Diluted earnings (loss) per share	$1.06	$0.08	$(0.27)

     Basic earnings (loss) per share excludes 252,298, 337,273 and 405,485 shares of restricted common stock at December 31, 2005, 2004 and 2003, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     Compensation arrangements for certain employees and non-employees included a commitment by each of these individuals to purchase a stated number of shares of common stock of ITC Holdings. Prior to the actual purchase of such shares, the commitment is treated as a stock subscription, and because such shares effectively participate in dividends, share amounts of 82,858 and 66,125 for 2004 and the period from February 28, 2003 through December 31, 2003, respectively, have been included in the weighted average common shares outstanding used to determine both basic and diluted earnings per share. There were no such commitments during 2005.
     The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	2005	2004	2003
Stock-based awards	56,521	—	405,485
Conversion of debt	—	—	803,060

Potential dilutive shares	56,521	—	1,208,545

Stock options excluded from the diluted per share share calculation because the exercise price was greater than the average market price of the common shares	695,178	—	2,014,621

9. INCOME TAXES
ITC Holdings and Subsidiaries
     Our effective tax rate varied from the statutory federal income tax rate due to permanent differences between the book and tax treatment of various transactions as follows:

(in thousands)	2005	2004	2003
Income tax expense (benefit) at 35% statutory rate	$18,763	$1,497	$(4,326)
Lobbying expenses not deductible	137	147	46
Other—net	38	25	(26)

Income tax provision (benefit)	$18,938	$1,669	$(4,306)

     Components of the income tax provision (benefit) were as follows:

(in thousands)	2005	2004	2003
Current income tax expense	$313	$—	$—
Deferred income tax expense (benefit)	18,625	1,669	(4,306)

Total income tax provision (benefit)	$18,938	$1,669	$(4,306)

     Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.
     Deferred income tax assets (liabilities) consisted of the following at December 31,:

(in thousands)	2005	2004	2003
Property, plant and equipment	$(30,347)	$(21,948)	$(4,346)
Tax loss carryforward	23,851	26,161	10,390
Goodwill	(11,831)	(6,279)	(3,527)
Debt issue costs	(2,142)	(2,819)	(3,495)
Property taxes	3,762	5,264	3,666
Other—net	2,105	2,492	1,618

Net deferred tax assets (liabilities)	$(14,602)	$2,871	$4,306

Deferred income tax liabilities	$(45,974)	$(31,994)	$(11,368)
Deferred income tax assets	31,372	34,865	15,674

Net deferred tax assets (liabilities)	$(14,602)	$2,871	$4,306

     We have federal income tax operating loss carryforwards of $68.1 million as of December 31, 2005, all of which we expect to use prior to their expiration in 2023 and 2024.
Predecessor ITCTransmission
     Predecessor ITCTransmission had an income tax sharing arrangement with DTE Energy. Under this arrangement, DTE Energy was responsible for payment of all federal and state income taxes. Income tax liabilities paid by DTE Energy on behalf of Predecessor ITCTransmission were repaid to DTE Energy.
     The effective tax rate varied from the statutory federal income tax rate due to the following:

Two-Month Period
Ended February 28
(in thousands, except tax rates)	2003
Federal income tax effective rate	52.9%
Income tax expense at 35% statutory rate	$2,590
Adjustment for property-related differences	1,325

Total	$3,915

     Federal income tax expense is as follows:

Two-Month Period
Ended February 28
(in thousands)	2003
Current income taxes	$4,742
Deferred income taxes	(827)

Total	$3,915

10. LEASES
     ITCTransmission has operating lease agreements for office space rental which expire in May 2008. ITCTransmission has two successive one-year options to renew a portion of the leased premises upon expiration solely at ITCTransmission’s discretion. Additionally, ITCTransmission has operating leases for office equipment and storage facilities. Rent expense is recognized straight- line over the term of the lease and was $0.4 million, $0.5 million and $0.3 million for the year ended December 31, 2005 and 2004 and the period from February 28, 2003 through December 31, 2003, respectively, and recorded in general and administrative and operation and maintenance expenses.
     Future minimum lease payments under the leases at December 31, 2005 were:

(in thousands)
2006	$823
2007	836
2008	351
2009	—
2010 and thereafter	—

Total minimum lease payments	$2,010

11. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
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
     Our policy is to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, and additional amounts deemed appropriate. We expect to contribute $1.8 million to the defined benefit retirement plan relating to 2005 in 2006. The minimum funding requirement relating to 2005 is less than $0.1 million.
     The investment objective of the retirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. Management believes that this strategy will provide flexibility for liquidity purposes but also establishes some investment for growth. We began implementing this strategy in July 2004. In September 2005 we contributed $1.6 million for the 2004 defined benefit plan year. As of September 30, 2005 we had not yet allocated this contribution to equity securities as determined by our investment objectives mentioned above.
     The plan assets consisted of the following at September 30, 2005 and 2004:

Asset Category	2005	2004
Fixed income securities	61.8%	59.5%
Equity securities	38.2%	40.5%

Total	100.0%	100.0%

     We had an initial measurement date of February 28, 2003 to determine the pension benefit obligation recorded at the date of the Acquisition and have an annual measurement date of September 30.

     Net pension cost for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 includes the following components:

(in thousands)	2005	2004	2003
Service cost	$898	$769	$474
Interest cost	577	511	398
Expected return on plan assets	(286)	(254)	(211)
Amortization of prior service cost	488	533	445
Amortization of actuarial gain	(3)	(3)	—

Net pension cost	$1,674	$1,556	$1,106

     The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as pension liability in the consolidated statement of financial position as of the measurement date of September 30:

(in thousands)	2005	2004
Accumulated benefit obligation September 30,	$10,566	$7,000

Projected benefit obligation October 1, 2004 and 2003, respectively	$10,039	$8,517
Service cost	898	769

Interest cost	577	511
Actuarial net loss	6,725	324
Plan amendments	34	(82)

Projected benefit obligation September 30,	$18,273	$10,039

Plan assets at fair value October 1, 2004 and 2003, respectively	$4,026	$3,628
Actual return on plan assets	405	148
Employer contributions	1,581	250

Plan assets at fair value September 30,	$6,012	$4,026

Funded status	$(12,261)	$(6,013)
Unrecognized prior service cost	1,421	1,875
Unrecognized actuarial net loss	7,249	640

Accrued cost	(3,591)	(3,498)

Contributions paid after September 30, and prior to December 31,	—	—

Accrued cost at December 31,	$(3,591)	$(3,498)

Amounts recorded as:
Accrued pension liability	$(5,168)	$(3,783)
Accumulated other comprehensive loss	264	—
Intangible asset	1,313	285

	$(3,591)	$(3,498)

     We recognized an additional minimum pension liability as required under SFAS 87, “Employers’ Accounting for Pensions.” An additional pension liability may be required when the accumulated benefit obligation of the plan exceeds the fair value of plan assets. Under SFAS 87, we recorded an additional minimum pension liability of $1.6 million and $0.3 million December 31, 2005 and 2004, respectively, in our consolidated statement of financial position. For December 31, 2005 and 2004 we recorded an intangible asset of $1.3 million and $0.3 million, respectively, included in other assets. As of December 3l, 2005 we recorded $0.2 million (net of tax of $0.1 million) in other comprehensive loss for the amount of the additional minimum pension liability in excess of unrecognized prior service cost.

     Actuarial assumptions used to determine the benefit obligation are listed below:

	September 30,	September 30,
	2005 Benefit	2004 Benefit
	Obligation	Obligation
Discount rate	5.50%	5.75%
Annual rate of salary increases	3.50%	3.50%
     Actuarial assumptions used to determine the benefit cost for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 are listed below:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Annual rate of salary increases	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
     The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. The expected return on plan assets component of net pension cost was determined based on the expected long-term rate of return on plan assets and the fair value of plan assets.
     At December 31, 2005, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(in thousands)
2006	$108
2007	138
2008	505
2009	1,375
2010	1,371
2011 through 2015	8,810
Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We had an initial measurement date of February 28, 2003 to determine the benefit obligation recorded at the date of the Acquisition. Annual measurement dates are September 30 of each year. Contributions to the plan in 2005 and 2004 totaled $1.2 million and $0.2 million, respectively.
     The investment objective for the postretirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. This strategy will provide flexibility for liquidity purposes but also establishes some investment for growth.
     The plan assets consisted of the following at September 30, 2005 and 2004:

Asset Category	2005	2004
Fixed income securities	53%	100%
Equity securities	47%	—

Total	100%	100%

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position No. 106-2, our measurement of the accumulated postretirement benefit obligation as of September 30, 2005 and 2004 reflects amounts associated with the expected subsidies under the Act because we have concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

     Net postretirement cost for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 includes the following components:

(in thousands)	2005	2004	2003
Service cost	$1,001	$498	$192
Interest cost	183	118	88
Expected return on plan assets	(12)	—	—
Amortization of actuarial loss	32	—	—

Net postretirement cost	$1,204	$616	$280

     The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of the measurement date of September 30:

(in thousands)	2005	2004
Accumulated postretirement obligation October 1, 2004 and 2003, respectively	$(3,188)	$(1,971)
Service cost	(1,001)	(498)
Interest cost	(184)	(118)
Actuarial loss	(578)	(995)
Effect of Medicare Part D Subsidy	—	394

Accumulated postretirement obligation September 30	$(4,951)	$(3,188)

Plan assets at fair value October 1, 2004 and 2003, respectively	$237	$—
Actual return on plan assets	13	—
Employer contributions	512	237

Plan assets at fair value September 30,	$762	$237

Funded status	$(4,189)	$(2,951)
Unrecognized prior service cost	—	—
Unrecognized actuarial net loss	1,157	613

Accrued cost at September 30,	(3,032)	(2,338)

Contributions paid after September 30, and prior to December 31,	733	—

Accrued cost at December 31,	$(2,299)	$(2,338)

     Actuarial assumptions used to determine the benefit obligation are as follows:

	September 30,	September 30,
	2005 Benefit	2004 Benefit
	Obligation	Obligation
Discount rate	5.50%	5.75%
Annual rate of salary increases	3.50%	3.50%
Health care cost trend rate assumed for next year	12%	11%
Rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014
Annual rate of increase in dental benefit costs	5%	5%
     Actuarial assumptions used to determine the benefit cost for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 are as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Annual rate of salary increases	3.50%	3.50%	3.50%
Health care cost trend rate assumed for next year	11%	10%	10%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2013	2013

     At December 31, 2005, the projected benefit payments for the postretirement benefit plan, net of the Medicare subsidy, calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(in thousands)
2006	$22
2007	39
2008	74
2009	175
2010	236
2011 through 2015	2,293
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for the 2005 and benefit obligation at September 30, 2005:

	One-percentage-	One-percentage-
(in thousands)	point increase	point decrease
Effect on total of service and interest cost	$196	$(159)
Effect on postretirement benefit obligation	780	(635)
Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.8 million, $0.6 million and $0.4 million for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively.
12. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     On June 15, 2005, our board of directors approved two new, discretionary special bonus plans, the ITC Holdings Executive Group Special Bonus Plan and the ITC Holdings Special Bonus Plan, under which plan participants may have amounts credited to accounts we maintain for each participant in respect of each calendar year during which the plans are in place. Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors is to give consideration to dividends paid, or expected to be paid, on our common stock during each year. Under both plans, plan participants will be entitled to elect the investment options in which their bonus accounts will be deemed invested. Our board of directors can generally amend or terminate the plans at any time, except that no such amendment or termination can materially and adversely affect accrued and vested rights, unless an amendment is necessary to satisfy applicable laws or new accounting standards. All distributions under these plans are payable only in cash.
     Our executive officers are eligible to participate in the ITC Holdings Executive Group Special Bonus Plan. Plan participants generally are vested in amounts credited to their plan accounts to the extent they are vested in option awards previously granted under our Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries, (the “2003 Stock Purchase and Option Plan.”) The 2003 Stock Purchase and Option Plan is used to grant stock options and restricted stock and other equity based compensation to employees, officers, and directors. To the extent participants are vested in amounts credited to their special bonus plan accounts, such amounts will be payable within fifteen days after the date the amounts are credited, unless the plan participant has previously made an election to defer receipt of such amounts. Any amounts that are unvested at the time they are credited to an account are only payable on the first to occur of the plan participant’s death, permanent disability, a change in control of us or, subject to the participant’s continued employment with us on such date, the fifth anniversary of the date on which the plan participant was granted the option to purchase our common stock under the 2003 Stock Purchase and Option Plan.
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
     The special bonus plans are accounted for as compensation plans. Awards made under the special bonus plans are amortized to expense over the vesting period of the award if the award vests in the future, or are expensed immediately if the participant is vested in the award at the time of the award. In 2005, our board of directors authorized awards under the special bonus plans totaling $1.4 million, with $0.5 million relating to vested awards that were recorded to general and administrative expenses, and $0.9 million relating to awards that are expected to vest over periods ranging from 26 to 59 months, for which the amortization to general and administrative expenses recorded in 2005 was less than $0.1 million. In February 2006, our board of directors authorized awards under the special bonus plans of $0.7 million.
     The contributions made to the trust to fund the special bonus plans for non-executive employees of $0.4 million at December 31, 2005 are included in other assets. We account for the assets contributed under the special bonus plans and held in a trust as trading securities under SFAS 115. Accordingly, gains or losses on the investments are recorded as investment income or loss with an offsetting amount recorded to general and administrative expense and were less than $0.1 million in 2005.
Deferred Compensation Plan
     Certain of our employees participate in our deferred compensation plan (the “Deferred Compensation Plan”). The investments in the Deferred Compensation Plan trust of $0.4 million at both December 31, 2005 and 2004, are included in other assets with the corresponding liability in Deferred compensation liability. We account for the assets contributed under the Deferred Compensation Plan and held in a trust as trading securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, gains or losses on the investments, for which the employees are at risk for the investment returns, are recorded as investment income or loss with an offsetting amount recorded to compensation expense. Total compensation expense for 2005 and 2004, including investment earnings, was less than $0.1 million and $0.4 million, respectively, and are recorded in general and administrative expense. No compensation expense was recorded in the period from February 28, 2003 through December 31, 2003.
Termination of the Dividend Equivalent Rights Plan
     On May 10, 2005, our board of directors terminated the Dividend Equivalent Rights Plan (the “Dividend Plan”). As a result of the Dividend Plan’s termination an aggregate amount of approximately $1.9 million was paid by us from the funded trust to participants in the plan in 2005. The investments in the Dividend Plan trust of $1.9 million at December 31, 2004 are included in other assets with the corresponding liability in deferred compensation liability. We account for the assets contributed under the Dividend Plan and held in a trust as trading securities under SFAS 115. Accordingly, gains or losses on the investments are recorded as investment income or loss with an offsetting amount recorded to compensation expense. There was no net income impact from the termination of the plan in 2005. Total compensation expense for 2004 and the period from February 28, 2003 through December 31, 2003 was $0.2 million and $1.7 million, respectively, recorded in general and administrative expense.
13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock
     Our authorized capital stock consists of 100 million shares of ITC Holdings common stock, without par value.
     Voting Rights — Each holder of ITC Holdings’ common stock, including holders of restricted stock awards, is entitled to cast one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. Holders of ITC Holdings common stock have no cumulative voting rights.
     Dividends — Holders of ITC Holdings’ common stock, including holders of restricted stock, are entitled to receive dividends or other distributions declared by the board of directors. The right of the board of directors to declare dividends is subject to the right of any holders of our preferred stock, to the extent that any preferred stock is authorized and issued, and the availability under the Michigan Business Corporation Act of sufficient funds to pay dividends. We have not issued any preferred stock.
     The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist only of the stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash on hand. ITC Holdings’ only sources of cash to pay dividends to its stockholders are dividends and other payments received by ITC Holdings from time to time from ITCTransmission and the proceeds raised from the sale of our debt and equity securities. ITCTransmission, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of ITCTransmission to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the Federal Power Act. The debt agreements to which ITC Holdings and ITCTransmission are parties contain numerous financial covenants that could limit our ability to pay dividends, as well covenants that prohibit us from paying dividends if we are in default under our revolving credit facilities. See Note 7 of Notes to Consolidated Financial Statements.
     Liquidation Rights — If we are dissolved, the holders of ITC Holdings’ common stock will share ratably in the distribution of all assets that remain after we pay all of our liabilities and satisfy our obligations to the holders of any of our preferred stock, to the extent that any preferred stock is authorized and issued.
     Preemptive and Other Rights — Holders of ITC Holdings’ common stock have no preemptive rights to purchase or subscribe for any of our stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.
     Repurchases — In August 2005, we repurchased 28,675 shares of common stock for $0.8 million, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.
Stock-based compensation
     Our stock-based compensation plan permits the awarding of various stock awards to employees and non-employees, including options to purchase ITC Holdings’ common stock and restricted stock of ITC Holdings. The number of shares authorized for grant under the plan is 5,014,821 shares of ITC Holdings common stock.
Options
     During 2005, we granted options to purchase ITC Holdings’ common stock that vest in equal annual installments over a five-year period beginning on July 28, 2006. The exercise price for all of options granted in 2005 is $23 per share. The options have a term of 10 years from the grant date, with a remaining weighted average contract life of approximately 9.6 years.
     During 2004 and the period from February 28, 2003 through December 31, 2003, we granted options to purchase ITC Holdings’ common stock that vest in equal annual installments over a five-year period beginning on February 28, 2005 or February 28, 2004. The exercise price for all options granted during this period is $7.48 per share. The options have a term of 10 years subsequent to the grant date, with a remaining weighted average contract life of approximately 7.4 years.
     Stock option activity for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 was as follows:

		Weighted
	Number of	Average
	options	Exercise Price
Outstanding at February 28, 2003	$—
Granted	2,014,621	$7.48

Outstanding at December 31, 2003 (none exercisable)	2,014,621	7.48
Granted	97,622	7.48
Forfeited	(80,237)	7.48

Outstanding at December 31, 2004 (407,738 exercisable with a weighted average exercise price of $7.48)	2,032,006	7.48
Granted	695,178	23.00
Exercised	(37,649)	7.48
Forfeited	(40,128)	7.48

Outstanding at December 31, 2005 (764,442 exercisable with a weighted average exercise price of $7.48)	$2,649,407	$11.55

     Based on the fair value of the options at the grant dates for employees, ITCTransmission recognized approximately $1.4 million, $0.6 million and $0.5 million of compensation expense for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively. Fair value of the stock options was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted average fair value per option of $3.85, $3.86 and $1.68 in 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively:

	2005	2004	2003
	Awards	Awards	Awards
Weighted average expected volatility	24.0%	26.9%	21.3%
Weighted average risk-free interest rate	4.1%	3.1%	2.9%
Weighted average expected life	6.0 years	3.4 years	5.0 years
Weighted average expected dividends	$1.05	$—	$—
Range of estimated fair values of underlying shares	$23.00	$6.58-$11.90	$6.58-$7.48
     During 2004, we granted non-employees options to purchase ITC Holdings’ common stock that vest in equal annual installments over a five-year period beginning on February 28, 2005. ITCTransmission recognized approximately $0.2 million and less than $0.1 million for 2005 and 2004, respectively, based on the fair value of these options as the related services are completed at each vesting date and as valued at each financial reporting date through the vesting date.
Restricted Stock Awards
     Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events, but not longer than five years after the grant date. The weighted average expected remaining vesting period at December 31, 2005 is 3.0 years. Restricted stockholders may not sell, transfer, or pledge their shares.
     Restricted stock awards are recorded at fair value at the date of grant. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period. Awards that were granted as a signing bonus have been expensed at the grant date. Restricted stock award activity, assumptions, and expense for 2005, 2004 and the period from February 28, 2003 through December 31, 2003 was as follows:

	2005	2004	2003
Restricted stock awarded	50,502	70,481	405,485
Restricted stock forfeited	(10,021)	(3,343)

Weighted average fair value of shares awarded	$20.47	$7.39	$6.99
Compensation expense recognized (in millions)	$0.4	$0.6	$0.5
14. RELATED-PARTY TRANSACTIONS
ITC Holdings and Subsidiaries
     Management Agreements — On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., (“KKR”), Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the management, consulting and financial services in exchange for annual fees (the “Management Agreements”). We incurred general and administrative expenses relating to the Management Agreements of $0.8 million in 2005, $1.3 million in 2004 and $1.0 million for the period from February 28, 2003 through December 31, 2003, excluding out-of-pocket costs. The consulting fees were generally paid at the end of each quarter. In connection with ITC Holdings’ initial public offering that was completed on July 29, 2005, these Management Agreements were amended to terminate further annual fees in exchange for payment of fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in operating expenses in 2005.
     In addition to the amounts paid under the Management Agreements, we pay insurance premiums to certain of our stockholders (and affiliates of their partners). During 2005, 2004 and the period from February 28, 2003 through December 31, 2003, we incurred less than $0.1 million annually for these services, which were recorded in general and administrative expenses and were paid in advance for a twelve-month period.
     Put Agreements — In connection with the investment by certain management stockholders in ITC Holdings, a bank affiliated with one of the limited partners of IT Holdings Partnership, (the “Lending Bank”), provided some of the management stockholders with loans to acquire shares of our common stock. The loans are evidenced by notes made by certain management stockholders who are not executive officers and require a pledge of each management stockholder’s shares of ITC Holdings’ common stock. As a condition to making these loans, ITC Holdings entered into put agreements with the Lending Bank pursuant to which ITC Holdings agreed that upon the occurrence of certain events, ITC Holdings would be assigned the note and pledge and would either pay the Lending Bank the aggregate principal amount outstanding of the note plus interest thereon or execute a demand promissory note in a principal amount equal to the aggregate principal amount outstanding of the note plus interest thereon.
     The put agreements with the Lending Bank will remain in effect until the date when the ITC Holdings obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was $0.6 million at December 31, 2005.
Predecessor ITCTransmission
     Predecessor ITCTransmission and Detroit Edison had entered into a Master Services Agreement (the “Master Agreement”) whereby Detroit Edison performed maintenance, asset construction and day-to-day management of transmission operations and administration on behalf of Predecessor ITCTransmission. Detroit Edison received compensation for the wages and benefits for employees performing work on behalf of the Company and for costs of construction or maintenance directly related to Predecessor ITCTransmission. Amounts incurred related to the Master Agreement totaled $11.1 million for the period ended from January 1, 2003 through February 28, 2003, a portion of which was capitalized in property, plant and equipment.
     The Master Agreement provided generally for all required services and that consideration for the services shall include a 25% overhead fee as a percentage of the charges specified in the Detroit Edison Accounting Policies and Guidelines for 2002 and 2003 (the “Charges”). In addition, the Master Agreement provides for an additional 9.5% fee as a percentage of the sum of Charges and overhead fee in 2003.
     Predecessor ITCTransmission’s transmission services were primarily provided to Detroit Edison for retail customers, and Detroit Edison in turn invoices the end user of the electricity. Revenues earned from Detroit Edison totaled $17.9 million for the period from January 1, 2003 through February 28, 2003. Detroit Edison was Predecessor ITCTransmission’s largest customer, comprising the majority of its revenue.
     Predecessor ITCTransmission’s property taxes were combined with Detroit Edison’s when assessed by taxing authorities. Predecessor ITCTransmission’s share of all property taxes assessed to Detroit Edison was calculated by and remitted to Detroit Edison for ultimate payment to those taxing authorities. Predecessor ITCTransmission’s share of personal property taxes for the period from January 1, 2003 through February 28, 2003, was determined to be approximately 11.8%, respectively, calculated as Predecessor ITCTransmission’s weighted average percentage of Detroit Edison’s total personal and real property balances. Predecessor ITCTransmission’s share of real property taxes for the period from January 1, 2003 through February 28, 2003, was determined by specifically identifying the taxes assessed on Predecessor ITCTransmission’s real property. All property tax amounts billed to Predecessor ITCTransmission prior to February 28, 2003 were paid to Detroit Edison as of February 28, 2003.
     Predecessor ITCTransmission was allocated certain overhead charges from DTE Energy relating to DTE Energy’s corporate expenses. The amounts included in operation and maintenance for these charges was $0.9 million for the period January 1, 2003 through February 28, 2003.
     On February 28, 2003, prior to the Acquisition, all DTE Energy affiliate receivable and payable balances and current federal and state taxes, were settled with or assigned to DTE Energy. As such, all amounts were recorded as a member distribution of $36.8 million.
     Predecessor ITCTransmission had a working capital loan/investing agreement with DTE Energy. The maximum amount of borrowings permitted by Predecessor ITCTransmission under this agreement is $17.0 million. The variable interest rates on the receivables and payables was 1.16% at February 28, 2003. This agreement was terminated on February 28, 2003.
     On February 28, 2003, prior to the Acquisition, DTE Energy made a non-cash contribution of certain internally-developed software assets necessary to the operations of Predecessor ITCTransmission. The software assets were transferred at their net book value of approximately $1.4 million.
15. JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
ITC Holdings and Subsidiaries
     MPPA has a 49.14% ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. We account for these jointly-owned lines by recording property, plant and equipment for our percentage of ownership interest in the total construction cost of the lines. ITCTransmission had $21.6 million of gross transmission plant in service relating to its ownership interest of 50.86% at December 31, 2005. An Ownership and Operating Agreement provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest. For accounts receivable amounts outstanding, see Note 16— “MPPA Receivable and Revenues.” There was no jointly-owned plant under construction at December 31, 2005.
     ITCTransmission and the Michigan Electric Transmission Company (“METC”) operate their interconnected transmission systems as a single control area from the Michigan Electric Power Coordination Center (“MEPCC”) which is owned by ITCTransmission. ITCTransmission and METC are each responsible for 50% of all costs, obligations and liabilities incurred by either party in connection with the operation and maintenance of the MEPCC, including the monthly fixed charges on the investment made by ITCTransmission in the MEPCC. The monthly fixed charges totaling $1.7 million, $1.8 million and $1.4 million for 2005, 2004 and the period from February 28, 2003 through December 31, 2003, respectively, is recorded in operating revenues.
Predecessor ITCTransmission
     During the two months ended February 28, 2003, Predecessor ITCTransmission and Consumers Energy Company had maintained their existing interconnections and continued to offer joint transmission service on their respective transmission systems pursuant to the terms of a JOATT, and to operate their interconnected transmission systems as a single electric control area, known as the Michigan Electric Coordinated System, pursuant to the Michigan Electric Coordinated Systems Transmission Interconnection and Control Area Operating Agreement, between Consumers Energy Company and Predecessor ITCTransmission, dated February 7, 2001. ITCTransmission earned $0.3 million in rental income from Consumers Energy Company for operation of the joint control area for the period from January 1, 2003 through February 28, 2003, which is recorded in operating revenues.
16. COMMITMENTS AND CONTINGENCIES
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
Environmental Matters
     ITCTransmission’s operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by ITCTransmission. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase ITCTransmission’s costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.
     ITCTransmission’s assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties ITCTransmission owns or operates have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls (PCBs). ITCTransmission’s facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that ITCTransmission does not own, and, at some of ITCTransmission’s transmission stations, transmission assets (owned or operated by ITCTransmission) and distribution assets (owned or operated by ITCTransmission’s transmission customer) are commingled.
     Some properties in which ITCTransmission has an ownership interest or at which ITCTransmission operates are, and others are suspected of being, affected by environmental contamination. ITCTransmission is not aware of any claims pending or threatened against ITCTransmission with respect to environmental contamination, or of any investigation or remediation of contamination at any properties, that entail costs likely to materially affect it.Transmission Some facilities and properties are located near environmentally sensitive areas such as wetlands.
     Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electricity transmission and distribution lines. While ITCTransmission does not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any claims pending or threatened against ITCTransmission for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electricity transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.
Consumers Energy Company
     In 2004, ITCTransmission received a demand for reimbursement from the Consumers Energy Company, or Consumers, the previous owner of METC, which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers to its employees for the operation of the Michigan Electric Coordinated Systems pool center in 2002. In December 2005, Consumers filed a lawsuit against ITCTransmission and Detroit Edison seeking reimbursement from either party and in March 2006, ITCTransmission was formally served with the complaint. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
MPPA Receivable and Revenues
     MPPA has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We have $4.0 million of accounts receivable as of December 31, 2005 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through December 2005 for which MPPA has not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission is pursuing. Although we believe we have appropriately billed MPPA under the terms of the Ownership and Operating Agreement, we have reserved an amount of $0.8 million relating to this matter at December 31, 2005 resulting in a net amount of accounts receivable from MPPA of $3.2 million. The reserve was recorded in the amount of $0.5 million in operation and maintenance expenses and $0.3 million in general and administrative expenses. We will continue to vigorously support the validity of our billings during arbitration proceedings. Due to the status of this matter, it is not possible to predict its outcome with any degree of certainty.
     MPPA has counter-claimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITCTransmission. MPPA has contended previously that amounts it owes to ITCTransmission under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. We do not expect that the resolution of the MPPA counter-claim will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that ITCTransmission is improperly retaining MPPA revenue, totaling $1.7 million at December 31, 2005, which MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expect to remit these retained amounts in the event we execute a revenue distribution agreement and collect the accounts receivable from MPPA. The amount has not been netted against the $4.0 million account receivable from MPPA as it does not meet the criteria to set off the balances in our statement of financial position.
Thumb Loop Project
     ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. A state trial court has granted ITCTransmission’s request for a preliminary injunction, finding that ITCTransmission is substantially likely to succeed on its claim that ITCTransmission is not overburdening its easement and that ITCTransmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.1 million as of December 31, 2005. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.

Property Taxes
     Numerous municipalities applied their own valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. ITCTransmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. ITCTransmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, ITCTransmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, ITCTransmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. As of December 31, 2005, we have paid $1.4 million and expect to pay an additional $0.6 million for a total of $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter.
     ITCTransmission also appealed the assessments for certain real property for which the assessed value at December 31, 2003 was uncapped as a result of a change in real property ownership upon the acquisition of ITCTransmission. The assessed values at December 31, 2003 were the basis for 2004 property tax expense. For the real property parcels that have been appealed, ITCTransmission expensed and paid to municipalities the total assessed taxes relating to 2004 in the amount of $1.7 million. In 2005, ITCTransmission recorded a reduction to property tax expense totaling $0.1 million for property tax refunds related to the real estate tax appeals. Any additional reductions of these assessments would be and have been recorded as a reduction to property tax expense when realized and are not expected to be material.
     The December 31, 2004 tax assessments received from the municipalities were the basis for 2005 property taxes and used the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to tax year 2005 was based on a total annual liability of $16.5 million.
Service Level Agreement
     During 2003 and through April 2004, ITCTransmission and Detroit Edison had operated under a construction and maintenance, engineering, and system operations service level agreement (the “SLA”) whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration (the “SLA Activities”) on our behalf. The original term of the SLA was for periods ranging from two to six years from the Acquisition date. During 2003, the FERC required ITCTransmission to transition the SLA Activities from Detroit Edison to ITCTransmission on an accelerated basis to promote the transition to an independent transmission operator. The SLA, as amended and accepted by the FERC in March 2003, had a revised term ending on February 29, 2004. The SLA was further amended and accepted by the FERC in April 2004 to extend certain services under the SLA through April 30, 2004, as necessary.
     Detroit Edison received compensation for the wages and benefits of its employees performing work on behalf of ITCTransmission and for costs of construction or maintenance directly related to ITCTransmission. Under the SLA, as amended, ITCTransmission utilized Detroit Edison or other vendors for the services specified. When other vendors were used, ITCTransmission was required to pay Detroit Edison 100% of the operation and maintenance expenditure markup fees and 50% of the capital expenditure markup fees specified in the SLA. The amount expensed during the period from February 28, 2003 through December 31, 2003 for these markup fees when other vendors were used was $0.4 million and was recorded in operation and maintenance expenses.
     Operation and maintenance expenses incurred by ITCTransmission under the SLA that exceeded $15.9 million during 2003 were recognized as expense but are deferred as a long-term payable and will be paid to Detroit Edison in equal annual installments over a five-year period beginning June 1, 2005. As of December 31, 2005, ITCTransmission has deferred the payment of $4.9 million of SLA expenses that exceeded the 2003 threshold, with $1.2 million recorded in other current liabilities and $3.7 million recorded in deferred payables. There is no payment deferral for construction expenditures.
     In August 2003, ITCTransmission entered into an Operation and Maintenance Agreement with its primary maintenance contractor and a Supply Chain Management Agreement with its primary purchasing and inventory management contractor to replace the services that Detroit Edison has provided under the SLA. ITCTransmission is not obligated to take any specified amount of services under the terms of the Operation and Maintenance Agreement or the Supply Chain Management Agreement, which have a five-year term ending August 28, 2008.

Concentration of Credit Risk
     Our credit risk is primarily with Detroit Edison, which is responsible for approximately 77% of total operating revenue for the year ended December 31, 2005. Any financial difficulties experienced by Detroit Edison could negatively impact our business. MISO, as ITCTransmission’s billing agent, bills Detroit Edison and other ITCTransmission customers on a monthly basis and collects fees for use of ITCTransmission’s transmission system. MISO has implemented credit policies for its members, including ITCTransmission’s customers, in general, if these customers do not maintain their credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.
17. SEGMENT INFORMATION
Our reportable segments consist of ITCTransmission and NYTHC. We have organized our reportable segments based in part upon the regulatory environment in which our subsidiaries operate. ITCTransmission is a regulated enterprise. NYTHC is a subsidiary that invests in non-regulated ventures, which consisted exclusively of Conjunction during the year ended December 31, 2004 and the period from February 28, 2003 through December 31, 2003. Holdings’ activities include general corporate expenses and interest expense. ITC Holdings has no revenue generating activities.

2005	ITCTransmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
(in thousands)
Operating revenues	$205,274	$—	$—	$—	$—	$205,274
Depreciation and amortization	33,197	—	—	—	—	33,197
Interest expense	12,849	—	15,301	—	(22)	28,128
Income tax provision (benefit)	26,901	—	(7,963)	—	—	18,938
Net income (loss)	49,541	—	34,671	—	(49,541)	34,671
Total assets	899,576	—	536,619	(17,353)	(502,203)	916,639
Goodwill	174,256	—	—	—	—	174,256
Capital expenditures	118,586	—	—	—	—	118,586

2004	ITCTransmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
(in thousands)
Operating revenues	$126,449	$—	$—	$—	$—	$126,449
Depreciation and amortization	29,480	—	—	—	—	29,480
Interest expense	10,759	—	15,079	—	(253)	25,585
Income tax provision (benefit)	7,713	(601)	(5,443)	—	—	1,669
Net income (loss)	13,859	(1,117)	2,608	—	(12,742)	2,608
Total assets	801,815	—	476,868	(12,366)	(457,470)	808,847
Goodwill	176,039	—	—	—	—	176,039
Capital expenditures	76,779	—	—	—	—	76,779

Period From
February 28, 2003
(Date of
Acquisition)
Through December
31, 2003	ITCTransmission	NYTHC	ITC Holdings	Reconciliations	Eliminations	Total
(in thousands)
Operating revenues	$102,362	$—	$—	$—	$—	$102,362
Depreciation and amortization	21,463	—	—	—	—	21,463
Interest expense	9,218	—	12,412	—	—	21,630
Income tax provision (benefit)	4,887	(561)	(8,632)	—	—	(4,306)
Net income (loss)	9,018	(1,041)	(8,054)	—	(7,977)	(8,054)
Total assets	744,045	4,135	468,635	(4,326)	(460,832)	751,657
Goodwill	174,608	3,806	—	—	—	178,414
Capital expenditures	26,802	3	—	—	—	26,805

     18. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly earnings (loss) per share amounts may not sum to the totals for each the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2005

Operating revenue	$42,460	$50,718	$66,047	$46,049	$205,274
Operating income (1)(2)	18,335	24,150	27,169	8,208	77,862
Net income (1)	7,870	11,616	13,493	1,692	34,671

Basic earnings per share	$0.26	$0.38	$0.42	$0.05	$1.10
Diluted earnings per share	$0.25	$0.37	$0.40	$0.05	$1.06

2004

Operating revenue	$27,544	$32,189	$38,223	$28,493	$126,449
Operating income	2,312	7,329	14,017	3,507	27,165
Net income (loss)	(2,418)	965	5,776	(1,715)	2,608

Basic earnings (loss) per share	$(0.08)	$0.03	$0.19	$(0.06)	$0.09
Diluted earnings (loss) per share	$(0.08)	$0.03	$0.19	$(0.06)	$0.08

(1)	Operating income and net income was impacted in Third Quarter 2005 by the termination of management agreements resulting in expense of $6.7 million ($4.4 million net of tax). See Note 14 for additional discussion.

(2)	The amount of operating income reported above for Third Quarter 2005 of $27.2 million differs from the amount of operating income reported in Form 10-Q for the three months ended September 30, 2005 of $33.9 million, due to a revision of the presentation of $6.7 million of expenses for the termination of management agreements. The $6.7 million expense had previously been reported as a component of other expenses for the three and nine months ended September 30, 2005, and the presentation has been revised to report the expense as a component of operating expenses in the results of operations for the year ended December 31, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
     Management’s Report on Internal Control Over Financial Reporting is included in Item 8 on page 37 of this Form 10-K. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is included in Item 8 on page 38 of this Form 10-K.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item is contained in the Proxy Statement under the captions “Proposal 1 — Election of Directors” (excluding the Report of the Audit Committee), and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is contained in the Proxy Statement under the caption “Compensation of Executive Officers and Directors” (excluding the Compensation Committee Report on Executive Compensation and the Performance Graph) and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is contained in the Proxy Statement under the caption “Security Ownership of Management and Major Shareholders” and is incorporated herein by reference. In addition, the information contained in the Equity Compensation table under “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is contained in the Proxy Statement under the caption “Compensation of Executive Officers and Directors — Compensation Committee Interlocks and Insider Participation — Related Party Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item is contained in the Proxy Statement under the caption “Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (ITC Holdings and Subsidiaries)

Report of Independent Registered Public Accounting Firm (ITC Holdings and Subsidiaries)

Report of Independent Registered Public Accounting Firm (Predecessor ITCTransmission)

Consolidated Statements of Financial Position for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and the Period From February 28, 2003 (Date of Acquisition) through December 31, 2003 (ITC Holdings and Subsidiaries), and the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)

Statement of Changes in Member’s Interest/Stockholder’s Equity and Comprehensive Income For the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005 and 2004 and the Period from February 28, 2003 (Date of Acquisition) through December 31, 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and the Period From February 28, 2003 (Date of Acquisition) through December 31, 2003 (ITC Holdings and Subsidiaries) and the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005 and 2004 and the Period From February 28, 2003 (Date of Acquisition) through December 31, 2003 (ITC Holdings and Subsidiaries) and the Two-Month Period Ended February 28, 2003 (Predecessor ITCTransmission)

(2) Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant
     All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto that are a part hereof.
(b) The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference. At the request of any shareholder, ITC Holdings will furnish any exhibit upon the payment of a fee of $.10 per page to cover the costs of furnishing the exhibit.

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(in thousands)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$8,612	$1,068
Other	35	—

Total current assets	8,647	1,068
Other assets
Deferred financing fees (net of accumulated amortization of $1,224 and $629, respectively)	2,851	3,287
Deferred income taxes	23,200	15,237
Other	438	—
Investment in subsidiaries	501,483	457,276

Total other assets	527,972	475,800
TOTAL ASSETS	$536,619	$476,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payable to subsidiary	$720	$194
Accrued interest	6,463	6,476
Other	31	111

Total current liabilities	7,214	6,781
Long-term debt	266,104	273,485
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,228,638 and 30,679,240 shares issued and outstanding at December 31, 2005 and 2004, respectively	253,415	203,459
Unearned compensation- restricted stock	(1,734)	(1,411)
Retained earnings (accumulated deficit)	11,792	(5,446)
Accumulated other comprehensive loss	(172)	—

Total stockholders’ equity	263,301	196,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536,619	$476,868

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(in thousands)	2005	2004	2003
Other income	$251	$2	$21

General and administrative expense	977	477	894
Termination of management agreements	6,725	—
Loss on extinguishment of debt	—	—	11,378
Interest expense	15,301	15,079	12,412
Other expense	81	23	—

LOSS BEFORE INCOME TAXES	(22,833)	(15,577)	(24,663)
INCOME TAX BENEFIT	(7,963)	(5,443)	(8,632)

LOSS AFTER TAXES	(14,870)	(10,134)	(16,031)
EQUITY IN SUBSIDIARIES’ EARNINGS	49,541	12,742	7,977

NET INCOME (LOSS)	$34,671	$2,608	$(8,054)

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,671	$2,608	$(8,054)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in subsidiaries’ earnings	(49,541)	(12,742)	(7,977)
Dividends from subsidiaries	8,481	11,900	1,968
Deferred income taxes	(7,963)	(5,443)	(8,632)
Loss on extinguishment of debt	—	—	11,378
Other	290	599	960
Changes in current assets and liabilities:
Accounts payable	526	(4,704)	4,898
Accrued interest	(13)	51	6,425
Other	(115)	272	(56)

Net cash provided by (used in) operating activities	(13,664)	(7,459)	910
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of ITCTransmission	—	—	(610,000)
Bridge loan to Conjunction LLC	—	—	(1,100)
Other	—	—	(2,220)

Net cash used in investing activities	—	—	(613,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	—	511,711
Repayment of long-term debt	—	—	(240,000)
Proceeds from intercompany loan from ITCTransmission at acquisition	—	—	159,700
Borrowings under revolving credit facilities	18,400	7,500	—
Repayments of revolving credit facilities	(25,900)	—	—
Dividends and distributions on common stock	(17,433)	—	(27,095)
Common stock issuance costs	(7,083)	—	—
Repurchase and retirement of common stock	(804)	—	—
Acquisition-related debt issuance costs	—	—	(6,600)
Other debt issuance costs	(159)	(636)	(3,338)
Issuance of common stock	54,187	1,020	218,675

Net cash provided by financing activities	21,208	7,884	613,053

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,544	425	643
CASH AND CASH EQUIVALENTS — Beginning of period	1,068	643	—

CASH AND CASH EQUIVALENTS — End of period	$8,612	$1,068	$643

Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$14,577	$14,118	$4,947
Supplementary noncash investing and financing activities:
Forgiveness of intercompany loan from ITCTransmission at acquisition	$—	$—	$159,700
Acquisition purchase price paid by ITCTransmission	—	—	8,306
Acquisition-related debt issuance costs paid by ITCTransmission	—	—	5,475
Conversion of restricted stock to ITC Holdings’ common stock	885	943	—
Conversion of ITC Holdings’ debt to ITC Holdings’ common stock	—	—	6,005
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant — (Cont’d)
ITC HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
1. For the ITC Holdings’ (Parent Company only) presentation, the investment in subsidiaries is accounted for using the equity method. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of ITC Holdings appearing in this Annual Report on Form 10-K.
2. As a holding company with no business operations, ITC Holdings’ material assets consist only of the stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash on hand. ITC Holdings’ only sources of cash to pay dividends to its stockholders are dividends and other payments received by ITC Holdings from time to time from ITCTransmission and the proceeds raised from the sale of our debt and equity securities. ITCTransmission, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of ITCTransmission to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. The debt agreements to which ITC Holdings and ITCTransmission are parties contain numerous financial covenants that could limit our ability to pay dividends, as well covenants that prohibit us from paying dividends if we are in default under our revolving credit facilities.
     ITC Holdings does not believe that these restrictions will materially affect its operations or limit any dividend payments in the foreseeable future.
3. As of December 31, 2005, the maturities of our long-term debt outstanding were as follows:

(in thousands)
2006	$—
2007	—
2008	—
2009	—
2010	—
2011 and thereafter	267,000

Total long-term debt	$267,000

     Refer to Note 7 of the consolidated financial statements for a description of ITC Holdings’ Senior Notes and ITC Holdings’ revolving credit agreement.
     In 2003, we received proceeds of $159.7 million from ITCTransmission in exchange for an intercompany loan. Subsequent to the acquisition of Predecessor ITCTransmission in 2003, the intercompany loan was forgiven.
     Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $259.9 million at December 31, 2005. The total book value of the ITC Holdings Senior Notes is $266.1 million at December 31, 2005.
     At December 31, 2005, we were in compliance with all covenants. Refer to Note 7 of the consolidated financial statements for a description of our long-term debt and related items.
4. Refer to Note 14 of the Consolidated Financial Statements for a description of ITC Holdings’ put agreement.
5. During 2005, 2004 and 2003, ITCTransmission paid cash dividends to ITC Holdings totaling $8.5 million, $11.9 million and $2.0 million, respectively.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on March 16, 2006.

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and Chief Executive Officer (duly authorized officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Welch Joseph L. Welch	Director, President and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ Edward M. Rahill Edward M. Rahill	Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2006

/s/ Edward G. Jepsen Edward G. Jepsen	Director	March 16, 2006

/s/ Lee C. Stewart Lee C. Stewart	Director	March 16, 2006

Lewis M. Eisenberg	Director

EXHIBITS
     The following exhibits are filed as part of this report. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement by and between DTE Energy Company and the Registrant, dated December 3, 2002 (2)

3.1	Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	Form of Amended and Restated Bylaws of the Registrant (2)

4.1	Form of Certificate of Common Stock (2)

4.2	Registration Rights Agreement, dated as of February 28, 2003, among the Registrant and International Transmission Holdings Limited Partnership (2)

4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (2)

4.4	First Supplemental Indenture, dated as of July 16, 2003, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (2)

4.5	First Mortgage and Deed of Trust, dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (2)

4.6	First Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (2)

4.7	Second Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (2)

4.8	Amendment to Second Supplemental Indenture, dated as of January 19, 2005, between International Transmission Company and BNY Midwest Trust Company, as trustee (2)

10.1	Form of Amended and Restated Agreement of Limited Partnership of International Transmission Holdings Limited Partnership (2)

*10.2	Amended and Restated Management, Consulting and Financial Services Letter Agreement, dated June 1, 2005, among Kohlberg Kravis Roberts & Co. L.P., International Transmission Holdings Limited Partnership, the Registrant and International Transmission Company (2)

*10.3	Amended and Restated Management, Consulting and Financial Services Letter Agreement, dated June 1, 2005, among Trimaran Fund Management, L.L.C., International Transmission Holdings Limited Partnership, the Registrant and International Transmission Company (2)

*10.4	Amended and Restated Management, Consulting and Financial Services Letter Agreement, dated June 1, 2005, among International Transmission Holdings Limited Partnership, the Registrant and International Transmission Company (2)

*10.5	VCOC Rights Letter, dated February 25, 2003, among International Transmission Holdings Limited Partnership, the Registrant, International Transmission Company and KKR Millennium Fund, L.P. (2)

*10.6	VCOC Rights Letter, dated February 25, 2003, among International Transmission Holdings Limited Partnership, the Registrant, International Transmission Company and Trimaran Fund II, L.L.C. (2)

*10.7	Forms of Management Stockholder’s Agreements (2)

*10.8	Form of First Amendment to Management Stockholder’s Agreement (1)

*10.9	Forms of Waiver and Agreement for Executive Stockholders (2)

*10.10	Form of Waiver and Agreement for Non-Executive Stockholders (2)

*10.11	Form of Sale Participation Agreement (2)

*10.12	Put Agreement, dated as of February 28, 2003, by the Registrant in favor of CIBC, Inc., along with letter amendment thereto, dated March 4, 2005 (2)

*10.13	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (2)

*10.14	Form of Special Bonus Plan of the Registrant (2)

*10.15	Form of Short Term Incentive Plan of the Registrant (2)

*10.16	Form of Executive Group Special Bonus Plan of the Registrant (2)

*10.17	Management Supplemental Benefit Plan (2)

10.18	Revolving Credit Agreement, dated as of March 19, 2004, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch, as the Documentation Agent and Joint Lead Arranger, and CIBC World Markets Corp., as the Joint Lead Arranger (2)

10.19	Pledge Agreement, dated as of March 19, 2004, between the Registrant and Canadian Imperial Bank of Commerce (2)

10.20	First Amended and Restated Revolving Credit Agreement, dated as of January 12, 2005, among ITC Holdings Corp., as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman

Exhibit No.	Description of Exhibit
Islands Branch and CIBC World Markets, as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent (2)

10.21	Amendment No. 1 to the Pledge Agreement, dated as of January 12, 2005, between the Registrant and Canadian Imperial Bank of Commerce (2)

10.22	Revolving Credit Agreement, dated as of July 16, 2003, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, and Credit Suisse First Boston, Cayman Islands Branch, as the Documentation Agent and Arranger (2)

10.23	First Amended and Restated Revolving Credit Agreement, dated as of January 19, 2005, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC Inc., as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent (2)

*10.24	Employment Agreement between the Registrant and Joseph L. Welch (2)

*10.25	Form of Employment Agreements between the Registrant and Edward M. Rahill, Linda H. Blair, Richard A. Schultz and Jon Jipping (2)

*10.26	Form of Employment Agreements between the Registrant and Daniel J. Oginsky, Jim D. Cyrulewski, Joseph R. Dudak and Larry Bruneel (2)

*10.27	Deferred Compensation Plan (2)

10.28	Service Level Agreement — Construction and Maintenance/Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company, LLC (2)

*10.29	Executive Supplemental Retirement Plan (2)

10.30	Commitment Increase Supplement, dated October 4, 2005, among the registrant, LaSalle Bank Midwest N.A., and Canadian Imperial Bank of Commerce, as administrative agent (3)

10.31	Letter agreement, dated October 4, 2005, among the registrant and Canadian Imperial Bank of Commerce, as administrative agent, referencing the Pledge Agreement, dated March 19, 2004, as amended by Amendment No. 1, dated as of January 12, 2005, between the registrant and Canadian Imperial Bank of Commerce, as administrative agent (3)

10.32	Commitment Increase, dated October 4, 2005, among International Transmission Company, LaSalle Bank Midwest, N.A., and Canadian Imperial Bank of Commerce, as administrative agent (3)

*10.33	Amendment to Executive Group Special Bonus Plan, dated as of August 16, 2005 (4)

*10.34	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (4)

*10.35	Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (1)

*10.36	Executive Cash Bonus Agreement, dated as of February 8, 2006, between ITC Holdings Corp. and Daniel J. Oginsky (5)

*10.37	ITC Holdings Corp. 2006 Long-Term Incentive Plan (5)

*10.38	Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. (5)

*10.39	ITC Holdings Corp. Employee Stock Purchase Plan (5)

21	List of Subsidiaries (2)

23.1	Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries (1)

23.2	Consent of Deloitte & Touche LLP relating to International Transmission Company, LLC (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference to registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-123657).

(3)	Incorporated by reference to registrant’s Form 8-K dated October 4, 2005.

(4)	Incorporated by reference to registrant’s Form 10-Q for the quarter ended September 30, 2005.

(5)	Incorporated by reference to registrant’s Form 8-K dated February 8, 2006.