Form 10-Q
period 2006-03-31
ITC Holdings Corp.
filed 2006-05-04
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 28, 2006 was 33,284,498.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2006
DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
• “ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;
• “ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;
• “We,” “our” and “us” are references to ITC Holdings, together with all of its subsidiaries;
• “FERC” are references to the Federal Energy Regulatory Commission;
• “MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission is a member; and
• “MW” are references to megawatts (one megawatt equaling 1,000,000 watts).

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$28,601	$24,591
Accounts receivable	18,145	19,661
Inventory	23,425	19,431
Deferred income taxes	6,717	6,732
Other	2,704	2,188

Total current assets	79,592	72,603
Property, plant and equipment (net of accumulated depreciation and amortization of $419,884 and $414,852, respectively)	631,110	603,609
Other assets
Goodwill	174,256	174,256
Regulatory assets- acquisition adjustment	51,259	52,017
Other regulatory assets	5,637	6,120
Deferred financing fees (net of accumulated amortization of $2,903 and $2,564, respectively)	7,355	5,629
Other	2,970	2,405

Total other assets	241,477	240,427

TOTAL ASSETS	$952,179	$916,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,595	$27,618
Accrued payroll	1,566	3,889
Accrued interest	4,774	10,485
Accrued taxes	6,005	7,378
Other	3,446	3,288

Total current liabilities	48,386	52,658
Accrued pension liability	6,187	5,168
Accrued postretirement liability	2,670	2,299
Deferred compensation liability	658	530
Deferred income taxes	22,731	21,334
Regulatory liabilities	46,062	45,644
Asset retirement obligation	4,800	4,725
Deferred payables	3,665	3,665
Long-term debt	558,937	517,315
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,272,498 and 33,228,638 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	252,508	251,681
Retained earnings	5,747	11,792
Accumulated other comprehensive loss	(172)	(172)

Total stockholders’ equity	258,083	263,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$952,179	$916,639

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except share and per share data)	2006	2005
OPERATING REVENUES	$39,069	$42,460

OPERATING EXPENSES
Operation and maintenance	6,657	6,522
General and administrative	7,477	5,286
Depreciation and amortization	8,870	8,018
Taxes other than income taxes	5,346	4,299

Total operating expenses	28,350	24,125

OPERATING INCOME	10,719	18,335

OTHER EXPENSES (INCOME)
Interest expense	7,240	6,854
Allowance for equity funds used in construction	(522)	(580)
Other income	(301)	(305)
Other expense	150	176

Total other expenses (income)	6,567	6,145

INCOME BEFORE INCOME TAXES	4,152	12,190

INCOME TAX PROVISION	1,499	4,320

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,653	7,870

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16) (NOTE 2)	29	—

NET INCOME	$2,682	$7,870

Basic earnings per share	$0.08	$0.26
Diluted earnings per share	$0.08	$0.25

Weighted-average basic shares	32,984,807	30,341,967
Weighted-average diluted shares	33,982,045	31,140,306

Dividends declared per common share	$0.2625	$—
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,682	$7,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,870	8,018
Amortization of deferred financing fees and discount	372	363
Stock-based compensation expense	583	283
Deferred income taxes	1,412	4,320
Other long-term liabilities	1,518	720
Amortization of regulatory assets	483	483
Allowance for equity funds used in construction	(522)	(580)
Other	(546)	(226)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(13,727)	(31,063)

Net cash provided by (used in) operating activities	1,125	(9,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(28,709)	(36,112)
Other	—	229

Net cash used in investing activities	(28,709)	(35,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	99,890	—
Borrowings under revolving credit facilities	11,700	51,000
Repayments of revolving credit facilities	(70,000)	(14,700)
Dividends paid	(8,731)	—
Debt issuance costs	(1,383)	(671)
Issuance of common stock	118	—
Common stock issuance costs	—	(145)

Net cash provided by financing activities	31,594	35,484

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,010	(10,211)

CASH AND CASH EQUIVALENTS — Beginning of period	24,591	14,074

CASH AND CASH EQUIVALENTS — End of period	$28,601	$3,863

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2005 included in ITC Holdings’ Form 10-K.
     The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or GAAP, and with the instructions for Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
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
     Reclassifications — We reclassified certain prior year balances to match the current year’s financial statement presentation, primarily to combine items that had been previously presented as separate financial statement line items.
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
(in thousands)	2006	2005
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$1,516	$(3,590)
Inventory	(3,994)	(1,917)
Other current assets	(516)	(1,981)
Accounts payable	(1,265)	(568)
Accrued interest	(5,711)	(5,168)
Accrued taxes	(1,373)	(3,046)
Point-to-point revenue due to customers	—	(12,772)
Other current liabilities	(2,384)	(2,021)

Total change in current assets and liabilities	$(13,727)	$(31,063)
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$12,097	$11,175
Federal income taxes paid for alternative minimum tax	236	—
Supplementary noncash investing activities:
Additions to property, plant and equipment (a)	$19,841	$18,074

(a)	Amounts consist of current liabilities for construction labor and materials that were not included in investing activities in the periods presented. These amounts had not been paid for as of March 31, 2006 and 2005, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards 123(R), Share Based Payment
     Statement of Financial Accounting Standards 123(R) “Share Based Payment,” or SFAS 123(R), requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments made to employees, among other requirements. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. Through December 31, 2005, we had accounted for our stock-based compensation under the expense recognition provisions of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation,” or SFAS 123.
     The adoption of SFAS 123(R) resulted in an increase in income before taxes and net income of less than $0.1 million and an increase in basic and diluted earnings per share of less than $0.01 for the three months ended March 31, 2006. We did not adjust prior year amounts upon adopting SFAS 123(R) using the modified prospective method.
     We recorded less than $0.1 million of income net of tax as the cumulative effect of a change in accounting principle, resulting from our accounting under SFAS 123(R) for unvested awards that may be forfeited prior to vesting. Under SFAS 123, we recognized the effect of forfeitures on unvested awards in the periods in which they occurred. Upon the adoption of SFAS 123(R), the effect of expected forfeitures on unvested awards was estimated and reduced the cumulative amount of stock compensation expense recorded as of January 1, 2006.
     Additionally, prior to the adoption of SFAS 123(R), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for tax loss carryforwards in the Consolidated Statement of Financial Position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the three months ended March 31, 2006, we did not recognize excess tax deductions of $0.1 million as additional paid-in capital, as the deductions have not resulted in a reduction of taxes payable due to our tax loss carryforwards. Also, prior to the adoption of SFAS 123(R), any cash tax benefits realized from tax deductions for share-based awards would have been presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from realized cash tax benefits to be classified as financing cash flows. The provisions of SFAS 123(R) were recognized prospectively in the Condensed Consolidated Statement of Cash Flows and had no effect for the three months ended March 31, 2006.
Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion No. 20 and Statement of Financial Accounting Standards 3,” or SFAS 154. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change. The indirect effects should be recognized beginning in the period of the change. SFAS 154 carries forward the guidance contained in Accounting Principles Board Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 were effective for us beginning January 1, 2006. The adoption of SFAS 154 had no impact on our condensed consolidated financial statements.
3. REGULATORY MATTERS
     Revenue Deferral — ITCTransmission’s network transmission rates had been fixed at $1.075 kW/month from February 28, 2003 through December 31, 2004, or the Freeze Period. The difference between the revenue ITCTransmission would have been entitled to collect under Attachment O and the actual revenue ITCTransmission received based on the fixed transmission rate in effect during the Freeze Period, or the Revenue Deferral, will be recognized as revenue when billed. The cumulative Revenue Deferral at December 31, 2004, which was the end of the Freeze Period, was $59.7 million ($38.8 million net of tax). At the end of each year, the cumulative Revenue Deferral, net of taxes, will be included in rate base on Attachment O to determine ITCTransmission’s annual revenue requirement. The Revenue Deferral will be included ratably in rates over the five-year period beginning June 1, 2006. The Revenue

Deferral and related taxes are not reflected as an asset or as revenue in the consolidated financial statements because the Revenue Deferral does not meet the criteria to be recorded as a regulatory asset in accordance with Statement of Financial Accounting Standards 71, “Accounting for the Effects of Certain Types of Regulation.”
     Beginning January 1, 2005, ITCTransmission’s rate was $1.587 per kW/month as calculated under the Attachment O formula based primarily on FERC Form 1 data for the year ended December 31, 2003. For the period from June 1, 2005 through May 31, 2006, ITCTransmission’s rate is $1.594 per kW/month based primarily on data from the FERC Form 1 for the year ended December 31, 2004.
     Point-to-Point Revenues — For the three months ended March 31, 2006 and 2005, we recognized $1.2 million and $4.1 million, respectively, of point-to-point revenues. The rates approved by the FERC in connection with ITC Holdings’ acquisition of Predecessor ITCTransmission from DTE Energy Company, or DTE Energy, included a departure from the Attachment O formula with respect to the treatment of point-to-point revenues received during 2004 and the period from February 28, 2003 through December 31, 2003. Based on FERC orders as part of ITC Holdings’ acquisition of Predecessor ITCTransmission from DTE Energy, ITCTransmission refunded 100% of point-to-point revenues earned during the period from February 28, 2003 through December 31, 2003 in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 are deducted from ITCTransmission’s revenue requirement in determining the transmission rates.
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
     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. FERC has not yet acted on the rehearing requests filed in December 2005. As of March 31, 2006, we have reserved an estimate of $1.3 million for the anticipated May 2006 refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. We do not expect the final resolution of this matter to have a material impact on our consolidated financial statements.
     Long Term Pricing — In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment, or SECA, as set forth in previous FERC orders, that took effect December 1, 2004, and remained in effect until March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO. SECA revenue and through-and-out revenue are both accounted for as point-to-point revenues.
     From December 1, 2004 through March 31, 2006, we recorded $2.4 million of SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and will be litigated in a contested hearing before the FERC starting May 1, 2006 with an initial decision expected in August 2006. In the event a ruling requires a refund of previously recognized revenues, an adjustment to revenue would be recorded at that time. We cannot anticipate whether any refunds of amounts earned by ITCTransmission will result from this hearing or whether this matter will otherwise be settled and we have not accrued any refund amounts relating to this proceeding.
     Elimination of Transmission Rate Discount — Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we had recorded revenues based only on the amounts collected by MISO and remitted to ITCTransmission. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order and in December 2005, the FERC denied the rehearing requests. In January 2006, several complainants sought rehearing of the December 2005 order denying rehearing. Subsequently in February 2006, FERC denied the rehearing request. These complainants filed a petition for review of the July 2005 and December 2005 orders at the U.S. Court of Appeals.
4. LONG TERM DEBT
First Mortgage Bonds Series C
     On March 28, 2006, ITCTransmission issued $100.0 million of 6.125% First Mortgage Bonds, Series C, or the Series C Bonds. The Series C Bonds were issued under ITCTransmission’s First Mortgage and Deed of Trust, or the First Mortgage and Deed of Trust, dated as of July 15, 2003, between The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, or the Trustee, as supplemented by the Third Supplemental Indenture thereto, dated as of March 28, 2006, between ITCTransmission and the Trustee, or the Third Supplemental Indenture, and, together with the First Mortgage and Deed of Trust, or the Indenture. The Series C Bonds are secured by a first mortgage lien on substantially all of ITCTransmission’s real and tangible personal property equally with all other securities previously issued or issued in the future under the First Mortgage and Deed of Trust, with such exceptions as are described in, and such releases as are permitted by, the Indenture.
     Interest on the Series C Bonds is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2006 at a fixed rate of 6.125% per annum. ITCTransmission may redeem the Series C Bonds at any time, in whole or in part, at a “Make Whole Price” equal to the greater of (1) 100% of the principal amount of the Series C Bonds being redeemed and (2) the sum of the present values of the remaining scheduled principal and interest payments on the Series C Bonds discounted to the redemption date at the Adjusted Treasury Rate (as defined in the Indenture), plus, in each case, accrued and unpaid interest on the Series C Bonds to, but not including, the redemption date. The principal amount is payable in a lump sum on March 31, 2036.
     The Series C Bonds and the Indenture contain customary events of default, including, without limitation, failure to pay principal on any Indenture Security (as defined in the Indenture) when due; failure to pay interest on any Indenture Security for 30 days after becoming due; and failure to comply with certain covenants and warranties contained in the Indenture for a period of 60 days after written notice from the trustee or the holders of 25% of the aggregate principal amount of Indenture Securities then outstanding. If an “Event of Default” (as defined in the Indenture) occurs and is continuing, the Trustee or the “Holders” (as defined in the Indenture) of not less than 25% in aggregate principal amount of the Indenture Securities outstanding may declare the principal amount of all the Indenture Securities to be due and payable immediately. There are no financial convenants under the Series C Bonds.
Revolving Credit Facilities and First Mortgage Bonds Series B
     On March 24, 2006, ITCTransmission entered into Amendment No. 1, or the ITCTransmission Amendment, to the First Amended and Restated Revolving Credit Agreement, dated January 19, 2005. The ITCTransmission Amendment extended the revolving credit maturity date under the First Amended and Restated Revolving Credit Agreement from March 19, 2007 to March 10, 2010. On March 24, 2006, ITCTransmission also entered into a Second Amendment to Second Supplemental Indenture that extended the maturity date of its First Mortgage Bonds, Series B from March 19, 2007 to March 10, 2010. At March 31, 2006, ITCTransmission had no amounts outstanding under its revolving credit facility and had total commitments under its revolving credit facility of $75.0 million.

     On March 24, 2006, ITC Holdings Corp. entered into Amendment No. 1, or the ITC Holdings Amendment, to the First Amended and Restated Revolving Credit Agreement, dated January 12, 2005. The ITC Holdings Amendment extended the revolving credit maturity date under the First Amended and Restated Revolving Credit Agreement from March 19, 2007 to March 10, 2010. At March 31, 2006, ITC Holdings had borrowings of $8.0 million outstanding under its revolving credit facility and had total commitments under its revolving credit facility of $50.0 million.
5. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three months ending March 31, 2006 and 2005 is presented in the following table:

	Three months ended
	March 31,
(In thousands, except share and per share data)	2006	2005
Basic earnings per share:
Net income	$2,682	$7,870
Weighted-average shares outstanding	32,984,807	30,341,967

Basic earnings per share	$0.08	$0.26

Diluted earnings per share:
Net income	$2,682	$7,870
Weighted-average shares outstanding	32,984,807	30,341,967
Incremental shares of stock-based awards	997,238	798,339

Weighted-average dilutive shares outstanding	33,982,045	31,140,306

Diluted earnings per share	$0.08	$0.25

     Basic earnings per share excludes 280,298 and 344,629 shares of restricted common stock at March 31, 2006 and 2005, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     There were 26,000 potential shares of common stock at March 31, 2006 relating to unvested restricted stock awards that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive. There were no such shares at March 31, 2005.
6. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on annual employer contributions and interest credits. We have also established two supplemental nonqualified, noncontributory, unfunded retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans.

     Net pension cost for the three months ended March 31, 2006 and 2005 includes the following components:

	Three months ended
	March 31,
(in thousands)	2006	2005
Service cost	$294	$225
Interest cost	251	144
Expected return on plan assets	(107)	(72)
Amortization of prior service cost	123	122
Amortization of unrecognized (gain)/loss	458	(1)

Net pension cost	$1,019	$418

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits.
     Net postretirement cost for the three months ended March 31, 2006 and 2005 includes the following components:

	Three months ended
	March 31,
(in thousands)	2006	2005
Service cost	$295	$250
Interest cost	68	46
Expected return on plan assets	(10)	(3)
Amortization of actuarial loss	19	8

Net postretirement cost	$372	$301

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.3 million for both the three months ended March 31, 2006 and 2005.
7. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors gives consideration to dividends paid, or expected to be paid, on our common stock. During the first quarter of 2006, our board of directors authorized awards under the special bonus plans of $0.7 million, with $0.3 million relating to vested awards that were recorded to general and administrative expenses and $0.4 million relating to awards that are expected to vest over periods ranging from 24 to 53 months. During the three months ended March 31, 2006, we recorded general and administrative expenses of $0.1 million for the amortization of awards that are expected to vest, which includes amortization of awards granted during 2005. During the three months ended March 31, 2006, we made contributions of $0.2 million to fund the special bonus plans for non-executive employees which is recorded in other assets.
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
Consumers Energy Company
     In 2004, ITCTransmission received a demand for reimbursement from the Consumers Energy Company, or Consumers, the previous owner of Michigan Electric Transmission Company, which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers to its employees for the operation of the Michigan Electric Coordinated Systems pool center in 2002. In December 2005, Consumers filed a lawsuit against ITCTransmission, The Detroit Edison Company and DTE Energy Company seeking reimbursement from either party. In March 2006, ITCTransmission was formally served with the complaint and in May 2006 answered the complaint. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
Michigan Public Power Agency Receivable and Revenues
     The Michigan Public Power Agency, or MPPA, has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We have $4.4 million of accounts receivable as of March 31, 2006 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through March 2006 for which MPPA has not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission is pursuing. Although we believe we have appropriately billed MPPA under the terms of the Ownership and Operating Agreement, we have reserved an amount of $0.9 million relating to this matter at March 31, 2006 resulting in a net amount of accounts receivable from MPPA of $3.5 million. We will continue to vigorously support the validity of our billings during arbitration proceedings. Due to the status of this matter, it is not possible to predict its outcome with any degree of certainty.
     MPPA has counterclaimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITCTransmission. MPPA has contended previously that amounts it owes to ITCTransmission under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. We do not expect that the resolution of the MPPA counterclaim will have a material adverse effect on our consolidated results of operations, cash flows, or financial position. MPPA also alleged that ITCTransmission is improperly retaining MPPA revenue, totaling $2.1 million at March 31, 2006, which MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expect to remit these retained amounts in the event we execute a revenue distribution agreement and collect the accounts receivable from MPPA. The amount payable to MPPA has not been netted against the $4.4 million account receivable from MPPA as it does not meet the criteria to set off the balances in our statement of financial position.
Thumb Loop Project
     ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. A state trial court has granted ITCTransmission’s request for a preliminary injunction, finding that ITCTransmission is substantially likely to succeed on its claim that ITCTransmission is not overburdening its easement and that ITCTransmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.2 million as of March 31, 2006. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.

Property Taxes
     Numerous municipalities applied their own valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. ITCTransmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. ITCTransmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, ITCTransmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, ITCTransmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. As of March 31, 2006, we have paid $1.4 million and expect to pay an additional $0.6 million for a total of $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter.
     ITCTransmission also appealed the assessments for certain real property for which the assessed value at December 31, 2003 was uncapped as a result of a change in real property ownership upon the acquisition of ITCTransmission. The assessed values at December 31, 2003 were the basis for 2004 property tax expense. For the real property parcels that have been appealed, ITCTransmission expensed and paid to municipalities the total assessed taxes relating to 2004 in the amount of $1.7 million. In the fourth quarter of 2005, ITCTransmission recorded a reduction to property tax expense totaling $0.1 million for property tax refunds related to the real estate tax appeals. Any reductions of these assessments would be and have been recorded as a reduction to property tax expense when realized and are not expected to be material.
     The December 31, 2005 tax assessments received from the municipalities were the basis for 2006 property taxes and used the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to 2006 is based on an estimated total annual liability of $19.0 million.
Put Agreements
     In connection with the investment by certain management stockholders in ITC Holdings, a bank affiliated with one of the limited partners of IT Holdings Partnership, or the Lending Bank, provided some of the management stockholders with loans to acquire shares of our common stock. The loans are evidenced by notes made by certain management stockholders who are not executive officers and require a pledge of each management stockholder’s shares of ITC Holdings’ common stock. As a condition to making these loans, ITC Holdings entered into put agreements with the Lending Bank pursuant to which ITC Holdings agreed that upon the occurrence of certain events, ITC Holdings would be assigned the note and pledge and would either pay the Lending Bank the aggregate principal amount outstanding of the note plus interest thereon or execute a demand promissory note in a principal amount equal to the aggregate principal amount outstanding of the note plus interest thereon.
     The put agreements with the Lending Bank will remain in effect until the date when the ITC Holdings obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was $0.4 million at March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in Item 1A – Risk Factors of our Form 10-K for the fiscal year ended December 31, 2005 (as modified by Part II Item A of this Form 10-Q), and the following:
•	ITC Holdings is a holding company with no operations, and unless ITC Holdings receives dividends or other payments from ITCTransmission, ITC Holdings will be unable to pay dividends to its stockholders and fulfill its cash obligations;

•	certain elements of ITCTransmission’s cost recovery through rates can be challenged which could result in lowered rates and have an adverse effect on our business, financial condition and results of operations;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisition or development opportunities or other transactions;

•	changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders;

•	if the network load on ITCTransmission’s transmission system is lower than expected, our revenues would be reduced;

•	ITCTransmission’s operating results fluctuate on a seasonal and quarterly basis;

•	ITCTransmission depends on The Detroit Edison Company, or Detroit Edison, its primary customer, for a substantial portion of its revenues, and any material failure by Detroit Edison to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and our debt obligations;

•	deregulation and/or increased competition may adversely affect ITCTransmission’s customers, or Detroit Edison’s customers, which in turn may reduce our revenues;

•	hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s operations or the imposition of civil or criminal penalties;

•	ITCTransmission is subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	because we are controlled by the International Transmission Holdings Limited Partnership, or IT Holdings Partnership, the ability of stockholders of ITC Holdings, other than the IT Holdings Partnership, to influence our management and policies will be severely limited;

•	we are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing;

•	adverse changes in our credit ratings may negatively affect us;

•	ITCTransmission’s actual capital expenditures may be lower than planned, which would decrease ITCTransmission’s expected rate base and therefore our revenues;

•	certain provisions in our debt instruments limit our capital flexibility;

•	our ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or dividend payments to our stockholders;

•	future transactions may limit our ability to use our net operating loss carryforwards; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission.
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
     ITCTransmission is the first independently owned and operated electricity transmission company in the United States. ITCTransmission owns, operates and maintains a regulated, high-voltage transmission system that transmits electricity to local electricity distribution facilities from generating stations in Michigan, other midwestern states and Ontario, Canada. ITCTransmission became independent of market participants (generally, those that sell or broker electricity) as a result of DTE Energy Company’s, or DTE Energy, divestiture of its electricity transmission business, consistent with the FERC and State of Michigan policy initiatives encouraging the formation of independent transmission companies. The FERC’s transmission policy was developed in part in response to the significant historical underinvestment in transmission infrastructure in the United States and the potential for discrimination that arises when a utility operates transmission and generation facilities within the same region.
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

     Significant items that influenced our financial position and result of operations for the three months ended March 31, 2006 or may affect future results are:
•	Capital investment of $34.8 million resulting from our focus on improving system reliability;

•	Lower revenues and cash flows due to lower point-to-point revenues of $2.8 million; and

•	ITCTransmission’s issuance of $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036.
     These items are discussed in more detail below.
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
     Absent any other factors, there are two known items that will cause an increase in the rate at June 1, 2006. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 will be included in ITCTransmission’s rates in each of the following five 12-month periods.
     The other component of the increase in our June 1, 2006 rate that is expected to continue to increase our rates in future years is the result of our five- to seven-year capital investment program. ITCTransmission strives for high reliability for its system and low delivered costs of electricity to end-use consumers. We continually assess our transmission system against standards established by the North American Electric Reliability Council and ReliabilityFirst Corporation which are electric industry organizations that, in part, develop standards for reliability and monitor compliance with those standards. Analysis of the transmission system against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. Moreover, on August 8, 2005 the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We also assess our transmission system against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s system, which in turn reduces the delivered cost of energy to end-use customers.
     As of December 31, 2005, we had completed the first year of our five- to seven-year capital investment program through which we expect to invest a total of $1 billion in needed infrastructure improvements to the transmission system. In 2005, we invested $117.8 million in property, plant and equipment and for the three months ended March 31, 2006, we invested $34.8 million in property, plant and equipment. We expect total investments in property, plant and equipment in 2006 to be at least $135 million based on projects currently planned or being considered. Investments in property, plant and equipment could vary due to the impact of weather conditions, the price and availability of labor and materials, our ability to obtain any necessary financing, limitations on the amount of construction that can be undertaken on our system at any one time, the need for regulatory approvals, restraints imposed by legal proceedings, and variances between estimated and actual costs of construction contracts awarded. Additions to property, plant and equipment, when placed in-service upon completion of the capital project, are added to rate base each year. Property, plant and equipment additions in excess of depreciation and amortization expense as presented in the following table result in an expansion of rate base when these additions are placed in-service. Generally, depreciation and amortization expense is expected to increase proportionately with the additions to property, plant and equipment placed in-service. We expect $110 million to $120 million of property, plant and equipment additions to be placed in-service in 2006 and added to rate base.

     Our capital investment strategy is aligned with FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based primarily on the levels of prudent and necessary capital investment and maintenance spending on our transmission system. We do not use revenues or net income as the primary measure of our performance. Revenues and net income vary between the current year and prior year based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period vary from the data on which the Attachment O rate is based, ITCTransmission will earn more or less revenue during that annual period and therefore will recover more or less than its revenue requirement. However, this recovery of more or less than ITCTransmission’s revenue requirement is taken into account by Attachment O in the following period. Therefore, Attachment O has the effect of smoothing the recovery of ITCTransmission’s revenue requirement over time. The Attachment O template is completed on an annual basis, and the formulaic rate setting mechanism adjusts ITCTransmission’s network transmission rates for differences experienced from the prior year, including the amount of network load, operating expenses and capital additions.
     Our point-to-point revenue for the year ending December 31, 2006 will be negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. We expect an overall decrease in point-to-point revenues of $8.0 million to $12.0 million in 2006 compared to 2005. The expected level of these revenues for 2006 could change due to other factors that affect point-to-point revenues.

     The total of the monthly peak loads for the three months ended March 31, 2006 was down 1.5% compared to the corresponding totals for the three months ended March 31, 2005.
Monthly Peak Load (in MW)

	2006	2005	2004	2003	2002
January	7,754	8,090	8,022	7,608	7,668
February	7,667	7,672	7,656	7,437	7,572
March	7,554	7,562	7,434	7,542	7,566
April	7,035	7,299	7,305	6,934	8,386
May		7,678	8,718	7,017	8,702
June		12,108	11,114	11,266	11,067
July		11,822	11,344	10,225	11,423
August		12,308	10,877	11,617	11,438
September		10,675	9,841	8,717	10,894
October		9,356	7,197	7,369	8,645
November		7,943	7,832	7,843	7,271
December		8,344	8,469	8,124	7,772

Total		110,857	105,809	101,699	108,404

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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months			Percentage
	ended March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
(In thousands)
OPERATING REVENUES	$39,069	$42,460	$(3,391)	(8.0)%

OPERATING EXPENSES
Operation and maintenance	6,657	6,522	135	2.1%
General and administrative	7,477	5,286	2,191	41.4%
Depreciation and amortization	8,870	8,018	852	10.6%
Taxes other than income taxes	5,346	4,299	1,047	24.4%

Total operating expenses	28,350	24,125	4,225	17.5%

OPERATING INCOME	10,719	18,335	(7,616)	(41.5)%

OTHER EXPENSES (INCOME)
Interest expense	7,240	6,854	386	5.6%
Allowance for equity funds used in construction	(522)	(580)	58	(10.0)%
Other income	(301)	(305)	4	(1.3)%
Other expense	150	176	(26)	(14.8)%

Total other expenses (income)	6,567	6,145	422	6.9%

INCOME BEFORE INCOME TAXES	4,152	12,190	(8,038)	(65.9)%

INCOME TAX PROVISION	1,499	4,320	(2,821)	(65.3)%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,653	7,870	(5,217)	(66.3)%

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	29	—	29	n/a

NET INCOME	$2,682	$7,870	$(5,188)	(65.9)%

Operating Revenues.
     The following table sets forth the components of and changes in operating revenues for the three months ended March 31:

						Percentage
	2006		2005		Increase	Increase
	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
(In thousands)
Network	$36,078	92.3%	$36,577	86.2%	$(499)	(1.4)%
Point-to-point	1,245	3.2%	4,087	9.6%	(2,842)	(69.5)%
Scheduling, control and dispatch	1,313	3.4%	1,332	3.1%	(19)	(1.4)%
Other	433	1.1%	464	1.1%	(31)	(6.7)%

Total	$39,069	100%	$42,460	100%	$(3,391)	(8.0)%

     Network revenues decreased due to a 1.5% decrease in the total of the monthly peak loads for the three months ended March 31, 2006 compared to the three month ended March 31, 2005 resulting in a reduction in network revenues of $0.6 million. This decrease was partially offset by an increase of $0.2 million due to an increase in the rate used for network revenues from $1.587 per kW/month for the three months ending March 31, 2005 to $1.594 per kW/month for the three months ending March 31, 2006.

     Point-to-point revenues decreased primarily due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface for a decrease of $1.1 million, the elimination of the Sub-Regional Rate Adjustment in October 2005 of $0.9 million, $0.2 million due to Seams Eliminations Cost Adjustment and $0.6 million due to additional refunds recognized for redirected transmission service revenue as discussed in Note 3 of the Notes of the Condensed Consolidated Financial Statements included in this Form 10-Q. Additionally a $0.6 million decrease resulted from reduced demand for long-term point-to-point reservations which may be related to the emergence of the MISO energy market in 2005. These decreases were partially offset by $0.6 million of point-to-point revenue not recognized during the three months ended March 31, 2005 for amounts held in escrow relating to the Elimination of Transmission Rate Discount matter described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. There were no such amounts recognized for the three months ended March 31, 2006.
Operating Expenses.
Operation and maintenance expenses
     Operation and maintenance expenses increased due to additional maintenance of underground transmission lines of $0.2 million, and $0.4 million due to various net increases. These increases were partially offset by a decrease in vegetation management of $0.5 million as a result of the accelerated maintenance activities undertaken in 2005.
General and administrative expenses
     General and administrative expenses increased due to higher compensation and benefits expense of $1.3 million primarily resulting from personnel additions for corporate and other functions needed to support our increased level of capital and maintenance activities, $0.3 million due to fees associated with the audit of our internal control over financial reporting, $0.3 million due to higher insurance premiums, $0.3 million related to higher stock compensation expense associated with July 2005 option awards and $0.4 million for compensation expense under the special bonus plans. These increases were partially offset by a decrease in management expenses of $0.3 million due to the termination of certain management agreements during 2005 following ITC Holdings’ initial public offering of common stock.
Depreciation and amortization expenses
     Depreciation and amortization expenses increased due to a higher depreciable asset base primarily as a result of property, plant and equipment additions during 2005.
Taxes other than income taxes
     Taxes other than income taxes increased as a result of higher property tax expenses of $0.6 million primarily due to ITCTransmission’s 2005 capital additions which are included in the assessments for 2006 personal property taxes. Taxes other than income taxes also increased by $0.4 million due to Michigan Single Business Tax expenses.
Other Expenses (Income).
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

LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding from either our existing equity investors or in the financial markets. We expect that our capital requirements will arise principally from our need to:
•	fund capital expenditures. We invested $34.8 million in additional property, plant and equipment in the three months ended March 31, 2006 and expect the level of capital investment to be at least $135 million in 2006. Our plans with regard to property, plant and equipment investments are described in detail above under “— Overview” and “— Trends and Seasonality;”

•	fund working capital requirements;

•	fund ITC Holdings’ and ITCTransmission’s debt service requirements. During the three months ended March 31, 2006, we paid $12.1 million of interest expense and expect the level of borrowings and interest expense in 2006 to be at least at the 2005 level; and

•	fund distributions to shareholders on ITC Holdings’ common stock. On February 8, 2006, our Board of Directors declared a quarterly cash dividend on ITC Holdings’ common stock of $0.2625 per share, for which we paid $8.7 million on March 15, 2006 to shareholders of record on March 1, 2006. The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our existing revolving credit facilities as needed to meet our short-term cash requirements. On March 24, 2006, we extended the maturity dates of ITCTransmission’s and ITC Holdings’ revolving credit facilities, as well as the underlying First Mortgage Bonds Series B, from March 19, 2007 to March 10, 2010.
     For our long-term capital requirements, we expect that we will need to issue additional debt and we believe we have the ability to borrow additional amounts in the financial markets. On March 28, 2006, ITCTransmission issued $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036 as described in Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. We also may secure additional funding from IT Holdings Partnership, our largest shareholder.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2006 and net cash used in operating activities was $9.8 million for the three months ended March 31, 2005. We generally experience low operating cash flows during the first quarter as a result of the seasonality of operating revenues, as well as property taxes and interest payments made during the first quarter. The increase in operating cash flows in the first quarter of 2006 compared with 2005 was primarily due to the refund to customers of $12.8 million of 2004 point-to-point revenues paid during the three months ending March 31, 2005. This increase in operating cash flows was partially offset by a $3.4 million decrease in operating revenues for the three months ended March 31, 2006 primarily related to lower point-to-point revenues in 2006 compared to 2005.
Cash Flows From Investing Activities
     Net cash used in investing activities was $28.7 million and $35.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used in investing activities was primarily due to the timing of payments for our additions to property, plant and equipment.

Cash Flows From Financing Activities
     Net cash provided by financing activities was $31.6 million and $35.5 million for the three months ended March 31, 2006 and 2005, respectively. The decrease was due primarily to dividends paid during the three months ended March 31, 2006 of $8.7 million partially offset by net increases in borrowing activities.
     Proceeds from ITCTransmission’s $100.0 million ($99.9 million net of discount) bond offering on March 28, 2006 were used primarily to repay amounts that were outstanding on ITCTransmission’s revolving credit facility of $70.0 million. The remaining proceeds are expected to be used to partially fund our capital expenditure program and for general corporate purposes.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2005. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations outside the ordinary course of business during the three months ended March 31, 2006.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2005 are considered by management to be the most important to an understanding of the financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2006, ITC Holdings had $8.0 million outstanding under its revolving credit facility, which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITC Holdings’ short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.1 million for an annual period on a constant borrowing level of $8.0 million.
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of the ITCTransmission 4.45% First Mortgage Bonds Series A, ITCTransmission 6.125% First Mortgage Bonds Series C, and ITC Holdings 5.25% Senior Notes was $522.9 million at March 31, 2006. The total book value of the ITCTransmission 4.45% First Mortgage Bonds Series A, ITCTransmission 6.125% First Mortgage Bonds Series C, and ITC Holdings 5.25% Senior Notes was $550.9 million at March 31, 2006. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt at March 31, 2006. An increase in interest rates of 10% at March 31, 2006 would decrease the fair value of debt by $23.0 million, and a decrease in interest rates of 10% at March 31, 2006 would increase the fair value of debt by $24.8 million.
     As described in our Form 10-K for the fiscal year ended December 31, 2005, we are also subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, our primary customer. There has been no material change in these risks during the three months ended March 31, 2006.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to cause the material information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The only material change to the risk factors listed in Item 1A of the Form 10-K for the fiscal year ended December 31, 2005 is set forth below. We had previously disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2005 that the Attachment O rate setting mechanism used by ITCTransmission has only been approved through January 31, 2008, subject to further extension that must be approved by the FERC. We also disclosed that after January 31, 2008, we cannot predict whether the FERC will change its policies or regulations or whether the approved transmission rates, rate determination mechanism or methodologies will be changed. Based on further review and information recently received, however, we now do not believe that Attachment O requires any FERC-approved extension to remain in effect after January 2008, as was previously disclosed. The fourth risk factor in Item 1A of our Form 10-K is therefore amended and restated in its entirety as follows:
     Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.
     Attachment O, which is the mechanism used by ITCTransmission to calculate its annual revenue requirement, will be used by ITCTransmission for that purpose until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. Such determinations could result from challenges made at the FERC by interested parties in a proceeding under Section 206 of the Federal Power Act, or FPA, or by an application or investigation initiated by ITCTransmission or the FERC under Section 205 of the FPA. We cannot predict whether the approved rate methodologies will be changed.
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

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report or incorporated in this report by reference. Our SEC file number is 001-32576.

Exhibit No.	Description of Document

4.9**	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee.

4.10**	Third Supplemental Indenture, dated as of March 28, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee.

10.36*	Executive Cash Bonus Agreement, dated as of February 8, 2006, between the Company and Daniel J. Oginsky

10.37*	ITC Holdings Corp. 2006 Long-Term Incentive Plan

10.38*	Amendment No. 1, dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp.

10.39*	ITC Holdings Corp. Employee Stock Purchase Plan

10.40**	Amendment No. 1, dated as of March 24, 2006, to the First Amended and Restated Revolving Credit Agreement, dated as of January 12, 2005, among ITC Holdings Corp., as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Island Branch and CIBC World Markets, as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent.

10.41**	Amendment No. 1, dated as of March 24, 2006, to the First Amended and Restated Revolving Credit Agreement, dated as of January 19, 2005, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC Inc., as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Purchase Agreement dated March 22, 2006 between International Transmission Company and Credit Suisse Securities (USA) LLC

*	Incorporated by reference to registrant’s Form 8-K filed on February 14, 2006.
**	Incorporated by reference to registrant’s Form 8-K filed on March 30, 2006.
***	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 4, 2006

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch

Joseph L. Welch
Director, President and Chief Executive
Officer (duly authorized officer)

By:	/s/ Edward M. Rahill

Edward M. Rahill
Senior Vice President – Finance and Chief
Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description of Document
4.9**	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee.

4.10**	Third Supplemental Indenture, dated as of March 28, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee.

10.36*	Executive Cash Bonus Agreement, dated as of February 8, 2006, between the Company and Daniel J. Oginsky

10.37*	ITC Holdings Corp. 2006 Long-Term Incentive Plan

10.38*	Amendment No. 1, dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp.

10.39*	ITC Holdings Corp. Employee Stock Purchase Plan

10.40**	Amendment No. 1, dated as of March 24, 2006, to the First Amended and Restated Revolving Credit Agreement, dated as of January 12, 2005, among ITC Holdings Corp., as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Island Branch and CIBC World Markets, as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent.

10.41**	Amendment No. 1, dated as of March 24, 2006, to the First Amended and Restated Revolving Credit Agreement, dated as of January 19, 2005, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC Inc., as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Purchase Agreement dated March 22, 2006 between International Transmission Company and Credit Suisse Securities (USA) LLC

*	Incorporated by reference to registrant’s Form 8-K filed on February 14, 2006.
**	Incorporated by reference to registrant’s Form 8-K filed on March 30, 2006.
***	Filed herewith.