Form 10-Q
period 2006-06-30
ITC Holdings Corp.
filed 2006-08-10
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of August 7, 2006 was 33,301,308.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2006
DEFINITIONS
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$46,604	$24,591
Accounts receivable	24,164	19,661
Inventory	24,284	19,431
Deferred income taxes	9,288	6,732
Other	2,476	2,188

Total current assets	106,816	72,603
Property, plant and equipment (net of accumulated depreciation and amortization of $421,452 and $414,852, respectively)	661,126	603,609
Other assets
Goodwill	174,256	174,256
Regulatory assets- acquisition adjustment	50,502	52,017
Other regulatory assets	5,154	6,120
Deferred financing fees (net of accumulated amortization of $3,177 and $2,564, respectively)	7,087	5,629
Other	5,438	2,405

Total other assets	242,437	240,427

TOTAL ASSETS	$1,010,379	$916,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,490	$27,618
Accrued payroll	2,167	3,889
Accrued interest	11,874	10,485
Accrued taxes	9,552	7,378
Other	4,163	3,288

Total current liabilities	59,246	52,658
Accrued pension liability	5,322	5,168
Accrued postretirement liability	3,042	2,299
Deferred compensation liability	756	530
Deferred income taxes	29,586	21,334
Regulatory liabilities	45,782	45,644
Asset retirement obligation	4,873	4,725
Deferred payables	2,444	3,665
Long-term debt	600,971	517,315
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,301,308 and 33,228,638 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	253,522	251,681
Retained earnings	5,007	11,792
Accumulated other comprehensive loss	(172)	(172)

Total stockholders’ equity	258,357	263,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010,379	$916,639

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING REVENUES	$48,475	$50,718	$87,544	$93,178

OPERATING EXPENSES
Operation and maintenance	7,118	9,869	13,775	16,391
General and administrative	7,988	4,725	15,465	10,011
Depreciation and amortization	9,084	8,154	17,954	16,172
Taxes other than income taxes	4,984	3,820	10,330	8,119

Total operating expenses	29,174	26,568	57,524	50,693

OPERATING INCOME	19,301	24,150	30,020	42,485

OTHER EXPENSES (INCOME)
Interest expense	7,894	7,154	15,134	14,008
Allowance for equity funds used during construction	(838)	(891)	(1,360)	(1,471)
Other income	(249)	(163)	(550)	(468)
Other expense	111	82	261	258

Total other expenses (income)	6,918	6,182	13,485	12,327

INCOME BEFORE INCOME TAXES	12,383	17,968	16,535	30,158

INCOME TAX PROVISION	4,384	6,352	5,883	10,672

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	7,999	11,616	10,652	19,486

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16) (NOTE 2)	—	—	29	—

NET INCOME	$7,999	$11,616	$10,681	$19,486

Basic earnings per share	$0.24	$0.38	$0.32	$0.64
Diluted earnings per share	$0.23	$0.37	$0.31	$0.62

Weighted-average basic shares	33,006,790	30,341,967	32,995,858	30,341,967
Weighted-average diluted shares	34,050,589	31,243,808	33,971,975	31,262,592

Dividends declared per common share	$0.2625	$—	$0.5250	$—
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,681	$19,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,954	16,172
Amortization of deferred financing fees and discount	679	727
Stock-based compensation expense	1,294	519
Deferred income taxes	5,696	10,581
Other long-term liabilities	1,124	1,439
Amortization of regulatory assets	966	966
Allowance for equity funds used during construction	(1,360)	(1,471)
Other	(640)	(1,546)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(12,140)	(32,533)

Net cash provided by operating activities	24,254	14,340

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(66,077)	(61,928)
METC acquisition costs	(534)	—
Other	—	296

Net cash used in investing activities	(66,611)	(61,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	99,890	—
Repayments of long-term debt	—	(46)
Borrowings under revolving credit facilities	70,700	55,300
Repayments of revolving credit facilities	(87,000)	(18,700)
Dividends paid	(17,470)	—
Debt issuance costs	(2,031)	(673)
Issuance of common stock	304	—
Common stock issuance costs	(23)	(477)

Net cash provided by financing activities	64,370	35,404

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	22,013	(11,888)

CASH AND CASH EQUIVALENTS — Beginning of period	24,591	14,074

CASH AND CASH EQUIVALENTS — End of period	$46,604	$2,186

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
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
(in thousands)	2006	2005
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(4,503)	$(12,490)
Inventory	(4,853)	(4,471)
Other current assets	(288)	(3,769)
Accounts payable	(3,580)	(1,515)
Accrued interest	1,389	672
Accrued taxes	2,174	296
Point-to-point revenue due to customers	(631)	(12,692)
Other current liabilities	(1,848)	1,436

Total change in current assets and liabilities	$(12,140)	$(32,533)
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$12,100	$11,642
Federal income taxes paid for alternative minimum tax	336	90
Supplementary noncash investing activities:
Additions to property, plant and equipment (a)	$19,908	$17,875

(a)	Amounts consist of current liabilities for construction labor and materials that were not included in cash flows from investing activities in the periods presented. These amounts had not been paid for as of June 30, 2006 and 2005, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
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

     The adoption of SFAS 123(R) resulted in an increase in income before taxes and net income of less than $0.1 million and an increase in basic and diluted earnings per share of less than $0.01 for the six months ended June 30, 2006. We were not required to adjust prior year amounts upon adopting SFAS 123(R) using the modified prospective method.
     We recorded a cumulative effect of a change in accounting principle of less than $0.1 million of income net of tax, resulting from a change in our accounting for unvested awards that may be forfeited prior to vesting. Under SFAS 123, we recognized the effect of forfeitures on unvested awards in the periods in which they occurred. Upon the adoption of SFAS 123(R), the effect of expected forfeitures on unvested awards was estimated and reduced the cumulative amount of stock compensation expense recorded as of January 1, 2006.
     Additionally, prior to the adoption of SFAS 123(R), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for tax loss carryforwards in the Consolidated Statement of Financial Position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the six months ended June 30, 2006, we did not recognize excess tax deductions of $0.2 million as additional paid-in capital, as the deductions have not resulted in a reduction of taxes payable due to our tax loss carryforwards. Also, prior to the adoption of SFAS 123(R), any cash tax benefits realized from tax deductions for share-based awards would have been presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from realized cash tax benefits to be classified as financing cash flows. The provisions of SFAS 123(R) were recognized prospectively in the Condensed Consolidated Statement of Cash Flows and had no effect for the six months ended June 30, 2006.
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, is an interpretation of Statement of Financial Accounting Standards 109, “Accounting for Income Taxes,” or SFAS 109, and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. The provisions of FIN 48 are effective for us beginning January 1, 2007, and we do not expect that it will have a material effect on our consolidated financial statements.
3. ACQUISITIONS
Pending Acquisition of Michigan Electric Transmission Company, LLC
     On May 11, 2006, ITC Holdings entered into a purchase agreement with TE Power Opportunities Investors, L.P., Mich 1400 LLC, MEAP US Holdings Ltd., Macquarie Essential Assets Partnership, or MEAP, Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P. and the other parties thereto, whom we collectively refer to as the “Selling Shareholders.” Pursuant to the purchase agreement, ITC Holdings will acquire indirect ownership of all the partnership interests in Michigan Transco Holdings, Limited Partnership, or MTH, the sole member of Michigan Electric Transmission Company, LLC, or METC, for an expected aggregate purchase price of $555.6 million plus approximately $310.9 million of MTH and METC debt assumed, redeemed or refinanced, which we refer to as the “Acquisition.” As with ITCTransmission, METC is an electric transmission utility, with rates regulated by the FERC and established on a cost-of-service model. METC’s service area covers approximately two-thirds of Michigan’s lower peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points.
     Under the terms of the purchase agreement, the Selling Shareholders will receive approximately $485.6 million in cash. In addition, shares of our common stock with a value of $70.0 million will be issued to MEAP. Also as part of the Acquisition, ITC Holdings will acquire METC GP Holdings, Inc., Evercore METC Investment Inc., Evercore METC Co-Investment Inc., Macquarie Transmission Michigan Inc., NA Capital Holdings Inc. and Mich 1400 Corp. These entities collectively are expected to have federal income tax operating loss carryforwards of approximately $50.0 million at the Acquisition date which will be subject to annual limitations as a result of the Acquisition, as well as limitations that resulted from prior transactions. The Acquisition is currently anticipated to close in the second half of 2006, subject to customary closing conditions, the completion of a corporate restructuring by the sellers to facilitate the Acquisition and approval by the FERC.

4. REGULATORY MATTERS
Attachment O Network Transmission Rates
     Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO, including ITCTransmission. The network transmission rate for the period from June 1, 2006 through December 31, 2006 is $1.744 per kW/month compared to $1.594 kW/month June 1, 2005 through May 31, 2006 and $1.587 per kW/month January 1, 2005 through May 31, 2005.
Forward-Looking Attachment O
     On July 14, 2006, the FERC authorized ITCTransmission to modify the implementation of its Attachment O formula rate so that, beginning January 1, 2007, ITCTransmission will recover expenses and investments in transmission on a current rather than a lagging basis. ITCTransmission’s previous rate-setting method for network transmission rates in effect through December 31, 2006 primarily used historical FERC Form No. 1 data to establish a rate. Under the forward-looking Attachment O formula, in the fall of each year beginning in 2006, ITCTransmission will use forecasted expenses, additions to in-service property, plant and equipment, point to point revenues, network load and other items for the following calendar year to determine rates for service on the ITCTransmission system from January 1 to December 31 of the following year. The forward-looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission compares its actual revenue requirement to its billed revenues for each year. In the event billed revenues in a given year are more or less than its actual revenue requirement, which is calculated primarily using that year’s FERC Form No. 1, ITCTransmission will refund or collect additional revenues, with interest, such that customers pay only the amounts that correspond to ITCTransmission’s actual revenue requirement.
Revenue Deferral
     ITCTransmission’s network transmission rates were fixed at $1.075 kW/month from February 28, 2003 through December 31, 2004, or the Freeze Period. The difference between the revenue ITCTransmission would have been entitled to collect under Attachment O and the actual revenue ITCTransmission received based on the fixed transmission rate in effect during the Freeze Period, or the Revenue Deferral, is recognized as revenue when billed. The cumulative Revenue Deferral at December 31, 2004, which was the end of the Freeze Period, was $59.7 million ($38.8 million net of tax). At the end of each year, the cumulative Revenue Deferral, net of taxes, is included in rate base on Attachment O to determine ITCTransmission’s annual revenue requirement. The Revenue Deferral is included ratably in rates over the five-year period that began June 1, 2006. The Revenue Deferral and related taxes are not reflected as an asset or liability in the consolidated financial statements because the Revenue Deferral does not meet the criteria to be recorded as a regulatory asset or liability in accordance with Statement of Financial Accounting Standards 71, “Accounting for the Effects of Certain Types of Regulation.”
Point-to-Point Revenues
     Point-to-point revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff. For the six months ended June 30, 2006 and 2005, we recognized $2.1 million and $9.8 million, respectively, of point-to-point revenues which are included in operating revenues. The following matters relate to point-to-point revenues and have impacted our consolidated financial statements in recent periods:
     Refunds — The rates approved by the FERC in connection with ITC Holdings’ acquisition of Predecessor ITCTransmission from DTE Energy Company, or DTE Energy, included a departure from the Attachment O formula with respect to the treatment of point-to-point revenues received during 2004 and the period from February 28, 2003 through December 31, 2003. Based on FERC orders as part of ITC Holdings’ acquisition of Predecessor ITCTransmission from DTE Energy, ITCTransmission refunded 100% of point-to-point revenues earned during the period from February 28, 2003 through December 31, 2003 in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 are deducted from ITCTransmission’s revenue requirement in determining the transmission rates.
     Redirected Transmission Service — In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. ITCTransmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and ITCTransmission refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction in operating revenues in the three months ended September 30, 2005.
     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. FERC has not yet acted on the rehearing requests filed in December 2005. We had previously reserved an estimate for the refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May 2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. In the second quarter of 2006, we reduced operating revenues by $0.1 million to reserve for estimated refunds of redirected transmission services revenue received subsequent to January 2005.
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
     From December 1, 2004 through June 30, 2006, we recorded $2.5 million of SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues are subject to refund as described in the FERC order and this matter is being litigated in a contested hearing before the FERC that concluded on May 18, 2006 with an initial decision expected by August 11, 2006. ITCTransmission and other transmission owners who have collected SECA revenues are participating in settlement discussions with certain counterparties that have paid the SECA amounts. Based on the ongoing settlement discussions, we have reserved $0.4 million in the second quarter of 2006 for our estimate of the amount to be refunded to the counterparties that are participating in settlement discussions. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission will result from this hearing or whether this matter will otherwise be settled, but we do not expect the amounts to be material. We have not accrued any refund amounts relating to these counterparties.

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
5. LONG TERM DEBT
First Mortgage Bonds Series C
     On March 28, 2006, ITCTransmission issued $100.0 million of 6.125% First Mortgage Bonds, Series C, or the Series C Bonds. The Series C Bonds were issued under ITCTransmission’s First Mortgage and Deed of Trust, or the First Mortgage and Deed of Trust, dated as of July 15, 2003, between The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, or the Trustee, as supplemented by the Third Supplemental Indenture thereto, dated as of March 28, 2006, between ITCTransmission and the Trustee, or the Third Supplemental Indenture, and, together with the First Mortgage and Deed of Trust, the Indenture. The Series C Bonds are secured by a first mortgage lien on substantially all of ITCTransmission’s real and tangible personal property equally with all other securities previously issued or issued in the future under the First Mortgage and Deed of Trust, with such exceptions as are described in, and such releases as are permitted by, the Indenture.
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
     The Series C Bonds and the Indenture contain customary events of default, including, without limitation, failure to pay principal on any Indenture Security (as defined in the Indenture) when due; failure to pay interest on any Indenture Security for 30 days after becoming due; and failure to comply with certain covenants and warranties contained in the Indenture for a period of 60 days after written notice from the trustee or the holders of 25% of the aggregate principal amount of Indenture Securities (as defined in the Indenture) then outstanding. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee or the Holders (as defined in the Indenture) of not less than 25% in aggregate principal amount of the Indenture Securities outstanding may declare the principal amount of all the Indenture Securities to be due and payable immediately. There are no financial covenants under the Series C Bonds.
Revolving Credit Facilities and First Mortgage Bonds Series B
     On March 24, 2006, ITCTransmission entered into Amendment No. 1, or the ITCTransmission Amendment, to the First Amended and Restated Revolving Credit Agreement, dated January 19, 2005. The ITCTransmission Amendment extended the revolving credit maturity date under the First Amended and Restated Revolving Credit Agreement from March 19, 2007 to March 10, 2010. On March 24, 2006, ITCTransmission also entered into a Second Amendment to Second Supplemental Indenture that extended the maturity date of its First Mortgage Bonds, Series B from March 19, 2007 to March 10, 2010. At June 30, 2006, ITCTransmission had no amounts outstanding under its revolving credit facility and had total commitments under its revolving credit facility of $75.0 million.
     On March 24, 2006, ITC Holdings Corp. entered into Amendment No. 1, or the ITC Holdings Amendment, to the First Amended and Restated Revolving Credit Agreement, dated January 12, 2005. The ITC Holdings Amendment extended the revolving credit maturity date under the First Amended and Restated Revolving Credit Agreement from March 19, 2007 to March 10, 2010. At June

30, 2006, ITC Holdings had borrowings of $50.0 million outstanding under its revolving credit facility and had total commitments under its revolving credit facility of $50.0 million.
6. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three and six months ended June 30, 2006 and 2005 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Basic earnings per share:
Net income	$7,999	$11,616	$10,681	$19,486
Weighted-average shares outstanding	33,006,790	30,341,967	32,995,858	30,341,967

Basic earnings per share	$0.24	$0.38	$0.32	$0.64

Diluted earnings per share:
Net income	$7,999	$11,616	$10,681	$19,486
Weighted-average shares outstanding	33,006,790	30,341,967	32,995,858	30,341,967
Incremental shares of stock-based awards	1,043,799	901,841	976,117	920,625

Weighted-average dilutive shares outstanding	34,050,589	31,243,808	33,971,975	31,262,592

Diluted earnings per share	$0.23	$0.37	$0.31	$0.62

     Basic earnings per share excludes 284,298 and 360,007 shares of restricted common stock at June 30, 2006 and 2005, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     There were 35,372 and 56,058 potential shares of common stock for the three and six months ended June 30, 2006, respectively, relating to unvested restricted stock awards and stock options that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive. There were no such antidilutive potential shares that were excluded from the diluted per share calculation for the three or six months ended June 30, 2005.
7. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on annual employer contributions and interest credits. In the second quarter of 2006, we funded $1.8 million to our retirement plan. We have also established two supplemental nonqualified, noncontributory, unfunded retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. In August 2006, we funded $3.6 million to our supplemental retirement benefit plans.
     Net pension cost for the three and six months ended June 30, 2006 and 2005 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Service cost	$292	$225	$586	$449
Interest cost	245	144	496	289
Expected return on plan assets	(106)	(72)	(213)	(144)
Amortization of prior service cost	49	122	172	244
Amortization of unrecognized (gain)/loss	459	(1)	917	(2)

Net pension cost	$939	$418	$1,958	$836

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits.
     Net postretirement cost for the three and six months ended June 30, 2006 and 2005 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Service cost	$296	$250	$591	$500
Interest cost	68	46	136	92
Expected return on plan assets	(11)	(3)	(21)	(6)
Amortization of actuarial loss	19	8	38	16

Net postretirement cost	$372	$301	$744	$602

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.2 million for both the three months ended June 30, 2006 and 2005 and $0.5 million for both the six months ended June 30, 2006 and 2005.
8. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors gives consideration to dividends paid, or expected to be paid, on our common stock. During the six months ended June 30, 2006, our board of directors authorized awards under the special bonus plans of $1.4 million, with $0.5 million relating to vested awards and $0.9 million relating to awards that are expected to vest over periods ranging from 21 to 53 months. During the three and six months ended June 30, 2006, we recorded general and administrative expenses of $0.1 million and $0.2 million, respectively, for the amortization of awards that are expected to vest, which includes amortization of awards granted during both 2006 and 2005, and we recorded general and administrative expenses of $0.2 million and $0.5 million, respectively, for awards that were vested when granted. During the six months ended June 30, 2006, we made contributions of $0.4 million to fund the special bonus plans for non-executive employees which is recorded in other assets. There were no special bonus amounts authorized during the six months ended June 30, 2005.
9. CONTINGENCIES
Litigation
     We are involved in certain legal proceedings before various courts, governmental agencies, and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period they are resolved.
Consumers Energy Company
     In 2004, ITCTransmission received a demand for reimbursement from the Consumers Energy Company, or Consumers, the previous owner of METC, which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers to its employees for the operation of the Michigan Electric Coordinated Systems pool center in 2002. In December

2005, Consumers filed a lawsuit against ITCTransmission, The Detroit Edison Company and DTE Energy Company seeking reimbursement from any party. In June 2006, Consumers’ lawsuit was dismissed from state court based on the court’s finding that the dispute is subject to a mandatory arbitration clause under an applicable agreement. Consumers has sought reconsideration of the decision. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
Michigan Public Power Agency Receivable and Revenues
     The Michigan Public Power Agency, or MPPA, has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We had $4.5 million of accounts receivable as of June 30, 2006 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through June 30, 2006 for which MPPA has not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission is pursuing. Although we believe we have appropriately billed MPPA under the terms of the Ownership and Operating Agreement, we have reserved an amount of $0.9 million relating to this matter at June 30, 2006 resulting in a net amount of accounts receivable from MPPA of $3.6 million. We will continue to vigorously support the validity of our billings during arbitration proceedings. Due to the status of this matter, it is not possible to predict its outcome with any degree of certainty.
     MPPA has counterclaimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITCTransmission. MPPA has contended previously that amounts it owes to ITCTransmission under the Ownership and Operating Agreement are set off by revenue MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. We do not expect that the resolution of the MPPA counterclaim will have a material adverse effect on our consolidated results of operations, cash flows or financial position. MPPA also alleged that ITCTransmission is improperly retaining MPPA revenue, totaling $2.5 million at June 30, 2006, which MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expect to remit these retained amounts in the event we execute a revenue distribution agreement and collect the accounts receivable from MPPA. The amount payable to MPPA has not been netted against the $4.5 million account receivable from MPPA as it does not meet the criteria to set off the balances in our statement of financial position.
Thumb Loop Project
     ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. A state trial court has granted ITCTransmission’s request for a preliminary injunction, finding that ITCTransmission is substantially likely to succeed on its claim that ITCTransmission is not overburdening its easement and that ITCTransmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.2 million as of June 30, 2006. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.
Property Taxes
     Numerous municipalities applied their own valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. ITCTransmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. ITCTransmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, ITCTransmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, ITCTransmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. Through June 30, 2006, we have paid $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter. We do not expect any further payments relating to this matter.
     The December 31, 2005 tax assessments received from the municipalities were the basis for 2006 property taxes and used the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to 2006 is based on an estimated total annual liability of $19.0 million.
Put Agreements
     In connection with the investment in ITC Holdings by certain officers and other employees of ITCTransmission, or Management Stockholders, a bank affiliated with one of the limited partners of International Transmission Holdings Limited Partnership, or the Bank, provided some of the Management Stockholders with loans to acquire shares of our common stock. The loans are evidenced by notes made by certain Management Stockholders who are not executive officers and require a pledge of each Management Stockholder’s shares of ITC Holdings’ common stock. As a condition to making these loans, ITC Holdings entered into put agreements with the Bank pursuant to which ITC Holdings agreed that upon the occurrence of certain events, ITC Holdings would be assigned the note and pledge and would either pay the Bank the aggregate principal amount outstanding of the note plus interest thereon or execute a demand promissory note in a principal amount equal to the aggregate principal amount outstanding of the note plus interest thereon.
     The put agreements with the Bank will remain in effect until the date when ITC Holdings’ obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was $0.3 million at June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in Item 1A – Risk Factors of our Form 10-K for the fiscal year ended December 31, 2005 (as modified by Part II Item 1A of our Form 10-Q for the quarter ended March 31, 2006), and the following:
•	unless ITC Holdings receives dividends or other payments from ITCTransmission, ITC Holdings will be unable to pay dividends to its stockholders and fulfill its cash obligations;

•	certain elements of ITCTransmission’s cost recovery through rates can be challenged which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions;

•	ITCTransmission’s operating results fluctuate on a seasonal and quarterly basis and point-to-point revenues received by ITCTransmission vary from period to period and may be unpredictable;

•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our stockholders;

•	our network load may be lower than expected;

•	ITCTransmission depends on The Detroit Edison Company, or Detroit Edison, its primary customer, for a substantial portion of its revenues, and any material failure by Detroit Edison to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and our debt obligations;

•	deregulation and/or increased competition may adversely affect ITCTransmission’s customers or Detroit Edison’s customers;

•	ITCTransmission’s and Michigan Electric Transmission Company, LLC’s, or METC’s, actual capital expenditures may be lower than planned, which would decrease ITCTransmission’s and METC’s expected rate base;

•	hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s operations or the imposition of civil or criminal penalties;

•	ITCTransmission is subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	because we are controlled by the International Transmission Holdings Limited Partnership, or IT Holdings Partnership, the ability of stockholders of ITC Holdings, other than the IT Holdings Partnership, to influence our management and policies will be severely limited

•	we are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing;

•	adverse changes in our credit ratings may negatively affect us;

•	certain provisions in our debt instruments limit our capital flexibility;

•	ITCTransmission’s ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or dividend payments to our stockholders;

•	future transactions may limit our ability to use our federal income tax operating loss carryforwards; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission, or SEC, may have a material adverse effect on our financial position, results of operations, cash flows and prospects.
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
OVERVIEW
     ITC Holdings is a holding company whose material assets consist only of 100% of the common stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash.
     ITCTransmission is the first independently owned and operated electricity transmission company in the United States. ITCTransmission owns, operates and maintains a regulated, high-voltage transmission system that transmits electricity to local electricity distribution facilities from generating stations in Michigan, other midwestern states and Ontario, Canada. ITCTransmission became independent of market participants (generally, those that sell or broker electricity) as a result of DTE Energy Company’s, or DTE Energy’s, divestiture of its electricity transmission business, consistent with the FERC and State of Michigan policy initiatives encouraging the formation of independent transmission companies. The FERC’s transmission policy was developed in part in response to the significant historical underinvestment in transmission infrastructure in the United States and the potential for discrimination that arises when a utility operates transmission and generation facilities within the same region.
     ITCTransmission’s primary operating responsibilities include maintaining, improving and expanding our transmission system to meet our customers’ ongoing needs, scheduling outages on transmission system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to ensure physical limits are not exceeded.
     We derive nearly all of our revenues from ITCTransmission’s provision of (1) network transmission service, (2) point-to-point transmission service and (3) scheduling, control and dispatch services over our system. Substantially all of our operating expenses and assets support our transmission operations. ITCTransmission’s principal transmission service customer is Detroit Edison. Our remaining revenues are generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. Our network rates are established on a cost-of-service model allowing for the recovery of expenses, including depreciation and amortization, and a return on invested capital. Our network rates are determined on an annual basis using a FERC-approved formulaic rate setting mechanism known as Attachment O.

     Significant items that influenced our financial position and results of operations and cash flows for the three or six months ended June 30, 2006 or may affect future results are:
•	ITC Holdings entered into a purchase agreement under which ITC Holdings will acquire indirect ownership of all the partnership interests in Michigan Transco Holdings, Limited Partnership, or MTH, the sole member of METC, a neighboring electric transmission utility;

•	Capital investment of $73.4 million for the six months ended June 30, 2006 resulting from our focus on improving system reliability;

•	Lower revenues and cash flows due to lower point-to-point revenues of $4.9 million and $7.7 million for the three months and six months ended June 30, 2006, respectively;

•	Higher interest expense due to ITCTransmission’s issuance of $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036; and

•	FERC approved our request to implement forward-looking Attachment O for rates beginning January 1, 2007.
     These items are discussed in more detail below.
Recent Developments
Pending Acquisition of METC
     On May 11, 2006, ITC Holdings entered into a purchase agreement with TE Power Opportunities Investors, L.P., Mich 1400 LLC, MEAP US Holdings Ltd., Macquarie Essential Assets Partnership, or MEAP, Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P. and the other parties thereto, whom we collectively refer to as the “Selling Shareholders.” Pursuant to the purchase agreement, ITC Holdings will acquire indirect ownership of all the partnership interests in MTH, the sole member of METC, for an expected aggregate purchase price of $555.6 million plus approximately $310.9 million of MTH and METC debt assumed, redeemed or refinanced, which we refer to as the ‘‘Acquisition.’’ As with ITCTransmission, METC is an electric transmission utility, with rates regulated by the FERC and established on a cost-of-service model. METC’s service area covers approximately two-thirds of Michigan’s lower peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points.
     Under the terms of the purchase agreement, the Selling Shareholders will receive approximately $485.6 million in cash. In addition, shares of our common stock with a value of $70.0 million will be issued to MEAP. Also as part of the Acquisition, ITC Holdings will acquire METC GP Holdings, Inc., Evercore METC Investment Inc., Evercore METC Co-Investment Inc., Macquarie Transmission Michigan Inc., NA Capital Holdings Inc. and Mich 1400 Corp. These entities collectively are expected to have federal income tax operating loss carryforwards of approximately $50.0 million at the Acquisition date which will be subject to annual limitations as a result of the Acquisition, as well as limitations that resulted from prior transactions. The Acquisition is currently anticipated to close in the second half of 2006, subject to customary closing conditions, the completion of a corporate restructuring by the sellers to facilitate the Acquisition and approval by the FERC.
     The Acquisition, if consummated, is expected to have a significant impact on our financial position, results of operations, and cash flows in the future, as it will result in consolidating an additional operating subsidiary. No assurances can be made that the Acquisition will be consummated. The impact of the Acquisition is not yet known, given the uncertainties around the timing of the consummation of the Acquisition, and the impact of potential operational and financial initiatives that have not yet been finalized. Any delays or failure to complete the Acquisition, or difficulties or unknown costs associated with the integration of METC into our company, could affect future results.
     We expect to raise the cash for the Acquisition through the offering of ITC Holdings common stock and the issuance of long-term debt. On June 19, 2006, ITC Holdings filed a registration statement on Form S-1 with the SEC in connection with the Acquisition. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy securities. The long-term debt is expected to be issued in a private placement and is not expected to be registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Forward-Looking Attachment O
     On July 14, 2006, the FERC authorized ITCTransmission to modify the implementation of its Attachment O formula rate so that, beginning January 1, 2007, ITCTransmission will recover expenses and investments in transmission on a current rather than a lagging basis. As a result, ITCTransmission will now be allowed to collect revenues based on its current capital investments, which is expected to result in higher revenues and cash flows after implementation. In periods of capital expansion and increasing rate base, ITCTransmission will recover the costs of these capital investments on a more timely basis than under the previous Attachment O method. ITCTransmission’s previous rate-setting method for network transmission rates in effect through December 31, 2006 primarily used historical FERC Form No. 1 data to establish a rate.
     Under this forward-looking Attachment O formula, in the fall of each year beginning in 2006, ITCTransmission will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the following calendar year to determine rates for service on the ITCTransmission system from January 1 to December 31 of the following year. The forward-looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission compares its actual revenue requirement to its billed revenues for each year. In the event billed revenues in a given year are more or less than its actual revenue requirement, which is calculated primarily using that year’s FERC Form No. 1, ITCTransmission will refund or collect additional revenues, with interest, such that customers pay only the amounts that correspond to ITCTransmission’s actual revenue requirement.
     ITCTransmission’s authorization to implement a forward-looking Attachment O does not affect METC’s ratemaking in the event the Acquisition is consummated. METC would continue to apply Attachment O using historical data.
Financial Systems
     In May 2006, we implemented new financial system modules for fixed assets, inventory, procurement, accounts payable and general ledger. It is anticipated that this implementation will provide operational and internal control benefits including system security and automation of previously manual controls. The new financial system modules have resulted in changes to the overall internal control over financial reporting that will be evaluated as part of management’s annual assessment of internal control over financial reporting as of December 31, 2006.
ITC Grid Development, LLC and ITC Great Plains, LLC Company
     In July 2006, ITC Holdings formed two new subsidiaries – ITC Grid Development, LLC and ITC Great Plains, LLC. ITC Grid Development was formed to focus on bringing improvements to the U.S. electricity transmission infrastructure by partnering with entities in regions where significant investment is needed to improve reliability and address local energy needs. ITC Great Plains, which has opened an office in Topeka, Kansas, was formed to focus on opportunities for transmission investment in Kansas and the Great Plains region. In Kansas, and in other states or regions where we may engage in operations through our two new subsidiaries, we expect to partner with local experts, such as firms that specialize in design and engineering, and other entities in order to achieve our objectives of enhancing the U.S. transmission grid and providing the framework for lower electric energy costs.

Trends and Seasonality
     The tariff rate for ITCTransmission is expected to increase beginning January 1, 2007 compared to the current tariff rate as a result of the implementation of forward-looking Attachment O, which will allow ITCTransmission to recover its expenses and investments in transmission on a current rather than a lagging basis. Additionally, we expect a general trend of moderate growth in the tariff rate for ITCTransmission over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of network load and other factors beyond our control. The tariff rate for the period from June 1, 2006 through December 31, 2006 is $1.744 per kW/month compared to $1.594 per kW/month for the period from June 1, 2005 through May 31, 2006.
     There were certain items that caused the increase in the rate at June 1, 2006 to $1.744 per kW/month. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 is included in ITCTransmission’s rates in each of the following five 12-month periods. Additionally, operating expenses in 2005 were higher due primarily to higher maintenance expenses as a result of the acceleration of multi-year maintenance initiatives.
     The other component of the increase in ITCTransmission’s June 1, 2006 rate that is expected to continue to increase our rates in future years is the result of our seven-year capital investment program that began in 2005 due to our ongoing capital investment in excess of depreciation. ITCTransmission strives for high reliability of its system and low delivered costs of electricity to end-use consumers. We continually assess our transmission system against, and monitor compliance with, reliability standards established by electric industry standards organizations. Analysis of the transmission system against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. Moreover, on August 8, 2005 the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We also assess our transmission system against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s system, which in turn reduces the delivered cost of energy to end-use customers.
     For the seven-year period from January 1, 2005 through December 31, 2011, based on our planning studies, we expect that ITCTransmission will invest approximately $1.0 billion and METC will invest approximately $0.6 billion in their respective systems to rebuild and upgrade existing equipment, relieve congestion and provide better access to more efficiently priced generation sources.
     In 2005, ITCTransmission completed the first year of this capital investment program, and invested $117.8 million in property, plant and equipment. For the six months ended June 30, 2006, ITCTransmission invested $73.4 million in property, plant and equipment. We expect ITCTransmission’s total investments in property, plant and equipment in 2006 to be approximately $145.0 million based on projects currently planned or being considered. We expect investments in property, plant and equipment in 2007 for ITCTransmission to be approximately $190.0 million and for METC to be within a range of $15.0 million to $25.0 million based on projects currently planned or being considered.
     Investments in property, plant and equipment could vary due to, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on ITCTransmission’s or METC’s system at any one time or regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. Additions to property, plant and equipment, when placed in service upon completion of a capital project, are added to rate base each year. Property, plant and equipment additions in excess of depreciation and amortization expense as presented in the following table result in an expansion of rate base when these additions are placed in service. We expect a range of $140.0 million to $150.0 million of property, plant and equipment additions to be placed in service in 2006 for ITCTransmission and added to rate base.

     Our capital investment strategy is aligned with FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based primarily on the levels of prudent and necessary capital investment and maintenance spending on our transmission system. We do not use revenues or net income as the primary measure of our performance. Revenues and net income vary between the current year and prior year based on monthly peak loads and regulated transmission rates, among other factors.
     Under the Attachment O formula rate currently in effect for ITCTransmission through December 31, 2006, to the extent that actual conditions during 2006 vary from the data on which the Attachment O rate is based, ITCTransmission will earn more or less revenue during 2006 and therefore will recover more or less than its revenue requirement. Beginning January 1, 2007, ITCTransmission will use a forward-looking Attachment O formula, under which forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues and other items for each calendar year will be used to determine that year’s revenue requirement. The projected revenue requirement and projected network load will be used to establish the rate for that year, and a true-up adjustment will be included so that after incorporating the true-up adjustment, ITCTransmission will recover its actual revenue requirement relating to any given year.
     Our point-to-point revenue for the year ending December 31, 2006 will be negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. We expect an overall decrease in point-to-point revenues of $15.0 million to $17.0 million in 2006 compared to 2005. The expected level of these revenues for 2006 could change due to other factors that affect point-to-point revenues.
     The total of the monthly peak loads for the three and six months ended June 30, 2006 were up 2.2% and 0.5%, respectively, compared to the corresponding totals for the three and six months ended June 30, 2005.

Monthly Peak Load (in MW)

	2006		2005	2004	2003	2002
January	7,754		8,090	8,022	7,608	7,668
February	7,667		7,672	7,656	7,437	7,572
March	7,554		7,562	7,434	7,542	7,566
April	7,035		7,299	7,305	6,934	8,386
May	10,902		7,678	8,718	7,017	8,702
June	9,752		12,108	11,114	11,266	11,067
July	12,392		11,822	11,344	10,225	11,423
August	(a	)	12,308	10,877	11,617	11,438
September			10,675	9,841	8,717	10,894
October			9,356	7,197	7,369	8,645
November			7,943	7,832	7,843	7,271
December			8,344	8,469	8,124	7,772

Total			110,857	105,809	101,699	108,404

(a)	The month to date peak load as of August 9, 2006 is 12,745.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

				Percentage				Percentage
	Three months ended June 30,		Increase	Increase	Six months ended June 30,		Increase	Increase
(In thousands)	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
OPERATING REVENUES	$48,475	$50,718	$(2,243)	(4.4)%	$87,544	$93,178	$(5,634)	(6.0)%

OPERATING EXPENSES
Operation and maintenance	7,118	9,869	(2,751)	(27.9)%	13,775	16,391	(2,616)	(16.0)%
General and administrative	7,988	4,725	3,263	69.1%	15,465	10,011	5,454	54.5%
Depreciation and amortization	9,084	8,154	930	11.4%	17,954	16,172	1,782	11.0%
Taxes other than income taxes	4,984	3,820	1,164	30.5%	10,330	8,119	2,211	27.2%

Total operating expenses	29,174	26,568	2,606	9.8%	57,524	50,693	6,831	13.5%

OPERATING INCOME	19,301	24,150	(4,849)	(20.1)%	30,020	42,485	(12,465)	(29.3)%

OTHER EXPENSES (INCOME)
Interest expense	7,894	7,154	740	10.3%	15,134	14,008	1,126	8.0%
Allowance for equity funds used during construction	(838)	(891)	53	(5.9)%	(1,360)	(1,471)	111	(7.5)%
Other income	(249)	(163)	(86)	52.8%	(550)	(468)	(82)	17.5%
Other expense	111	82	29	35.4%	261	258	3	1.2%

Total other expenses (income)	6,918	6,182	736	11.9%	13,485	12,327	1,158	9.4%

INCOME BEFORE INCOME TAXES	12,383	17,968	(5,585)	(31.1)%	16,535	30,158	(13,623)	(45.2)%

INCOME TAX PROVISION	4,384	6,352	(1,968)	(31.0)%	5,883	10,672	(4,789)	(44.9)%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	7,999	11,616	(3,617)	(31.1)%	10,652	19,486	(8,834)	(45.3)%

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	n/a	29	—	29	n/a

NET INCOME	$7,999	$11,616	$(3,617)	(31.1)%	$10,681	$19,486	$(8,805)	(45.2)%

Operating Revenues.
Three months ended June 30, 2006 compared to three months ended June 30, 2005
     The following table sets forth the components of and changes in operating revenues for the three months ended June 30:

						Percentage
	2006		2005		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network	$45,505	93.9%	$42,897	84.6%	$2,608	6.1%
Point-to-point	867	1.8%	5,749	11.3%	(4,882)	(84.9)%
Scheduling, control and dispatch	1,670	3.4%	1,623	3.2%	47	2.9%
Other	433	0.9%	449	0.9%	(16)	(3.6)%

Total	$48,475	100.0%	$50,718	100.0%	$(2,243)	(4.4)%

     Network revenues increased by $1.5 million due to increases in the rate used for network revenues from $1.587 kW/month in April and May of 2005 and $1.594 kW/month in June 2005 to $1.594 kW/month in April and May 2006 and $1.744 kW/month in June 2006. Network revenue also increased by $1.1 million due to an increase of 2.2% in the total monthly peak loads for the three months ended June 30, 2006 compared to the same period in 2005.
     Point-to-point revenues decreased $2.2 million due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface, $0.9 million due to the elimination of the Sub-Regional Rate Adjustment in October 2005, $0.3 million due to a decrease in Seams Eliminations Cost Adjustment, or SECA, revenues and $0.4 million for a reserve recorded for previously recognized SECA revenues during the second quarter of 2006 described in Note 4 of the Notes to Condensed Consolidated Financial Statements under “—Long Term Pricing.” Additionally, a $1.8 million decrease resulted from reduced demand for long-term point-to-point reservations because of the emergence of the MISO energy market in 2005. These decreases were partially offset by $1.0 million of point-to-point revenue reserved for during the three months ended June 30, 2005 for amounts collected by MISO and held in escrow relating to the Elimination of Transmission Rate Discount matter described in Note 4 of the Notes to Condensed Consolidated Financial Statements. There were no such amounts for the three months ended June 30, 2006.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
     The following table sets forth the components of and changes in operating revenues for the six months ended June 30:

						Percentage
	2006		2005		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network	$81,583	93.2%	$79,474	85.3%	$2,109	2.7%
Point-to-point	2,112	2.4%	9,836	10.5%	(7,724)	(78.5)%
Scheduling, control and dispatch	2,983	3.4%	2,955	3.2%	28	0.9%
Other	866	1.0%	913	1.0%	(47)	(5.1)%

Total	$87,544	100.0%	$93,178	100.0%	$(5,634)	(6.0)%

     Network revenue increased by $1.6 million due to the increases in the rate used for network revenues from $1.587 kW/month in January through May of 2005 and $1.594 kW/month in June 2005 compared to $1.594 kW/month in January through May of 2006 and $1.744 kW/month in June 2006. Network revenues also increased by $0.5 million due to an increase of 0.5% in the total monthly peak loads for the six months ended June 30, 2006 compared to the same period in 2005.
     Point-to-point revenues decreased $3.3 million due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface, $1.8 million due to the elimination of the Sub-Regional Rate Adjustment in October 2005, $0.5 million due to a decrease in SECA revenues, $0.4 million for a reserve recorded for previously recognized SECA revenues during the second quarter of 2006 described in Note 4 of the Notes to Condensed Consolidated Financial Statements under “—Long Term Pricing,” and $0.7 million due to additional refunds recognized for redirected transmission service revenue as discussed in Note 4 of the Notes of the Condensed Consolidated Financial Statements. In addition, a $2.5 million decrease resulted from reduced demand for long-term point-to-point reservations because of the emergence of the MISO energy market in 2005. These decreases were partially offset by $1.6 million of point-to-point revenue reserved for during the six months ended June 30, 2005 for amounts collected by MISO and held in escrow relating to the Elimination of Transmission Rate Discount matter described in Note 4 of the Notes to Condensed Consolidated Financial Statements. There were no such amounts for the six months ended June 30, 2006.
Operating Expenses.
Operation and maintenance expenses
Three months ended June 30, 2006 compared to three months ended June 30, 2005
     Operation and maintenance expenses for the three months ended June 30, 2006 decreased primarily due to the acceleration in 2005 of multi-year, planned maintenance activities that helped to improve the reliability of our transmission system. The decrease in 2006 was primarily due to decreases in tower painting of $2.0 million, equipment inspections of $0.7 million for towers, breakers and other equipment and $0.7 million in system-wide maintenance on transmission structures. These decreases were partially offset by increases of $0.3 million due to additional maintenance of underground transmission lines and $0.3 million due to additional vegetation management.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
     Operation and maintenance expenses for the six months ended June 30, 2006 decreased primarily due to the acceleration of multi-year, planned maintenance activities in 2005. The decrease in 2006 was primarily due to decreases in tower painting of $2.2 million, equipment inspections of $1.1 million for towers, breakers and other equipment and $0.7 million in system-wide maintenance on transmission structures. These decreases were partially offset by increases of $0.5 million due to additional maintenance of underground transmission lines and $0.5 million due to additional costs for transmission system monitoring and control.
General and administrative expenses
Three months ended June 30, 2006 compared to three months ended June 30, 2005
     General and administrative expenses increased $1.4 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of corporate activities, $0.2 million due to higher professional advisory and consulting services, $0.3 million due to higher insurance premiums, $0.3 million due to expenses associated with July 2005 option awards, $0.4 million due to expenses under the special bonus plans, $0.4 million due to higher information technology support costs and $0.2 million due to a reduction of general and administrative expenses capitalized to property, plant and equipment. These increases were partially offset by a decrease in management expenses of $0.3 million due to the termination of certain management agreements in 2005 following ITC Holdings’ initial public offering of its common stock.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
     General and administrative expenses increased $2.6 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of corporate activities, $0.3 million due to higher professional advisory and consulting services, $0.6 million due to higher insurance premiums, $0.7 million due to expenses associated with July 2005 option awards, $0.7 million due to expenses under the special bonus plans, $0.2 million due to higher information technology support costs and $0.4 million due to a reduction of general and administrative expenses capitalized to property, plant and equipment. General and administrative expenses also increased $0.2 million due to costs associated with ITC Holdings’ transfer agent and compensation of our Board of Directors incurred in 2006 following the initial public offering in July 2005. These increases were partially offset by a decrease in management expenses of $0.7 million due to the termination of certain management agreements in 2005 following ITC Holdings’ initial public offering of its common stock.

Depreciation and amortization expenses
Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005
     Depreciation and amortization expenses increased in the three and six months ended June 30, 2006 due to a higher depreciable asset base as a result of property, plant and equipment additions during 2006 and 2005.
Taxes other than income taxes
Three months ended June 30, 2006 compared to three months ended June 30, 2005
     Taxes other than income taxes increased due to higher property tax expenses of $0.7 million primarily due to ITCTransmission’s 2005 capital additions which are included in the assessments for 2006 personal property taxes. Taxes other than income taxes also increased by $0.4 million due to Michigan Single Business Tax expenses.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
     Taxes other than income taxes increased due to higher property tax expenses of $1.3 million primarily due to ITCTransmission’s 2005 capital additions which are included in the assessments for 2006 personal property taxes. Taxes other than income taxes also increased by $0.8 million due to Michigan Single Business Tax expenses.
Other Expenses (Income).
Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005
     Interest expense increased in the three and six months ended June 30, 2006 primarily due to the issuance of the ITCTransmission’s $100.0 million 6.125% First Mortgage Bonds, Series C due March 31, 2036 on March 28, 2006. These increases were partially offset by lower borrowing levels under our revolving credit facilities during the three months and six months ended June 30, 2006 compared to the same periods in 2005.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding from either our existing equity investors or the financial markets. We expect that our capital requirements will arise principally from our need to:
•	fund capital expenditures. We invested $73.4 million in additional property, plant and equipment in the six months ended June 30, 2006 and expect the level of capital investment to be approximately $145.0 million in 2006. Our plans with regard to property, plant and equipment investments are described in detail above under “— Overview” and “— Trends and Seasonality;”

•	fund working capital requirements;

•	fund ITC Holdings’ and ITCTransmission’s debt service requirements. During the six months ended June 30, 2006, we paid $12.1 million of interest expense and expect the level of borrowings and interest expense in 2006 to be greater than the 2005 level;

•	fund distributions to shareholders on ITC Holdings’ common stock. We paid dividends of $17.5 million, consisting of two quarterly dividends of $0.2625 per share, in both March and June 2006. The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources; and

•	fund the Acquisition described above under “— Recent Developments.”

     In the second quarter of 2006, we funded $1.8 million to our pension retirement plan. In August 2006, we funded $3.6 million to our supplemental pension retirement benefit plans.
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
     For our long-term capital requirements, we expect that we will need to issue additional debt and we believe we have the ability to borrow additional amounts in the financial markets. On March 28, 2006, ITCTransmission issued $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036 as described in Note 5 of the Notes to Condensed Consolidated Financial Statements. We also may secure additional funding from IT Holdings Partnership, our largest shareholder.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $24.3 million and $14.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by operating cash flows was primarily due to the refund to customers of $12.8 million of 2004 point-to-point revenues paid during the first quarter of 2005 compared to the refund to customers of $1.3 million of redirected transmission service point-to-point revenues during the six months ended June 30, 2006.
Cash Flows From Investing Activities
     Net cash used in investing activities was $66.6 million and $61.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used in investing activities was primarily due to higher levels of capital additions for property, plant and equipment in 2006 partially offset by the timing of payments for these additions.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $64.4 million and $35.4 million for the six months ended June 30, 2006 and 2005, respectively. This increase was due primarily to the net increase in borrowing activities, which included proceeds from ITCTransmission’s $100.0 million ($99.9 million net of discount) bond offering on March 28, 2006 that were primarily used to repay amounts that were outstanding on ITCTransmission’s revolving credit facility of $70.0 million. The net increase in borrowing activities was partially offset by dividends paid during the six months ended June 30, 2006 of $17.5 million.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2005. Other than the issuance of $100.0 million of ITCTransmission’s 6.125% First Mortgage Bonds, Series C in March 2006, there have been no material changes to those obligations outside the ordinary course of business during the six months ended June 30, 2006.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2005 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2006, ITC Holdings had $50.0 million outstanding under its revolving credit facility, which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITC Holdings’ short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.3 million for an annual period on a constant borrowing level of $50.0 million.
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of the ITCTransmission 4.45% First Mortgage Bonds Series A, ITCTransmission 6.125% First Mortgage Bonds Series C and ITC Holdings 5.25% Senior Notes (collectively, the “Bonds and Notes”) was $511.8 million at June 30, 2006. The total book value of the Bonds and Notes was $551.0 million at June 30, 2006. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt at June 30, 2006. An increase in interest rates of 10% at June 30, 2006 would decrease the fair value of debt by $23.2 million, and a decrease in interest rates of 10% at June 30, 2006 would increase the fair value of debt by $25.0 million.
     As described in our Form 10-K for the fiscal year ended December 31, 2005, we are also subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, our primary customer. There have been no material changes in these risks during the six months ended June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
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
Changes in Internal Control over Financial Reporting
     In May 2006, we implemented new financial system modules for fixed assets, inventory, procurement, accounts payable and general ledger. It is anticipated that this implementation will provide operational and internal control benefits including system security and automation of previously manual controls. The new financial system modules have resulted in changes to the overall internal control over financial reporting that will be evaluated as part of management’s annual assessment of internal control over financial reporting as of December 31, 2006.
     Other than the matter discussed in the preceding paragraph, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The annual meeting (“Annual Meeting”) of the holders of common stock of ITC Holdings was held on May 17, 2006, at which the shareholders elected all four of the directors nominated for election and approved the proposed Long-Term Incentive Plan and Employee Stock Purchase Plan. All four directors were incumbents. The following tables set forth the results of the voting at the meeting.

	Total votes	Total votes
	for each	withheld for
	director	each director
Lewis M. Eisenberg	26,911,580	5,439,002
Joseph L. Welch	25,923,693	6,426,889
Edward G. Jepsen	32,088,526	262,056
Lee C. Stewart	32,075,586	274,996

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of the Long-Term Incentive Plan	23,871,723	5,329,872	111,011	3,037,976
Approval of the Employee Stock Purchase Plan	28,310,433	892,213	109,960	3,037,976

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report or incorporated in this report by reference. Our SEC file number is 001-32576.

Exhibit No.	Description of Document
2.1*	Purchase Agreement, dated as of May 11, 2006, by and among TE Power Opportunities Investors, L.P., Mich 1400 LLC, MEAP US Holdings Ltd., Macquarie Essential Assets Partnership, Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P., ITC Holdings Corp. and the other parties thereto (including the form of Shareholders Agreement to be entered into by and between ITC Holdings Corp. and Macquarie Essential Assets Partnership).

10.42**	Addendum to the International Transmission Company Management Supplemental Benefit Plan, dated May 17, 2006.

10.43**	Second Amendment to the International Transmission Company Executive Supplemental Retirement Plan, dated May 17, 2006, effective as of January 1, 2006.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on May 17, 2006.

**	Incorporated by reference to registrant’s Form 8-K filed on May 23, 2006.

***	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 10, 2006

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and Chief Executive Officer (duly authorized officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill
Senior Vice President – Finance and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description of Document
2.1*	Purchase Agreement, dated as of May 11, 2006, by and among TE Power Opportunities Investors, L.P., Mich 1400 LLC, MEAP US Holdings Ltd., Macquarie Essential Assets Partnership, Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P., ITC Holdings Corp. and the other parties thereto (including the form of Shareholders Agreement to be entered into by and between ITC Holdings Corp. and Macquarie Essential Assets Partnership).

10.42**	Addendum to the International Transmission Company Management Supplemental Benefit Plan, dated May 17, 2006.

10.43**	Second Amendment to the International Transmission Company Executive Supplemental Retirement Plan, dated May 17, 2006, effective as of January 1, 2006.

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on May 17, 2006.

**	Incorporated by reference to registrant’s Form 8-K filed on May 23, 2006.

***	Filed herewith.