Form 10-Q
period 2006-09-30
ITC Holdings Corp.
filed 2006-11-02
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 27, 2006 was 42,297,492.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2006
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position (Unaudited)	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1A. Risk Factors	33
Item 6. Exhibits	42
Signatures	43
Exhibit Index	44
First Mortgage Indenture, dated as of October 10, 2006
First Supplemental Indenture, dated as of December 10, 2003
Second Supplemental Indenture, dated as of December 10, 2003
Credit Agreement, dated as of December 10, 2003
Amended and Restated Easement Agreement
Amendment and Restatement of the April 1, 2001 Operating Agreement
Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement
Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement
Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement
Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement
Certification of Chief Executive Officer to Section 302
Certification of Chief Financial Officer to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“We,” “our” and “us” are references to ITC Holdings, together with all of its subsidiaries (not including, after the October 10, 2006 consummation of ITC Holdings’ acquisition, the indirect ownership interest in Michigan Electric Transmission Company, LLC as discussed in Note 3 of the Notes of the Condensed Consolidated Financial Statements. However, “we,” “our” and “us” includes Michigan Electric Transmission Company, LLC for the risks and uncertainties listed in Part I Item 2. under “—Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and the Risk Factors listed in Part II Item 1A.);

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission and Michigan Electric Transmission Company, LLC are members;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts); and

•	“KW” are references to kilowatts (one kilowatt equaling 1,000 watts).

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$8,016	$24,591
Accounts receivable	22,341	19,661
Inventory	22,627	19,431
Deferred income taxes	9,442	6,732
Other	7,860	2,188

Total current assets	70,286	72,603
Property, plant and equipment (net of accumulated depreciation and amortization of $411,571 and $414,852, respectively)	721,204	603,609
Other assets
Goodwill	174,256	174,256
Regulatory assets- acquisition adjustment	49,744	52,017
Other regulatory assets	4,671	6,120
Deferred financing fees (net of accumulated amortization of $3,455 and $2,564, respectively)	6,835	5,629
Other	13,160	2,405

Total other assets	248,666	240,427

TOTAL ASSETS	$1,040,156	$916,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,857	$27,618
Accrued payroll	3,325	3,889
Accrued interest	5,204	10,485
Accrued taxes	3,940	7,378
Other	7,447	3,288

Total current liabilities	47,773	52,658
Accrued pension liability	6,100	5,168
Accrued postretirement liability	3,414	2,299
Deferred compensation liability	929	530
Deferred income taxes	39,180	21,334
Regulatory liabilities	62,878	45,644
Asset retirement obligation	4,947	4,725
Deferred payables	2,444	3,665
Long-term debt	604,904	517,315
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,370,460 and 33,228,638 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	254,622	251,681
Retained earnings	12,327	11,792
Accumulated other comprehensive income (loss)	638	(172)

Total stockholders’ equity	267,587	263,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,156	$916,639

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES	$63,004	$66,047	$150,548	$159,225
OPERATING EXPENSES
Operation and maintenance	5,542	14,891	19,317	31,282
General and administrative	9,827	6,723	25,292	16,734
Depreciation and amortization	9,259	8,435	27,213	24,607
Taxes other than income taxes	5,409	2,104	15,739	10,223
Termination of management agreements	—	6,725	—	6,725

Total operating expenses	30,037	38,878	87,561	89,571
OPERATING INCOME	32,967	27,169	62,987	69,654
OTHER EXPENSES (INCOME)
Interest expense	8,506	7,006	23,640	21,014
Allowance for equity funds used during construction	(1,250)	(707)	(2,610)	(2,178)
Other income	(47)	(220)	(488)	(688)
Other expense	256	223	408	481

Total other expenses (income)	7,465	6,302	20,950	18,629
INCOME BEFORE INCOME TAXES	25,502	20,867	42,037	51,025
INCOME TAX PROVISION	9,005	7,374	14,888	18,046

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	16,497	13,493	27,149	32,979
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16) (NOTE 2)	—	—	29	—

NET INCOME	$16,497	$13,493	$27,178	$32,979

Basic earnings per share	$0.50	$0.42	$0.82	$1.07
Diluted earnings per share	$0.48	$0.40	$0.80	$1.03
Weighted-average basic shares	33,023,187	32,095,482	33,005,068	30,932,887
Weighted-average diluted shares	34,386,991	33,375,482	34,081,968	32,132,161
Dividends declared per common share	$0.2750	$0.2625	$0.8000	$0.2625
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,178	$32,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,213	24,607
Amortization of deferred financing fees and discount on long term debt	990	1,030
Stock-based compensation expense	2,212	1,084
Deferred income taxes	15,136	17,910
Other long-term liabilities	2,445	(1,204)
Amortization of regulatory assets	1,450	1,450
Allowance for equity funds used during construction	(2,610)	(2,178)
Other	(3,942)	(1,567)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(27,062)	(44,390)

Net cash provided by operating activities	43,010	29,721
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(117,422)	(87,294)
Insurance proceeds on property, plant and equipment	—	4,900
METC acquisition costs	(624)	—
Other	—	334

Net cash used in investing activities	(118,046)	(82,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	99,890	—
Repayments of long-term debt	—	(46)
Borrowings under revolving credit facilities	91,600	65,500
Repayments of revolving credit facilities	(104,000)	(40,500)
Dividends paid	(26,648)	(8,713)
Debt issuance costs	(2,328)	(672)
Issuance of common stock	403	54,062
Common stock issuance costs	(456)	(1,649)

Net cash provided by financing activities	58,461	67,982
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(16,575)	15,643
CASH AND CASH EQUIVALENTS — Beginning of period	24,591	14,074

CASH AND CASH EQUIVALENTS — End of period	$8,016	$29,717

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
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
(in thousands)	2006	2005
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(2,680)	$(9,900)
Inventory	(3,196)	(5,579)
Other current assets	(5,672)	(2,512)
Accounts payable	(4,125)	3,885
Accrued interest	(5,281)	(5.262)
Accrued taxes	(3,438)	(7,541)
Point-to-point revenue due to customers	(631)	(12,903)
Other current liabilities	(2,039)	(4,578)

Total change in current assets and liabilities	$(27,062)	$(44,390)
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$26,482	$23,797
Federal income taxes paid for alternative minimum tax	336	135
Supplementary noncash investing activities:
Additions to property, plant and equipment (a)	$18,643	$16,543

(a)	Amounts consist of current liabilities for construction labor and materials that were not included in cash flows from investing activities in the periods presented. These amounts had not been paid for as of September 30, 2006 and 2005, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
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

     The adoption of SFAS 123(R) resulted in an increase in income before taxes and net income of less than $0.1 million and an increase in basic and diluted earnings per share of less than $0.01 for the nine months ended September 30, 2006. We were not required to adjust prior year amounts upon adopting SFAS 123(R) using the modified prospective method.
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
     Additionally, prior to the adoption of SFAS 123(R), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for tax loss carryforwards in the Consolidated Statement of Financial Position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the nine months ended September 30, 2006, we did not recognize excess tax deductions of $0.3 million as additional paid-in capital, as the deductions have not resulted in a reduction of taxes payable due to our tax loss carryforwards. Also, prior to the adoption of SFAS 123(R), any cash tax benefits realized from tax deductions for share-based awards would have been presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from realized cash tax benefits to be classified as financing cash flows. The provisions of SFAS 123(R) were recognized prospectively in the Condensed Consolidated Statement of Cash Flows and had no effect for the nine months ended September 30, 2006.
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” or FIN 48, is an interpretation of Statement of Financial Accounting Standards 109, “Accounting for Income Taxes,” or SFAS 109, and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. The provisions of FIN 48 are effective for us beginning January 1, 2007, and we do not expect that it will have a material effect on our consolidated financial statements.
Statement of Financial Accounting Standards 157, Fair Value Measurements
     Statement of Financial Accounting Standards 157 “Fair Value Measurements,” or SFAS 157, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact the adoption of this statement will have on our consolidated financial statements.
Statement of Financial Accounting Standards 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)
     Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS 158, requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. We are in the process of evaluating the impact of SFAS 158 on our consolidated financial statements.
3. ACQUISITION OF MICHIGAN ELECTRIC TRANSMISSION COMPANY, LLC
     On May 11, 2006, ITC Holdings entered into a purchase agreement with TE Power Opportunities Investors, L.P., Mich 1400 LLC, MEAP US Holdings Ltd., Macquarie Essential Assets Partnership, or MEAP, Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P. and the other parties thereto. Pursuant to the purchase agreement, on October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in Michigan Transco Holdings, Limited Partnership, or MTH, the sole member of Michigan Electric Transmission Company, LLC, or METC, which we refer to as the “Acquisition.” Under the terms of the purchase agreement, the former indirect owners of the MTH partnership interests, whom we refer to as the “selling shareholders,”

received approximately $484.0 million in cash and 2,195,045 shares of our common stock were issued to MEAP. In addition, we, MTH or METC have assumed or repaid approximately $308.5 million of MTH and METC debt and certain liabilities (net of $0.1 million of cash) based on balances as of October 10, 2006 before any repayments occurring after the Acquisition. Also as part of the Acquisition, ITC Holdings acquired METC GP Holdings, Inc., the sole member of MTH’s general partner.
     As with ITCTransmission, METC is an independent electric transmission utility, with rates regulated by the FERC and established on a cost-of-service model, METC’s service area covers approximately two-thirds of Michigan’s lower peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points.
Financing of the Acquisition
     Issuance of ITC Holdings’ Common Stock — On October 10, 2006, ITC Holdings completed an equity offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-135137). ITC Holdings sold 6,580,987 newly-issued shares of common stock through the offering, which resulted in proceeds of $200.5 million (net of underwriting discount of $9.5 million), before issuance costs estimated at $2.1 million. The proceeds from this offering were used to partially finance the Acquisition. International Transmission Holdings Limited Partnership, or IT Holdings Partnership, our largest shareholder, sold 6,356,513 shares of common shares through the offering, from which sale ITC Holdings received no proceeds.
     As of September 30, 2006, $2.0 million has been incurred for professional services, primarily legal and accounting fees, in connection with the offering and was recorded in other long-term assets. We have $1.6 million recorded in other current liabilities for the amounts that had not been paid as of September 30, 2006.
     Issuance of the ITC Holdings Senior Notes — On October 10, 2006, ITC Holdings issued $255.0 million aggregate principal amount of its 5.875% Senior Notes due 2016, or the 2016 Senior Notes, and $255.0 million aggregate principal amount of its 6.375% Senior Notes due 2036, or the 2036 Senior Notes and, together with the 2016 Senior Notes, the Senior Notes, in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The proceeds from the issuance of the Senior Notes were partially used to finance the Acquisition.
     The Senior Notes were issued under ITC Holdings’ Indenture, or the Senior Notes Original Indenture, dated as of July 16, 2003, between The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), or the Senior Notes Trustee, as supplemented by the Second Supplemental Indenture thereto, dated as of October 10, 2006, between ITC Holdings and the Senior Notes Trustee, or the Senior Notes Second Supplemental Indenture and, together with the Senior Notes Original Indenture, or the Senior Notes Indenture. The Senior Notes are unsecured.
     Interest on the Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year, commencing on March 30, 2007 at a fixed rate of 5.875% per annum, in the case of the 2016 Senior Notes, and a rate of 6.375% per annum, in the case of the 2036 Senior Notes. ITC Holdings may redeem the Senior Notes at any time, in whole or in part, at a “Make Whole Price” equal to the greater of (1) the principal amount of the Senior Notes being redeemed and (2) the sum of the present values of the remaining scheduled principal and interest payments on the Senior Notes discounted to the redemption date at the Adjusted Treasury Rate (as defined in the Senior Notes Indenture), plus, in each case, accrued and unpaid interest on the Senior Notes to, but not including, the redemption date. The principal amount of the 2016 Senior Notes is payable on September 30, 2016 and the principal amount of the 2036 Senior Notes is payable on September 30, 2036.
     The Senior Notes and the Senior Notes Indenture restrict ITC Holdings and its subsidiaries’ ability to engage in sale and lease-back transactions and, in certain circumstances, to incur liens. The Senior Notes and the Senior Notes Indenture contain customary events of default, including, without limitation, failure to pay principal on any Indenture Security (as defined in the Senior Notes Indenture) when due; failure to pay interest on any Indenture Security for 30 days after becoming due; and failure to comply with certain covenants and warranties contained in the Senior Notes Indenture for a period of 60 days after written notice from the Senior Notes Trustee or the holders of 25% of the aggregate principal amount of Indenture Securities then outstanding. If an “Event of Default” (as defined in the Senior Notes Indenture) occurs and is continuing, the trustee or the Senior Notes Holders (as defined in the Senior Notes Indenture) of not less than 25% in aggregate principal amount of the Indenture Securities outstanding may declare the principal amount of all the Indenture Securities to be due and payable immediately.
     As of September 30, 2006, $0.9 million has been incurred for professional services, primarily legal and accounting fees, in connection with the issuance of the Senior Notes and was recorded in other long-term assets. We have $0.7 million recorded in other current liabilities for the amounts that had not been paid as of September 30, 2006.

Unaudited Pro Forma Financial Information
     The unaudited pro forma financial information for the three and nine months ended September 30, 2006 and 2005 are prepared as if the Acquisition had occurred at the beginning of each respective period. The unaudited pro forma financial information are based upon available information and assumptions that management believes are reasonable. The unaudited pro forma financial information have been compiled from historical financial statements and other information from the historical consolidated financial statements of ITC Holdings and Subsidiaries and MTH and METC, but do not purport to represent what our consolidated results of operations would have been had the Acquisition occurred on the dates indicated, or to project our consolidated financial performance for any future period. The unaudited pro forma financial information presented below give effect to the following transactions associated with the Acquisition:
•	Elimination of revenue and operating expense that resulted from transactions between ITC Holdings and Subsidiaries and MTH and METC;

•	Additional depreciation and amortization expense for the periods presented based on an identified intangible asset acquired with a finite life. Based on the authorized recovery of these amounts, the amortization does not begin until January 1, 2006, therefore, there would have been no effect on depreciation and amortization expense for the three and nine months ended September 30, 2005;

•	Increase in interest expense for the periods presented from the effect of the issuance of the Senior Notes;

•	Decrease in interest expense for the periods presented from the effect of the repayment or redemption of ITC Holdings revolving credit facility and a portion of MTH and METC’s long term debt;

•	Recognition of a loss on extinguishment of debt for the effect of the redemption of a portion of MTH’s long term debt;

•	Increase in federal income tax expense for the consolidated companies at an assumed rate of 35% based on the income tax provision to be recorded at ITC Holdings relating to MTH and METC after the acquisition;

•	Issuance and sale by us of 6,580,987 shares of ITC Holdings common stock in a public offering; and

•	Issuance of 2,195,045 shares of our common stock to MEAP as part of the Acquisition completed on October 10, 2006.

	Unaudited pro forma		Unaudited pro forma
	financial information for the		financial information for the
	three months ended		nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Operating revenues	$104,136	$100,613	$258,891	$240,435
Income before cumulative effect of a change in accounting principle	$19,657	$15,503	$33,123	$31,921
Net income	$19,657	$15,503	$33,152	$31,921
Basic earnings per share	$0.47	$0.38	$0.79	$0.80
Diluted earnings per share	$0.46	$0.37	$0.77	$0.78

4. REGULATORY MATTERS
Attachment O Network Transmission Rates
     Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO, including ITCTransmission. The network transmission rate for the period from June 1, 2006 through December 31, 2006 for ITCTransmission is $1.744 per kW/month compared to $1.594 per kW/month from June 1, 2005 through May 31, 2006 and $1.587 per kW/month from January 1, 2005 through May 31, 2005.
Forward-Looking Attachment O
     On July 14, 2006, the FERC authorized ITCTransmission to modify the implementation of its Attachment O formula rate so that, beginning January 1, 2007, ITCTransmission will recover expenses and will earn a return on and recover investments in transmission on a current rather than a lagging basis. ITCTransmission’s rate-setting method for network transmission rates in effect through December 31, 2006 primarily uses historical FERC Form No. 1 data to establish a rate.
     Under the forward-looking Attachment O formula, no later than September 1 of each year beginning in 2006, ITCTransmission will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the following calendar year to determine rates for service on ITCTransmission’s system from January 1 to December 31 of the following year. The forward-looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission compares its actual revenue requirement to its billed revenues for each year. In the event billed revenues in a given year are more or less than actual revenue requirement, which is calculated primarily using that year’s FERC Form No. 1, ITCTransmission will refund or collect additional revenues, with interest, such that customers pay only the amounts that correspond to ITCTransmission’s actual revenue requirement.
     The ITCTransmission network transmission rate to be billed for the period from January 1, 2007 through December 31, 2007 will be $2.099 per kW/month.
Revenue Deferral
     ITCTransmission’s network transmission rates were fixed at $1.075 per kW/month from February 28, 2003 through December 31, 2004, or the Freeze Period. The difference between the revenue ITCTransmission would have been entitled to collect under Attachment O and the actual revenue ITCTransmission received based on the fixed transmission rate in effect during the Freeze Period, or the Revenue Deferral, is recognized as revenue when billed. The cumulative Revenue Deferral at December 31, 2004, which was the end of the Freeze Period, was $59.7 million ($38.8 million net of tax). At the end of each year, the cumulative Revenue Deferral, net of taxes, is included in rate base on Attachment O to determine ITCTransmission’s annual revenue requirement. The Revenue Deferral is included ratably in rates over the five-year period that began June 1, 2006. The Revenue Deferral and related taxes are not reflected as an asset or liability in the consolidated financial statements because the Revenue Deferral does not meet the criteria to be recorded as a regulatory asset or liability in accordance with Statement of Financial Accounting Standards 71, “Accounting for the Effects of Certain Types of Regulation.”
Point-to-Point Revenues
     Point-to-point revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff. For the nine months ended September 30, 2006 and 2005, we recognized $3.4 million and $17.6 million, respectively, of point-to-point revenues, which are included in operating revenues. The following matters relate to point-to-point revenues and have impacted our consolidated financial statements in recent periods:
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
     Redirected Transmission Service — In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. ITCTransmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and ITCTransmission refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction in operating revenues in the three and nine months ended September 30, 2005.
     With respect to the April 2005 order requiring refunds, certain transmission customers have filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. FERC has not yet acted on the rehearing requests filed in December 2005. We had previously reserved an estimate for the refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May 2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. As of September 30, 2006, we have reserved $0.1 million for estimated refunds of redirected transmission services revenue received subsequent to January 2005.
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
     From December 1, 2004 through September 30, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission and other transmission owners who collected SECA revenues are participating in settlement discussions with certain counterparties that paid the SECA amounts. Based on the ongoing settlement discussions, we reserved $0.4 million in the second quarter of 2006 for our estimate of the amount to be refunded to the counterparties that are participating in settlement discussions. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission will result from this hearing or whether this matter will otherwise be settled, but we do not expect the amounts to be material. We have not accrued any refund amounts relating to these nonparticipating counterparties.
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
Regulatory Liabilities
     Regulatory Liabilities — Accrued Asset Removal Costs- Non-Legal — At December 31, 2005 we had recorded $42.7 million for accrued asset removal costs for which we do not have a legal obligation to retire the asset. The portion of depreciation expense related to non-legal asset removal costs is added to this regulatory liability and non-legal removal expenditures incurred are charged to this regulatory liability. During the third quarter of 2006, we reviewed our assumptions used in recording the estimate for this regulatory liability, and we recorded an adjustment of approximately $17.2 million to bring the September 30, 2006 balance to $60.0 million for non-legal accrued asset removal costs. The adjustment also increased property, plant and equipment (net of accumulated depreciation and amortization) by approximately $17.2 million.
5. LONG TERM DEBT
First Mortgage Bonds Series C
     On March 28, 2006, ITCTransmission issued $100.0 million of 6.125% First Mortgage Bonds, Series C, or the Series C Bonds. The Series C Bonds were issued under ITCTransmission’s First Mortgage and Deed of Trust, or the First Mortgage and Deed of Trust, dated as of July 15, 2003, between The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, or the Series C Trustee, as supplemented by the Third Supplemental Indenture thereto, dated as of March 28, 2006, between ITCTransmission and the Series C Trustee, or the Third Supplemental Indenture, and, together with the First Mortgage and Deed of Trust, the Series C Indenture. The Series C Bonds are secured by a first mortgage lien on substantially all of ITCTransmission’s real and tangible personal property equally with all other securities previously issued or issued in the future under the First Mortgage and Deed of Trust, with such exceptions as are described in, and such releases as are permitted by, the Series C Indenture.
     Interest on the Series C Bonds is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2006 at a fixed rate of 6.125% per annum. ITCTransmission may redeem the Series C Bonds at any time, in whole or in part, at a “Make Whole Price” equal to the greater of (1) 100% of the principal amount of the Series C Bonds being redeemed and (2) the sum of the present values of the remaining scheduled principal and interest payments on the Series C Bonds discounted to the redemption date at the Adjusted Treasury Rate (as defined in the Series C Indenture), plus, in each case, accrued and unpaid interest on the Series C Bonds to, but not including, the redemption date. The principal amount is payable in a lump sum on March 31, 2036.
     The Series C Bonds and the Series C Indenture contain customary events of default, including, without limitation, failure to pay principal on any Indenture Security (as defined in the Series C Indenture) when due; failure to pay interest on any Indenture Security for 30 days after becoming due; and failure to comply with certain covenants and warranties contained in the Series C Indenture for a period of 60 days after written notice from the trustee or the holders of 25% of the aggregate principal amount of Indenture Securities (as defined in the Series C Indenture) then outstanding. If an Event of Default (as defined in the Series C Indenture) occurs and is continuing, the Series C Trustee or the Series C Holders (as defined in the Series C Indenture) of not less than 25% in aggregate principal amount of the Indenture Securities outstanding may declare the principal amount of all the Indenture Securities to be due and payable immediately. There are no financial covenants under the Series C Bonds.
Revolving Credit Facilities and First Mortgage Bonds Series B
     On March 24, 2006, ITCTransmission entered into Amendment No. 1, or the ITCTransmission Amendment, to the First Amended and Restated Revolving Credit Agreement, dated January 19, 2005. The ITCTransmission Amendment extended the revolving credit maturity date under the First Amended and Restated Revolving Credit Agreement from March 19, 2007 to March 10, 2010. On March 24, 2006, ITCTransmission also entered into a Second Amendment to Second Supplemental Indenture that extended the maturity date of its First Mortgage Bonds, Series B from March 19, 2007 to March 10, 2010. At September 30, 2006, ITCTransmission had borrowings of $4.2 million outstanding under its revolving credit facility and had total commitments under its revolving credit facility of $75.0 million.
     On March 24, 2006, ITC Holdings Corp. entered into Amendment No. 1, or the ITC Holdings Amendment, to the First Amended and Restated Revolving Credit Agreement, dated January 12, 2005. The ITC Holdings Amendment extended the revolving credit maturity date under the First Amended and Restated Revolving Credit Agreement from March 19, 2007 to March 10, 2010. At

September 30, 2006, ITC Holdings had borrowings of $49.7 million outstanding under its revolving credit facility and had total commitments under its revolving credit facility of $50.0 million.
6. INTEREST RATE LOCK CASH FLOW HEDGES
     On September 27, 2006, ITC Holdings entered into two interest rate lock agreements to hedge the benchmark interest rate risk associated with the issuance of the Senior Notes. Under the interest rate lock agreements, ITC Holdings agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for the notional principal amounts of indebtedness based on the locked rates at the date of the agreements and the yield of the corresponding treasuries on the settlement date of October 4, 2006. The interest rate lock cash flow hedge agreements consist of a $200.0 million notional amount interest rate lock referenced to 10-year treasuries with an effective rate of 4.602% (not including any credit spread) and a $200.0 million notional amount interest rate lock referenced to 30-year treasuries with an effective rate of 4.737% (not including any credit spread). The interest rate lock agreements were designated as cash flow hedges under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133.
     As of September 30, 2006, the 10-year and the 30-year treasury rates were higher than the effective rates of our interest rate locks. As a result, we recorded $1.2 million in other current assets for the fair value of the interest rate locks with an offsetting amount (net of tax of $0.4 million) in other comprehensive income (loss) in our condensed consolidated statement of financial position. The interest rate lock agreements were based on 10-year and 30-year treasury rates, the rates on which the interest rates for the Senior Notes were based. Therefore, we had no ineffectiveness and no amounts were recorded to the condensed consolidated statement of operations during the nine months ended September 30, 2006.
     On October 4, 2006, upon pricing of the Senior Notes, the 10-year and the 30-year treasury rates were lower than the effective rates of our interest rate locks. As a result, ITC Holdings paid $1.5 million to settle the interest rate lock cash flow hedge agreements. The amount recorded to other comprehensive income (loss) as of September 30, 2006 will be adjusted to the amount of the settlement (net of tax of $0.5 million) and will be amortized to interest expense over the life of the Senior Notes. Based on this final settlement of these agreements we expect approximately $0.1 million of losses will be reclassified from other comprehensive income (loss) to net income over the next twelve months.
7. STOCK-BASED COMPENSATION
     In August 2006, we granted under the 2006 Long Term Incentive Plan 192,426 options to purchase shares of our common stock. The options vest in five equal annual installments beginning on August 16, 2007 and have an exercise price of $33.00 per share. In addition, in August 2006, under the 2006 Long Term Incentive Plan we granted 52,704 shares of restricted stock at a fair value of $33.00 per share. Holders of the restricted stock awards have all rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock awards become vested five years after the grant date. The holders of the restricted stock awards may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
     In October 2006, we granted under the Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries 124,000 shares of restricted stock to employees of METC subsequent to the Acquisition at fair values ranging from $33.93 to $34.32 per share.
8. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three and nine months ended September 30, 2006 and 2005 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Basic earnings per share:
Net income	$16,497	$13,493	$27,178	$32,979
Weighted-average shares outstanding	33,023,187	32,095,482	33,005,068	30,932,887

Basic earnings per share	$0.50	$0.42	$0.82	$1.07

Diluted earnings per share:
Net income	$16,497	$13,493	$27,178	$32,979
Weighted-average shares outstanding	33,023,187	32,095,482	33,005,068	30,932,887
Incremental shares of stock-based awards	1,363,804	1,280,000	1,076,900	1,199,274

Weighted-average dilutive shares outstanding	34,386,991	33,375,482	34,081,968	32,132,161

Diluted earnings per share	$0.48	$0.40	$0.80	$1.03

     Basic earnings per share excludes 340,308 and 332,124 shares of restricted common stock at September 30, 2006 and 2005, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     There were 250,311 and 266,311 potential shares of common stock for the three and nine months ended September 30, 2006, respectively, relating to unvested restricted stock awards and stock options that were excluded from diluted per share calculation because the effect of including these potential shares was antidilutive. There were 695,178 potential shares of common stock for the three and nine months ended September 30, 2005 relating to unvested stock options there were excluded from diluted per share calculations because the effect of including these potential shares was antidilutive.
9. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on annual employer contributions and interest credits. For the nine months ended September 30, 2006, we funded $1.8 million to our retirement plan. We have also established two supplemental nonqualified, noncontributory, unfunded retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. For the nine months ended September 30, 2006, we funded $3.6 million to our supplemental retirement benefit plans.
     Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Service cost	$290	$225	$876	$673
Interest cost	232	144	729	433
Expected return on plan assets	(106)	(72)	(320)	(215)
Amortization of prior service cost	(98)	122	74	366
Amortization of unrecognized (gain)/loss	459	(1)	1,376	(2)

Net pension cost	$777	$418	$2,735	$1,255

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits.
     Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Service cost	$295	$250	$886	$751
Interest cost	68	46	204	137
Expected return on plan assets	(11)	(3)	(32)	(9)
Amortization of actuarial loss	19	8	57	24

Net postretirement cost	$371	$301	$1,115	$903

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.2 million for the three months ended September 30, 2006 and 2005 and $0.7 million for the nine months ended September 30, 2006 and 2005.

10. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors gives consideration to dividends paid, or expected to be paid, on our common stock. During the nine months ended September 30, 2006, our board of directors authorized awards under the special bonus plans of $2.0 million, with $0.8 million relating to vested awards and $1.2 million relating to awards that are expected to vest over periods ranging from 18 to 53 months. During the three and nine months ended September 30, 2006, we recorded general and administrative expenses of $0.2 million and $0.4 million, respectively, for the amortization of awards that are expected to vest, which includes amortization of awards granted during both 2006 and 2005, and we recorded general and administrative expenses of $0.3 million and $0.8 million, respectively, for awards that were vested when granted. During the three and nine months ended September 30, 2005, we recorded general and administrative expenses of $0.1 million for the amortization of awards that are expected to vest and we recorded general and administrative expenses of $0.2 million for awards that were vested when granted.
     During the nine months ended September 30, 2006 and 2005, we made contributions of $0.6 million and $0.2 million, respectively, to fund the special bonus plans for non-executive employees, which were recorded in other assets.
11. CONTINGENCIES
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
Michigan Public Power Agency Receivable and Revenues
     The Michigan Public Power Agency, or MPPA, has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We had $4.9 million of accounts receivable as of September 30, 2006 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through September 30, 2006 for which MPPA had not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission was pursuing. Although we believed we had appropriately billed MPPA under the terms of the Ownership and Operating Agreement, we had reserved an amount of $1.0 million relating to this matter resulting in a net amount of accounts receivable from MPPA of $3.9 million prior to the settlement of this loss contingency as described below.

     Additionally, prior to the settlement agreement described below, MPPA had counterclaimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITCTransmission. MPPA contended that amounts it owed to ITCTransmission under the Ownership and Operating Agreement should be set off by revenue MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. MPPA also alleged that ITCTransmission had improperly retained MPPA revenue, totaling $3.3 million at September 30, 2006, which MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expected to remit these retained amounts in the event we executed a revenue distribution agreement and collected the accounts receivable from MPPA. The amount payable to MPPA had not been netted against the $4.9 million of accounts receivable from MPPA as it did not meet the criteria to set off the balances in our statement of financial position.
     In October 2006, ITCTransmission and MPPA finalized a settlement agreement for all matters in dispute as described above as well as for a related matter for capital costs allocable to MPPA’s ownership interest. ITCTransmission received a net settlement amount of $3.2 million from MPPA, which consisted of $4.6 million for operation and maintenance costs allocable to MPPA’s ownership interest, $1.7 million for capital costs allocable to MPPA’s ownership interest and $0.2 million for carrying charges for these capital costs, partially offset by $3.3 million for amounts MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. ITCTransmission and MPPA executed a revenue sharing agreement which provides terms and conditions for timely payment of the amounts MISO remits to ITCTransmission on MPPA’s behalf.
     The settlement resulted in the recognition of income before income taxes of $0.6 million ($0.4 million net income after tax) in the third quarter of 2006 and $1.0 million ($0.7 million net income after tax) in the fourth quarter of 2006. The amount recognized in the third quarter of 2006 was for the resolution of the loss contingency, whereby we reversed the reserve previously recorded for the operation and maintenance costs allocable to MPPA’s ownership interest by reducing operating expenses in the amount of $1.0 million, partially offset by a reduction in interest income of $0.4 million for carrying charges on the operation and maintenance costs allocable to MPPA’s ownership interest, which were waived in the settlement. The amount recognized in the fourth quarter results from an additional gain relating to the settlement of MPPA capital costs allocable to their ownership interest in the amount of $0.8 million and related carrying charges of $0.2 million.

Thumb Loop Project
     ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. A state trial court has granted ITCTransmission’s request for a preliminary injunction, finding that ITCTransmission is substantially likely to succeed on its claim that ITCTransmission is not overburdening its easement and that ITCTransmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.2 million as of September 30, 2006. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.
     In October 2006, the state trial court issued a final order determining that the Thumb Loop Project does not overburden ITCTransmission’s easement rights.
Property Taxes
     Numerous municipalities applied their own valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, or STC. ITCTransmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. ITCTransmission filed formal appeals with the Michigan Tax Tribunal, or MTT, for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, ITCTransmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. Property tax expense accrued for 2004 was based on a total annual liability of $20.5 million from the 2004 tax statements received from the municipalities. During the second and third quarters of 2005, ITCTransmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. Through September 30, 2006, we have paid $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter. We do not expect any further payments relating to this matter.
     The December 31, 2005 tax assessments received from the municipalities were the basis for 2006 property taxes and used the STC-approved valuation tables for personal property taxes. Property tax expense accrued relating to 2006 is based on an estimated total annual liability of $18.8 million.
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
     The put agreements with the Bank will remain in effect until the date when ITC Holdings’ obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was $0.3 million at September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in Item 1A – Risk Factors of our Form 10-K for the fiscal year ended December 31, 2005 (as modified by Part II Item 1A of this Form 10-Q and by Part II Item 1A of our Form 10-Q for the quarter ended March 31, 2006), and the following:
•	unless ITC Holdings receives dividends or other payments from ITCTransmission and/or Michigan Electric Transmission Company, LLC, or METC, ITC Holdings will be unable to pay dividends to its stockholders and fulfill its cash obligations;

•	certain elements of ITCTransmission’s and METC’s cost recovery through rates can be challenged which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions;

•	ITCTransmission’s and METC’s operating results fluctuate on a seasonal and quarterly basis and point-to-point revenues received by ITCTransmission and METC vary from period to period and may be unpredictable;

•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our stockholders;

•	our network load may be lower than expected;

•	ITCTransmission and METC depend on their primary customers for a substantial portion of their revenues, and any material failure by our primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations;

•	deregulation and/or increased competition may adversely affect ITCTransmission’s customers, METC’s customers, The Detroit Edison Company’s, or Detroit Edison’s, customers or Consumers Energy’s customers;

•	ITCTransmission’s and METC’s actual capital investments may be lower than planned, which would decrease ITCTransmission’s and METC’s expected rate base;

•	hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s or METC’s operations or the imposition of civil or criminal penalties;

•	ITCTransmission and METC are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	we may encounter difficulties consolidating METC’s business into ours and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	the FERC’s December 2005 rate order authorizing METC’s current rates is subject to a hearing and possible judicial appeal and in any such proceedings, METC could be required to refund revenues to customers under the rates that became effective January 1, 2006 and June 1, 2006, and the rates that METC charges for services could be reduced;

•	We may be materially and adversely affected by the termination of METC’s service contracts with Consumers Energy;

•	METC does not own the majority of the land on which its transmission assets are located, as a result, it must comply with the provisions of an easement agreement with Consumers Energy;

•	the ability of stockholders of ITC Holdings other than the International Transmission Holdings Limited Partnership, or the IT Holdings Partnership, to influence our management and policies will be limited as a result of the ownership of our common stock by the IT Holdings Partnership;

•	we are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing;

•	adverse changes in our credit ratings may negatively affect us;

•	certain provisions in our debt instruments limit our capital flexibility;

•	ITCTransmission’s and METC’s ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or dividend payments to our stockholders;

•	future transactions may limit our ability to use our federal income tax operating loss carryforwards; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission, or SEC, may have a material adverse effect on our financial position, results of operations, cash flows and prospects.
     Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. Forward-looking statements speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Actual future results may vary materially. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise, unless required by law.
OVERVIEW
     ITC Holdings is a holding company with no business operations and its material assets consist only of 100% of the common stock of ITCTransmission, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash. The historical financial information set forth below is applicable only to ITC Holdings and Subsidiaries prior to the consummation of the October 10, 2006 acquisition of METC, which we refer to as the “Acquisition,” described below under ‘‘—Recent Developments’’ and does not include an analysis of METC’s historical financial information.
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
     We derive nearly all of our revenues from ITCTransmission’s provision of (1) network transmission service, (2) point-to-point transmission service and (3) scheduling, control and dispatch services over our system. Substantially all of our operating expenses and assets support our transmission operations. ITCTransmission’s principal transmission service customer is Detroit Edison. Our remaining revenues are generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. Our network rates are established on a cost-of-service model allowing for the recovery of expenses, including depreciation and amortization and a return on invested capital. Our network rates are determined on an annual basis using a FERC-approved formulaic rate setting mechanism known as Attachment O.
     Without giving effect to the consummation of the Acquisition, significant items that influenced our financial position and results of operations and cash flows for the three or nine months ended September 30, 2006 or may affect future results are:
•	Capital investment of $124.8 million for the nine months ended September 30, 2006 resulting from our focus on improving system reliability;

•	Lower operating revenues and cash flows primarily due to lower point-to-point revenues of $6.5 million and $14.2 million for the three months and nine months ended September 30, 2006, respectively;

•	Higher interest expense due to ITCTransmission’s issuance of $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036, the proceeds of which were used to repay amounts outstanding under ITCTransmission’s revolving credit facility, to partially fund our capital expenditure program and for general corporate purposes; and

•	FERC approved our request to implement forward-looking Attachment O for rates beginning January 1, 2007.
     These items are discussed in more detail below.

Recent Developments
Acquisition of METC and Related Financing
     On May 11, 2006, ITC Holdings entered into a purchase agreement with TE Power Opportunities Investors, L.P., Mich 1400 LLC, MEAP US Holdings Ltd., Macquarie Essential Assets Partnership, or MEAP, Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P. and the other parties thereto. Pursuant to the purchase agreement, on October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in Michigan Transco Holdings, Limited Partnership, or MTH, the sole member of METC. Under the terms of the purchase agreement, the former indirect owners of the MTH partnership interests, whom we refer to as the ‘‘selling shareholders,’’ received approximately $484.0 million in cash and 2,195,045 shares of our common stock were issued to MEAP. In addition, we, MTH or METC have assumed or repaid approximately $308.5 million of MTH and METC debt and certain liabilities (net of $0.1 million of cash) based on balances as of October 10, 2006 before any repayments occurring after the Acquisition. Also as part of the Acquisition, ITC Holdings acquired METC GP Holdings, Inc. the sole member of MTH’s general partner.
      The Acquisition will be accounted for using the purchase method of accounting. The application of the purchase method of accounting for the Acquisition is expected to result in the recognition of an intangible asset relating to recoverable amounts that were deferred under METC’s rate freeze to reflect its fair market value, which is expected to result in additional amortization expense of approximately $13.4 million on an annual basis recognized on a straight-line method from the date of closing of the Acquisition through May 31, 2011. The amortization period and amounts are based on METC’s application of its currently authorized Attachment O ratemaking mechanism.
     As with ITCTransmission, METC is an independent electric transmission utility, with rates regulated by the FERC and established on a cost-of-service model, METC’s service area covers approximately two-thirds of Michigan’s lower peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points.
     Issuance of ITC Holdings’ Common Stock — On October 10, 2006, ITC Holdings completed an equity offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-135137). ITC Holdings sold 6,580,987 newly issued shares of common stock through the offering, which resulted in proceeds of $200.5 million (net of underwriting discounts of $9.5 million), before issuance costs estimated at $2.1 million. The proceeds from this offering were partially used to finance the Acquisition of METC. IT Holdings Partnership, our largest shareholder, sold 6,356,513 shares of common shares through the offering, from which sale ITC Holdings received no proceeds.
     Issuance of the ITC Holdings Senior Notes — On October 10, 2006, ITC Holdings issued $255.0 million aggregate principal amount of its 5.875% Senior Notes due 2016, or the 2016 Notes, and $255.0 million aggregate principal amount of its 6.375% Senior Notes due 2036, or the 2036 Senior Notes and, together with the 2016 Senior Notes, the Senior Notes, in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The proceeds from the issuance of the Senior Notes were partially used to finance the Acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the terms of the Senior Notes.
Michigan Public Power Agency Receivable and Revenues
      The Michigan Public Power Agency, or MPPA, has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We had $4.9 million of accounts receivable as of September 30, 2006 for amounts billed to MPPA under the Ownership and Operating Agreement for the period from March 2003 through September 30, 2006 for which MPPA had not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission was pursuing. Although we believed we had appropriately billed MPPA under the terms of the Ownership and Operating Agreement, we had reserved an amount of $1.0 million relating to this matter resulting in a net amount of accounts receivable from MPPA of $3.9 million prior to the settlement of this loss contingency as described below.
      Additionally, prior to the settlement agreement described below, MPPA had counterclaimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which MPPA would receive revenue from MISO through ITCTransmission. MPPA contended that amounts it owed to ITCTransmission under the Ownership and Operating Agreement should be set off by revenue MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. MPPA also alleged that ITCTransmission had improperly retained MPPA revenue, totaling $3.3 million at September 30, 2006, which MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005.
      In October 2006, ITCTransmission and MPPA finalized a settlement agreement for all matters in dispute as described above as well as for a related matter for capital costs allocable to MPPA’s ownership interest. ITCTransmission received a net settlement amount of $3.2 million from MPPA, which consisted of $4.6 million for operation and maintenance costs allocable to MPPA’s ownership interest, $1.7 million for capital costs allocable to MPPA’s ownership interest and $0.2 million for carrying charges for these capital costs, partially offset by $3.3 million for amounts MISO has remitted to ITCTransmission on MPPA’s behalf beginning January 1, 2005. ITCTransmission and MPPA executed a revenue sharing agreement which provides terms and conditions for timely payment of the amounts MISO remits to ITCTransmission on MPPA’s behalf.
      The settlement resulted in the recognition of income before income taxes of $0.6 million ($0.4 million net income after tax) in the third quarter of 2006 and $1.0 million ($0.7 million net income after tax) in the fourth quarter of 2006. The amount recognized in the third quarter of 2006 was for the resolution of the loss contingency, whereby we reversed the reserve previously recorded for the operation and maintenance costs allocable to MPPA’s ownership interest by reducing operating expenses in the amount of $1.0 million, partially offset by a reduction in interest income of $0.4 million for carrying charges on the operation and maintenance costs allocable to MPPA’s ownership interest, which were waived in the settlement. The amount recognized in the fourth quarter results from an additional gain relating to the settlement of MPPA capital costs allocable to their ownership interest in the amount of $0.8 million and related carrying charges of $0.2 million.

Forward-Looking Attachment O
     On July 14, 2006, the FERC authorized ITCTransmission to modify the implementation of its Attachment O formula rate so that, beginning January 1, 2007, ITCTransmission will recover expenses and will earn a return on and recover investments in transmission on a current rather than a lagging basis. As a result, ITCTransmission will be allowed to collect revenues based on its current expenses and capital investments, which is expected to result in higher revenues and cash flows in the initial years after implementation. In periods of capital expansion and increasing rate base, ITCTransmission will recover the costs of these capital investments on a more timely basis than under the current Attachment O method. ITCTransmission’s rate-setting method for network transmission rates in effect through December 31, 2006 primarily uses historical FERC Form No. 1 data to establish a rate.
     Under this forward-looking Attachment O formula, no later than September 1 of each year beginning in 2006, ITCTransmission will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the following calendar year to determine rates for service on ITCTransmission system from January 1 to December 31 of the following year. The forward-looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission compares its actual revenue requirement to its billed revenues for each year. In the event billed revenues in a given year are more or less than its actual revenue requirement, which is calculated primarily using that year’s FERC Form No. 1, ITCTransmission will refund or collect additional revenues, with interest, such that customers pay only the amounts that correspond to ITCTransmission’s actual revenue requirement.
     On October 30, 2006, MISO and METC jointly filed revised tariff sheets with the FERC to modify the implementation of METC’s Attachment O formula rate. The modification as proposed would require a tariff rate of $1.524 for METC to be charged during 2007. The proposed modification would allow METC to recover its expenses and investments in transmission on a current rather than a lagging basis, thereby enhancing METC’s ability to rebuild and strengthen the transmission grid in Michigan. The proposed METC forward-looking Attachment O formula would include a true-up mechanism, whereby METC would compare its actual revenue requirement beginning in 2007 to its billed revenues for that year. In the event billed revenues in a given year are more or less than its actual revenue requirement, which is calculated primarily using that year’s FERC Form No. 1, METC would refund or collect additional revenues, with interest, such that customers pay only the amounts that correspond to METC’s actual revenue requirement. The proposed changes to the Attachment O formula rate are subject to FERC approval, following its standard procedural requirements. There can be no assurance that the modified Attachment O will be approved by FERC in the form submitted by METC or as to the timing of the receipt of any such approval.
ITC Grid Development, LLC and ITC Great Plains, LLC Company
     In July 2006, ITC Holdings formed two new subsidiaries—ITC Grid Development, LLC, or ITC Grid Development, and ITC Great Plains, LLC, or ITC Great Plains. As an extension of our existing strategy, ITC Grid Development was formed to focus on bringing improvements to the U.S. electricity transmission infrastructure by partnering with entities in regions where we believe significant investment is needed to improve reliability and address local energy needs. ITC Great Plains, which has opened an office in Topeka, Kansas, was formed to focus on opportunities for transmission investment in Kansas and the Great Plains region. In Kansas, and in other states or regions where we may engage in operations through our two new subsidiaries, we expect to partner with local experts, such as firms that specialize in design and engineering, and other entities in order to achieve our objectives of enhancing the U.S. transmission grid and providing the framework for lower electric energy costs. These subsidiaries are working to identify and are expected to eventually undertake projects consisting of upgrades to existing electricity transmission systems as well as the construction of new electricity transmission systems or portions of systems. We expect to pursue only development opportunities that are consistent with ITCTransmission’s business model, such as those that are anticipated to result in the creation of a FERC-regulated entity using formula-based rates. We currently anticipate incurring approximately $3.8 million in expenses at ITC Grid Development and ITC Great Plains in 2007. We do not currently have any commitments that would result in additional expenses being incurred if we elect to discontinue these activities.
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

Trends and Seasonality
     The tariff rate for the period from June 1, 2006 through December 31, 2006 is $1.744 per kW/month compared to $1.594 per kW/month for the period from June 1, 2005 through May 31, 2006. The tariff rate for ITCTransmission for the period from January 1, 2007 through December 31, 2007 will be $2.099 per kW/month, which is an increase from the current tariff rate. The increase is partially a result of the implementation of forward-looking Attachment O, which will allow ITCTransmission to recover its expenses and investments in transmission on a current rather than a lagging basis. Additionally, we expect a general trend of moderate growth in the tariff rate for ITCTransmission over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of the components used to calculate our revenue requirement and other factors beyond our control.
     There were certain items that caused the increase in the rate at June 1, 2006 to $1.744 per kW/month. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 is included in ITCTransmission’s rates in each of the following five 12-month periods. Additionally, operating expenses in 2005 were higher due primarily to higher maintenance expenses as a result of the acceleration of multi-year maintenance initiatives. The other component of the increase in our June 1, 2006 rate that is expected to continue to increase our rates in future years is the result of our five- to seven-year capital investment program due to our ongoing capital investment in excess of depreciation. ITCTransmission strives for high reliability for its system and low delivered costs of electricity to end-use consumers. We continually assess our transmission system against standards established by the North American Electric Reliability Council and ReliabilityFirst Corporation, which are electric industry organizations that, in part, develop standards for reliability and monitor compliance with those standards. Analysis of the transmission system against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. Moreover, on August 8, 2005 the Energy Policy Act of 2005 was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We also assess our transmission system against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s system, which in turn reduces the delivered cost of energy to end-use customers.
     For the seven-year period from January 1, 2005 through December 31, 2011, based on our planning studies, we expect that ITCTransmission will invest approximately $1.0 billion and METC will invest approximately $0.6 billion in their respective transmission systems to enhance reliability by rebuilding and upgrading existing equipment, to relieve congestion and to provide better access to more efficiently priced generation sources. We intend to seek to identify opportunities, in addition to those currently included in our capital investment forecast, that could result from coordinated regional transmission planning across the lower peninsula of Michigan.
     In 2005, ITCTransmission completed the first year of this capital investment program, and invested $117.8 million in property, plant and equipment. For the nine months ended September 30, 2006, ITCTransmission invested $124.8 million in property, plant and equipment. We expect ITCTransmission’s total investments in property, plant and equipment in 2006 to be approximately $145.0 million based on projects currently planned or being considered, and we expect ITCTransmission’s total investments in property, plant and equipment in 2007 to be approximately $190.0 million based on projects currently planned or being considered. We expect that investments in property, plant and equipment at METC in 2007 will be between $15.0 million and $25.0 million based on projects currently planned or being considered.
     Investments in property, plant and equipment could vary due to, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on ITCTransmission’s or METC’s system at any one time or regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. Additions to property, plant and equipment, when placed in service upon completion of a capital project, are added to rate base each year. ITCTransmission’s property, plant and equipment additions in excess of depreciation and amortization expense as presented in the following table result in an expansion of rate base when these additions are placed in service. We expect a range of $140.0 million to $150.0 million of property, plant and equipment additions to be placed in service for ITCTransmission in 2006 and added to rate base.

(a)	Estimated amount that ITCTransmission expects to invest in additions to property, plant and equipment. Investments in property, plant and equipment could vary due to, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system at any one time or regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded.
     Our capital investment strategy is aligned with the FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based primarily on the levels of prudent and necessary capital investment and maintenance spending on our transmission system. We do not use revenues or net income as the primary measure of our performance. Revenues and net income vary between the current year and prior year based on monthly peak loads and regulated transmission rates, among other factors.
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

     Our point-to-point revenue for the year ending December 31, 2006 has been and will continue to be negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. We expect an overall decrease in point-to-point revenues of $15.0 million to $17.0 million in 2006 compared to 2005. The expected level of these revenues for 2006 could change due to other factors that affect point-to-point revenues.
     The total of the monthly peak loads for the three and nine months ended September 30, 2006 were down 3.6% and 1.2%, respectively, compared to the corresponding totals for the same periods in 2005.
Monthly Peak Load (in MW)

	2006	2005	2004	2003	2002
January	7,754	8,090	8,022	7,608	7,668
February	7,667	7,672	7,656	7,437	7,572
March	7,554	7,562	7,434	7,542	7,566
April	7,035	7,299	7,305	6,934	8,386
May	10,902	7,678	8,718	7,017	8,702
June	9,752	12,108	11,114	11,266	11,067
July	12,392	11,822	11,344	10,225	11,423
August	12,745	12,308	10,877	11,617	11,438
September	8,415	10,675	9,841	8,717	10,894
October		9,356	7,197	7,369	8,645
November		7,943	7,832	7,843	7,271
December		8,344	8,469	8,124	7,772

Total		110,857	105,809	101,699	108,404

     Our results of operations are subject to seasonal variations. Our revenues depend on the monthly peak loads and regulated transmission rates. Demand for electricity and thus transmission load, to a large extent depend upon weather conditions. Our revenues and operating income are higher in the summer months when cooling demand and network load are higher.
     We are not aware of any trends or uncertainties in the economy or the industries in ITCTransmission’s service territory that are reasonably likely to have a material effect on our financial condition or results of operations. However, any change in economic conditions that either increases or decreases the use of ITCTransmission’s system to transmit electricity will impact revenue for the periods through December 31, 2006 under the currently effective Attachment O mechanism. Additionally, adverse economic conditions could impact our customers’ ability to pay for our services.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	Increase	September 30,		Increase	Increase
(In thousands)	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
OPERATING REVENUES	$63,004	$66,047	$(3,043)	(4.6)%	$150,548	$159,225	$(8,677)	(5.4)%
OPERATING EXPENSES
Operation and maintenance	5,542	14,891	(9,349)	(62.8)%	19,317	31,282	(11,965)	(38.2)%
General and administrative	9,827	6,723	3,104	46.2%	25,292	16,734	8,558	51.1%
Depreciation and amortization	9,259	8,435	824	9.8%	27,213	24,607	2,606	10.6%
Taxes other than income taxes	5,409	2,104	3,305	157.1%	15,739	10,223	5,516	54.0%
Termination of management agreements	—	6,725	(6,725)	n/a	—	6,725	(6,725)	n/a

Total operating expenses	30,037	38,878	(8,841)	(22.7)%	87,561	89,571	(2,010)	(2.2)%
OPERATING INCOME	32,967	27,169	5,798	21.3%	62,987	69,654	(6,667)	(9.6)%
OTHER EXPENSES (INCOME)
Interest expense	8,506	7,006	1,500	21.4%	23,640	21,014	2,626	12.5%
Allowance for equity funds used during construction	(1,250)	(707)	(543)	76.8%	(2,610)	(2,178)	(432)	19.8%
Other income	(47)	(220)	(173)	(78.6)%	(488)	(688)	200	(29.1)%
Other expense	256	223	33	14.8%	408	481	(73)	(15.2)%

Total other expenses (income)	7,465	6,302	1,163	18.5%	20,950	18,629	2,321	12.5%

INCOME BEFORE INCOME TAXES	25,502	20,867	4,635	22.2%	42,037	51,025	(8,988)	(17.6)%
INCOME TAX PROVISION	9,005	7,374	1,631	22.1%	14,888	18,046	(3,158)	(17.5)%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	16,497	13,493	3,004	22.3%	27,149	32,979	(5,830)	(17.7)%
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	n/a	29	—	29	n/a

NET INCOME	$16,497	$13,493	$3,004	22.3%	$27,178	$32,979	$(5,801)	(17.6)%

Operating Revenues
Three months ended September 30, 2006 compared to three months ended September 30, 2005
     The following table sets forth the components of and changes in operating revenues for the three months ended September 30:

						Percentage
	2006		2005		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network	$59,148	93.9%	$55,991	84.8%	$3,157	5.6%
Point-to-point	1,325	2.1%	7,811	11.8%	(6,486)	(83.0)%
Scheduling, control and dispatch	2,220	3.5%	2,092	3.2%	128	6.1%
Other	311	0.5%	153	0.2%	158	103.3%

Total	$63,004	100.0%	$66,047	100.0%	$(3,043)	(4.6)%

     Network revenues increased by $5.1 million due to increases in the rate used for network revenues from $1.594 per kW/month for the three months ended September 30, 2005 to $1.744 per kW/month for the three months ended September 30, 2006. This increase was partially offset by a decrease in network revenue of $1.9 million due to a decrease of 3.6% in the total monthly peak loads for the three months ended September 30, 2006 compared to the same period in 2005.
     Point-to-point revenues decreased $2.3 million due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface, $1.1 million due to the elimination of the Sub-Regional Rate Adjustment in October 2005, $0.4 million due to a decrease in Seams Elimination Cost Adjustment, or SECA, revenues described in Note 4 of the Notes to Condensed Consolidated Financial Statements under “—Long Term Pricing” and $1.6 million of point-to-point revenue relating to the Elimination of Transmission Rate Discount matter described in Note 4 of the Notes to Condensed Consolidated Financial Statements. In addition, a $1.7 million decrease resulted from reduced demand for long-term point-to-point reservations because of the emergence of the MISO energy market in 2005.
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     The following table sets forth the components of and changes in operating revenues for the nine months ended September 30:

						Percentage
	2006		2005		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network	$140,731	93.5%	$135,465	85.1%	$5,266	3.9%
Point-to-point	3,437	2.3%	17,647	11.1%	(14,210)	(80.5)%
Scheduling, control and dispatch	5,203	3.4%	5,047	3.2%	156	3.1%
Other	1,177	0.8%	1,066	0.6%	111	10.4%

Total	$150,548	100.0%	$159,225	100.0%	$(8,677)	(5.4)%

     Network revenue increased by $6.7 million due to the increases in the rate used for network revenues from $1.587 per kW/month in January through May of 2005 and $1.594 per kW/month in June 2005 through September 2005 compared to $1.594 per kW/month in January through May of 2006 and $1.744 per kW/month in June 2006 through September 2006. This increase was partially offset by a decrease in network revenue of $1.4 million due to a decrease of 1.2% in the total monthly peak loads for the nine months ended September 30, 2006 compared to the same period in 2005.
     Point-to-point revenues decreased $5.6 million due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface, $2.9 million due to the elimination of the Sub-Regional Rate Adjustment in October 2005, $1.3 million due to a decrease in SECA revenues described in Note 4 of the Notes to Condensed Consolidated Financial Statements under “—Long Term Pricing,” and $0.7 million due to additional refunds recognized relating to the Redirected Transmission Service Revenue matter described in Note 4 of the Notes of the Condensed Consolidated Financial Statements. In addition, a $4.2 million decrease resulted from reduced demand for long-term point-to-point reservations because of the emergence of the MISO energy market in 2005.

Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Operation and maintenance expenses for the three months ended September 30, 2006 decreased primarily due to the acceleration in 2005 of multi-year, planned maintenance activities that helped to improve the reliability of our transmission system. The decrease in 2006 was primarily due to decreases in tower painting of $3.1 million, equipment inspections of $1.1 million for towers, breakers and other equipment, vegetation management of $1.0 million, labor shadowing and training of $0.7 million, system-wide maintenance on transmission structures of $2.8 million and $0.5 million due to ITCTransmission’s settlement of the MPPA matter described under “Recent Developments — Michigan Public Power Agency Receivable and Revenues.”
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Operation and maintenance expenses for the nine months ended September 30, 2006 decreased primarily due to the acceleration of multi-year, planned maintenance activities in 2005. The decrease in 2006 was primarily due to decreases in tower painting of $5.2 million, equipment inspections of $2.0 million for towers, breakers and other equipment, vegetation management of $1.2 million, labor shadowing and training of $0.7 million, system-wide maintenance on transmission structures of $3.5 million, $0.5 million due to ITCTransmission’s settlement of the MPPA matter described under “Recent Developments — Michigan Public Power Agency Receivable and Revenues.” These decreases were partially offset by an increase of $0.6 million due to additional costs for transmission system monitoring and control.
General and administrative expenses
Three months ended September 30, 2006 compared to three months ended September 30, 2005
     General and administrative expenses increased $1.2 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of corporate activities, $0.2 million due to expenses under the special bonus plans, $0.8 million due to a reduction of general and administrative expenses capitalized to property, plant and equipment, $0.5 million due to higher professional advisory and consulting services, $0.2 million due to higher information technology support costs, $0.2 million due to higher charges related to contracted support labor and $0.4 million due to ITCTransmission’s settlement of the MPPA matter described under “Recent Developments — Michigan Public Power Agency Receivable and Revenues.”
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     General and administrative expenses increased $3.7 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of corporate activities, $0.9 million due to expenses under the special bonus plans, $1.1 million due to a reduction of general and administrative expenses capitalized to property, plant and equipment, $0.8 million due to higher professional advisory and consulting services, $0.7 million due to higher insurance premiums, $0.7 million due to expenses associated with July 2005 option awards, $0.4 million due to higher information technology support costs, $0.2 million due to higher charges related to contracted support labor, $0.3 million due to costs associated with ITC Holdings’ transfer agent and compensation of our Board of Directors incurred in 2006 following the initial public offering in July 2005 and $0.4 million due to ITCTransmission’s settlement of the MPPA matter described under “Recent Developments — Michigan Public Power Agency Receivable and Revenues.” These increases were partially offset by a decrease in management expenses of $0.8 million due to the termination of certain management agreements in 2005 following ITC Holdings’ initial public offering of its common stock.
Depreciation and amortization expenses
Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005
     Depreciation and amortization expenses increased in the three and nine months ended September 30, 2006 due to a higher depreciable asset base as a result of property, plant and equipment additions during 2006 and 2005.

Taxes other than income taxes
Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Taxes other than income taxes increased due to higher property tax expenses of $3.2 million primarily due to a $2.8 million reduction of property tax expense recorded in the third quarter of 2005 as described in Note 11 of the Notes to Condensed Consolidated Financial Statements. Taxes other than income taxes also increased by $0.6 million due to Michigan Single Business Tax expenses.
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Taxes other than income taxes increased due to higher property tax expenses of $4.4 million primarily due to a $2.8 million reduction of property tax expense recorded in the third quarter of 2005 as described in Note 11 of the Notes to Condensed Consolidated Financial Statements and due to ITCTransmission’s 2005 capital additions, which are included in the assessments for 2006 personal property taxes. Taxes other than income taxes also increased by $1.4 million due to Michigan Single Business Tax expenses.
Termination of management agreements
Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005
     On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., or KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the provision of management, consulting and financial services in exchange for annual fees. In connection with the ITC Holdings initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of one-time fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in operating expenses in the three months and nine months ended September 30, 2005.
Other Expenses (Income)
Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005
     Interest expense increased in the three and nine months ended September 30, 2006 primarily due to the issuance of the ITCTransmission’s $100.0 million 6.125% First Mortgage Bonds, Series C due March 31, 2036 on March 28, 2006. For the nine months ended September 30, 2006 these increases were partially offset by lower borrowing levels under our revolving credit facilities during the nine months ended September 30, 2006 compared to the same periods in 2005.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding from either our existing equity investors or the financial markets. We expect that our capital requirements will arise principally from our need to:
•	fund capital expenditures. ITCTransmission invested $124.8 million in additional property, plant and equipment in the nine months ended September 30, 2006, and we expect the level of capital investment at ITCTransmission to be approximately $145.0 million in 2006. Our plans with regard to property, plant and equipment investments are described in detail above under “Overview— Trends and Seasonality;”

•	fund working capital requirements;

•	fund our debt service requirements. During the nine months ended September 30, 2006, we paid $26.5 million of interest expense and expect the level of borrowings and interest expense in 2006 to be greater than the 2005 level;

•	fund distributions to shareholders on ITC Holdings’ common stock. We paid a dividend of $9.2 million in September 2006, consisting of a quarterly cash dividend of $0.275 per share and paid dividends totaling $17.5 million in March and June 2006, consisting of two quarterly cash dividends of $0.2625 per share for each respective quarter. We paid dividends of $17.4 million in September and December 2005, consisting of two quarterly dividends of $0.2625 per share for each respective quarter. We intend to continue to declare and pay quarterly dividends on our common stock and we intend to grow dividends on our common stock by approximately 2% to 4% per year. The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors; and

•	fund the Acquisition described above under “Recent Developments— Acquisition of METC and Related Financing.”
     In the nine months ended September 30, 2006, we funded $1.8 million to our pension retirement plan and $3.6 million to our supplemental pension retirement benefit plans.
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
     We expect to incur development expenses of approximately $3.8 million in 2007 at ITC Grid Development and ITC Great Plains, our new subsidiaries described under “—Recent Developments.”
     For our long-term capital requirements, we expect that we will need to issue additional debt and we believe we have the ability to borrow additional amounts in the financial markets. On March 28, 2006, ITCTransmission issued $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036 as described in Note 5 of the Condensed Consolidated Financial Statements. We also may secure additional funding from IT Holdings Partnership, our largest stockholder.
     We do not expect the Acquisition will negatively impact our liquidity or available capital resources due to the financings described above under “Recent Developments – Acquisition of METC and Related Financing.”
     On October 12, 2006, ITC Holdings repaid $49.7 million of its outstanding balance under its revolving credit facility.
     On October 12, 2006, MTH issued a notice of redemption to redeem all of its $90.0 million outstanding under its 6.05% Senior Secured Notes due 2015. The redemption date will be November 13, 2006.
     On October 12, 2006, METC repaid $10.0 million of its outstanding balance under its revolving credit facility.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $43.0 million and $29.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by operating cash flows was primarily due to the refund to customers of $12.7 million of 2004 point-to-point revenues paid during the first quarter of 2005 compared to the refund to customers of $0.6 million of redirected transmission service point-to-point revenues during the nine months ended September 30, 2006. The increase in cash provided by operating cash flows was also due to higher operating and maintenance expenses in the nine months ended September 30, 2005 and the termination of management agreements of $6.7 million paid in the nine months ended September 30, 2005 as described under “Results of Operations— Termination of Management Agreements,” and an increase in network revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 as described under “Results of Operations— Operating Revenues.” These increases were partially offset by a decrease in operating revenues caused primarily by lower point-to-point revenues for the nine months ended September 30, 2006 compared to the same period in 2005
Cash Flows From Investing Activities
     Net cash used in investing activities was $118.0 million and $82.1 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing activities was primarily due to higher levels of capital additions for property, plant and equipment in 2006.

Cash Flows From Financing Activities
     Net cash provided by financing activities was $58.5 million and $68.0 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash from financing activities is due to the receipt of the net proceeds from ITC Holdings’ initial public offering of $53.9 million completed on July 28, 2005. The decrease in cash provided by financing activities was also due to dividends paid during the nine months ended September 30, 2006 of $26.6 million as compared to $8.7 million in the same period in 2005. These decrease were partially offset by a net increase in borrowing activities, which included proceeds from ITCTransmission’s $100.0 million ($99.9 million net of discount) bond offering on March 28, 2006 that were primarily used to repay amounts that were outstanding under ITCTransmission’s revolving credit facility of $70.0 million.

CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2005. Other than the issuance of $100.0 million of ITCTransmission’s 6.125% First Mortgage Bonds, Series C in March 2006, there have been no material changes to those obligations outside the ordinary course of business during the nine months ended September 30, 2006. As described above under “Recent Developments – Acquisition of METC and Related Financing,” On October 10, 2006, ITC Holdings completed the issuance of $510.0 million aggregate principal amount of its Senior Notes and acquired METC, which had approximately $271.3 million of outstanding debt obligations and $27.6 million of other interest bearing obligations as of September 30, 2006.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2005 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 of the Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2006, ITC Holdings had $49.7 million outstanding under its revolving credit facility, which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITC Holdings’ short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.3 million for an annual period on a constant borrowing level of $49.7 million.
     At September 30, 2006, ITCTransmission had $4.2 million outstanding under its revolving credit facility, which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITCTransmission’s short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by less than $0.1 million for an annual period on a constant borrowing level of $4.2 million.
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of the ITCTransmission 4.45% First Mortgage Bonds Series A, ITCTransmission 6.125% First Mortgage Bonds Series C and ITC Holdings 5.25% Senior Notes (collectively, the “Bonds and Notes”) was $530.4 million at September 30, 2006. The total book value of the Bonds and Notes was $551.0 million at September 30, 2006. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt at September 30, 2006. An increase in interest rates of 10% at September 30, 2006 would decrease the fair value of debt by $22.0 million, and a decrease in interest rates of 10% at September 30, 2006 would increase the fair value of debt by $23.7 million.
     On September 27, 2006, ITC Holdings entered into two interest rate lock agreements to hedge interest rate risk associated with the issuance of the Senior Notes, see discussion in Note 6 of the Notes to Condensed Consolidated Financial Statements.
     As described in our Form 10-K for the fiscal year ended December 31, 2005, we are also subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, our primary customer. Except as otherwise described in this Item 3, there have been no material changes in these risks during the nine months ended September 30, 2006.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
     On October 10, 2006, ITC Holdings completed the Acquisition of METC. As a result of the Acquisition the risk factors set forth below that were disclosed in our Form 10-K for the fiscal year ended December 31, 2005, as updated in our Form 10-Q for the fiscal quarter ended March 31, 2006, have materially changed. The risk factors are amended and restated in their entirety as follows:
     ITC Holdings is a holding company with no operations, and unless ITC Holdings receives dividends or other payments from ITCTransmission, METC or its other subsidiaries, ITC Holdings will be unable to pay dividends to its stockholders and fulfill its cash obligations.
     As a holding company with no business operations, ITC Holdings’ material assets consist only of the common stock of ITCTransmission, indirect ownership interest in METC and ownership interests of its other subsidiaries, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from ITCTransmission, METC or its other subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by ITCTransmission or METC or any other subsidiaries in order to fulfill cash commitments or to pay dividends to stockholders. The ability of ITCTransmission and METC to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account ITCTransmission’s and METC’s respective funding requirements, the terms of ITCTransmission’s and METC’s respective indebtedness, the regulations of the FERC under the Federal Power Act, or the FPA, and applicable state laws. Each of ITCTransmission, METC and each other subsidiary, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings.
     The FERC’s December 2005 rate order authorizing METC’s current rates is subject to a hearing and possible judicial appeals. In any such proceedings, METC could be required to refund revenues to customers and the rates that METC charges for services could be reduced, thereby materially and adversely impacting our results of operations, financial condition, cash flows and future earning capacity.
     On December 30, 2005, the FERC issued an order authorizing METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O, which results in an authorized rate for network and point-to-point transmission service of $1.567 per kW/month from January 1, 2006 to May 31, 2006 and $1.524 per kW/month from June 1, 2006 to May 31, 2007. The FERC’s December 2005 rate order authorizes METC to collect this rate, subject to any refunds that might be ordered as a result of further hearings currently pending before the FERC on this matter or the approval by the FERC of a settlement of the issues set for hearing. In particular, the FERC has set for hearing issues regarding the calculation of METC’s rates, including:
•	the need for a mechanism to avoid over-collection of amounts that METC could not collect during the period from January 1, 2001 through December 31, 2005, when METC was subject to a rate freeze, but which METC was authorized to defer for subsequent collection;

•	the accuracy of the computation of those deferred amounts and the adequacy of information reflected in METC’s FERC Form No. 1;

•	the reasonableness of the recovery of fees for services provided by METC’s affiliate, Trans-Elect Inc., or Trans-Elect;

•	the proper calculation of the adjustment to METC’s equity account balance resulting from the sale, in December 2003, of the limited partnership interests in MTH; and

•	the need for additional information regarding expenses associated with METC’s operation and maintenance of facilities that are jointly owned with others.
     Consumers Energy Company, or Consumers Energy, the Michigan Public Service Commission, or the MPSC, and METC filed requests for rehearing on matters not set for further hearing by the FERC in the December 2005 order. On August 22, 2006, the FERC issued an order denying these rehearing requests, except that the FERC required METC to maintain certain accounting records related to pushdown accounting of goodwill. The issues addressed in the August 22, 2006 order on rehearing remain subject to judicial review in a United States Court of Appeals.
     With respect to issues set for hearing in the December 2005 rate order, following a recent suspension of the schedule due to the pending acquisition of METC by ITC Holdings, the FERC trial staff filed testimony in the case on September 15, 2006. Intervenors and METC are scheduled to file rebuttal testimony in October and November 2006, respectively. A hearing is scheduled for December 2006 and a proposed decision by the Administrative Law Judge is scheduled to be issued on March 27, 2007, with a final decision by the FERC to be issued thereafter. However, when the FERC does act, if it makes a finding as a result of hearings in the case or approves a settlement among the parties, that in either case modifies the components or calculations used in setting METC’s current rates, METC would be required to refund to its customers, with interest, the difference between the revenues collected under the rates used beginning January 1, 2006 and June 1, 2006 and amounts that would have been collected under rates calculated using the modified components and calculations. If ordered, METC could be required to make cash refunds to the affected customers within a limited period of time, typically 30 days. This could materially and adversely affect our results of operations, cash flows and financial condition. We cannot predict whether refunds will result, or estimate the amount of refunds that may result from the determinations to be made on the issues set for hearing. In the event of adverse determinations on all matters set for hearing, we estimate that the maximum potential refund amount relating to 2006 revenues could be approximately $23.0 million. Additional refund amounts also would result for periods subsequent to 2006 through the date of the FERC’s determination. An adverse determination on any of these matters would also affect components used in determining the rate to be charged to customers in METC’s service territory in periods subsequent to the determination.
     After the FERC rules on the issues set for further hearing in the December 2005 rate order, interested parties may seek a rehearing or judicial review of any order issued as a result of or after those hearings. Although we cannot predict if any subsequent requests for rehearing or appeals will be filed, the FERC, in response to the requests for rehearing or on remand after a successful appeal, could modify the terms of its authorization of METC’s current rates, including reducing those rates retroactively to January 1, 2006 and ordering refunds. This could result in a significant reduction in METC’s earnings from what we currently expect and, accordingly, our financial condition, cash flows and results of operations could be materially and adversely affected.
     Certain elements of ITCTransmission’s and METC’s cost recovery through rates can be challenged which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows.
     ITCTransmission and METC provide transmission service under rates regulated by the FERC. The FERC has approved ITCTransmission’s and METC’s use of the rate setting formula under Attachment O, but it has not expressly approved the amount of ITCTransmission’s or METC’s actual capital and operating expenditures to be used in that formula. In addition, all aspects of ITCTransmission’s or METC’s rates approved by the FERC, including the Attachment O rate mechanism, ITCTransmission’s and METC’s respective allowed 13.88% and 13.38% return of and on the actual equity portion of their respective capital structures, and the data inputs provided by ITCTransmission and METC for calculation of each year’s rate, are subject to challenge by interested parties at the FERC in a Section 206 proceeding under the FPA. If a challenger can establish that any of these aspects are unjust, unreasonable, imprudent or unduly discriminatory, then the FERC will make appropriate prospective adjustments to them and/or disallow ITCTransmission’s or METC’s inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed. In addition, the FERC’s order approving our acquisition of METC is conditioned upon ITCTransmission and METC not recovering acquisition related costs in their rates unless a separate informational filing is submitted to the FERC. The informational filing, which could be challenged by interested parties, would need to identify those costs and show that such costs are outweighed by the benefits of the acquisition. Determinations by ITCTransmission or METC that expenses included in Attachment O for recovery are not acquisition related costs are also subject to challenge by interested parties at the FERC. If challenged at the FERC and ITCTransmission or METC fail to show that costs included for recovery are not acquisition-related, this also could result in lowered rates and/or refunds of amounts collected. Such events could have an adverse effect on our business, financial condition, results of operations and cash flows.
     ITCTransmission’s or METC’s actual capital investments may be lower than planned, which would decrease expected rate base and therefore our revenues.
     Each of ITCTransmission’s and METC’s rate base is determined in part by additions to property, plant and equipment when placed in service. Over the seven-year period beginning January 1, 2005, we anticipate investing approximately $1.6 billion in capital projects, including projects currently planned or under consideration at METC. If ITCTransmission’s or METC’s capital investments and the resulting in-service property, plant and equipment are lower than anticipated for any reason, including, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system at any one time or regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded, ITCTransmission or METC will have a lower than anticipated rate base thus causing its revenue requirement and future earnings to be potentially lower than anticipated.
     The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.
     Each of ITCTransmission and METC is a ‘‘public utility’’ under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval also is required to acquire securities in a public utility. Under the Energy Policy Act of 2005, or the Energy Policy Act, Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of ITCTransmission and METC must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities.
     In addition, we are subject to local regulations relating to, among other things, regional planning and siting. If we fail to comply with these local regulations, we may incur liabilities for such failure.
     Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.
     Attachment O, the rate formula mechanism used by ITCTransmission and METC to calculate their until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. Such determinations could result from challenges initiated at the FERC by interested parties or the FERC in a proceeding under Section 206 of the FPA, or by an application initiated by ITCTransmission or METC under Section 205 of the FPA. We cannot predict whether the approved rate methodologies will be changed. Transmission costs constitute a relatively small portion of end-use consumers’ overall electric utility costs. However, some large end-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting system that applies to ITCTransmission and METC, particularly if rates for delivered electricity increase substantially. Each of ITCTransmission and METC is regulated by the FERC as a ‘‘public utility’’ under the FPA and is a transmission owner in the Midwest Independent Transmission System Operator, Inc., or MISO. The FERC could propose new policies and regulations concerning transmission services or rate setting methodologies. In addition, the U.S. Congress periodically considers enacting energy legislation that could shift new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. ITCTransmission and METC cannot predict whether, and to what extent, ITCTransmission and METC may be affected by any such changes in federal energy laws, regulations or policies in the future.
     If the network load on either ITCTransmission’s or METC’s transmission system is lower than expected, our revenues would be reduced.
     If the network load on either ITCTransmission’s or METC’s transmission system is lower than expected due to weather, a weak economy, changes in the nature or composition of the transmission grid in Michigan or surrounding regions, poor transmission quality of neighboring transmission systems, or for any other reason, it would reduce our revenues until and unless such circumstances are adjusted for in ITCTransmission’s or METC’s formula rate mechanism.
     ITCTransmission’s and METC’s revenues and net income typically fluctuate on a seasonal and quarterly basis.
     Demand for electricity varies significantly with weather conditions. As a result, ITCTransmission and METC’s overall revenues and net income typically fluctuate substantially on a seasonal basis, thereby impacting ITCTransmission’s, METC’s and our operating results. In general, ITCTransmission’s and METC’s revenues typically are higher in summer months, although a particularly cool summer could reduce electricity demand and revenues for that period as compared to the same period of the previous year.
     Each of ITCTransmission and METC depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and METC’s and our debt obligations.

     ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s, local distribution facilities. Payments from Detroit Edison, billed by MISO, constituted approximately 77% of ITCTransmission’s total operating revenues for the year ended December 31, 2005 and are expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB/stable and Baa1/stable by Standard and Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy, the regulated utility subsidiary of CMS Energy Corporation, accounted for approximately 73% of METC’s revenues for the year ended December 31, 2005 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BB/stable and Baa3/stableby Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Any material failure by Detroit Edison or Consumers Energy to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and METC’s and our debt obligations.
     We may be materially and adversely affected by the termination of METC’s services contract with Consumers Energy.
     Consumers Energy provides METC with operating, maintenance, inspection and other services relating to METC’s transmission assets pursuant to a services contract. For the years ended December 31, 2005 and 2004, METC paid $21.1 million and $19.7 million, respectively, to Consumers Energy for these services. METC gave Consumers Energy notice of termination of the system control and system optimization portions of the services contract on November 2, 2004 and of the remainder of the services provided by Consumers Energy under the services contract on February 6, 2006. Each of these notices is effective in May 2007. METC has begun the process of hiring staff and procuring services to replace those provided under the services contract and will contract with qualified parties on the most economically attractive terms available to METC. After the termination of the services contract, METC may not be able to replace these services in a timely manner or on terms and conditions, including service levels and costs, as favorable as those METC has received from Consumers Energy.
     Consumers Energy also provides certain transmission control functions for METC at an integrated transmission and distribution control center in Jackson, Michigan. Effective upon the termination of the services contract in May 2007, METC will be performing these functions. METC may not be able to hire all of the qualified staff required to operate the new operations and control center or the new operations and control center may not be fully functional by the anticipated transition date, in which event METC will be required to continue to rely on Consumers Energy for the performance of those services even after the termination of the services contract.
     METC does not own the majority of the land on which its transmission assets are located and, as a result, it must comply with the provisions of an easement agreement with Consumers Energy.
     METC does not own the majority of the land on which the transmission assets it acquired from Consumers Energy are located. Instead, under the provisions of an easement agreement with Consumers Energy, METC pays an annual fee of approximately $10.0 million to Consumers Energy in exchange for rights-of-way, leases, fee interests and licenses which allow METC to use the land on which its transmission lines are located. Under the terms of the easement agreement, METC’s easement rights could be eliminated if METC fails to meet certain requirements, such as paying contractual rent to Consumers Energy in a timely manner.
     Deregulation and/or increased competition may adversely affect ITCTransmission’s and METC’s customers, or Detroit Edison’s and Consumers Energy’s customers, which in turn may reduce our revenues.
     The business of ITCTransmission’s and METC’s primary customers is subject to regulation that has undergone substantial change in accordance with Michigan Public Act 141 of 2000, which mandates the implementation of retail access, as well as changes in federal regulatory requirements. The utility industry has also been undergoing dramatic structural change for several years, resulting in increasing competitive pressures on electric utility companies, such as Detroit Edison and Consumers Energy. The manufacturing sector in Detroit Edison’s and Consumers Energy’s service territories has also been subject to increasing competitive pressures. As a result, demand for electricity transmission service by manufacturing companies in ITCTransmission’s and METC’s service territories may be negatively impacted. These factors may create greater risks to the stability of Detroit Edison’s and Consumers Energy’s revenues and may affect Detroit Edison’s and Consumers Energy’s ability to make payments for transmission service to MISO and thus to ITCTransmission and METC, which would adversely affect our financial condition and results of operations.
     On April 1, 2005, MISO began centrally dispatching generation resources throughout much of the Midwest with the launch of its Midwest Energy Markets. Because of this restructuring of power markets throughout the Midwest, the risk profile of some of our customers may have changed, which may affect their ability to pay for the services provided by ITCTransmission and METC.

     Hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s or METC’s operations or the imposition of civil or criminal penalties.
     ITCTransmission’s and METC’s operations are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We maintain property and casualty insurance, but we are not fully insured against all potential hazards incident to our business, such as damage to poles and towers or losses caused by outages.
     ITCTransmission and METC are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.
     ITCTransmission’s and METC’s operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by ITCTransmission or METC. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.
     ITCTransmission and METC have incurred expenses in connection with environmental compliance, and we anticipate that each will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to each could result in significant civil or criminal penalties and remediation costs. ITCTransmission’s and METC’s assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of ITCTransmission’s and METC’s facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered or threatened species. In addition, certain properties in which ITCTransmission has an ownership interest or at which ITCTransmission or METC operates are, and others are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore our business, financial condition and results of operations.
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
     Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, ITCTransmission’s and METC’s transmission facilities and Detroit Edison’s and Consumers Energy’s generation and distribution facilities, may be at risk of future terrorist attacks. In addition to the increased costs associated with heightened security requirements, such events may have an adverse effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business, financial condition and results of operations.

     We may encounter difficulties consolidating METC into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition.
     We expect to realize strategic and other benefits as a result of ITC Holdings’ acquisition of the indirect ownership interests in METC. Our ability to realize these benefits or successfully consolidate METC’s business with ours, however, is subject to certain risks and uncertainties, including, among others:
•	the challenges of consolidating businesses;

•	the costs of consolidating METC and upgrading and enhancing its operations may be higher than we expect and may require more resources, capital expenditures and management attention than anticipated;

•	delay of capital investments in METC’s system due to uncertainty around the timing of the closing of the acquisition;

•	employees important to METC’s operations may decide not to continue employment with us; and

•	we may be unable to anticipate or manage risks that are unique to METC’s historical business, including those related to its workforce, customer demographics and information systems.
     In addition, METC may incur costs relating to the termination of contracts for engineering and other services performed on behalf of METC prior to the acquisition. METC may choose not to utilize these services following consummation of ITC Holdings’ acquisition of METC. We are in the process of identifying such contracts, and METC has received demands from one of its vendors for aggregate termination payments of up to approximately $4.0 million. Any such termination payments made by METC may have an adverse impact on our financial position, results of operations and cash flows.
     Our failure to manage these risks, or other risks related to the acquisition that are not presently known to us, could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition following this offering, which could cause the value of our common stock to decline.
     MTH’s independent accountants identified a material weakness in its internal control over financial reporting and we cannot assure you that the accounting staff at MTH has the technical resources and expertise to account for and disclose more complex items.
     In performing the audit of MTH’s financial statements as of and for the year ended December 31, 2005, MTH’s independent accountants noted a matter involving MTH’s internal control over financial reporting that MTH’s independent accountants consider to be a material weakness. MTH’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     MTH’s independent accountants noted as a material weakness that the accounting staff at MTH requires additional technical resources and expertise to properly account for and disclose more complex items. MTH’s independent accountants also noted that MTH’s principal accountant left the company in the second quarter of 2006, which has further reduced the expertise of MTH’s accounting function and level of institutional knowledge. Finally, MTH’s independent accountants noted that MTH does not have formal policies and procedures for identifying, researching and ensuring compliance with new accounting pronouncements.
     MTH had begun the process of hiring additional accounting and related staff; however, this process was halted in light of the announcement of the acquisition of METC by ITC Holdings. After the acquisition, we expect that ITC Holdings’ accounting and other personnel with the required expertise will address the material weakness identified by MTH’s independent accountants, and MTH and METC are expected to be subject to ITC Holdings’ system of internal control. However, given the material weakness in MTH’s internal control over financial reporting described above, there is a risk that MTH has not prevented or detected material misstatements or irregularities in its historical financial statements.
     The ability of stockholders of ITC Holdings other than IT Holdings Partnership, to influence our management and policies will be limited as a result of the ownership of our common stock by the IT Holdings Partnership.

     As of October 27, 2006, IT Holdings Partnership owns 26.9% of our common stock, as compared to 53.4% as of December 31, 2005. Even though the IT Holdings Partnership owns less than 50% of our common stock, it continues to be our largest single stockholder. The ability of our stockholders, other than the IT Holdings Partnership, to influence our management and policies continues to be limited, including with respect to our acquisition or disposition of assets, the approval of a merger or similar business combination, the incurrence of indebtedness, the issuance of additional shares of common stock or other equity securities and the payment of dividends or other distributions on our common stock. In addition, we cannot take certain actions that would adversely affect the limited partners of the IT Holdings Partnership without their approval. We cannot assure you that the interests of the IT Holdings Partnership and/or its limited partners will not conflict with the interests of other holders of our common stock.
     We are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing.
     As of September 30, 2006, ITCTransmission had outstanding $185.0 million of 4.45% First Mortgage Bonds, Series A, due July 15, 2013 and $100.0 million of 6.125% First Mortgage Bonds, Series C, due March 31, 2036 and ITC Holdings had outstanding $267.0 million of 5.25% Senior Notes due July 15, 2013. Additionally, at September 30, 2006, we had total revolving credit facility commitments at ITCTransmission and ITC Holdings of $75.0 million and $50.0 million with $4.2 million and $49.7 million drawn, respectively. On October 12, 2006, ITC Holdings repaid $49.7 million of its outstanding balance under its revolving credit facility.
     On October 10, 2006, ITC Holdings issued $255.0 million aggregate principal amount of its 5.875% Senior Notes due 2016 and $255.0 million aggregate principal amount of its 6.375% Senior Notes due 2036.
     As of September 30, 2006, MTH had outstanding $90.0 million aggregate principal amount of 6.05% Senior Secured Notes due 2015 and METC had outstanding $175.0 million aggregate principal amount of 5.75% Senior Secured Notes due 2015 and a $35.0 million revolving credit facility. On October 12, 2006, METC repaid $10.0 million of its outstanding balance under its revolving credit facility. On October 12, 2006, MTH issued a notice of redemption to redeem all of its $90.0 million outstanding 6.05% Senior Secured Notes due 2015. The redemption date will be November 13, 2006.
     This capital structure can have several important consequences, including, but not limited to, the following:
•	If future cash flows are insufficient, we or our subsidiaries may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our stockholders. A substantial portion of the dividends and payments in lieu of taxes we receive from ITCTransmission and METC will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, any of our senior or subordinated creditors and any senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of our shares of common stock.

•	Our credit facilities mature in March 2010, and our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. We may incur substantial indebtedness in the future. The incurrence of additional indebtedness would increase the leverage-related risks described in this prospectus.
     Certain provisions in our debt instruments limit our capital flexibility.
     Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit facilities containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:
•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	make capital expenditures at METC prior to the final determination of METC’s rate case, other than capital expenditures that METC reasonably believes are necessary to comply with its obligations as a regulated transmission company; and

•	pay dividends or make distributions on ITC Holdings’ and ITCTransmission’s capital stock.
     The revolving credit facilities and the METC Notes also require us to meet certain financial ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross acceleration or cross default provisions.
     Adverse changes in our credit ratings may negatively affect us.
     Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impacts of regulation, as well as changes in our financial performance could result in credit agencies reexamining our credit rating. A downgrade in our credit rating could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving credit facilities.
     Future transactions may limit our ability to use our net operating loss carryforwards, or NOLs, that we may use to reduce our tax liability in a given period.
     As of December 31, 2005, we had NOLs of $71.1 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its NOLs to reduce its tax liability. In the event of an ownership change, we would not be able to use our pre-ownership change NOLs in excess of the limitation imposed by Section 382 for each annual period. This offering will cause us to experience an ownership change.
     In addition, we acquired approximately $50.0 million of NOLs in the acquisition described under Notes 3 of the Condensed Consolidated Financial Statements. We will be subject to annual limitations as a result of the acquisition of all of the indirect ownership interests in METC by ITC Holdings, as well as limitations resulting from prior transactions by the acquired entities.
     While our NOLs may be subject to an annual limitation as a result of the ownership change described above, we expect that our ability to use the NOLs over time will not be materially affected by such limitation, although we cannot assure you in this regard.
     We may not be able to pay dividends, and the reduction or elimination of dividends would negatively affect the market price of our common stock.
     While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. Dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors may deem relevant. For example, we may not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. In addition, ITC Holdings is a holding company and its ability to pay dividends may be limited by restrictions upon transfer of funds applicable to its subsidiaries (including, for example, those which are contained in ITCTransmission’s revolving credit facility, the METC Notes, METC’s revolving credit facility and the IT Holdings Partnership agreement). As a holding company without any specific operations, ITC Holdings is dependent on receiving dividends from its operating subsidiaries, such as ITCTransmission and METC and its other subsidiaries, in order to be able to make dividend distributions of its own. Any reduction or elimination of dividends could adversely affect the market price of our common stock.
     Provisions in the Articles of Incorporation and bylaws of ITC Holdings and Michigan corporate law may prevent efforts by our stockholders to change the direction or management of our company.

     The Articles of Incorporation and bylaws of ITC Holdings contain provisions that might enable our management to resist a proposed takeover. These provisions could discourage, delay or prevent a change of control or an acquisition at a price that our stockholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include: a requirement that special meetings of our stockholders may be called only by our board of directors, the chairman of our board of directors, our president or the holders of a majority of the shares of our outstanding common stock; a requirement of unanimity when stockholders are acting by consent without a meeting if the IT Holdings Partnership owns less than 35% of the common stock of ITC Holdings; advance notice requirements for stockholder proposals and nominations; and the authority of our board to issue, without stockholder approval, common or preferred stock, including in connection with our implementation of any stockholders rights plan, or “poison pill.”
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

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report or incorporated in this report by reference. Our SEC file number is 001-32576.

Exhibit No.	Description of Document
4.12 **	Second Supplemental Indenture, dated as of October 10, 2006, between ITC Holdings Corp. and The Bank of New York Trust Company, N.A., as trustee.

4.13 ***	Shareholders Agreement, dated as of October 10, 2006, by and between ITC Holdings Corp. and Macquarie Essential Assets Partnership.

4.14 *****	First Mortgage Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee

4.15 *****	First Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

4.16 *****	Second Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

10.44 *	Form of Restricted Stock Award Agreement

10.45 *	Form of LTIP Restricted Stock Award Agreement

10.46 *	Form of LTIP Stock Option Agreement

10.47 *	Amendment to Management Stockholder’s Agreement

10.48 *	Summary of Stock Ownership Guidelines

10.49 ****	Form of Waiver and Agreement for Management Stockholders

10.50 *****	Credit Agreement, dated as of December 10, 2003, among Michigan Electric Transmission Company, LLC, as borrower, the several lenders from time to time parties thereto, Comerica Bank, as syndication agent, and JPMorgan Chase Bank, as administrative agent

10.51 *****	Amended and Restated Easement Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002, as supplemented by the First, Second and Third Supplements thereto

10.52 *****	Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.53 *****	Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.54 *****	Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.55 *****	Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.56 *****	Non-Competition Agreement by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC, dated as of May 1, 2002

31.1*****	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*****	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on August 18, 2006.

**	Incorporated by reference to registrant’s Form 8-K filed on October 10, 2006.

***	Incorporated by reference to registrant’s Form 8-K filed on October 16, 2006.

****	Incorporated by reference from Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed on September 25, 2006 (Reg. No. 333-135137).

*****	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 2, 2006

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and Chief Executive Officer
(duly authorized officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill Senior Vice President – Finance and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description of Document
4.12 **	Second Supplemental Indenture, dated as of October 10, 2006, between ITC Holdings Corp. and The Bank of New York Trust Company, N.A., as trustee.

4.13 ***	Shareholders Agreement, dated as of October 10, 2006, by and between ITC Holdings Corp. and Macquarie Essential Assets Partnership.

4.14 *****	First Mortgage Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee

4.15 *****	First Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

4.16 *****	Second Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

10.44 *	Form of Restricted Stock Award Agreement

10.45 *	Form of LTIP Restricted Stock Award Agreement

10.46 *	Form of LTIP Stock Option Agreement

10.47 *	Amendment to Management Stockholder’s Agreement

10.48 *	Summary of Stock Ownership Guidelines

10.49 ****	Form of Waiver and Agreement for Management Stockholders

10.50 *****	Credit Agreement, dated as of December 10, 2003, among Michigan Electric Transmission Company, LLC, as borrower, the several lenders from time to time parties thereto, Comerica Bank, as syndication agent, and JPMorgan Chase Bank, as administrative agent

10.51 *****	Amended and Restated Easement Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002, as supplemented by the First, Second and Third Supplements thereto

10.52 *****	Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.53 *****	Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.54 *****	Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.55 *****	Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.56 *****	Non-Competition Agreement by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC, dated as of May 1, 2002

31.1*****	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*****	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on August 18, 2006.

**	Incorporated by reference to registrant’s Form 8-K filed on October 10, 2006.

***	Incorporated by reference to registrant’s Form 8-K filed on October 16, 2006.

****	Incorporated by reference from Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed on September 25, 2006 (Reg. No. 333-135137).

*****	Filed herewith.