Form 10-Q/A
period 2006-09-30
ITC Holdings Corp.
filed 2007-02-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     As discussed in Note 12 to the condensed consolidated financial statements included herein, ITC Holdings Corp. (the “Company”) has restated in this Form 10-Q/A the Condensed Consolidated Statements of Financial Position as of September 30, 2006, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 originally filed with the Securities and Exchange Commission (the “SEC”) on November 2, 2006 (the “Form 10-Q”). The restatements result from the recognition of a regulatory asset for the deferred income tax provision related to the allowance for equity funds used during construction.
      All the information in this Form 10-Q/A is as of November 2, 2006, the date we originally filed our Form 10-Q with the SEC, and does not reflect any subsequent information or events other than the restatement discussed in Note 12 to the condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q is amended hereby as a result of the restatement:

•	Part I, Item 1, Financial Statements
•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4, Controls and Procedures
•	Part II, Item 6, Exhibits
      In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4 and 32.1.

ITC Holdings Corp.
Form 10-Q/A for the Quarterly Period Ended September 30, 2006
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
	(as restated,
	see Note 12)
ASSETS
Current assets
Cash and cash equivalents	$8,016	$24,591
Accounts receivable	22,341	19,661
Inventory	22,627	19,431
Deferred income taxes	9,442	6,732
Other	7,860	2,188

Total current assets	70,286	72,603
Property, plant and equipment (net of accumulated depreciation and amortization of $411,571 and $414,852, respectively)	721,204	603,609
Other assets
Goodwill	174,256	174,256
Regulatory assets- acquisition adjustment	49,744	52,017
Other regulatory assets	8,443	6,120
Deferred financing fees (net of accumulated amortization of $3,455 and $2,564, respectively)	6,835	5,629
Other	13,160	2,405

Total other assets	252,438	240,427

TOTAL ASSETS	$1,043,928	$916,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,857	$27,618
Accrued payroll	3,325	3,889
Accrued interest	5,204	10,485
Accrued taxes	3,940	7,378
Other	7,447	3,288

Total current liabilities	47,773	52,658
Accrued pension liability	6,100	5,168
Accrued postretirement liability	3,414	2,299
Deferred compensation liability	929	530
Deferred income taxes	40,500	21,334
Regulatory liabilities	62,878	45,644
Asset retirement obligation	4,947	4,725
Deferred payables	2,444	3,665
Long-term debt	604,904	517,315
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 33,370,460 and 33,228,638 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	254,622	251,681
Retained earnings	14,779	11,792
Accumulated other comprehensive income (loss)	638	(172)

Total stockholders’ equity	270,039	263,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,928	$916,639

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated, see Note 12)		(as restated, see Note 12)
OPERATING REVENUES	$63,004	$66,047	$150,548	$159,225
OPERATING EXPENSES
Operation and maintenance	5,542	14,891	19,317	31,282
General and administrative	9,827	6,723	25,292	16,734
Depreciation and amortization	9,259	8,435	27,213	24,607
Taxes other than income taxes	5,409	2,104	15,739	10,223
Termination of management agreements	—	6,725	—	6,725

Total operating expenses	30,037	38,878	87,561	89,571
OPERATING INCOME	32,967	27,169	62,987	69,654
OTHER EXPENSES (INCOME)
Interest expense	8,506	7,006	23,640	21,014
Allowance for equity funds used during construction	(1,250)	(707)	(2,610)	(2,178)
Other income	(47)	(220)	(488)	(688)
Other expense	256	223	408	481

Total other expenses (income)	7,465	6,302	20,950	18,629
INCOME BEFORE INCOME TAXES	25,502	20,867	42,037	51,025
INCOME TAX PROVISION	6,553	7,374	12,436	18,046

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	18,949	13,493	29,601	32,979
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16) (NOTE 2)	—	—	29	—

NET INCOME	$18,949	$13,493	$29,630	$32,979

Basic earnings per share	$0.57	$0.42	$0.90	$1.07
Diluted earnings per share	$0.55	$0.40	$0.87	$1.03
Weighted-average basic shares	33,023,187	32,095,482	33,005,068	30,932,887
Weighted-average diluted shares	34,386,991	33,375,482	34,081,968	32,132,161
Dividends declared per common share	$0.2750	$0.2625	$0.8000	$0.2625
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2006	2005
	(as restated,
	see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,630	$32,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,213	24,607
Amortization of deferred financing fees and discount on long term debt	990	1,030
Stock-based compensation expense	2,212	1,084
Deferred income taxes	16,456	17,910
Other long-term liabilities	2,445	(1,204)
Amortization of regulatory assets	1,450	1,450
Other regulatory assets	(3,772)	—
Allowance for equity funds used during construction	(2,610)	(2,178)
Other	(3,942)	(1,567)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(27,062)	(44,390)

Net cash provided by operating activities	43,010	29,721
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(117,422)	(87,294)
Insurance proceeds on property, plant and equipment	—	4,900
METC acquisition costs	(624)	—
Other	—	334

Net cash used in investing activities	(118,046)	(82,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	99,890	—
Repayments of long-term debt	—	(46)
Borrowings under revolving credit facilities	91,600	65,500
Repayments of revolving credit facilities	(104,000)	(40,500)
Dividends paid	(26,648)	(8,713)
Debt issuance costs	(2,328)	(672)
Issuance of common stock	403	54,062
Common stock issuance costs	(456)	(1,649)

Net cash provided by financing activities	58,461	67,982
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(16,575)	15,643
CASH AND CASH EQUIVALENTS — Beginning of period	24,591	14,074

CASH AND CASH EQUIVALENTS — End of period	$8,016	$29,717

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

Unaudited Pro Forma Financial Information
     The unaudited pro forma financial information for the three and nine months ended September 30, 2006 and 2005 are prepared as if the Acquisition had occurred at the beginning of each respective period. The unaudited pro forma financial information are based upon available information and assumptions that management believes are reasonable. The unaudited pro forma financial information have been compiled from historical financial statements and other information from the historical consolidated financial statements of ITC Holdings and Subsidiaries and MTH and METC, but do not purport to represent what our consolidated results of operations would have been had the Acquisition occurred on the dates indicated, or to project our consolidated financial performance for any future period. The unaudited pro forma financial information presented below give effect to the following transactions associated with the Acquisition:
•	Elimination of revenue and operating expense that resulted from transactions between ITC Holdings and Subsidiaries and MTH and METC;

•	Additional depreciation and amortization expense for the periods presented based on an identified intangible asset acquired with a finite life. Based on the authorized recovery of these amounts, the amortization does not begin until January 1, 2006, therefore, there would have been no effect on depreciation and amortization expense for the three and nine months ended September 30, 2005;

•	Increase in interest expense for the periods presented from the effect of the issuance of the Senior Notes;

•	Decrease in interest expense for the periods presented from the effect of the repayment or redemption of ITC Holdings revolving credit facility and a portion of MTH and METC’s long term debt;

•	Recognition of a loss on extinguishment of debt for the effect of the redemption of a portion of MTH’s long term debt;

•	Increase in federal income tax expense for the consolidated companies at an assumed rate of 35% based on the income tax provision to be recorded at ITC Holdings relating to MTH and METC after the acquisition;

•	Issuance and sale by us of 6,580,987 shares of ITC Holdings common stock in a public offering; and

•	Issuance of 2,195,045 shares of our common stock to MEAP as part of the Acquisition completed on October 10, 2006.

	Unaudited pro forma		Unaudited pro forma
	financial information for the		financial information for the
	three months ended		nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
	(as restated)		(as restated)
Operating revenues	$104,136	$100,613	$258,891	$240,435
Income before cumulative effect of a change in accounting principle	$22,109	$15,503	$35,575	$31,921
Net income	$22,109	$15,503	$35,604	$31,921
Basic earnings per share	$0.53	$0.38	$0.85	$0.80
Diluted earnings per share	$0.51	$0.37	$0.83	$0.78

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
	(as restated)		(as restated)
Basic earnings per share:
Net income	$18,949	$13,493	$29,630	$32,979
Weighted-average shares outstanding	33,023,187	32,095,482	33,005,068	30,932,887

Basic earnings per share	$0.57	$0.42	$0.90	$1.07

Diluted earnings per share:
Net income	$18,949	$13,493	$29,630	$32,979
Weighted-average shares outstanding	33,023,187	32,095,482	33,005,068	30,932,887
Incremental shares of stock-based awards	1,363,804	1,280,000	1,076,900	1,199,274

Weighted-average dilutive shares outstanding	34,386,991	33,375,482	34,081,968	32,132,161

Diluted earnings per share	$0.55	$0.40	$0.87	$1.03

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

12.  RESTATEMENT
      Subsequent to the issuance of the Company’s Form 10-Q as of and for the three and nine months ended September 30, 2006, management determined that the deferred income tax provision recognized relating to the allowance for equity funds used during construction (“AFUDC Equity”) was not properly accounted for. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, provides that a regulatory asset be recorded if it is probable a future increase in taxes payable relating to AFUDC Equity will be recovered from customers through future rates, pursuant to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. Under Forward-Looking Attachment O, which became effective in July 2006, the future taxes payable relating to AFUDC Equity will be recovered from customers in future rates. Forward-Looking Attachment O contains a true-up mechanism such that ITCTransmission collects its actual revenue requirement, which includes taxes payable relating to AFUDC Equity. The regulatory asset recognized of $2.5 million represents the cumulative amount of income tax expense recorded from February 28, 2003 through September 30, 2006 that relates to AFUDC Equity, and we have reduced our income tax provision by $2.5 million for the three and nine months ended September 30, 2006 as a result of the recognition of this regulatory asset. Additionally, the regulatory asset recognized represents a difference between book and tax basis for which a deferred tax liability and an additional regulatory asset of $1.3 million have been recognized.
     Under the historical Attachment O method in effect prior to July 2006, which did not contain a true-up mechanism, management was not able to conclude it was probable that the future increases in taxes payable relating to AFUDC Equity would be recovered in future rates; therefore no regulatory asset was recorded prior to the third quarter of 2006.
     The following is a summary of the effects of the restatement on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006.
Condensed Consolidated Statement of Financial Position (Unaudited)

(in thousands)	September 30, 2006	September 30, 2006
	as originally reported	as restated

Other regulatory assets	$4,671	$8,443
Total other assets	248,666	252,438
Total assets	1,040,156	1,043,928

Deferred income taxes	39,180	40,500
Retained earnings	12,327	14,779
Total stockholders’ equity	267,587	270,039
Total liabilities and stockholders’ equity	1,040,156	1,043,928
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
(in thousands)	September 30, 2006		September 30, 2006
	as originally reported	as restated	as originally reported	as restated

Income tax provision	$9,005	$6,553	$14,888	$12,436
Income before cumulative effect of a change in accounting principle	16,497	18,949	27,149	29,601
Net income	16,497	18,949	27,178	29,630
Basic earnings per share	$0.50	$0.57	$0.82	$0.90
Diluted earnings per share	$0.48	$0.55	$0.80	$0.87
Condensed Consolidated Statement of Cash Flows (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

	Nine months ended
(in thousands)	September 30, 2006
	as originally reported	as restated

Net income	$27,178	$29,630
Deferred income taxes	15,136	16,456
Other regulatory assets	—	(3,772)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      As discussed in Note 12 to the condensed consolidated financial statements included herein, ITC Holdings Corp. (the “Company”) has restated in this Form 10-Q/A the Condensed Consolidated Statement of Financial Position as of September 30, 2006, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 originally filed with the Securities and Exchange Commission on November 2, 2006. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in Item 1A – Risk Factors of our Form 10-K for the fiscal year ended December 31, 2005 (as modified by Part II Item 1A of this Form 10-Q/A and by Part II Item 1A of our Form 10-Q for the quarter ended March 31, 2006), and the following:
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
     Without giving effect to the consummation of the Acquisition, significant items that influenced our financial position and results of operations and cash flows for the three or nine months ended September 30, 2006 or may affect future results are:
•	Capital investment of $124.8 million for the nine months ended September 30, 2006 resulting from our focus on improving system reliability;

•	Lower operating revenues and cash flows primarily due to lower point-to-point revenues of $6.5 million and $14.2 million for the three months and nine months ended September 30, 2006, respectively;

•	Higher interest expense due to ITCTransmission’s issuance of $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036, the proceeds of which were used to repay amounts outstanding under ITCTransmission’s revolving credit facility, to partially fund our capital expenditure program and for general corporate purposes; and

•	FERC approved our request to implement forward-looking Attachment O for rates beginning January 1, 2007.
•	The recognition of a regulatory asset and the reduction of income tax provision for $2.5 million relating to our accounting for the allowance for equity funds used during construction under forward-looking Attachment O.
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
     As discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements included herein, Statement of Financial Accounting Standards 109, Accounting for Income Taxes, provides that a regulatory asset be recorded if it is probable a future increase in taxes payable relating to the allowance for equity funds used during construction (“AFUDC Equity”) will be recovered from customers through future rates, pursuant to the provisions of Statement of Financial Accounting Standards 71, Accounting for the Effects of Certain Types of Regulation. Under Forward-Looking Attachment O, the future taxes payable relating to AFUDC Equity will be recovered from customers in future rates. Forward-Looking Attachment O contains a true-up mechanism such that ITCTransmission collects its actual revenue requirement, which includes taxes payable relating to AFUDC Equity. The regulatory asset recognized of $2.5 million represents the cumulative amount of income tax expense recorded from February 28, 2003 through September 30, 2006 that relates to AFUDC Equity, and we have reduced our income tax provision by $2.5 million for the three and nine months ended September 30, 2006 as a result of the recognition of this regulatory asset.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended				Nine months ended
	September 30,			Percentage	September 30,			Percentage
(In thousands)	2006 (as restated)	2005	Increase (Decrease)	Increase (Decrease)	2006 (as restated)	2005	Increase (Decrease)	Increase (Decrease)
OPERATING REVENUES	$63,004	$66,047	$(3,043)	(4.6)%	$150,548	$159,225	$(8,677)	(5.4)%
OPERATING EXPENSES
Operation and maintenance	5,542	14,891	(9,349)	(62.8)%	19,317	31,282	(11,965)	(38.2)%
General and administrative	9,827	6,723	3,104	46.2%	25,292	16,734	8,558	51.1%
Depreciation and amortization	9,259	8,435	824	9.8%	27,213	24,607	2,606	10.6%
Taxes other than income taxes	5,409	2,104	3,305	157.1%	15,739	10,223	5,516	54.0%
Termination of management agreements	—	6,725	(6,725)	n/a	—	6,725	(6,725)	n/a

Total operating expenses	30,037	38,878	(8,841)	(22.7)%	87,561	89,571	(2,010)	(2.2)%
OPERATING INCOME	32,967	27,169	5,798	21.3%	62,987	69,654	(6,667)	(9.6)%
OTHER EXPENSES (INCOME)
Interest expense	8,506	7,006	1,500	21.4%	23,640	21,014	2,626	12.5%
Allowance for equity funds used during construction	(1,250)	(707)	(543)	76.8%	(2,610)	(2,178)	(432)	19.8%
Other income	(47)	(220)	(173)	(78.6)%	(488)	(688)	200	(29.1)%
Other expense	256	223	33	14.8%	408	481	(73)	(15.2)%

Total other expenses (income)	7,465	6,302	1,163	18.5%	20,950	18,629	2,321	12.5%

INCOME BEFORE INCOME TAXES	25,502	20,867	4,635	22.2%	42,037	51,025	(8,988)	(17.6)%
INCOME TAX PROVISION	6,553	7,374	(821)	(11.1)%	12,436	18,046	(5,610)	(31.1)%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	18,949	13,493	5,456	40.4%	29,601	32,979	(3,378)	(10.2)%
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	n/a	29	—	29	n/a

NET INCOME	$18,949	$13,493	$5,456	40.4%	$29,630	$32,979	$(3,349)	(10.2)%

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
Income Tax Provision
Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005
     Our income tax provision recognized for the three and nine months ended September 30, 2006 differed significantly from our 35% statutory federal income tax rate due to our accounting for the tax effects of the allowance for equity funds used during construction. We recognized a $2.5 million reduction in income tax expense due to the recognition of a regulatory asset in the third quarter of 2006, refer to Note 12 to the Notes to Condensed Consolidated Financial Statements included herein for further discussion. There was no such item in the three or nine months ended September 30, 2005.
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
     As of the end of the period covered by our Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, to cause the material information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, because of the material weakness discussed below, management has reconsidered, and contemporaneously concluded, that their conclusion should have been that our disclosure controls and procedures were ineffective. This conclusion was based solely on management's determination, as described below, that the failure of our controls related to the financial closing and reporting process to detect the error in accounting for the effects of our recently approved ratemaking mechanism, referred to as forward-looking Attachment O, constituted material weaknesses in our internal control over financial reporting that existed as of September 30, 2006. Specifically, during the course of completing our year-end accounting close, we determined that our analysis of the accounting impacts of our recently approved ratemaking mechanism, referred to as forward-looking Attachment O, was not complete at the time we filed our Form 10-Q. Management did not ensure that the accounting analysis was complete and did not ensure that the effects were reflected in the filing. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As a result of the material weakness identified above, the interim financial statements included in our Form 10-Q were not accurate. In light of the material weakness, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. We have undertaken actions we believe have effectively remediated this material weakness, such as performing a comprehensive review of the impacts of any ratemaking changes if and when they become effective in the future prior to the filing of financial statements. Accordingly, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operation and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     As described above, a material weakness arose in the third quarter of 2006 and was subsequently remediated prior to filing this Form 10-Q/A. There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report or incorporated in this report by reference. Our SEC file number is 001-32576.

Exhibit No.	Description of Document
4.12 **	Second Supplemental Indenture, dated as of October 10, 2006, between ITC Holdings Corp. and The Bank of New York Trust Company, N.A., as trustee.

4.13 ***	Shareholders Agreement, dated as of October 10, 2006, by and between ITC Holdings Corp. and Macquarie Essential Assets Partnership.

4.14 *****	First Mortgage Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee

4.15 *****	First Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

4.16 *****	Second Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

10.44 *	Form of Restricted Stock Award Agreement

10.45 *	Form of LTIP Restricted Stock Award Agreement

10.46 *	Form of LTIP Stock Option Agreement

10.47 *	Amendment to Management Stockholder’s Agreement

10.48 *	Summary of Stock Ownership Guidelines

10.49 ****	Form of Waiver and Agreement for Management Stockholders

10.50 *****	Credit Agreement, dated as of December 10, 2003, among Michigan Electric Transmission Company, LLC, as borrower, the several lenders from time to time parties thereto, Comerica Bank, as syndication agent, and JPMorgan Chase Bank, as administrative agent

10.51 *****	Amended and Restated Easement Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002, as supplemented by the First, Second and Third Supplements thereto

10.52 *****	Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.53 *****	Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.54 *****	Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.55 *****	Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.56 *****	Non-Competition Agreement by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC, dated as of May 1, 2002

31.1*****	Certification, dated November 2, 2006, of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*****	Certification, dated November 2, 2006, of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3******	Certification, dated February 1, 2007, of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4******	Certification, dated February 1, 2007, of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*****	Certification, dated November 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1******	Certification, dated February 1, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on August 18, 2006.

**	Incorporated by reference to registrant’s Form 8-K filed on October 10, 2006.

***	Incorporated by reference to registrant’s Form 8-K filed on October 16, 2006.

****	Incorporated by reference from Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed on September 25, 2006 (Reg. No. 333-135137).

*****	Incorporated by reference from registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

******	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 1, 2007

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and Chief Executive Officer
(duly authorized officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill Senior Vice President – Finance and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description of Document
4.12 **	Second Supplemental Indenture, dated as of October 10, 2006, between ITC Holdings Corp. and The Bank of New York Trust Company, N.A., as trustee.

4.13 ***	Shareholders Agreement, dated as of October 10, 2006, by and between ITC Holdings Corp. and Macquarie Essential Assets Partnership.

4.14 *****	First Mortgage Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee

4.15 *****	First Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

4.16 *****	Second Supplemental Indenture, dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee, supplementing the First Mortgage Indenture dated as of December 10, 2003, between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, as trustee (including the form of Senior Secured Notes issued thereunder)

10.44 *	Form of Restricted Stock Award Agreement

10.45 *	Form of LTIP Restricted Stock Award Agreement

10.46 *	Form of LTIP Stock Option Agreement

10.47 *	Amendment to Management Stockholder’s Agreement

10.48 *	Summary of Stock Ownership Guidelines

10.49 ****	Form of Waiver and Agreement for Management Stockholders

10.50 *****	Credit Agreement, dated as of December 10, 2003, among Michigan Electric Transmission Company, LLC, as borrower, the several lenders from time to time parties thereto, Comerica Bank, as syndication agent, and JPMorgan Chase Bank, as administrative agent

10.51 *****	Amended and Restated Easement Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002, as supplemented by the First, Second and Third Supplements thereto

10.52 *****	Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.53 *****	Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.54 *****	Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.55 *****	Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement by and between Consumers Energy Company and Michigan Electric Transmission Company, dated as of April 29, 2002

10.56 *****	Non-Competition Agreement by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC, dated as of May 1, 2002

31.1*****	Certification, dated November 2, 2006, of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*****	Certification, dated November 2, 2006, of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3******	Certification, dated February 1, 2007, of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4******	Certification, dated February 1, 2007, of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1******	Certification, dated February 1, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on August 18, 2006.

**	Incorporated by reference to registrant’s Form 8-K filed on October 10, 2006.

***	Incorporated by reference to registrant’s Form 8-K filed on October 16, 2006.

****	Incorporated by reference from Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed on September 25, 2006 (Reg. No. 333-135137).

*****	Incorporated by reference from registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

******	Filed herewith