Form 10-K
period 2006-12-31
ITC Holdings Corp.
filed 2007-03-08
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32576

ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☑     No  ☐

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
Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2006 was approximately $400.4 million, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of March 1, 2007 was 42,382,893.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.

Form 10-K for the Fiscal Year Ended December 31, 2006

DEFINITIONS

Unless otherwise noted or the context requires, all references in this report to:

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH and an indirect wholly-owned subsidiary of ITC Holdings;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, an indirect, wholly-owned subsidiary of ITC Holdings and the owner of all of the membership interests of METC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“We,” “our”, “us” and the “Company” are references to ITC Holdings, together with all of its subsidiaries;

•	the “FERC” are references to the Federal Energy Regulatory Commission;

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission and METC are members;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts); and

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts).

PART I

ITEM 1.  BUSINESS.

Overview

In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. Our business consists primarily of the operations of ITCTransmission and METC, our regulated operating subsidiaries, which were acquired in 2003 and 2006, respectively. ITCTransmission was originally formed as a subsidiary of The Detroit Edison Company (“Detroit Edison”), an electric utility subsidiary of DTE Energy Company (“DTE Energy”) in 2001. METC was originally formed as a subsidiary of Consumers Energy Company (“Consumers Energy”), an electric and gas utility subsidiary of CMS Energy Corporation (“CMS Energy”) in 2001.

Through our regulated operating subsidiaries, ITCTransmission and METC, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in our transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we seek to reduce the overall cost of delivered energy for end-use consumers by providing them with access to electricity from the lowest cost electricity generation sources. ITCTransmission and METC operate contiguous, high-voltage systems that transmit electricity to local electricity distribution facilities from generating stations throughout Michigan and surrounding areas. The local distribution facilities connected to our systems serve an area comprising substantially all of the lower peninsula of Michigan, which had an estimated population of 9.8 million people at December 31, 2006.

As transmission utilities with rates regulated by the FERC, ITCTransmission and METC earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, ITCTransmission and METC are subject to rate regulation only by the FERC. The rates charged by ITCTransmission and METC are established using a formulaic cost-of-service model, referred to as “Attachment O” and re-calculated annually, allowing for the recovery of actual expenses and income taxes and a return of and on invested capital.

Development of Business

In July 2006, ITC Holdings formed two new subsidiaries — ITC Grid Development and ITC Great Plains. As an extension of our existing strategy, ITC Grid Development was formed to focus on bringing improvements to the U.S. electricity transmission infrastructure by partnering with entities in regions where we believe significant investment is needed to improve reliability and address local energy needs. ITC Great Plains, which has opened an office in Topeka, Kansas, was formed to focus on opportunities for transmission investment in Kansas and the Great Plains region. In Kansas, and in other states or regions where we may engage in operations through our two new subsidiaries, we expect to partner with local experts, such as firms that specialize in design and engineering, and other entities in order to achieve our objectives of enhancing the U.S. transmission grid and providing the framework for lower electric energy costs. These subsidiaries are working to identify and are expected to eventually undertake projects consisting of upgrades to existing electricity transmission systems as well as the construction of new electricity transmission systems or portions of systems. We expect to pursue only development opportunities that are consistent with ITCTransmission’s and METC’s business model, such as those that are anticipated to result in the creation of a FERC-regulated entity using formula-based rates.

On October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in MTH, the sole member of METC (the “METC Acquisition”). The former indirect owners of the MTH partnership interests received $484.4 million in cash and 2,195,045 shares of our common stock valued at $72.5 million. In addition, we assumed approximately $307.7 million of MTH and METC debt and other long term interest bearing obligations. As part of the METC Acquisition, ITC Holdings acquired the partnership interests of other subsidiaries, including subsidiaries that contributed federal income tax net operating loss carryforwards (“NOLs”).

On January 19, 2007, we announced that our newly formed subsidiary, ITC Midwest had signed a definitive agreement to acquire for cash the transmission assets of Interstate Power and Light Company (“IP&L”) in a transaction valued at approximately $750.0 million, excluding expenses.

Segments

We have a reportable operating segment consisting of our regulated operating subsidiaries, ITCTransmission and METC. Additionally, we have other subsidiaries focused primarily on business development activities and holding companies whose activities include corporate debt and equity financing and general corporate activities. A more detailed discussion of our business segments including financial information about the segments is included in Note 17 to the Consolidated Financial Statements.

Operations

As transmission-only companies, ITCTransmission and METC function as conduits, moving power from generators to local distribution systems either entirely through its own system or in conjunction with neighboring transmission systems. Third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by ITCTransmission and METC is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by our regulated operating subsidiaries fall into the following categories:

•	asset planning;

•	engineering, design and construction;

•	maintenance; and

•	real time operations.

Currently, Consumers Energy performs some of the engineering, design and construction and all of the maintenance activities and real time operations for METC under a services contract described below. The services provided under the services contract will cease by the end of April 2007, at which time METC will perform all aspects of its operations.

Asset Planning

Asset Planning uses detailed system models and long-term load forecasts to develop our system expansion capital plans. The expansion plans identify projects that address potential future reliability issues and/or produce economic savings for customers by eliminating constraints.

Asset Planning works closely with MISO in the development of our annual system expansion capital plans by performing technical evaluations and detailed studies. As the regional planning authority, MISO reviews regional system improvement projects by its members, including ITCTransmission and METC.

Engineering, Design and Construction

Our Engineering, Design and Construction group is responsible for design, equipment specifications, maintenance plans and project engineering for capital, operation and maintenance work. We work with outside contractors to perform some of our engineering and design and all of our construction, but retain internal technical experts that have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems. This internal expertise allows us to effectively manage outside contractors.

Maintenance

We develop and track the preventive maintenance plan to promote a safe and reliable system. By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability. ITCTransmission contracts with Utility Lines Construction, which is a division of Asplundh Tree Expert Co., to perform the bulk of its maintenance. The agreements provide us with access to an experienced and scalable workforce with knowledge of our system at an established rate until June 30, 2007. The agreement continues until August 29, 2008 and renews on continuous five year terms until terminated by either party. We are in the process of negotiating an amendment to the maintenance agreements to apply the terms of those agreements to all utility affiliates of ITCTransmission.

Real Time Operations

Joint Control Area Operator.  Under the functional control of MISO, ITCTransmission and METC operate their electricity transmission systems as a combined control area under the Michigan Electric Coordinated System (“MECS”) Control Area Agreement. The operation is performed at the Michigan Electric Power Coordination Center (“MEPCC”), where our employees perform the functions as the control area operator which include balancing loads and generation in order to ensure a supply of electricity to customers, maintaining voltage, coordinating the use of ITCTransmission and METC transmission facilities and monitoring the flow on critical facilities to avoid exceeding operating security limits.

System Operations.  As part of day-to-day operations in our operations control room located in Ann Arbor, Michigan, transmission system coordinators analyze system conditions at all times, allowing them to react quickly to changing conditions. Transmission system coordinators must also work with maintenance and construction crews in the field to ensure the safe and reliable operation of the grid. A key component of this work involves scheduling outages on system elements to allow crews to safely perform maintenance and construction while maintaining reliability for our customers.

Operating Contracts

ITCTransmission

Detroit Edison operates the electricity distribution system to which ITCTransmission’s transmission system connects. A set of three operating contracts sets forth the terms and conditions related to Detroit Edison’s and ITCTransmission’s ongoing working relationship. These contracts include the following:

Master Operating Agreement.  The Master Operating Agreement (the “MOA”) governs the primary day-to-day operational responsibilities of ITCTransmission and Detroit Edison and will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals) unless earlier terminated pursuant to its terms. The MOA identifies the control area coordination services that ITCTransmission is obligated to provide to Detroit Edison. The MOA also requires Detroit Edison to provide certain generation-based support services to ITCTransmission.

Generator Interconnection and Operation Agreement.  Detroit Edison and ITCTransmission entered into the Generator Interconnection and Operation Agreement (the “GIOA”) in order to establish, re-establish and maintain the direct electricity interconnection of Detroit Edison’s electricity generating assets with ITCTransmission’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. Unless otherwise terminated by mutual agreement of the parties (subject to any required FERC approvals), the GIOA will remain in effect until Detroit Edison elects to terminate the agreement with respect to a particular unit or until a particular unit ceases commercial operation.

Coordination and Interconnection Agreement.  The Coordination and Interconnection Agreement (the “CIA”) governs the rights, obligations and responsibilities of ITCTransmission and Detroit Edison regarding, among other things, the operation and interconnection of Detroit Edison’s distribution system and ITCTransmission’s transmission system, and the construction of new facilities or modification of existing facilities. Additionally, the CIA allocates costs for operation of supervisory, communications and metering equipment. The CIA will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals).

METC

Consumers Energy operates the electricity distribution system to which METC’s transmission system connects. METC is party to a number of operating contracts with Consumers Energy that govern the operations and maintenance of its transmission system. These contracts include the following:

Amended and Restated Easement Agreement.  Under the Amended and Restated Easement Agreement (the “Easement Agreement”), dated as of April 29, 2002 and as further supplemented, Consumers Energy provides METC with an easement to the land, which we refer to as premises, on which METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity at voltages of at least 120 kV are located, which we refer to collectively as the facilities. Consumers Energy retained for itself the rights to, and the value of activities associated with, all other uses of the premises and the facilities covered by the Easement Agreement, such as for distribution of electricity, fiber optics, telecommunications, gas pipelines and agricultural uses. Accordingly, METC is not permitted to use the premises or the facilities covered by the Easement Agreement for any purposes other than to provide electric transmission and related services, to inspect, maintain, repair, replace and remove electric transmission lines and to alter, improve, relocate and construct additional electric transmission lines. The easement is further subject to the rights of any third parties that had rights to use or occupy the premises or the facilities prior to April 1, 2001 in a manner not inconsistent with METC’s permitted uses.

METC pays Consumers Energy annual rent of approximately $10.0 million, in equal quarterly installments, for the easement and related rights under the Easement Agreement. Although METC and Consumers Energy share the use of the premises and the facilities covered by the Easement Agreement, METC pays the entire amount of any rentals, property taxes, inspection fees and other amounts required to be paid to third parties with respect to any use, occupancy, operations or other activities on the premises or the facilities and is generally responsible for the maintenance of the premises and the facilities used for electricity transmission at its expense. METC also must maintain commercial general liability insurance protecting METC and Consumers Energy against claims for personal injury, death or property damage occurring on the premises or the facilities and pay for all insurance premiums. METC is also responsible for patrolling the premises and the facilities by air at its expense at least annually and to notify Consumers Energy of any unauthorized uses or encroachments discovered. METC indemnifies Consumers Energy for all liabilities arising from the facilities covered by the Easement Agreement.

METC must notify Consumers Energy before altering, improving, relocating or constructing additional transmission lines on the facilities covered by the Easement Agreement. Consumers Energy may respond by notifying METC of reasonable work and design restrictions and precautions that are needed to avoid endangering existing distribution facilities, pipelines or communications lines, in which case METC must comply with these restrictions and precautions. METC has the right at its own expense to require Consumers Energy to remove and relocate these facilities, but Consumers Energy may require payment in advance or the provision of reasonable security for payment by METC prior to removing or relocating these facilities, and Consumers Energy need not commence any relocation work until an alternative right-of-way satisfactory to Consumers Energy is obtained at METC’s expense.

The term of the Easement Agreement runs through 2050 and is subject to 10 automatic 50-year renewals after that time unless METC provides one year’s notice of its election not to renew the term. Consumers Energy may terminate the easement agreement 30 days after giving notice of a failure by METC to pay its quarterly installment if METC does not cure the non-payment within the 30-day notice period. At the end of the term or upon any earlier termination of the easement agreement, the easement and related rights terminate and revert to Consumers Energy.

Amended and Restated Operating Agreement.  Under the Amended and Restated Operating Agreement (the “Operating Agreement”), dated as of April 29, 2002, METC agrees to operate its transmission system to provide all transmission customers with safe, efficient, reliable and non-discriminatory transmission service pursuant to its tariff. Among other things, METC is responsible under the Operating Agreement for maintaining and operating its transmission system, providing Consumers Energy with information and access to its transmission system and related books and records, administering and performing the duties of control area operator (that is, the entity exercising operational control over the transmission system) and, if requested by Consumers Energy, building connection facilities necessary to permit interaction with new distribution facilities built by Consumers Energy. Consumers Energy has corresponding obligations to provide METC with access to its books and records and to build distribution facilities necessary to provide adequate and reliable transmission services to wholesale customers. Consumers Energy must cooperate with METC as METC performs its duties as control area operator, including by providing reactive supply and voltage control from generation sources or other ancillary services and reducing load. The Operating Agreement is effective through 2050 and is subject to 10 automatic 50-year renewals after that time, unless METC provides one year’s notice of its election not to renew.

Amended and Restated Services Contract.  Under the Amended and Restated Services Contract (the “Services Contract”), dated as of April 29, 2002, Consumers Energy provides contract services, under METC’s direction, for METC’s transmission assets for an initial five-year period. The Services Contract provides METC with labor for the following:

•	operating, maintenance and inspection work;

•	demand work;

•	major maintenance programs;

•	capital work at METC’s request;

•	system control and system optimization; and

•	spare parts inventory management.

Under the Services Contract, METC paid Consumers Energy, excluding amounts for capital work, approximately $21.7 million for the year ended December 31, 2006, which includes amounts paid prior to our acquisition of METC. Payments are made in monthly installments. METC pays Consumers Energy for the other services at escalating fixed annual fees or agreed-upon rates.

The Services Contract limits Consumers Energy’s total liability arising out of its performance under the Services Contract to $1.0 million. The parties also agreed to maintain certain insurance coverage under the Services Contract. Any disputes between the parties under the services contract will be brought to the administrative committee established under the Operating Agreement.

By its terms, the Services Contract is in effect through April 29, 2007. After that time, the Services Contract renews automatically every three years unless notice is given by either party at least 365 days prior to the expiration of the then-current term. In addition, any services may be removed from the Services Contract after the initial five-year term upon 365 days’ notice by either party.

METC gave Consumers Energy written notice of termination of the system control and system optimization portions of the Services Contract on November 2, 2004. METC gave Consumers Energy written notice of termination of the remainder of the services provided by Consumers Energy under the Services Contract on February 6, 2006. Each of these notices is effective in May 2007. METC has already arranged for services such as field operations, maintenance, construction work, inventory management and forestry work, which are currently provided by Consumers Energy under the Services Contract. We have nearly completed the process of hiring staff and procuring services to replace those provided under the Services Contract for control room operations and are contracting with qualified parties who can provide these services starting in May 2007.

Amended and Restated Purchase and Sale Agreement for Ancillary Services.  The Amended and Restated Purchase and Sale Agreement for Ancillary Services (the “Ancillary Services Agreement”) is dated as of April 29, 2002 and effective May 1, 2002. Since METC does not own any generating facilities, it must procure ancillary services from third party suppliers, such as Consumers Energy. Currently, under the Ancillary Services Agreement, METC pays Consumers Energy for providing certain generation-based services necessary to support the reliable operation of the bulk power grid, such as voltage support and generation capability and capacity to balance loads and generation. METC is not precluded from procuring these ancillary services from third party suppliers when available. The Ancillary Services Agreement is subject to rolling one-year renewals starting May 1, 2003, unless terminated by either METC or Consumers Energy with six months prior written notice.

Amended and Restated Distribution-Transmission Interconnection Agreement.  The Amended and Restated Distribution-Transmission Interconnection Agreement (the “DT Interconnection Agreement”), dated April 29, 2002, provides for the interconnection of Consumers Energy’s distribution system with METC’s transmission system and defines the continuing rights, responsibilities and obligations of the parties with respect to the use of certain of their own and the other party’s properties, assets and facilities. METC agrees to provide Consumers Energy interconnection service at agreed-upon interconnection points, and the parties have mutual responsibility for maintaining voltage and compensating for reactive power losses resulting from their respective services. The DT Interconnection Agreement is effective so long as any interconnection point is connected to METC, unless it is terminated earlier by mutual agreement of METC and Consumers Energy.

Amended and Restated Generator Interconnection Agreement.  The Amended and Restated Generator Interconnection Agreement (the “Generator Interconnection Agreement”), dated as of April 29, 2002, specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets. The Generator Interconnection Agreement is effective either until it is replaced by any MISO-required contract, or until mutually agreed by METC and Consumers Energy to terminate, but not later than the date that all listed generators cease commercial operation.

Regulatory Environment

Regulators and public policy makers have seen the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption versus transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada, the Department of Energy (the “DOE”) established the Office of Electric Transmission and Distribution, focused on working with reliability experts from the power industry, state governments, and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing financial incentives, such as increasing the return on equity for transmission-only companies to a level that is greater than that of traditional utilities.

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

In 2005, the federal government enacted the Energy Policy Act of 2005 (the “Energy Policy Act”). In part, the Energy Policy Act required the FERC to implement rules to encourage investment in electricity transmission infrastructure and authorized the FERC to implement mandatory transmission reliability standards. In addition, the Energy Policy Act directed the DOE to investigate and designate corridors along which the construction of electricity transmission infrastructure is in the national interest, and authorizes the FERC to determine siting of transmission facilities in such corridors in certain circumstances. The FERC and the DOE are currently engaged in or have completed regulatory proceedings designed to implement the Energy Policy Act. As a result, we anticipate that we will assess our transmission system against standards established by the North American Electric Reliability Corporation, as the nation’s Electric Reliability Organization approved by the FERC in July 2006. In addition, the FERC has finalized rules under which ITCTransmission and METC may qualify for rate incentives to invest in transmission infrastructure. ITC Transmission and METC may also be eligible for federal assistance in siting of such infrastructure. Finally, the Energy Policy Act repealed the Public Utility Holding Company Act of 1935, which was replaced by the Public Utility Holding Company Act of 2005. It also subjected utility holding companies to regulations of the FERC related to access to books and records, and amended Section 203 of the Federal Power Act (the “FPA”) to provide explicit authority for the FERC to review mergers and consolidations involving utility holding companies in certain circumstances.

Federal Regulation

As electricity transmission companies, ITCTransmission and METC are regulated by the FERC. The FERC is an independent regulatory commission within the DOE that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline, and the transmission and wholesale sale of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In 1996, in order to facilitate open access transmission for participants in wholesale power markets, the FERC issued Order No. 888. The open access policy promulgated by the FERC in Order No. 888 was upheld in a United States Supreme Court decision issued on March 4, 2002. To facilitate open access, among other things, FERC Order No. 888 encouraged investor owned utilities to cede operational control over their transmission systems to Independent System Operators (“ISOs”), which are not-for-profit entities.

As an alternative to ceding operating control of their transmission assets to ISOs, certain investor owned utilities began to promote the formation of for-profit transmission companies, which would assume control of the operation of the grid. In December 1999, the FERC issued Order No. 2000, which strongly encouraged utilities to voluntarily transfer operational control of their transmission systems to Regional Transmission Organizations (“RTOs”). RTOs, as envisioned in Order No. 2000, would assume many of the functions of an ISO, but the FERC permitted greater flexibility with regard to the organization and structure of RTOs than it had for ISOs. RTOs could accommodate the inclusion of independently owned, for-profit companies that own transmission assets within their operating structure. Independent ownership would facilitate not only the independent operation of the transmission systems but also the formation of companies with a greater financial interest in maintaining and augmenting the capacity and reliability of those systems.

MISO was formed in 1996 as a voluntary association of electricity transmission owners consistent with the principles in FERC Order No. 888. Later, in response to FERC Order No. 2000, MISO evolved into a FERC-approved RTO with an open architecture framework capable of accommodating a variety of business models including independently owned, for-profit transmission companies. MISO, in its role as an RTO, monitors electric reliability throughout much of the Midwest. MISO is responsible for coordinating the operation of the wholesale electricity transmission system and ensuring fair, non-discriminatory access to the transmission grid.

State Regulation

The Michigan Public Service Commission does not have jurisdiction over ITCTransmission’s or METC’s rates or terms and conditions of service, but it has jurisdiction over siting of transmission facilities. Pursuant to Michigan Public Acts 197 and 198 of 2004, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.

ITCTransmission and METC are also subject to the regulatory oversight of the Michigan Department of Environmental Quality for compliance with all environmental standards and regulations.

Sources of Revenue

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Significant Components of Results of Operations — Revenues” for a discussion of our principal sources of revenue.

Seasonality

Our results of operations for periods through December 31, 2006 were subject to significant seasonal variations since demand for electricity, and thus transmission load, is largely dependent on weather conditions. Our historical revenues recognized were dependent on the monthly peak loads and regulated transmission rates. Our historical revenues and operating income were typically higher in the summer months when cooling demand and network load are higher. A particularly warm or cool summer may increase or reduce demand for electricity above or below that expected, causing an increase or decrease in our historical revenues from the same period of the previous year.

Under Forward-Looking Attachment O which became effective for ITCTransmission and METC on January 1, 2007, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Forward-Looking Attachment O,” much of the seasonality in our results of operations is mitigated. The true-up mechanism contained in Forward-Looking Attachment O allows ITCTransmission and METC to accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Based on our revenue recognition under Forward-Looking Attachment O, we expect to recognize more consistent operating revenues and net income, compared to the historical Attachment O method for each quarterly period within a given year beginning January 1, 2007. Monthly peak loads continue to be used for billing purposes, which will continue to have a seasonal effect on our cash flows.

Principal Customers

Our principal transmission service customers are Detroit Edison and Consumers Energy, which accounted for approximately 90% and 84%, respectively, of ITCTransmission’s and METC’s total operating revenues for the year ended December 31, 2006, which includes METC’s revenue amounts prior to the acquisition of METC. ITCTransmission’s and METC’s remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on ITCTransmission’s and METC’s transmission system. All of our revenues are from transmission customers in the United States.

Billing

MISO is responsible for billing and collection for transmission services and administers the transmission tariff in the MISO service territory. As the billing agent for ITCTransmission and METC, MISO bills Detroit Edison, Consumers Energy and other customers on a monthly basis and collects fees for the use of ITCTransmission’s and METC’s transmission system. MISO has implemented strict credit policies for its members, which include customers using ITCTransmission’s and METC’s transmission system. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or a cash deposit equal to the highest monthly invoiced amount over the previous 12 months.

Competition

ITCTransmission and METC each is the only transmission system in its respective service area and, therefore, effectively has no competitors.

Employees

As of December 31, 2006, we had 223 employees. We consider our relations with our employees to be good.

The certifications of the Chief Executive Officer and Chief Financial Officer required by Securities and Exchange Commission (“SEC”) rules have been filed as exhibits to this report. The unqualified certification of the Chief Executive Officer as to compliance with New York Stock Exchange (“NYSE”) corporate governance requirements was filed with the NYSE on September 27, 2006.

Environmental Matters

ITCTransmission’s and METC’s operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties ITCTransmission and METC own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls (PCBs). Our facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that we do not own, and, at some of our transmission stations, transmission assets (owned or operated by us) and distribution assets (owned or operated by our transmission customers) are commingled.

Some properties in which we have an ownership interest or at which we operate are, and others are suspected of being, affected by environmental contamination. We are not aware of any claims pending or threatened against us with respect to environmental contamination, or of any investigation or remediation of contamination at any properties, that entail costs likely to materially affect us. Some facilities and properties are located near environmentally sensitive areas such as wetlands.

Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electricity transmission and distribution lines. While we do not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any claims pending or threatened against us for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electricity transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.

Filings Under the Securities Exchange Act of 1934

Our internet address is www.itc-holdings.com. You can access free of charge on our web site all of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are available as soon as practicable after they are electronically filed with the SEC. Also on our web site are our:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics; and

•	Committee Charters for the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.

We will also provide this information in print to any shareholder who requests it.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business

ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from ITCTransmission, METC or our other subsidiaries, we will be unable to pay dividends to our shareholders and fulfill our cash obligations.

As a holding company with no business operations, ITC Holdings’ material assets consist only of the common stock of ITCTransmission, indirect ownership interests in METC, ownership interests of our other subsidiaries, deferred tax assets relating primarily to NOLs and cash. Our material cash inflows are only from dividends and other payments received from ITCTransmission, METC or our other subsidiaries and the proceeds raised from the sale of debt and equity securities. We may not be able to access cash generated by ITCTransmission or METC or any other subsidiaries in order to fulfill cash commitments or to pay dividends to shareholders. The ability of ITCTransmission and METC to make dividend and other payments to us is subject to the availability of funds after taking into account ITCTransmission’s and METC’s respective funding requirements, the terms of ITCTransmission’s and METC’s respective indebtedness, the regulations of the FERC under the FPA, and applicable state laws. Each of ITCTransmission, METC and each other subsidiary, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.

The FERC’s December 2005 rate order authorizing METC’s current rates will be subject to a hearing and possible judicial appeals unless the FERC approves the settlement agreement filed by the interested parties. In any such proceedings, METC could be required to refund revenues to customers and the rates that METC charges for services could be reduced, thereby materially and adversely impacting our results of operations, financial condition, cash flows and future earning capacity.

On January 19, 2007, METC, ITCTransmission, MISO, Consumers Energy, Michigan Public Power Agency, Michigan South Central Power Agency and Wolverine Power Supply Cooperative, Inc. entered into a settlement agreement resolving all pending matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC’s December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. On December 5, 2006, METC and other parties to the rate case jointly filed a motion to suspend the procedural schedule and the FERC chief administrative law judge approved the suspension. The terms of this settlement agreement have been filed with the FERC and remain subject to its approval.

Under the filed settlement terms, METC would be required to make payments totaling $20.0 million to various transmission customers within 30 days after there is a final FERC order approving the settlement. METC’s payment pursuant to this settlement would be in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC would have no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement would establish the balances and amortization to be used for ratemaking for the Regulatory Deferrals and ADIT Deferrals, as defined in the settlement.

If the FERC rejects the settlement agreement, contested issues in the pending rate case may be resolved through a contested hearing process, and interested parties may seek a rehearing or judicial review of any order issued as a result thereof. Although we cannot predict if any subsequent requests for rehearing or appeals will be filed, the FERC, in an order following a contested hearing or in response to requests for rehearing or on remand after a successful appeal, could modify the terms of its authorization of METC’s current rates, including reducing those rates retroactively to January 1, 2006 and ordering refunds. This could result in a significant reduction in METC’s earnings from what we currently expect and, accordingly, our financial condition, cash flows and results of operations could be materially and adversely affected.

Certain elements of ITCTransmission’s and METC’s cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows.

ITCTransmission and METC provide transmission service under rates regulated by the FERC. The FERC has approved ITCTransmission’s and METC’s use of the rate setting formula under Attachment O, but it has not expressly approved the amount of ITCTransmission’s or METC’s actual capital and operating expenditures to be used in that formula. In addition, all aspects of ITCTransmission’s or METC’s rates approved by the FERC, including the Attachment O rate mechanism, ITCTransmission’s and METC’s respective allowed 13.88% and 13.38% rates of return on the actual equity portion of their respective capital structures, and the data inputs provided by ITCTransmission and METC for calculation of each year’s rate, are subject to challenge by interested parties at the FERC in a Section 206 proceeding under the FPA. If a challenger can establish that any of these aspects are unjust, unreasonable, imprudent or unduly discriminatory, then the FERC will make appropriate prospective adjustments to them and/or disallow ITCTransmission’s or METC’s inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed. In addition, the FERC’s order approving our acquisition of METC is conditioned upon ITCTransmission and METC not recovering acquisition-related costs in their rates unless a separate informational filing is submitted to the FERC. The informational filing, which could be challenged by interested parties, would need to identify those costs and show that such costs are outweighed by the benefits of the acquisition. Determinations by ITCTransmission or METC that expenses included in Attachment O for recovery are not acquisition-related costs are also subject to challenge by interested parties at the FERC. If challenged at the FERC and ITCTransmission or METC fail to show that costs included for recovery are not acquisition-related, this also could result in lowered rates and/or refunds of amounts collected. Such events could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Each of ITCTransmission and METC is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval also is required to acquire securities in a public utility. Under the Energy Policy Act, Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of ITCTransmission and METC must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities.

In addition, we are subject to local regulations relating to, among other things, facility siting. If we fail to comply with these local regulations, we may incur liabilities for such failure.

Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our shareholders.

Attachment O, the rate formula mechanism used by ITCTransmission and METC to calculate their respective annual revenue requirements, will be used by ITCTransmission and METC for that purpose until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. Such determinations could result from challenges initiated at the FERC by interested parties or the FERC in a proceeding under Section 206 of the FPA, or by an application initiated by ITCTransmission or METC under Section 205 of the FPA. We cannot predict whether the approved rate methodologies will be changed.

End-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to ITCTransmission and METC, particularly if rates for delivered electricity increase substantially.

Each of ITCTransmission and METC is regulated by the FERC as a “public utility” under the FPA and is a transmission owner in MISO. The FERC could propose new policies and regulations concerning transmission services or rate setting methodologies. In addition, the U.S. Congress periodically considers enacting energy legislation that could shift new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. ITCTransmission and METC cannot predict whether, and to what extent, ITCTransmission and METC may be affected by any such changes in federal energy laws, regulations or policies in the future.

If the network load or point-to-point transmission service on either ITCTransmission’s or METC’s transmission system is lower than expected, the timing of collection of our revenues would be delayed.

If the network load on either ITCTransmission’s or METC’s transmission system is lower than expected due to weather, a weak economy, changes in the nature or composition of the transmission grid in Michigan or surrounding regions, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would be delayed until such circumstances are adjusted through the true-up mechanism in ITCTransmission’s or METC’s formula rate mechanism.

Each of ITCTransmission and METC depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and METC’s and our debt obligations.

ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Payments from Detroit Edison, billed by MISO, constituted approximately 90% of ITCTransmission’s total operating revenues for the year ended December 31, 2006 and are expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for approximately 84% of METC’s revenues for the year ended December 31, 2006, which includes a period prior to the acquisition of METC, and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BB/watch positive and Baa2/positive by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Any material failure by Detroit Edison or Consumers Energy to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s, METC’s and our debt obligations.

We may be materially and adversely affected by the termination of METC’s services contract with Consumers Energy.

Consumers Energy provides METC with operating, maintenance, inspection and other services relating to METC’s transmission assets pursuant to a services contract. For the year ended December 31, 2006, including amounts paid prior to our acquisition of METC, METC paid approximately $21.7 million to Consumers Energy for these services. METC gave Consumers Energy notice of termination of the system control and system optimization portions of the services contract on November 2, 2004 and of the remainder of the services provided by Consumers Energy under the services contract on February 6, 2006. Each of these notices is effective in May 2007. We have nearly completed the process of hiring staff and procuring services to replace those provided under the services contract and will contract with qualified parties on the most economically attractive terms available to METC. However, METC may not be able to fully replace these services in a timely manner or on terms and conditions, including service levels and costs, as favorable as those METC has received from Consumers Energy.

As discussed above, Consumers Energy also provides system control and optimization functions for METC at an integrated transmission and distribution control center in Jackson, Michigan. Effective upon the termination of the services contract in May 2007, METC will be performing these functions. METC may not be able to hire all of the qualified staff required to operate the new operations and control center or the new operations and control center may not be fully functional by the anticipated transition date, in which event METC will be required to continue to rely on Consumers Energy for the performance of those services even after the termination of the services contract.

METC does not own the majority of the land on which its transmission assets are located and, as a result, it must comply with the provisions of an easement agreement with Consumers Energy.

METC does not own the majority of the land on which the transmission assets it acquired from Consumers Energy are located. Instead, under the provisions of an easement agreement with Consumers Energy, METC pays annual rent of approximately $10.0 million to Consumers Energy in exchange for rights-of-way, leases, fee interests and licenses which allow METC to use the land on which its transmission lines are located. Under the terms of the easement agreement, METC’s easement rights could be eliminated if METC fails to meet certain requirements, such as paying contractual rent to Consumers Energy in a timely manner.

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

ITCTransmission’s and METC’s operations are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We maintain property and casualty insurance, but we are not fully insured against all potential hazards incident to our business, such as damage to poles, towers and lines or losses caused by outages.

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

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, ITCTransmission’s and METC’s transmission facilities and Detroit Edison’s and Consumers Energy’s generation and distribution facilities, may be at risk of future terrorist attacks. In addition to the increased costs associated with heightened security requirements, such events may have an adverse effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business and financial condition.

Risks Related to the Recent Acquisition of METC

We may encounter difficulties consolidating METC into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition.

We expect to realize strategic and other benefits as a result of our acquisition of the indirect ownership interests in METC. Our ability to realize these benefits or successfully consolidate METC’s business with ours, however, is subject to certain risks and uncertainties, including, among others:

•	the challenges of consolidating businesses;

•	the costs of consolidating METC and upgrading and enhancing its operations may be higher than we expect and may require more resources, capital expenditures and management attention than anticipated;

•	delay of capital investments in METC’s system due to uncertainty around the timing of procurement of construction materials;

•	employees important to METC’s operations may decide not to continue employment with us; and

•	we may be unable to anticipate or manage risks that are unique to METC’s historical business, including those related to its workforce, customer demographics and information systems.

In addition, METC may incur costs relating to the termination of contracts for engineering and other services performed on behalf of METC prior to the acquisition. We may choose not to utilize these services following the consummation of our acquisition of METC. We are in the process of identifying such contracts, and METC has received invoices from one of its vendors for aggregate termination payments of approximately $2.8 million, which we are disputing. Any such termination payments made by METC may have an adverse impact on our financial position, results of operations and cash flows.

Our failure to manage these risks, or other risks related to the acquisition that are not presently known to us, could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition.

Risks Related to the Pending Acquisition of IP&L Transmission Assets

The proposed IP&L acquisition may not occur on a timely basis or at all, and the required governmental approvals may not be obtained on a timely basis or at all.

On January 19, 2007, we announced that ITC Midwest LLC had signed a definitive agreement to acquire for cash the transmission assets of IP&L, an Alliant Energy Corporation subsidiary, in a transaction valued at approximately $750.0 million, excluding expenses. The consummation of the proposed IP&L acquisition may not occur on a timely basis or at all. A number of governmental approvals will be required in order to complete the proposed acquisition. These approvals may not be obtained in the time required under the asset sale agreement or at all. A delay in obtaining or failure to obtain these approvals may prevent the proposed acquisition from being completed. Under certain circumstances, if we terminate the asset sale agreement, we may be liable for liquidated damages of approximately $24.0 million or $45.0 million depending on the facts of the situation.

The purchase price for the assets is subject to adjustment and, therefore, the final purchase price cannot be determined at this time.

Under the asset sale agreement, the purchase price for the purchase of the assets to be acquired is $750.0 million. However, the purchase price is subject to adjustment both upward and downward depending on the occurrence of specified events. As a result, it is not possible to ascertain the final purchase price at this time.

The proposed IP&L acquisition may not be as financially or operationally successful as originally contemplated.

In agreeing to the terms and conditions of the asset sale agreement, we made certain business assumptions and determinations based on our investigation of IP&L’s assets and business, as well as other information then available. However, these assumptions and determinations involve certain risks and uncertainties that may cause these assumptions and determinations to be inaccurate. As a result, we may not realize the full benefits that we are expecting from the proposed acquisition.

We may encounter difficulties consolidating IP&L’s transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the proposed acquisition.

We expect to realize strategic and other benefits as a result of ITC Midwest’s acquisition of IP&L’s transmission assets. Our ability to realize these benefits or successfully consolidate IP&L’s transmission assets into our business, however, is subject to certain risks and uncertainties, including, among others:

•	the challenges of separating IP&L’s transmission assets into stand alone ownership by ITC Midwest and consolidating businesses with ITC Holdings;

•	the costs of consolidating IP&L’s transmission assets may be higher than we expect and may require more resources, capital expenditures and management attention than anticipated;

•	delay of capital investments in IP&L’s transmission system due to uncertainty around the timing of procurement of construction materials;

•	employees important to the operation of IP&L’s transmission assets may decide not to be employed by us; and

•	we may be unable to anticipate or manage risks that are unique to the historical business of IP&L’s transmission assets, including those related to its workforce, customer demographics and information systems.

Our failure to manage these risks, or other risks related to the acquisition that are not presently known to us, could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Capital Structure and Leverage

We are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing.

As of December 31, 2006, we had approximately $1.3 billion of consolidated indebtedness. ITC Holdings had outstanding $267.0 million aggregate principal amount of 5.25% Senior Notes due July 15, 2013, $255.0 million aggregate principal amount of 5.875% Senior Notes due September 30, 2016 and $255.0 million aggregate principal amount of 6.375% Senior Notes due September 30, 2036. ITCTransmission had outstanding $185.0 million aggregate principal amount of 4.45% First Mortgage Bonds, Series A, due July 15, 2013 and $100.0 million aggregate principal amount of 6.125% First Mortgage Bonds, Series C, due March 31, 2036. METC had outstanding $175.0 million aggregate principal amount of 5.75% Senior Secured Notes due December 10, 2015. Additionally, at December 31, 2006, we had total revolving credit facility commitments at ITCTransmission, ITC Holdings, and METC of $75.0 million, $50.0 million and $35.0 million, respectively, with $12.5 million, $0.0 million, and $14.0 million outstanding, respectively.

This capital structure can have several important consequences, including, but not limited to, the following:

•	If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from ITCTransmission and METC will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, any of our senior or subordinated creditors and any senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•	Our revolving credit facilities mature in March 2010 for ITCTransmission and ITC Holdings and in December 2008 for METC, and our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.

We may incur substantial indebtedness in the future. The incurrence of additional indebtedness would increase the leverage-related risks described herein.

Certain provisions in our debt instruments limit our capital flexibility.

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit facilities containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	make capital expenditures at METC prior to the final determination of METC’s rate case, other than capital expenditures that METC reasonably believes are necessary to comply with its obligations as a regulated transmission company;

•	create or acquire subsidiaries; and

•	pay dividends or make distributions on our and ITCTransmission’s capital stock and METC’s member’s capital.

The revolving credit facilities and METC’s Senior Secured Notes also require us to meet certain financial ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross acceleration or cross default provisions.

Adverse changes in our credit ratings may negatively affect us.

Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impacts of regulation, as well as changes in our financial performance could result in credit agencies reexamining our credit rating. A downgrade in any of our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving credit facilities.

Our recent public offering caused us to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code which will limit the amount of our NOLs that we may use to reduce our tax liability in a given period .

As of December 31, 2006, we had estimated NOLs of $100.4 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. In the event of an ownership change, we would not be able to use our pre-ownership change NOLs in excess of the limitation imposed by Section 382 for each annual period. Our recent public offering caused us to experience an ownership change.

Included in the total estimated NOLs above, we estimate that we acquired approximately $35.0 million of NOLs when we acquired all of the indirect ownership interests in METC in October 2006. We will be subject to annual limitations on the use of such NOLs as a result of the acquisition of all of the indirect ownership interests in METC by us, as well as limitations resulting from prior transactions by the acquired entities.

While our NOLs may be subject to an annual limitation as a result of the ownership changes described above, we expect that our ability to use the NOLs over time will not be materially affected by such limitation, although we cannot assure you in this regard.

We may not be able to pay dividends, and the reduction or elimination of dividends would negatively affect the market price of our common stock.

While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. Dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors may deem relevant. For example, we may not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. In addition, ITC Holdings is a holding company and our ability to pay dividends may be limited by restrictions upon transfer of funds applicable to its subsidiaries (including, for example, those which are contained in ITCTransmission’s revolving credit facility, METC’s Senior Secured Notes and METC’s revolving credit facility). As a holding company without any specific operations, ITC Holdings is dependent on receiving dividends from its operating subsidiaries, such as ITCTransmission, METC and its other subsidiaries, in order to be able to make dividend distributions of its own. Any reduction or elimination of dividends could adversely affect the market price of our common stock.

Provisions in our Articles of Incorporation and bylaws and Michigan corporate law may prevent efforts by our shareholders to change the direction or management of our company.

Our Articles of Incorporation and bylaws contain provisions that might enable our management to resist a proposed takeover. These provisions could discourage, delay or prevent a change of control or an acquisition at a price that our shareholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	a requirement that special meetings of our shareholders may be called only by our board of directors, the chairman of our board of directors, our president or the holders of a majority of the shares of our outstanding common stock;

•	a requirement of unanimity when shareholders are acting by consent without a meeting if the International Transmission Holdings Limited Partnership (the “IT Holdings Partnership”) owns less than 35% of the shares of our common stock;

•	advance notice requirements for shareholder proposals and nominations; and

•	the authority of our board to issue, without shareholder approval, common or preferred stock, including in connection with our implementation of any shareholders rights plan, or “poison pill.”

Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

ITCTransmission was granted favorable rate treatment by the FERC based on its independence from market participants. The FERC defines a “market participant” to include any person or entity that, either directly or through an affiliate, sells or brokers electricity, or provides ancillary services to MISO. An affiliate, for these purposes, includes any person or entity that directly or indirectly owns, controls or holds with the power to vote 5% or more of the outstanding voting securities of a market participant. To help ensure that we and our subsidiaries will remain independent of market participants, our Articles of Incorporation impose certain restrictions on the ownership and voting of shares of our capital stock by market participants. In particular, the Articles of Incorporation provide that we are restricted from issuing any shares of capital stock or recording any transfer of shares if the issuance or transfer would cause any market participant, either individually or together with members of its “group” (as defined in SEC beneficial ownership rules), to beneficially own 5% or more of any class or series of our capital stock. Additionally, if a market participant, together with its group members, acquires beneficial ownership of 5% or more of any series of the outstanding shares of our capital stock, such market participant or any shareholder who is a member of a group including a market participant will not be able to vote or direct or control the votes of shares representing 5% or more of any series of our outstanding capital stock. Finally, to the extent a market participant, together with its group members, acquires beneficial ownership of 5% or more of the outstanding shares of any series of our capital stock, our Articles of Incorporation allow our board of directors to redeem any shares of our capital stock so that, after giving effect to the redemption, the market participant, together with its group members, will cease to beneficially own 5% or more of that series of our outstanding capital stock.

Future sales of our shares could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 1, 2007, we had approximately 42,382,893 shares of common stock outstanding. Of those shares, 39,458,031 shares, were freely tradable. Approximately 2,924,862 shares outstanding as of March 1, 2007 are eligible for resale from time to time, subject to the contractual restrictions on sales referred to above and to the volume, manner of sale and other conditions of Rule 144.

In addition, as of March 1, 2007, 4,358,334 shares were available for future issuance under our 2003 Stock Purchase and Option Plan, Employee Stock Purchase Plan and 2006 Long Term Incentive Plan, including 2,633,023 shares issuable upon the exercise of outstanding stock options, of which 1,526,125 were vested. In the future, we may issue our common stock in connection with investments or repayment of our debt. The amount of such common stock issued could constitute a material portion of our then outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our regulated operating subsidiaries’ transmission facilities are located in the lower peninsula of Michigan. ITCTransmission and METC have agreements with other utilities for the joint ownership of specific substations and transmission lines. See Note 15 to the Consolidated Financial Statements.

ITCTransmission owns the assets of a transmission system that consist of:

•	approximately 2,700 circuit miles of overhead and underground transmission lines rated at 120 kV to 345 kV;

•	approximately 17,000 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 155 stations which either interconnect our transmission facilities or connect our facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment);

•	associated land held in fee, rights of way and easements;

•	certain assets contained in our approximately 38,000 square feet leased office building in Novi, Michigan. These assets consist of a back-up transmission operations control room, furniture, fixtures and office equipment; and

•	MEPCC, located near Ann Arbor, Michigan, an approximately 40,000 square feet facility which provides control area and real time operational services for all of the electrical systems of ITCTransmission and METC.

ITCTransmission’s First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore the bondholders have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC owns the assets of a transmission system that consist of:

•	approximately 5,400 circuit miles of overhead transmission lines rated at 138 kV to 345 kV;

•	approximately 44,000 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 81 stations which either interconnect our transmission facilities or connect our facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment); and

•	an approximately 35,000 square feet office building in Caledonia, Michigan.

Amounts borrowed under METC’s revolving credit facility are secured by a first priority security interest on all of METC’s assets through the issuance of senior secured bonds, collateral series, under METC’s first mortgage indenture and the second supplemental indenture thereto.

METC does not own the majority of the land on which its assets are located, but under the provisions of its easement agreement with Consumers Energy, METC has an easement to use the land, rights-of-way, leases and licenses in the land on which its transmission lines are located that are held or controlled by Consumers Energy. See Item 1 “Business — Operating Contracts, — METC, — Amended and Restated Easement Agreement.”

The assets of our regulated operating subsidiaries are suitable for electricity transmission and adequate for the electricity demand in our service territory. We prioritize capital spending based in part on meeting reliability standards within the industry. This includes replacing and upgrading existing assets as needed.

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

Refer to Note 5 to the Consolidated Financial Statements for a discussion of the METC rate case and Note 16 to the Consolidated Financial Statements for other pending litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price and Dividends

Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of March 1, 2007, there were approximately 325 shareholders of record of our common stock.

The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2006 and from July 26, 2005 through December 31, 2005, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2006	High	Low	Dividends

Quarter ended December 31, 2006	$41.21	$31.01	$0.2750
Quarter ended September 30, 2006	$34.50	$26.39	$0.2750
Quarter ended June 30, 2006	$27.31	$24.50	$0.2625
Quarter ended March 31, 2006	$29.10	$25.29	$0.2625

Year Ended December 31, 2005	High	Low	Dividends

Quarter ended December 31, 2005	$29.50	$26.25	$0.2625
July 26, 2005 — September 30, 2005	$30.30	$26.22	$0.2625

The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist only of the common stock of ITCTransmission, indirect ownership interests in METC, ownership interests of our other subsidiaries, deferred tax assets relating primarily to NOLs and cash. Our material cash inflows are only from dividends and other payments received from time to time from ITCTransmission, METC or our other subsidiaries and the proceeds raised from the sale of debt and equity securities. We may not be able to access cash generated by ITCTransmission or METC or any other subsidiaries in order to pay dividends to shareholders. The ability of ITCTransmission and METC to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account ITCTransmission’s and METC’s respective funding requirements, the terms of ITCTransmission’s and METC’s respective indebtedness, the regulations of the FERC under FPA, and applicable state laws. The debt agreements to which ITC Holdings, ITCTransmission and METC are parties contain numerous financial covenants that could limit our ability to pay dividends, as well as covenants that prohibit us from paying dividends if we are in default under our revolving credit facilities. Further, each of ITCTransmission, METC and each other subsidiary is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.

If and when we pay a dividend on our common stock, pursuant to our special bonus plans for executives and non-executive employees, amounts equivalent to the dividend may be paid to the special bonus plan participants, if approved by the compensation committee. We currently expect these amounts to be paid upon the declaration of dividends on our common stock. The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.

Equity Compensation Plans

At December 31, 2006 we had an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Stock Purchase and Option Plan”) and a 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors. We also have an Employee Stock Purchase Plan that we expect to implement during the first quarter of 2007. Each of these plans has been approved by shareholders.

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2006 (shares in thousands):

Number of Shares
	Number of Shares		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(a)

Equity compensation plans approved by shareholders	2,650	$13.30	1,737

(a)	The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2006 upon exercise of stock options; 2) the common shares to be issued upon the future exercise of outstanding stock options and 3) the amount of restricted stock awards granted that have not been forfeited.

Stock Repurchases

The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2006:

		Total Number of	Maximum Number or
		Shares Purchased as	Approximate Dollar Value
	Total Number	Part of Publicly	of Shares that May yet be
	of Shares	Announced Plan or	Purchased Under the Plans
Period	Purchased(1)	Program(2)	or Programs(2)

October 2006	30,605	—	—
November 2006	—	—	—
December 2006	—	—	—
Total	30,605	—	—

(1)	Represents shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of ITC Holdings and subsidiaries and the selected historical financial data of ITCTransmission’s business prior to its acquisition by ITC Holdings from DTE Energy on February 28, 2003 (“Predecessor ITCTransmission”) for the periods indicated. On July 19, 2005, ITC Holdings affected an approximately 3.34-for-one stock split. All amounts and values of common shares and options and per share data in the accompanying financial information have been retroactively adjusted to give effect to the stock split.

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

The selected financial data presented on the following pages for ITC Holdings and subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data presented for ITC Holdings and subsidiaries as of December 31, 2004 and 2003 and for the period from February 28, 2003 through December 31, 2003, and the selected financial data presented for Predecessor ITCTransmission as of December 31, 2002 and for the two-month period ended February 28, 2003 and year ended December 31, 2002 have been derived from audited financial statements not included in this Form 10-K. Neither Predecessor ITCTransmission’s two-month period ended February 28, 2003 nor the period from February 28, 2003 through December 31, 2003 is reflective of the twelve-month year of operations and, accordingly, neither of such periods individually is directly comparable to the results of operations for the years ended December 31, 2006, 2005, 2004 or 2002.

The selected financial data presented below should be read together with our consolidated financial statements and the notes to those statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries				Predecessor ITCTransmission
				Period from
				February 28,
				2003 (Date of
				Acquisition)	Two-Month
				Through	Period Ended	Year Ended
(In thousands, except share and	Year Ended December 31,			December 31,	February 28,	December 31,
per share data)	2006	2005	2004	2003(a)	2003(a)	2002
OPERATING REVENUES(b)	$223,622	$205,274	$126,449	$102,362	$20,936	$137,535
OPERATING EXPENSES
Operation and maintenance	35,441	48,310	24,552	22,902	5,675	34,699
General and administrative	40,632	25,198	24,412	26,342	—	—
Depreciation and amortization	40,156	33,197	29,480	21,463	3,665	21,996
Taxes other than income taxes	22,156	13,982	20,840	11,499	4,298	15,776
Termination of management agreements	—	6,725	—	—	—	—
Gain on sale of assets	(842)	—	—	—	—	—

Total operating expenses	137,543	127,412	99,284	82,206	13,638	72,471
OPERATING INCOME	86,079	77,862	27,165	20,156	7,298	65,064
OTHER EXPENSES (INCOME)
Interest expense	42,049	28,128	25,585	21,630	—	58
Allowance for equity funds used during construction	(3,977)	(2,790)	(1,691)	(322)	—	—
Loss on extinguishment of debt	1,874	—	—	11,378	—	—
Other income	(2,348)	(1,700)	(1,289)	(197)	(147)	(1,720)
Other expense	1,629	615	283	27	45	245

Total other expenses (income)	39,227	24,253	22,888	32,516	(102)	(1,417)

INCOME (LOSS) BEFORE INCOME TAXES	46,852	53,609	4,277	(12,360)	7,400	66,481
INCOME TAX PROVISION (BENEFIT)	13,658	18,938	1,669	(4,306)	3,915	23,268

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	33,194	34,671	2,608	(8,054)	3,485	43,213
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	29	—	—	—	—	—

NET INCOME (LOSS)	$33,223	$34,671	$2,608	$(8,054)	$3,485	$43,213

Basic earnings (loss) per share	$0.95	$1.10	$0.09	$(0.27)	n/a	n/a
Diluted earnings (loss) per share	$0.92	$1.06	$0.08	$(0.27)	n/a	n/a
Weighted-average basic shares	35,048,049	31,455,065	30,183,886	29,339,394	n/a	n/a
Weighted-average diluted shares	36,236,944	32,729,842	30,899,548	29,339,394	n/a	n/a
Dividends declared per share	$1.075	$0.525	$—	$0.897	n/a	n/a

					Predecessor
					ITCTransmission
	ITC Holdings and Subsidiaries				As of
	As of December 31,				December 31,
(In thousands)	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Cash and cash equivalents	$13,426	$24,591	$14,074	$8,139	$—
Working capital (deficit)	10,107	19,945	(27,117)	(17,633)	46,041
Property, plant and equipment — net	1,197,862	603,609	513,684	459,393	434,539
Total assets	2,128,797	916,639	808,847	751,657	634,785
Total Long Term Debt:
ITC Holdings	775,963	266,104	273,485	265,866	—
ITCTransmission	297,315	251,211	209,945	184,887	—
METC	189,000	—	—	—	—
Total Stockholders’/Member’s equity(c)	532,244	263,301	196,602	191,246	382,790

	ITC Holdings and Subsidiaries				Predecessor ITCTransmission
				Period from
				February 28,
				2003 (Date of
				Acquisition)	Two-Month
				Through	Period Ended	Year Ended
	Year Ended December 31,			December 31,	February 28,	December 31,
(In thousands)	2006	2005	2004	2003(a)	2003(a)	2002
CASH FLOWS DATA:
Capital expenditures	$167,496	$118,586	$76,779	$26,805	$5,616	$15,360

(a)	Our historical results of operations through December 31, 2006 were seasonal, with peak transmission loads occurring during months when cooling demand is higher. Annualized financial data for the period from February 28, 2003 through December 31, 2003 and the two-month period ended February 28, 2003 are not indicative of results for the full year.

(b)	The ITCTransmission rate freeze ended December 31, 2004. See Note 5 to the Consolidated Financial Statements.

(c)	The October 2006 common stock offering to consummate the acquisition of METC resulted in net proceeds of $198.1 million. The July 2005 ITC Holdings’ initial public offering resulted in net proceeds of $53.9 million. See the discussion of these items described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “— Recent Developments.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other things the risks and uncertainties disclosed under Item 1A “Risk Factors.”

Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. They speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward- looking statements will be achieved. Actual future results may vary materially. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise, unless required by law.

Overview

Through our regulated operating subsidiaries, ITCTransmission and METC, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in our transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we seek to reduce the overall cost of delivered energy for end-use consumers by providing them with access to electricity from the lowest cost electricity generation sources. ITCTransmission and METC operate contiguous, high-voltage systems that transmit electricity to local electricity distribution facilities from generating stations throughout Michigan and surrounding areas. The local distribution facilities connected to our systems serve an area comprising substantially all of the lower peninsula of Michigan, which had an estimated population of 9.8 million people at December 31, 2006.

As transmission utilities with rates regulated by the FERC, ITCTransmission and METC earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, ITCTransmission and METC are subject to rate regulation only by the FERC. The rates charged by ITCTransmission and METC are established using a formulaic cost-of-service model, referred to as “Attachment O” and re-calculated annually, allowing for the recovery of actual expenses and income taxes and a return of and on invested capital.

ITCTransmission’s and METC’s primary operating responsibilities include maintaining, improving and expanding its transmission system to meet its customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to ensure physical limits are not exceeded.

We derive nearly all of our revenues from providing (1) network transmission service, (2) point-to-point transmission service, and (3) scheduling, control and dispatch services over our system. Substantially all of our operating expenses and assets support our transmission operations. ITCTransmission’s principal transmission service customer is Detroit Edison and METC’s principal transmission service customer is Consumers Energy. Our remaining revenues are generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers, from transaction-based capacity reservations on ITCTransmission’s and METC’s transmission system and from providing ancillary services to customers. ITCTransmission’s and METC’s network rates are established on a cost-of-service model allowing for the recovery of expenses, including depreciation and amortization, and a return on invested capital.

Significant items that influenced our financial position and results of operations and cash flows for the year ended December 31, 2006 or may affect future results are:

•	Capital investment of $171.5 million at ITCTransmission for the year ended December 31, 2006 resulting from our focus on improving system reliability;

•	Our acquisition of all of the indirect ownership interests in MTH and METC in October 2006;

•	The FERC’s approval of ITCTransmission’s and METC’s request to implement Forward-Looking Attachment O for rates beginning January 1, 2007;

•	Lower operating revenues and cash flows primarily due to lower point-to-point revenues of $13.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005;

•	The pending acquisition of the transmission assets of IP&L;

•	The pending settlement of METC’s rate case, which would result in payment to various transmission customers in the aggregate amount of $20.0 million; and

•	Higher interest expense due to debt issuances in 2006.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosure throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses certain relevant aspects of MTH’s and METC’s business prior to the consummation of the METC Acquisition, which was completed on October 10, 2006. MTH’s and METC’s results of operations and cash flows are included in our consolidated results of operations and cash flows for the period from October 11, 2006 through December 31, 2006.

Rate Setting and Attachment O

Network Transmission Rates

ITCTransmission and METC operate in two different rate zones, in each of which a different transmission service rate is charged. The rates of these utility subsidiaries are determined using a FERC-approved formulaic rate setting mechanism known as Attachment O. Attachment O is a rate template used by members of MISO and is completed with financial and load information to calculate a transmission rate. Under Attachment O, these subsidiaries’ rates adjust annually to account for year-to-year changes in network load, expenses and a return of and on invested capital, among other items. These annual adjustments occur under Attachment O without the need to file a rate case at the FERC.

ITCTransmission’s FERC-approved rate allows it to earn a return of 13.88% on the actual equity portion of its capital structure in calculating rates. ITCTransmission’s current network transmission rate is $2.099 per kW/month, which became effective beginning on January 1, 2007.

Until December 31, 2005, METC’s billed network transmission rate was subject to a rate freeze of $0.98 per kW/month. On December 30, 2005, the FERC issued an order that authorized METC to bill rates determined using Attachment O, subject to specified adjustments. The December 2005 rate order also authorized METC to earn a return of 13.38% on the actual equity portion of its capital structure in calculating rates. Pursuant to the December 2005 rate order, METC began to charge a network transmission rate of $1.567 per kW/month effective as of January 1, 2006, subject to refund based on the outcome of METC’s current rate proceeding. METC began to charge a network transmission rate of $1.524 per kW/month on June 1, 2006, subject to refund, based primarily on data from METC’s 2005 FERC Form No. 1.

The following table presents network transmission rates (per kW/month) relevant to our results of operations since January 1, 2004:

	2007		2006		2005	2004
Network Transmission Rate:	ITCTransmission	METC	ITCTransmission	METC(a)	ITCTransmission	ITCTransmission(b)

January 1 to May 31	$2.099	$1.524	$1.594		$1.587	$1.075
June 1 to December 31	$2.099	$1.524	$1.744	$1.524	$1.594	$1.075

(a)	Our consolidated results of operations include METC revenues for the period from October 11, 2006 through December 31, 2006.

(b)	During the year ended December 31, 2004, ITCTransmission’s billed transmission rate was frozen at $1.075 per kW/month. Beginning January 1, 2005, ITCTransmission’s billed transmission rates were set using the Attachment O formula mechanism.

Forward-Looking Attachment O

On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis, which is expected to result in higher revenues and cash flows in the initial years after implementation. In periods of capital expansion and increasing rate base, ITCTransmission and METC will recover the costs of these capital investments on a more timely basis than under the historical Attachment O method.

Under the Forward-Looking Attachment O formula, ITCTransmission and METC will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems from January 1 to December 31 of that year. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed revenues for each year after the end of the year. ITCTransmission’s and METC’s rate-setting method for network transmission rates in effect through December 31, 2006 primarily used 2005 FERC Form No. 1 data to establish a rate.

Monthly peak loads continue to be used for billing network revenues. Under Forward-Looking Attachment O, in the event billed revenues in a given year are more or less than its actual net revenue requirement, which is calculated primarily using that year’s FERC Form No. 1, ITCTransmission and METC will refund or collect additional revenues, with interest, such that customers pay only the amounts that correspond to ITCTransmission’s and METC’s actual net revenue requirement. Revenue amounts billed that differ from actual net revenue requirements are subject to the true-up provisions of Forward-Looking Attachment O, and ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Therefore, network load continues to have an impact on cash flows from transmission service, but will not impact revenues recognized from transmission service beginning in 2007. For historical periods through December 31, 2006, there was no adjustment recognized for billed amounts that differed from actual net revenue requirement.

Network Transmission Rate Calculation

ITCTransmission and METC separately calculate a tariff rate under Attachment O based on the financial information and load data specific to each company. The following steps illustrate ITCTransmission’s and METC’s rate-setting methodology under Forward-Looking Attachment O:

Step One — Establish Projected Rate Base and Calculate Projected Allowed Return

Rate base is projected using the average of the 13 month-end balances for the months beginning with December 31 of the current year and ending with December 31 of the upcoming year and consists primarily of in-service property, plant and equipment, net of accumulated depreciation. Rate base also includes an accumulated deferred income tax adjustment, certain regulatory assets and amounts deferred for recovery, as well as other items.

Projected rate base is multiplied by the projected weighted average cost of capital to determine the projected allowed return on rate base. The weighted average cost of capital is calculated using a projected 13 month average capital structure, the forecasted pre-tax cost of the debt portion of the capital structure and a FERC-approved return of 13.88% and 13.38% for ITCTransmission and METC, respectively, on the common equity portion of the forecasted capital structure.

Step Two — Calculate Projected Revenue Requirement

The projected gross revenue requirement is calculated beginning with the projected allowed return on rate base, as calculated in Step One above, and adding projected recoverable operating expenses, including depreciation and amortization and taxes.

Step Three — Calculate Transmission Rate

After calculating the projected gross revenue requirement in Step Two above, the projected gross revenue requirement is reduced for certain revenues, other than network revenues, such as projected point-to-point and rental revenues. This net amount represents projected revenues to be billed to network and point-to-point transmission customers through transmission rates. The monthly transmission rate is calculated by dividing the projected net revenue requirement by the sum of the projected 12 coincident peak network loads.

Step Four — Calculate True-up Adjustment

Upon finalizing FERC Form No. 1, the actual transmission revenues billed for the previous year will be compared to actual net revenue requirement which is based on amounts from the completed FERC Form No. 1. The difference between the actual revenue billed and actual net revenue requirement (the “True-up Adjustment”), will be added to the upcoming year’s projected net revenue requirement used to determine the upcoming year’s rate. For example, the True-up Adjustment relating to 2007 will be calculated in 2008 upon completion of the 2007 FERC Form No. 1 and will be included in the projected net revenue requirement that is used to establish the rate that will be effective commencing January 1, 2009. Interest is also applied to the True-up Adjustment.

Illustration of Attachment O Rate Setting.  Set forth below is a simplified illustration of the calculation of ITCTransmission’s monthly network and point-to-point rates under the Attachment O rate setting mechanism for the period from January 1, 2007 through December 31, 2007, that will be based primarily upon projections of ITCTransmission’s 2007 FERC Form No. 1 data. Amounts below are approximations of the amounts used in the 2007 Attachment O filing.

Line	Attachment O Items	Instructions	Amount
1	Projected Rate Base (the average of the 13 months ended December 31, 2006 through December 31, 2007)		$741,676,000
2	Multiply by Projected 13 month Weighted Average Cost of Capital(1)		10.77%
3	Projected Allowed Return on Rate Base	(Line 1 × Line 2)	$79,878,505
4	Projected Recoverable Operating Expenses for 2007		$62,713,000
5	Projected Taxes and Depreciation and Amortization for 2007		$99,915,000
6	Projected Gross Revenue Requirements for 2007	(Line 3 + Line 4 + Line 5)	$242,506,505
7	Less Projected Revenue Credits for 2007		$7,238,000
8	Plus/Less True-up Adjustment(2)		n/a
9	Projected New Revenue Requirement for 2007	(Line 6 − Line 7 −Line 8)	$235,268,505
10	Projected 2007 Network Load (in kW)		9,342,000
11	Annual Network and P-T-P Transmission Rate	(Line 9 divided by Line 10)	$25.184
12	Monthly Network and P-T-P Transmission Rate ($/Kw per month)	(Line 11 divided by 12 months)	$2.099

(1)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITCTransmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	6.10% (Pre-tax) =	2.44%
Equity	60.00%	13.88% (After tax) =	8.33%

	100.00%		10.77%

(2)	The True-up Adjustment will be calculated for the 2007 net revenue requirement as of December 31, 2007 based primarily on information contained in ITCTransmission’s FERC Form No. 1 and will be included as a component of the projected net revenue requirement in the 2009 Attachment O rate calculation.

Trends and Seasonality

Network Revenues

We expect a general trend of increases in network transmission rates and revenues for ITCTransmission and METC over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The expected increase is partially a result of the implementation of Forward-Looking Attachment O, which will allow ITCTransmission and METC to recover their expenses and investments in transmission on a current rather than a lagging basis. ITCTransmission’s network transmission rate is $2.099 per kW/month, which became effective beginning on January 1, 2007, based on ITCTransmission’s implementation of Forward-Looking Attachment O.

METC’s Forward-Looking Attachment O is also effective beginning January 1, 2007, however METC’s network transmission rate of $1.524 per kW/month in effect beginning June 1, 2006 will continue to be the rate used for network transmission service billing through December 31, 2007, and the rate will be updated effective January 1, 2008. The rates used during 2007 are subject to a True-Up Adjustment under Forward-Looking Attachment O based on actual net revenue requirement for 2007.

The other factor that is expected to continue to increase our rates in future years is our anticipated capital investment in excess of depreciation as a result of our seven-year capital investment program which began January 1, 2005 for ITCTransmission and January 1, 2007 for METC. ITCTransmission and METC strive for high reliability for their systems and low delivered costs of electricity to end-use consumers. We continually assess our transmission systems against standards established by the North American Electric Reliability Council and ReliabilityFirst Corporation, which are electric industry organizations that, in part, develop standards for reliability and monitor compliance with those standards. Analysis of the transmission systems against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. Moreover, on August 8, 2005 the Energy Policy Act was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We also assess our transmission system against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s and METC’s systems, which in turn reduces the delivered cost of energy to end-use customers.

For the seven-year period from January 1, 2005 through December 31, 2011, based on our planning studies, we see needs within the ITCTransmission service territory alone to spend approximately $600.0 million to rebuild existing transmission property, plant and equipment. There may be additional investment of up to approximately $400.0 million over the same period to upgrade the system to address demographic changes in southeastern Michigan that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market. This additional investment may be needed to accommodate the siting of new generation or to increase import capacity to meet expected growth in peak electrical demand. Approximately $100.0 million may be invested over this period for the primary benefit of relieving congestion in the transmission system in southeastern Michigan, but the total of all these investments is not expected to exceed $1.0 billion for the ITCTransmission system. In 2006, ITCTransmission completed the second year of its capital investment program, and invested $171.5 million in property, plant and equipment. We expect ITCTransmission’s total investments in property, plant and equipment in 2007 to be approximately $190.0 million, based on projects currently planned or being considered.

We expect METC to invest approximately $600.0 million in its system over the seven-year period from January 1, 2007 through December 31, 2013, with METC investing $50.0 million and $32.6 million in 2006 and 2005, respectively. We expect that investments in property, plant and equipment at METC in 2007 will be approximately $25.0 million, based on projects currently planned or being considered.

Investments in property, plant and equipment at ITCTransmission and METC could vary due to, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on ITCTransmission’s or METC’s system at any one time, regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. Additions to property, plant and equipment, when placed in service upon completion of a capital project, are added to rate base each year. Property, plant and equipment additions in excess of depreciation and amortization expense result in an expansion of rate base when these additions are placed in service. In 2006, ITCTransmission had $143.3 million of property, plant and equipment additions placed in service and added to rate base and METC had $38.4 million of property, plant and equipment additions placed in service and added to rate base, which includes periods prior to its

2006 acquisition. The following table shows additions to property, plant and equipment in excess of depreciation and amortization expense during the last three years for ITCTransmission.

Our capital investment strategy is aligned with the FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based in part on the levels of prudent and necessary capital investment and maintenance spending on our transmission system.

In addition to an increase in rate base as a result of investments in property, plant and equipment, there were other specific items that caused the increase in the rate at June 1, 2006 to $1.744 per kW/ month at ITCTransmission. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze that ended on December 31, 2004 is included in ITCTransmission’s rates in each of the following five 12-month periods. Additionally, operating expenses in 2005 were higher due primarily to higher maintenance expenses as a result of the acceleration of multi-year maintenance initiatives.

Point-to-Point Revenue

Our point-to-point revenue for the year ended December 31, 2006 was negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. The decrease in point-to-point revenues in 2006 compared to 2005 was $13.3 million. Under Forward-Looking Attachment O, the amount of point-to-point revenues is factored into actual net revenue requirement and will not have an impact on net income beginning in 2007.

Seasonality

Prior to January 1, 2007, the network revenues recognized by ITCTransmission and METC were dependent on monthly peak loads. Revenues and net income varied between periods based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period varied from the data on which the Attachment O rate was based, ITCTransmission and METC earned more or less revenue during that annual period and therefore recovered more or less than its net revenue requirement.

As discussed above under “Rate Setting and Attachment O, — Forward-Looking Attachment O,” beginning January 1, 2007, the monthly peak loads continue to be used for billing network revenues.

However, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Therefore, ITCTransmission and METC will recognize more revenues in periods where recoverable expenses are higher, and less revenues in periods where recoverable expenses are lower.

ITCTransmission’s total of monthly peak loads for 2006 was down 3.0% compared to the corresponding total for 2005, and was up 1.6% compared to the corresponding totals for 2004, as shown in the table below.
Monthly Peak Load (in MW)

	2007		2006		2005	2004
	METC	ITCTransmission	METC	ITCTransmission	ITCTransmission	ITCTransmission

January	6,030	7,876		7,754	8,090	8,022
February	6,228	8,170		7,667	7,672	7,656
March				7,554	7,562	7,434
April				7,035	7,299	7,305
May				10,902	7,678	8,718
June				9,752	12,108	11,114
July				12,392	11,822	11,344
August				12,745	12,308	10,877
September				8,415	10,675	9,841
October			5,642	7,302	9,356	7,197
November			6,104	7,724	7,943	7,832
December			6,451	8,257	8,344	8,469

Total			18,197	107,499	110,857	105,809

Recent Developments

Pending Acquisition of Transmission Assets

On January 19, 2007, we announced that ITC Midwest had signed a definitive agreement to acquire for cash the transmission assets of IP&L in a transaction valued at approximately $750.0 million, excluding expenses.

IP&L’s transmission assets currently consist of approximately 6,800 miles of transmission lines at voltages of 34.5kV and above and associated substations, predominantly located in Iowa with some assets in Minnesota, Illinois and Missouri. The rate base being acquired is expected to be in a range between $400.0 million and $425.0 million, subject to the elimination of accumulated deferred taxes. The purchase price is subject to several purchase price adjustments relating to liabilities actually assumed by ITC Midwest and the actual rate base and construction work in progress actually transferred to ITC Midwest by IP&L.

The transaction is subject to customary closing conditions and regulatory approvals, including approval from the FERC, the Iowa Utilities Board, the Minnesota Public Utilities Commission and the Illinois Commerce Commission, as well as expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The parties must also seek approval of the Missouri Public Service Commission to assign IP&L’s Certificate of Public Convenience and Necessity to ITC Midwest. Our FERC application will seek approval of a rate construct for ITC Midwest that is similar to the rate constructs of ITCTransmission and METC. It is a condition to closing that each party receives regulatory approvals on terms and conditions substantially equivalent to those requested in the parties’ applications for such approvals. If closing of the transaction has not occurred on or before December 31, 2007, in most cases either party may terminate the agreement at any time after that date.

ITC Midwest expects to finance the transaction through a combination of cash on hand, the proceeds from a sale of common stock of ITC Holdings and the issuance of debt by ITC Holdings and/or ITC Midwest to maintain ITC Holdings’ targeted capital structure of 70% debt and 30% equity. The transaction is expected to close in the fourth quarter of 2007. ITC Midwest and IP&L have agreed that in the event that either party terminates the acquisition agreement as a result of a breach by the other party of its covenants, agreements or representations, made as of the date of the acquisition agreement, which would cause the closing conditions contained in the acquisition agreement not to be satisfied, the terminating party shall be entitled as its sole and exclusive remedy to liquidated damages equal to approximately $24.0 million, or $45.0 million solely in the event that such breach is ITC Midwest’s failure to pay IP&L the purchase price at closing of the transaction. The closing of the IP&L acquisition is not subject to any condition that ITC Holdings or ITC Midwest have completed any financing prior to consummation of the transaction. ITC Holdings has received a commitment letter, dated January 18, 2007, from Lehman Brothers Inc., Lehman Commercial Paper Inc. and Lehman Brothers Bank to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge term loan facility. ITC Holdings does not intend to draw down on this bridge financing unless funds from the contemplated common equity offering and debt offerings are unavailable at the time of closing. The availability of the bridge financing is subject to the satisfaction of customary conditions to consummation, including the consummation of the acquisition and the execution of definitive financing documents. The bridge financing commitment expires upon the earlier of December 31, 2007 and the date ITC Holdings notifies Lehman Brothers Inc. that the acquisition has been abandoned.

In connection with the acquisition, ITC Holdings has executed a guaranty, pursuant to which it has agreed to unconditionally guarantee the payment and performance of the obligations of ITC Midwest under the acquisition agreement.

There can be no assurance that our acquisition of IP&L’s transmission assets will be consummated. We may not successfully complete our acquisition of the transmission assets of IP&L as a result of our failure, or IP&L’s failure, to obtain the necessary regulatory approvals or other approvals on a timely basis. In addition, both we and IP&L must comply with a number of closing conditions in order to consummate the acquisition and, in addition, we must obtain financing to pay the purchase price for the transmission assets. If we do successfully acquire the transmission assets of IP&L, we may not realize the strategic and other benefits that we currently expect. See Item 1A “Risk Factors — Risks Related to the Pending Acquisition of IP&L’s Transmission Assets.” in this report.

The METC Acquisition

On October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in MTH, the sole member of METC. The former indirect owners of the MTH partnership interests received approximately $484.4 million in cash and 2,195,045 shares of our common stock valued at $72.5 million. In addition, we, MTH or METC assumed approximately $307.7 million of MTH and METC debt and other long term interest bearing obligations. As part of the METC Acquisition, ITC Holdings acquired the remaining partnership interests in MTH and other subsidiaries, including subsidiaries that contributed NOLs. Based on the preliminary purchase price allocation, METC has recorded goodwill of $450.1 million. No value was assigned to certain METC construction projects that we do not expect to be used subsequent to the METC Acquisition. We may pursue authorization from the FERC to recover METC’s cost of approximately $14.5 million for these items.

METC Rate Case Settlement Agreement

On January 19, 2007, METC, MISO, Consumers Energy, Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc. and ITCTransmission entered into a settlement agreement resolving all pending matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC’s December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. On December 5, 2006, METC and other parties to the rate case had jointly filed a motion to suspend the procedural schedule and the FERC chief administrative law judge had approved the suspension. The terms of this settlement agreement have been filed with the FERC and remain subject to its approval.

Under the filed settlement terms, METC would be required to make payments totaling $20.0 million to various transmission customers within 30 days after there is a final FERC order approving the settlement. METC’s payment pursuant to this settlement would be in lieu of any and all refund and/or refund with interest requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC shall have no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement would establish the balances and amortization to be used for ratemaking for the Regulatory Deferrals and ADIT Deferrals, as defined in the settlement.

The METC rate case matter is accounted for as a preacquisition contingency under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The expected settlement payment of $20.0 million is accounted for as a liability at the acquisition date and the adjustments to the Regulatory Deferral and ADIT Deferral balances are treated as adjustments to the carrying amounts of assets acquired. If the METC rate case settlement is approved by the FERC as expected, we will recognize annual amortization expense associated with the Regulatory Deferral and ADIT Deferral totaling $6.2 million beginning in 2007. There was no effect on depreciation and amortization expense for the year ended December 31, 2006.

ITC Grid Development, LLC and ITC Great Plains, LLC Company

In July 2006, ITC Holdings formed two new subsidiaries — ITC Grid Development and ITC Great Plains. As an extension of our existing strategy, ITC Grid Development was formed to focus on bringing improvements to the U.S. electricity transmission infrastructure by partnering with entities in regions where we believe significant investment is needed to improve reliability and address local energy needs. ITC Great Plains, which has opened an office in Topeka, Kansas, was formed to focus on opportunities for transmission investment in Kansas and the Great Plains region. In Kansas, and in other states or regions where we may engage in operations through our two new subsidiaries, we expect to partner with local experts, such as firms that specialize in design and engineering, and other entities in order to achieve our objectives of enhancing the U.S. transmission grid and providing the framework for lower electric energy costs. These subsidiaries are working to identify and are expected to eventually undertake projects consisting of upgrades to existing electricity transmission systems as well as the construction of new electricity transmission systems or portions of systems. We expect to pursue only development opportunities that are consistent with ITCTransmission’s business model, such as those that are anticipated to result in the creation of a FERC-regulated entity using formula-based rates. We currently anticipate incurring approximately $3.0 million in expenses at ITC Grid Development and ITC Great Plains in 2007. We do not currently have any commitments that would result in additional expenses being incurred if we elect to discontinue these activities.

Michigan Public Power Agency Receivable and Revenues

The Michigan Public Power Agency (the “MPPA”) has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between the MPPA and ITCTransmission, ITCTransmission is authorized to operate, maintain, and make capital improvements to the transmission lines, while the MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We had $4.9 million of accounts receivable as of September 30, 2006 for amounts billed to the MPPA under the Ownership and Operating Agreement for the period from March 2003 through September 30, 2006 for which the MPPA had not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to the MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission was pursuing. Although we believed we had appropriately billed the MPPA under the terms of the Ownership and Operating Agreement, we had reserved an amount of

$1.0 million relating to this matter resulting in a net amount of accounts receivable from the MPPA of $3.9 million prior to the settlement of this loss contingency as described below.

Additionally, prior to the settlement agreement described below, the MPPA had counterclaimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which the MPPA would receive revenue from MISO through ITCTransmission. The MPPA contended that amounts it owed to ITCTransmission under the Ownership and Operating Agreement should be set off by revenue the MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. The MPPA also alleged that ITCTransmission had improperly retained the MPPA’s revenue, totaling $3.3 million at September 30, 2006, which MISO has remitted to ITCTransmission on the MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expected to remit these retained amounts in the event we executed a revenue distribution agreement and collected the accounts receivable from the MPPA. The amount payable to the MPPA had not been netted against the $4.9 million of accounts receivable from the MPPA as it did not meet the criteria to set off the balances in our statement of financial position.

In October 2006, ITCTransmission and the MPPA finalized a settlement agreement for all matters in dispute as described above as well as for a related matter for capital costs allocable to the MPPA’s ownership interest. ITCTransmission received a net settlement amount of $3.2 million from the MPPA, which consisted of $4.6 million for operation and maintenance costs allocable to the MPPA’s ownership interest, $1.7 million for capital costs allocable to the MPPA’s ownership interest and $0.2 million for carrying charges for these capital costs, partially offset by $3.3 million for amounts MISO has remitted to ITCTransmission on the MPPA’s behalf beginning January 1, 2005. ITCTransmission and the MPPA executed a revenue sharing agreement which provides terms and conditions for timely payment of the amounts MISO remits to ITCTransmission on the MPPA’s behalf.

The settlement resulted in the recognition of income before income taxes of $0.6 million ($0.4 million net income after tax) in the third quarter of 2006 and $1.0 million ($0.7 million net income after tax) in the fourth quarter of 2006. The amount recognized in the third quarter of 2006 was for the resolution of the loss contingency, whereby we reversed the reserve previously recorded for the operation and maintenance costs allocable to the MPPA’s ownership interest by reducing operating expenses in the amount of $1.0 million, partially offset by a reduction in interest income of $0.4 million for carrying charges on the operation and maintenance costs allocable to the MPPA’s ownership interest, which were waived in the settlement. The amount recognized in the fourth quarter of 2006 results from an additional gain relating to the settlement of the MPPA capital costs allocable to their ownership interest in the amount of $0.8 million and related carrying charges of $0.2 million.

Public Securities Offerings

On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount of $3.6 million and before issuance costs). ITC Holdings paid $7.1 million in 2005 for professional services and other costs in connection with the initial public offering which were recorded in the consolidated statements of financial position as a reduction in stockholders’ equity. IT Holdings Partnership, our largest shareholder at the time, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds. The offering was approved by the FERC under Section 203 of the FPA on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.

On October 10, 2006, ITC Holdings completed an equity offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-135137). ITC Holdings sold 6,580,987 newly issued shares of common stock through the offering, which resulted in proceeds of $200.5 million (net of underwriting discounts of $9.5 million), before issuance costs estimated at $2.4 million. The proceeds from this offering were partially used to finance the METC Acquisition. IT Holdings Partnership sold 6,356,513 shares of common shares through the offering, from which sale ITC Holdings received no proceeds.

In February 2007, IT Holdings Partnership sold or distributed its remaining 11,390,054 common shares through a secondary offering of 8,149,534 common shares and through distributions of 3,240,520 to its general and limited partners, from which ITC Holdings received no proceeds. ITC Holdings incurred estimated offering costs of $0.7 million relating to this transaction, which was recorded to other expense in the first quarter of 2007.

Prior to the February 2007 sale and distribution, the ability of our shareholders, other than the IT Holdings Partnership, to influence our management and policies was limited, including with respect to our acquisition or disposition of assets, the approval of a merger or similar business combination, the incurrence of indebtedness, the issuance of additional shares of common stock or other equity securities and the payment of dividends or other distributions on our common stock. In addition, we could not take certain actions that would adversely affect the limited partners of the IT Holdings Partnership without their approval. Because the IT Holdings Partnership has divested itself of all remaining common shares and is in the process of being dissolved, it is not expected that it will participate further in Company management.

Management Agreements

On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Trimaran Fund Management, L.L.C. and the IT Holdings Partnership for management, consulting and financial services in exchange for annual fees. We incurred general and administrative expenses under these agreements of $0.8 million in 2005 and $1.3 million in 2004, excluding out-of-pocket costs. In connection with ITC Holdings’ initial public offering that was completed on July 29, 2005, these agreements were amended to terminate further annual fees in exchange for payment of fees to KKR, Trimaran Fund Management, L.L.C. and the IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in operating expenses in 2005.

Redirected Transmission Service

In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, the FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. ITCTransmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and ITCTransmission refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction in operating revenues in the three months ended September 30, 2005.

With respect to the April 2005 order requiring refunds, certain transmission customers filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, the FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. The FERC has not yet acted on the rehearing requests filed in December 2005. We had previously reserved an estimated refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May 2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. In the second quarter of 2006, we reduced operating revenues by

$0.1 million to reserve for estimated refunds of redirected transmission services revenue received subsequent to January 2005.

Long-Term Pricing

In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order established a Seams Elimination Cost Adjustment (“SECA”), as set forth in previous FERC orders, that took effect December 1, 2004, and remained in effect through March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO. SECA revenue and through-and-out revenue are both accounted for as point-to-point revenues.

From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenues based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. We no longer earn SECA revenues subsequent to the first quarter of 2006. The SECA revenues are subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission and other transmission owners who collected SECA revenues are participating in settlement discussions with certain counterparties that paid the SECA amounts. Based on the ongoing settlement discussions, we reserved $0.4 million in the second quarter of 2006 for our estimate of the amount to be refunded to the counterparties that are participating in settlement discussions. As of December 31, 2006, ITCTransmission and METC have reserves recorded of $0.4 million and $0.3 million, respectively. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the amounts to be material. We have not accrued any refund amounts relating to these counterparties.

Financial Systems

In May 2006, we implemented new financial system modules for fixed assets, inventory, procurement, accounts payable and general ledger. It is anticipated that this implementation will provide operational and internal control benefits including system security and automation of previously manual controls. The new systems have resulted in changes to the overall internal control over financial reporting that were evaluated as part of management’s annual assessment of internal control over financial reporting as of December 31, 2006.

Significant Components of Results of Operations

Revenues

We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our regulated operating subsidiaries’ systems to Detroit Edison and Consumers Energy and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. MISO is responsible for billing and collection of transmission services in the MISO service territory. MISO, as the billing agent for ITCTransmission and METC, collects fees for the use of ITCTransmission’s and METC’s transmission system, invoicing Detroit Edison and Consumers Energy and other customers on a monthly basis. MISO has implemented credit policies for its members, which include ITCTransmission’s and METC’s customers.

Network Revenues are generated from fees charged to network customers for their use of our electricity transmission systems during the one hour of monthly peak usage and accounted for 92.4% of total operating revenues for the year ended December 31, 2006. For periods through December 31, 2006, the network revenues we billed and recognized were dependent on monthly peak loads and regulated transmission rates. Refer to our Critical Accounting Policies- “Revenue Recognition under Forward-Looking Attachment O” below for a discussion of network revenues recognized beginning January 1, 2007.

Network revenues are determined using rates regulated by the FERC. The monthly network revenues billed to customers using our transmission facilities are the result of a calculation which can be simplified into the following:

(1) multiply the network load measured in kWs achieved during the one hour of monthly peak usage for ITCTransmission’s and METC’s transmission system by the appropriate monthly tariff rate as calculated under Attachment O by 12 by the number of days in that month; and

(2) divide the result by 365.

Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis and accounted for 3.1% of total operating revenues for the year ended December 31, 2006. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff.

The rates approved by the FERC in connection with our acquisition of ITCTransmission from DTE Energy included specific treatment of point-to-point revenues received during 2004 and the period from February 28, 2003 through December 31, 2003. Based on FERC orders as part of the acquisition of ITCTransmission from DTE Energy, ITCTransmission refunded 100% of point-to-point revenues earned during the period from February 28, 2003 through December 31, 2003 in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 were deducted from ITCTransmission’s revenue requirement in determining the annual network transmission rates.

Scheduling, Control and Dispatch Revenues also are approved by the FERC and are allocated to ITCTransmission and METC by MISO as compensation for the services ITCTransmission and METC jointly perform in operating MECS control area and accounted for 3.7% of total operating revenues for the year ended December 31, 2006. Such services include processing energy schedule requests utilizing the MECS system, monitoring of reliability data, implementation of emergency procedures, and coordination of the MECS operation.

Other Revenues consist of rental revenues received from METC, prior to the acquisition of METC, for the use of the MEPCC building as well as property easement revenues, and accounted for 0.8% of total operating revenues for the year ended December 31, 2006. Other revenues also includes amounts from providing ancillary services to customers.

Operating Expenses

Operation and Maintenance Expenses consist primarily of the costs of contractors to operate and maintain our transmission systems and salary-related expenses for our personnel involved in operation and maintenance activities.

Operation expenses include activities related to the MECS control area which involve balancing loads and generation and operations control room activities which include analyzing transmission system conditions and monitoring the status of our transmission lines and stations, as well as operation-related Services Contract expenses.

Maintenance expenses include preventive or planned maintenance, such as vegetation management, tower painting and equipment inspections, as well as reactive maintenance for equipment failures. Maintenance expenses also includes maintenance-related Services Contract expenses.

ITCTransmission Operating Agreements

Service Level Agreement.  Subsequent to February 28, 2003 and through April 2004, ITCTransmission operated under a construction and maintenance, engineering, and system operations service level agreements, (the “SLA”), with Detroit Edison whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration (the “SLA Activities”), on behalf of ITCTransmission. ITCTransmission entered into the SLA to provide an orderly transition from being a subsidiary of an integrated utility to a stand-alone independent transmission company. Under the terms of the SLA, ITCTransmission’s SLA Activities were jointly managed by ITCTransmission and Detroit Edison and therefore ITCTransmission did not have exclusive control over its expenditures relating to the SLA Activities through the term of the SLA. The terms of the SLA included an agreed upon pricing mechanism whereby Detroit Edison was paid an amount to compensate it for its fully allocated costs.

In August 2003, ITCTransmission entered into an Operation and Maintenance Agreement with its primary maintenance contractor and a Supply Chain Management Agreement with its primary purchasing and inventory management contractor to perform these services subsequent to the term of the SLA. In order to facilitate the transition from Detroit Edison, the new contractors performed work in parallel with Detroit Edison prior to the termination of the SLA. The agreements reduce uncertainty with regard to ITCTransmission’s cost structure through August 29, 2008. Additionally, the new operating agreements allow ITCTransmission to exclusively manage and control operating expenditures. We are in the process of negotiating an amendment to these agreements to apply the terms of those agreements to all affiliates of ITCTransmission.

METC Operating Agreements

Amended and Restated Easement Agreement.  Under the Easement Agreement, Consumers Energy provides METC with an easement to the land, which we refer to as premises, on which METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity at voltages of at least 120 kV are located, which we refer to collectively as the facilities. METC pays Consumers Energy annual rent of approximately $10.0 million, in equal quarterly installments, for the easement and related rights under the Easement Agreement. The term of the Easement Agreement runs through 2050 and is subject to 10 automatic 50-year renewals after that time unless METC provides one year’s notice of its election not to renew the term.

Amended and Restated Services Contract.  Under the Services Contract, Consumers Energy provides contract services, under METC’s direction, for METC’s transmission assets for an initial five-year period. The Services Contract provides METC with labor for the following:

•	operating, maintenance and inspection work;

•	demand work;

•	major maintenance programs;

•	capital work at METC’s request;

•	system control and system optimization; and

•	spare parts inventory management.

Under the Services Contract, METC paid Consumers Energy, excluding amounts for capital work, $21.7 million for the year ended December 31, 2006, which includes amounts for a period prior to the acquisition of METC. Payments are made in monthly installments. METC pays Consumers Energy for the other services at escalating fixed annual fees or agreed-upon rates.

METC gave Consumers Energy written notice of termination of the system control and system optimization portions of the Services Contract on November 2, 2004. METC gave Consumers Energy written notice of termination of the remainder of the services provided by Consumers Energy under the Services Contract on February 6, 2006. Each of these notices is effective in May 2007. METC has already arranged for services such as field operations, maintenance, construction work, inventory management and forestry work, which are currently provided by Consumers Energy under the Services Contract. We have nearly completed the process of hiring staff and procuring services to replace those provided under the Services Contract for control room operations and are contracting with qualified parties who can provide these services starting in May 2007.

Amended and Restated Purchase and Sale Agreement for Ancillary Services.   Since METC does not own any generating facilities, it must procure ancillary services from third party suppliers, such as Consumers Energy. Currently, under the Ancillary Services Agreement, METC pays Consumers Energy for providing certain generation-based services necessary to support the reliable operation of the bulk power grid, such as voltage support and generation capability and capacity to balance loads and generation. METC is not precluded from procuring these ancillary services from third party suppliers when available.

General and Administrative Expenses consist primarily of compensation and benefits costs for personnel in our finance, human resources, regulatory, information technology and legal organizations, and fees for professional services. Professional services are principally composed of outside legal, audit and information technology consulting.

We capitalize to property, plant and equipment certain general and administrative expenses such as compensation, office rent, utilities, and information technology support. These expenses are included in property, plant and equipment on our Consolidated Statements of Financial Position.

Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory and intangible assets.

Taxes other than Income Taxes consist primarily of property tax expenses. Additionally, Michigan Single Business Taxes and payroll taxes are recorded here.

Other items of income or expense

Interest Expense consists primarily of interest on long term debt at ITC Holdings, ITCTransmission and METC. Additionally, the amortization of debt financing expenses is recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and is a reduction to interest expense.

Allowance for Equity Funds Used During Construction (“AFUDC Equity”) is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a return on stockholders’ equity used for construction purposes in accordance with FERC regulations. Assuming all other factors are constant, if construction work in progress balances increase, the allowance amount capitalized will also increase. The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long-term debt) and the allowed return on equity for ITCTransmission (currently 13.88%) and METC (currently 13.38%).

Results of Operations

The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2004	(Decrease)	(Decrease)
(In thousands)

OPERATING REVENUES	$223,622	$205,274	$18,348	8.9%	$126,449	$78,825	62.3%
OPERATING EXPENSES
Operation and maintenance	35,441	48,310	(12,869)	(26.6)%	24,552	23,758	96.8%
General and administrative	40,632	25,198	15,434	61.3%	24,412	786	3.2%
Depreciation and amortization	40,156	33,197	6,959	21.0%	29,480	3,717	12.6%
Taxes other than income taxes	22,156	13,982	8,174	58.5%	20,840	(6,858)	(32.9)%
Termination of management agreements	—	6,725	(6,725)	(100.0)%	—	6,725	n/a
Gain on sale of assets	(842)	—	(842)	n/a	—	—	n/a

Total operating expenses	137,543	127,412	10,131	8.0%	99,284	28,128	28.3%
OPERATING INCOME	86,079	77,862	8,217	10.6%	27,165	50,697	186.6%
OTHER EXPENSES (INCOME)
Interest expense	42,049	28,128	13,921	49.5%	25,585	2,543	9.9%
Allowance for equity funds used during construction	(3,977)	(2,790)	(1,187)	42.5%	(1,691)	(1,099)	65.0%
Loss on extinguishment of debt	1,874	—	1,874	n/a	—	—	n/a
Other income	(2,348)	(1,700)	(648)	38.1%	(1,289)	(411)	31.9%
Other expense	1,629	615	1,014	164.9%	283	332	117.3%

Total other expenses (income)	39,227	24,253	14,974	61.7%	22,888	1,365	6.0%

INCOME BEFORE INCOME TAXES	46,852	53,609	(6,757)	(12.6)%	4,277	49,332	1153.4%
INCOME TAX PROVISION	13,658	18,938	(5,280)	(27.9)%	1,669	17,269	1034.7%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	33,194	34,671	(1,477)	(4.3)%	2,608	32,063	1229.4%
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	29	—	29	n/a	—	—	n/a

NET INCOME	$33,223	$34,671	$(1,448)	(4.2)%	$2,608	$32,063	1229.4%

Operating Revenues

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2006 and 2005:

						Percentage
	2006		2005		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)

Network	$206,514	92.4%	$176,588	86.0%	$29,926	16.9%
Point-to-point	7,012	3.1%	20,336	9.9%	(13,324)	(65.5)%
Scheduling, control and dispatch	8,274	3.7%	6,566	3.2%	1,708	26.0%
Other	1,822	0.8%	1,784	0.9%	38	2.1%

Total	$223,622	100%	$205,274	100%	$18,348	8.9%

Network revenue increased $10.3 million due to increases in ITCTransmission’s rate used for network revenues of $1.594 kW/month in January through May 2006 and $1.744 kW/month in June through December 2006 as compared to $1.587 kW/month in January through May 2005 and $1.594 kW/month in June through December 2005. In addition, network revenues increased $24.9 million due to the acquisition of METC in 2006. These increases were partially offset by a $5.2 million decrease due to a 3.0% decrease in ITCTransmission’s total monthly peak loads for the year ended December 31, 2006 as compared to the same period in 2005.

Point-to-point revenue decreased $6.6 million due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface, $2.9 million due to the elimination of the Sub-Regional Rate Adjustment in October 2005, $1.8 million due to a decrease in SECA revenues described in Note 5 to the Consolidated Financial Statements under “— Long Term Pricing,” and $0.7 million due to additional refunds recognized for redirected transmission service revenue as discussed in Note 5 to the Consolidated Financial Statements under “—Redirected Transmission Service.” In addition, a $4.2 million decrease resulted from reduced demand for long-term point-to-point reservations because of the emergence of the MISO energy market in 2005. These decreases were partially offset by an increase of $2.4 million due to the acquisition of METC in 2006.

Scheduling, control and dispatch revenue increased $1.7 million primarily due to revenues recognized at METC as a result of the acquisition of METC during 2006.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2005 and 2004:

						Percentage
	2005		2004		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)

Network	$176,588	86.0%	$114,082	90.2%	$62,506	54.8%
Point-to-point (2004 amounts are net of refundable amounts)	20,336	9.9%	4,248	3.3%	16,088	378.7%
Scheduling, control and dispatch	6,566	3.2%	6,146	4.9%	420	6.8%
Other	1,784	0.9%	1,973	1.6%	(189)	(9.6)%

Total	$205,274	100%	$126,449	100%	$78,825	62.3%

Network revenue increased by $57.3 million due to an increase in the rate used for network revenues under our rate freeze of $1.075 per kW/month in the year ended December 31, 2004 to $1.587 per kW/month in January through May 2005 and $1.594 per kW/month in June through December 2005, as a result of the end of the rate freeze on December 31, 2004. Revenues also increased by $5.5 million due to an increase of 4.8% in the total of the monthly peak loads for the year ended December 31, 2005.

Point-to-point revenue (net of refundable amounts) increased primarily because ITCTransmission was no longer required to refund point-to-point revenues earned in 2005, as was required for 75% of point-to-point revenues earned in 2004 by FERC orders authorizing the acquisition of ITCTransmission from DTE Energy. We recognized point-to-point refunds during the year ended December 31, 2004 of $12.7 million. The remaining increase was due to the elimination of the transmission rate discount in 2005 that had been effective during 2004 for transmission service at the Michigan-Ontario Independent Electric System Operator interface, which resulted in an increase of $3.4 million and additional transmission capacity reservations by generators in ITCTransmission’s service territory resulting from higher transmission capacity needs during the peak demand months of $2.6 million, partially offset by redirected transmission service refunds and reserves of $1.2 million.

Operating Expenses

Operation and maintenance expenses

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Operation and maintenance expenses decreased primarily due to the accelerated completion of a backlog of necessary, multi-year, planned activities in 2005 that helped improve the reliability of ITCTransmission’s transmission system. The acceleration of these multi-year maintenance initiatives in 2005 resulted in lower expenses in 2006. The decrease in planned maintenance activities at ITCTransmission was primarily due to decreases for system wide maintenance on transmission structures of $6.1 million, tower painting of $5.9 million and vegetation management of $5.0 million. Additionally, ITCTransmission maintenance expenses decreased by $2.5 million for transmission system equipment inspections, $1.6 million for equipment repairs, $1.4 million for training of contractors, $0.9 million for lower maintenance support costs such as tools, equipment rentals and supplies and $0.3 million due to the MPPA matter described under “Recent Developments — Michigan Public Power Agency Receivable and Revenues.” The decrease in maintenance expenses was partially offset by an increase of $0.9 million due to additional costs for transmission system monitoring and control at ITCTransmission. The net decrease in operating and maintenance expenses at ITCTransmission explained above was partially offset by the acquisition of METC in October 2006, which resulted in additional maintenance of $4.7 million primarily for vegetation management, equipment inspections, and transmission structure maintenance, $2.2 million for easement payments to Consumers Energy, $1.1 million for training of contractors, $0.4 million for ancillary services and $1.6 million for system monitoring and control.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Operation and maintenance expenses increased primarily due to the acceleration of multi-year, planned maintenance activities in 2005. The accelerated maintenance activities included increases in vegetation management of $5.4 million, tower painting of $4.1 million and system-wide maintenance on transmission structures of $4.9 million, primarily for repairs and restorations of transmission station buildings. Additionally, maintenance expenses increased by $2.5 million for training of contractors, $2.8 million for transmission system equipment inspections and $1.8 million for equipment repairs, as well as increases of $1.1 million in other maintenance activities. Operation and maintenance expenses also increased due to an accounts receivable reserve of $0.5 million, relating to the Michigan Public Power Agency Receivable and Revenue matter described under “— Recent Developments.” The remaining increases of $2.7 million resulted primarily from additional costs for monitoring and controlling the system. Partially offsetting the increases in operation and maintenance expenses was a $2.0 million decrease due to costs billed to ITCTransmission associated with Detroit Edison’s performance of maintenance and certain aspects of transmission operations through April 2004 that were not incurred in 2005.

General and administrative expenses

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

General and administrative expenses increased by $5.3 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of activities, $3.8 million due to higher professional advisory and consulting services, $2.6 million due to higher business expenses primarily for information technology support, contract labor and travel and $0.9 million due to higher insurance premiums, all of which include incremental costs incurred by METC subsequent to the acquisition. Expenses also increased by $1.5 million due to a reduction of general and administrative expenses capitalized to property, plant and equipment, $1.2 million due to expenses under the special bonus plans, $0.4 million due to costs associated with ITC Holdings’ transfer agent and compensation of our Board of Directors in 2006 as a result of our initial public offering in 2005 and $0.3 million due to stock compensation expense primarily from the July 2005 option awards and the August 2006 long-term incentive plan awards. In addition, general and administrative expenses increased by $0.5 million at the newly-formed ITC Grid Development subsidiary for salaries, benefits and general business expenses incurred in 2006 for which there were no amounts in 2005, that are not included in any of the amounts explained above. These increases were partially offset by a decrease in management expenses of $0.8 million due to the termination of certain management agreements in 2005 following ITC Holdings’ initial public offering of its common stock and a decrease in expenses of $0.6 million due to the Michigan Public Power Agency Receivable and Revenue matter described under “— Recent Developments.”

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

General and administrative expenses increased by $1.6 million due to greater compensation and benefits expense resulting from personnel additions, $1.1 million for consulting expenses for Sarbanes-Oxley readiness efforts relating to internal controls documentation and evaluation that were not incurred in 2004, $0.7 million for higher insurance premiums, $0.6 million related to higher stock compensation expense associated with July 2005 option awards and $0.5 million for compensation expense under the special bonus plans. Additionally, general and administrative expenses increased due to an accounts receivable reserve of $0.3 million, relating to the Michigan Public Power Agency Receivable and Revenue matter described under “— Recent Developments.” Partially offsetting these increases was a decrease of $1.6 million due to amounts capitalized to property, plant and equipment in 2005. No such amounts were capitalized for the first six months of 2004. We began to capitalize these expenses in July 2004 as we assumed exclusive management of our expanded construction program that had previously been administered in part by Detroit Edison. General and administrative expenses also decreased by $2.4 million due to losses incurred in 2004 related to our investment in Conjunction LLC. There was no impact from Conjunction LLC in 2005. Management expenses also decreased by $0.5 million, see “Recent Developments — Management Agreements.”

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2006 and 2005 at ITCTransmission compared to the prior year primarily due to a higher depreciable asset base resulting from property, plant and equipment additions during 2006, 2005 and 2004. Additionally, the acquisition of METC in 2006 resulted in an additional $3.3 million of depreciation expense recognized.

Taxes other than income taxes

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Taxes other than income taxes increased due to higher property tax expenses at ITCTransmission of $4.7 million primarily due to a $2.8 million reduction of property tax expense recorded in the third quarter of 2005 as described in Note 16 to the Consolidated Financial Statements and due to ITCTransmission’s 2005 capital additions, which are included in the assessments for 2006 personal property taxes. Additionally, METC incurred property tax expense of $1.5 million during 2006 subsequent to our acquisition of METC. Taxes other than income taxes also increased by $1.4 million due to higher Michigan Single Business Tax expenses and $0.5 million due to higher payroll taxes, partially attributable to the METC Acquisition.

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

Termination of management agreements

The termination of management agreements resulted in $6.7 million of expense for the year ended December 31, 2005. These payments are discussed under “Recent Developments — Management Agreements.”

Gain on asset sale

The gain on sale of assets in 2006 relates to assets sold to the MPPA as described under “Recent Developments — Michigan Public Power Agency Receivable and Revenues.”

Other expenses (income)

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Interest expense increased primarily due to higher borrowing levels to finance our capital expenditures and to finance the acquisition of METC.

Allowance for equity funds used during construction increased due to increased construction projects and the resulting higher construction work in progress balances during 2006 compared to 2005.

The loss on extinguishment of debt in 2006 resulted from the breakage costs incurred to redeem MTH’s $90.0 million Senior Secured Notes in November 2006.

Other income increased primarily due to higher interest income at ITC Holdings, resulting from excess cash on hand during the redemption notice period for the redemption of MTH’s $90.0 million Senior Secured Notes.

Other expense increased as result of $1.1 million incurred at ITC Holdings in 2006 relating to commitment fees paid for a bridge financing facility that secured financing for the acquisition of METC. The bridge facility was not drawn upon.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Interest expense increased primarily due to higher borrowing levels and higher interest rates under our revolving credit facilities to finance capital expenditures.

Allowance for equity funds used during construction increased due to increased construction projects and the resulting higher construction work in progress balances during 2005 compared to 2004.

Other income increased primarily due to additional gains recognized associated with the sale of land of $0.4 million and additional interest income of $0.5 million. Partially offsetting these increases was a decrease due to gains recognized upon the application of the equity method accounting for Conjunction LLC in 2004. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

Income Tax Provision

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Our income tax provision recognized for the year ended December 31, 2006 differed significantly from our 35% statutory federal income tax rate due to our accounting for the tax effects of the allowance for AFUDC Equity. We recognized a $2.9 million reduction in income tax expense due to the recognition of a regulatory asset, refer to Note 9 to the Consolidated Financial Statements included herein for further discussion. This accounting treatment was not applicable in the year ended December 31, 2005 or 2004.

Liquidity and Capital Resources

We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit facilities, subject to certain conditions. In addition, we may secure additional funding in the financial markets. We expect that our capital requirements will arise principally from our need to:

•	Fund capital expenditures. We made investments in property, plant and equipment of $171.5 million and $7.0 million for the year ended December 31, 2006 at ITCTransmission and METC, respectively, which excludes the amount for METC prior to its acquisition. We expect the total level of investment to be approximately $215.0 million in 2007. Our plans with regard to property, plant and equipment investments are described in detail above under “— Overview” and “— Trends and Seasonality.”

•	Fund working capital requirements.

•	Fund our debt service requirements. During the year ended December 31, 2006, we paid $40.0 million of interest expense and expect the level of borrowings during 2007 to be at least at the December 31, 2006 level and expect interest expense to increase in 2007 compared to 2006.

•	Fund distributions to holders of our common stock. During 2006, we paid dividends of $38.3 million. Our board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

•	Fund contributions to our retirement plans. In 2006, we funded $1.8 million to our pension retirement plan and we funded $3.6 million to our supplemental pension retirement benefit plans. We expect the level of funding in 2007 to be higher than the 2006 amounts.

•	Fund the pending acquisition of transmission assets of IP&L and any other future transactions.

•	Fund business development expenses, consisting primarily of forecasted expenses of $3.0 million at ITC Grid Development and ITC Great Plains in 2007.

•	Fund the anticipated payment of $20.0 million as a result of the pending METC rate case settlement.

We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our existing revolving credit facilities as needed to meet our short-term cash requirements. As of December 31, 2006, we had consolidated indebtedness under our revolving credit facilities of $26.5 million, with unused capacity of $133.5 million. Refer to Note 7 to the Consolidated Financial Statements for a description of outstanding debt instruments, including our revolving credit facilities.

ITC Holdings has received a commitment letter, dated March 1, 2007, from JPMorgan Chase Bank, N.A. (“JPMCB”) and J.P. Morgan Securities Inc. (“JPMorgan”) to structure, arrange and syndicate a five-year senior unsecured revolving credit facility for ITC Holdings in an aggregate amount of up to $125 million. In addition ITCTransmission and METC have received a commitment letter, dated March 1, 2007, from JPMCB and JPMorgan to structure, arrange and syndicate a combined five-year senior unsecured revolving credit facility for ITCTransmission and METC in an aggregate amount of up to $140 million. The $140 million facility will contain an $80 million sublimit for ITCTransmission and a $60 million sublimit for METC that will initially be available for up to $35 million. The additional capacity for METC of $25 million will become available once METC has received a final order from FERC on its current rate case and any rehearing or appeal periods are exhausted. JPMCV has committed to provide a portion of the credit facilities and to serve as administrative agent. Concurrent with the closing of the new facilities, which is expected at the end of the first quarter, ITC Holdings’, ITCTransmission’s and METC’s existing credit facilities will be terminated.

For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.

In December 2006, we repaid $28.1 million of outstanding principal and interest obligations to Independent Power Producers (“IPPs”) for contributions made to METC by the IPPs that were attributable to METC’s network upgrades.

On October 10, 2006, ITC Holdings completed an equity offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-135137). ITC Holdings sold 6,580,987 newly-issued common shares through the offering, which resulted in proceeds of $200.5 million (net of underwriting discount of $9.5 million and before issuance costs). Proceeds from this offering were used to partially finance the METC Acquisition. Additionally, the former indirect owners of the MTH partnership interests received 2,195,045 shares of our common stock valued at $72.5 million.

On October 10, 2006, ITC Holdings issued $255.0 million 5.875% Senior Notes due September 30, 2016 and $255.0 million 6.375% Senior Notes due September 30, 2036. Proceeds from these issuances were used to partially finance the METC Acquisition. In November 2006, MTH received an equity contribution from ITC Holdings and redeemed $90.0 million of MTH Senior Secured Notes.

On March 28, 2006, ITCTransmission issued $100.0 million of its 6.125% First Mortgage Bonds, Series C, due March 31, 2036 as described in Note 7 to the Consolidated Financial Statements.

In July 2005, we received proceeds of $53.9 million (net of the underwriting discount and before issuance costs) from the initial public offering of our common stock, which were used in part to pay off the borrowings under the ITC Holdings revolving credit facility of $21.8 million in August 2005 and to pay costs related to the initial public offering of $7.1 million with the remainder used for general corporate purposes.

We do not expect the acquisition of MTH and METC or the pending acquisition of transmission assets of IP&L to negatively impact our liquidity or available capital resources.

Credit Ratings

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services	Service, Inc.

ITC Holdings	Senior Notes	BBB−	Baa3
ITCTransmission	First Mortgage Bonds	BBB+	A3
METC	Senior Secured Notes	BBB	A3

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

Covenants

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit facilities containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	make capital expenditures at METC prior to the final determination of METC’s rate case, other than capital expenditures that METC reasonably believes are necessary to comply with its responsibilities as a regulated transmission company;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	create or acquire subsidiaries; and

•	pay dividends or make distributions on ITC Holdings and ITCTransmission’s capital stock or METC’s member’s capital.

We are currently in compliance with all debt covenants.

Refer to Note 7 to the Consolidated Financial Statements for a description of our indebtedness.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,223	$34,671	$2,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,156	33,197	29,480
Deferred income taxes	17,292	17,473	1,435
Other	(1,693)	1,217	2,485
Changes in current assets and liabilities	(27,110)	(24,884)	13,638

Net cash provided by operating activities	61,868	61,674	49,646
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(167,496)	(118,586)	(76,779)
Acquisition of MTH and METC, net of cash acquired	(495,645)	—	—
Other	1,697	5,650	308

Net cash used in investing activities	(661,444)	(112,936)	(76,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing/repayment of long-term debt	486,086	(46)	46
Net borrowings under revolving credit facilities	(49,800)	33,800	32,500
Dividends on common stock	(38,307)	(17,433)	—
Debt issuance costs	(6,969)	(842)	(806)
Issuance/repurchase of common stock-net	201,213	53,383	1,020
Common stock issuance costs	(2,321)	(7,083)	—
Interest rate lock settlement	(1,491)	—	—

Net cash provided by financing activities	588,411	61,779	32,760

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,165)	10,517	5,935
CASH AND CASH EQUIVALENTS — Beginning of period	24,591	14,074	8,139

CASH AND CASH EQUIVALENTS — End of period	$13,426	$24,591	$14,074

Cash Flows From Operating Activities

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Operating cash flows were consistent year over year, with various offsetting factors. Increases in operating cash flows were due to higher network revenues of $29.9 million primarily as a result of the acquisition of METC, lower operation and maintenance expenses in 2006 of $12.9 million, lower point-to-point revenue refunds of $12.3 million and the amounts paid in 2005 for termination of management agreements of $6.7 million. This was offset by lower point-to-point revenues of $13.3 million, higher interest payments of $15.4 million due to additional debt outstanding during 2006, higher general and administrative expenses of $15.4 million in 2006 and amounts paid in 2006 relating to the 2005 accelerated maintenance program.

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

Cash Flows From Investing Activities

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The increase in cash used in investing activities was primarily due to the acquisition of METC in 2006 and higher expenditures for property, plant and equipment.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

The increase in cash used in investing activities was primarily due to higher expenditures for property, plant and equipment in 2005.

Cash Flows From Financing Activities

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The increase was due primarily to proceeds from the issuance of $510.0 million of ITC Holdings Senior Notes and proceeds from an offering of common shares of $200.5 million to finance the METC Acquisition.

Additionally, ITCTransmission issued $100.0 million of First Mortgage Bonds to finance investments in property, plant and equipment.

These increases were partially offset by the redemption of $90.0 million of MTH Senior Secured Notes, the repayment of amounts borrowed under our revolving credit facilities, the repayment of $28.1 million of outstanding principal and interest obligations to IPPs and higher dividend payments during 2006.

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

Contractual Obligations

The following table details our contractual obligations as of December 31, 2006:

		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt:
ITC Holdings Senior Notes	$777,000	$—	$—	$—	$777,000
ITCTransmission First Mortgage Bonds	285,000	—	—	—	285,000
ITCTransmission revolving credit facility	12,500	—	12,500	—	—
METC Senior Secured Notes	175,000	—	—	—	175,000
METC revolving credit facility	14,000	—	14,000	—	—
Interest payments:
ITC Holdings Senior Notes	721,688	45,255	135,765	90,510	450,158
ITCTransmission First Mortgage Bonds	233,033	14,358	43,073	28,715	146,887
METC Senior Secured Notes	90,115	10,063	30,188	20,125	29,739
Operating leases	1,619	1,165	454	—	—
Deferred payables	3,666	1,222	2,444	—	—
Purchase obligations	28,408	28,408	—	—	—
METC Easement Agreement	430,000	10,000	30,000	20,000	370,000

Total obligations	$2,772,029	$110,471	$268,424	$159,350	$2,233,784

Interest payments included above relate to our fixed-rate long-term debt. We also expect to pay interest and commitment fees under our variable-rate revolving credit facilities that have not been included above due to varying amounts of borrowings and interest rates under the facilities.

Pursuant to the terms of the SLA, deferred payables were recorded for operation and maintenance expenses incurred by ITCTransmission under the SLA during the period from February 28, 2003 through December 31, 2003 to the extent these expenses exceeded $15.9 million. The deferred payables were recognized as expense but payment was deferred as a long-term payable and subsequently paid to Detroit Edison in five equal annual installments of $1.2 million, which began on June 30, 2005. The current amounts are recorded in other current liabilities and non-current amounts are recorded in other liabilities.

Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2006, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.

The Easement Agreement provides METC with an easement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. The cost for use of the rights-of-way is $10.0 million per year. The term of the Easement Agreement runs through 2050 and is subject to 10 automatic 50-year renewals thereafter. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expense.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and/or that require management’s most difficult, subjective or complex judgments.

Regulation

Nearly all of ITCTransmission’s and METC’s business is subject to regulation by the FERC. As a result, we believe it is appropriate to apply accounting principles in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Use of SFAS 71 results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of SFAS 71. If we were to discontinue the application of SFAS 71 on ITCTransmission’s and METC’s operations, we may be required to record losses of $91.4 million relating to the regulatory asset-acquisition adjustment, $58.4 million of intangible assets associated with the METC Intangible ADIT Deferral and the METC Intangible Regulatory Deferral, $15.4 million relating for the METC Regulatory Deferral, $4.2 million of other regulatory assets relating to deferred losses on debt extinguishment, $4.5 million of allowance for equity funds used during construction and $2.1 million of pension and postretirement expenses at December 31, 2006. Additionally, we may be required to record gains of $138.7 million relating to asset removal costs recorded as regulatory liabilities at December 31, 2006, that have been accrued in advance of incurring these costs.

We believe that currently available facts support the continued applicability of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.

Revenue Recognition under Forward-Looking Attachment O

Beginning January 1, 2007, under Forward-Looking Attachment O, ITCTransmission and METC recover expenses and earn a return on and recover investments in transmission on a current rather than a lagging basis. Under the Forward-Looking Attachment O formula, ITCTransmission and METC will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems from January 1 to December 31 of that year. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed revenues for each year.

The true-up mechanism meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using Forward-Looking Attachment O. Beginning January 1, 2007, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of Forward-Looking Attachment O.

ITCTransmission’s Attachment O Revenue Deferral

ITCTransmission’s revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at December 31, 2005 was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in accordance with SFAS 71 or EITF 92-7. SFAS 71 provides that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for rate-making purposes. Although the amortization of the revenue deferral is an allowable component of future rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. EITF 92-7 provides that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral does not satisfy the criteria of EITF 92-7 to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We believe the proper revenue recognition relating to the revenue deferral occurs when we charge the rate that includes the amortization of the revenue deferral, which began in June 2006.

Purchase Accounting

We accounted for our acquisition of all of the indirect ownership interests in METC using the purchase method, prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS 141”). Estimates have been made in valuing certain assets and liabilities in the balance sheet. Management makes assumptions of fair value based upon historical experience and other information obtained. Assumptions may be incomplete, and unanticipated events and circumstances may occur which may affect the validity of such assumptions, estimates, or actual results. The estimated value of assets and liabilities acquired are preliminary as of December 31, 2006. We expect to obtain information necessary to finalize the values during 2007.

Our acquisition of ITCTransmission was also accounted for using the purchase method. The provisions of our acquisition of ITCTransmission from DTE Energy required an adjustment to the acquisition price of $610.0 million based on the closing balance sheet at February 28, 2003 prepared by DTE Energy. Subsequent to February 28, 2003 and through 2005, ITC Holdings and DTE Energy negotiated adjustments to the purchase price relating to the acquisition for various property, plant and equipment, inventory, and other closing balance sheet items related to our acquisition of ITCTransmission. We do not expect any further adjustments to the purchase price.

Both ITCTransmission and METC are regulated utilities; therefore, in accordance with SFAS 71, the fair value of the majority of the assets and liabilities did not change significantly as a result of applying purchase accounting. As discussed below under “— Goodwill,” a significant amount of goodwill resulted from these acquisitions, which will require impairment testing on at least an annual basis.

Contingent Obligations

We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax, and other risks. We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our financial statements. These events or conditions include the following:

•	Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes, and other environmental matters.

•	Changes in existing income tax regulations or changes in Internal Revenue Service interpretations of existing regulations.

•	Identification and evaluation of potential lawsuits or complaints in which we may be or have been named as a defendant.

•	Resolution or progression of existing matters through the legislative process, the courts, the Internal Revenue Service, or the Environmental Protection Agency.

Goodwill

We have goodwill resulting from our acquisitions of METC and ITCTransmission. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios and also considered estimates of market-based valuation multiples for companies within METC’s and ITCTransmission’s peer group. The market-based multiples involve judgment regarding the appropriate peer group and the appropriate multiple to apply in the valuation and the cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of METC’s or ITCTransmission’s goodwill, which would adversely impact earnings. As of December 31, 2006, consolidated goodwill totaled $624.4 million and we determined that no impairment existed at ITCTransmission as of our goodwill impairment testing date of October 1, 2006. METC will also use an October 1 impairment testing date beginning October 1, 2007. There were no events that occurred subsequent to METC’s acquisition on October 10, 2006 that required us to assess METC’s goodwill for impairment.

Valuation of Share-Based Payment

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included in this report on Form 10-K at Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

ITCTransmission and METC have commodity price risk arising from market price fluctuations for materials such as copper, aluminum, steel, oil and gas and other goods used in construction and maintenance activities. Higher costs of these materials are passed on to ITCTransmission and METC by the contractors for these activities. These items affect only cash flows, as the amounts are included as components of revenue requirement under Attachment O.

Interest Rate Risk

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long term debt, excluding revolving credit facilities, was $1,220.8 million at December 31, 2006. The total book value of our consolidated long term debt, excluding revolving credit facilities, was $1,235.8 million at December 31, 2006. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit facilities, at December 31, 2006. An increase in interest rates of 10% at December 31, 2006 would decrease the fair value of debt by $59.6 million, and a decrease in interest rates of 10% at December 31, 2006 would increase the fair value of debt by $65.0 million.

Revolving Credit Facilities

At December 31, 2006, ITCTransmission and METC had $12.5 million and $14.0 million outstanding, respectively, under their revolving credit facilities which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITCTransmission’s and METC’s short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.2 million for an annual period on a constant borrowing level of $26.5 million.

Credit Risk

Our credit risk is primarily with Detroit Edison and Consumers Energy, which were responsible for approximately 78% and 9% of our consolidated total operating revenues for 2006. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the cost of transmission services provided by ITCTransmission and METC in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. However, any financial difficulties experienced by Detroit Edison or Consumers Energy may affect their ability to make payments for transmission service to ITCTransmission and METC which could negatively impact our business. MISO, as ITCTransmission’s and METC’s billing agent, bills Detroit Edison, Consumers Energy and other customers on a monthly basis and collects fees for the use of ITCTransmission’s and METC’s transmission system. MISO has implemented strict credit policies for its members, which include customers using ITCTransmission’s and METC’s transmission system. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedules are included herein:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable, not absolute, assurance as to the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Deloitte & Touche LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ITC Holdings. Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 8, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted, effective December 31, 2006, Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
March 8, 2007

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$13,426	$24,591
Restricted cash	4,565	—
Accounts receivable	35,325	19,661
Inventory	25,408	19,431
Deferred income taxes	21,023	6,732
Other	9,926	2,188

Total current assets	109,673	72,603
Property, plant and equipment (net of accumulated depreciation and amortization of $608,956 and $414,852, respectively)	1,197,862	603,609
Other assets
Goodwill	624,385	174,256
Intangible assets	58,407	—
Regulatory assets- acquisition adjustment	91,443	52,017
Other regulatory assets	26,183	6,120
Deferred financing fees (net of accumulated amortization of $4,817 and $2,564, respectively)	14,490	5,629
Other	6,354	2,405

Total other assets	821,262	240,427

TOTAL ASSETS	$2,128,797	$916,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,295	$27,618
Accrued payroll	5,192	3,889
Accrued interest	18,915	10,485
Accrued taxes	14,152	7,378
METC rate case accrued liability	20,000	—
Other	8,012	3,288

Total current liabilities	99,566	52,658
Accrued pension liability	7,782	5,168
Accrued postretirement liability	3,268	2,299
Deferred income taxes	75,730	21,334
Regulatory liabilities	138,726	45,644
Asset retirement obligation	5,346	4,725
Other	3,857	4,195
Long-term debt	1,262,278	517,315
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 42,395,760 and 33,228,638 shares issued and outstanding at December 31, 2006 and 2005, respectively	526,485	251,681
Retained earnings	6,714	11,792
Accumulated other comprehensive loss	(955)	(172)

Total stockholders’ equity	532,244	263,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,128,797	$916,639

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
(In thousands, except share and per share data)

OPERATING REVENUES	$223,622	$205,274	$126,449
OPERATING EXPENSES
Operation and maintenance	35,441	48,310	24,552
General and administrative	40,632	25,198	24,412
Depreciation and amortization	40,156	33,197	29,480
Taxes other than income taxes	22,156	13,982	20,840
Termination of management agreements	—	6,725	—
Gain on sale of assets	(842)	—	—

Total operating expenses	137,543	127,412	99,284
OPERATING INCOME	86,079	77,862	27,165
OTHER EXPENSES (INCOME)
Interest expense	42,049	28,128	25,585
Allowance for equity funds used during construction	(3,977)	(2,790)	(1,691)
Loss on extinguishment of debt	1,874	—	—
Other income	(2,348)	(1,700)	(1,289)
Other expense	1,629	615	283

Total other expenses (income)	39,227	24,253	22,888

INCOME BEFORE INCOME TAXES	46,852	53,609	4,277
INCOME TAX PROVISION	13,658	18,938	1,669

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	33,194	34,671	2,608
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16) (NOTE 3)	29	—	—

NET INCOME	$33,223	$34,671	$2,608

Basic earnings per share	$0.95	$1.10	$0.09
Diluted earnings per share	$0.92	$1.06	$0.08
Weighted-average basic shares	35,048,049	31,455,065	30,183,886
Weighted-average diluted shares	36,236,944	32,729,842	30,899,548
Dividends declared per common share	$1.075	$0.525	$—

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Retained	Accumulated
			Earnings	Other	Total
	Common Stock		(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Deficit)	Loss	Equity	Income
(In thousands, except share data)

BALANCE, JANUARY 1, 2004	30,457,037	$199,300	$(8,054)	$—	$191,246
Net income	—	—	2,608	—	2,608	$2,608
Issuance of common stock	155,065	1,020	—	—	1,020	—
Issuance of restricted stock	70,481	—	—	—	—	—
Forfeiture of restricted stock	(3,343)	—	—	—	—	—
Amortization of restricted stock, net of forfeitures	—	744	—	—	744	—
Amortization of stock options, net of forfeitures	—	750	—	—	750	—
Excess tax deductions for stock compensation	—	234	—	—	234	—

Comprehensive income	—	—	—	—	—	$2,608

BALANCE, DECEMBER 31, 2004	30,679,240	$202,048	$(5,446)	$—	$196,602
Net income	—	—	34,671	—	34,671	$34,671
Issuance of common stock	2,500,000	53,905	—	—	53,905	—
Repurchase and retirement of common stock	(28,732)	(804)	—	—	(804)	—
Common stock issuance costs	—	(7,083)	—	—	(7,083)	—
Stock option exercises	37,649	282	—	—	282	—
Dividends declared on common stock	—	—	(17,433)	—	(17,433)	—
Issuance of restricted stock	50,502	—	—	—	—	—
Forfeiture of restricted stock	(10,021)	—	—	—	—	—
Amortization of restricted stock, net of forfeitures	—	643	—	—	643	—
Amortization of stock options, net of forfeitures	—	1,631	—	—	1,631	—
Excess tax deductions for stock compensation	—	1,059	—	—	1,059	—
Minimum pension liability adjustment, net of tax $92	—	—	—	(172)	(172)	(172)

Comprehensive income	—	—	—	—	—	$34,499

BALANCE, DECEMBER 31, 2005	33,228,638	$251,681	$11,792	$(172)	$263,301
Net income	—	—	33,223	—	33,223	33,223
Issuance of common stock	6,580,987	200,549	—	—	200,549	—
Issuance of common stock in MTH and METC Acquisition	2,195,045	72,458	—	—	72,458	—
Repurchase and retirement of common stock	(30,605)	(1,040)	—	—	(1,040)	—
Common stock issuance costs	—	(2,364)	—	—	(2,364)	—
Dividends declared on common stock	—	—	(38,307)	—	(38,307)	—
Stock option exercises	191,685	1,704	—	—	1,704	—
Issuance of restricted stock	236,160	—	—	—	—	—
Forfeiture of restricted stock	(6,150)	—	6	—	6	—
Amortization of restricted stock, net of forfeitures	—	1,388	—	—	1,388	—
Amortization of stock options, net of forfeitures	—	2,109	—	—	2,109	—
Settlement of interest rate lock cash flow hedges, net of tax $522	—	—	—	(969)	(969)	(969)
Amortization of interest rate lock cash flow hedges, net of tax $8	—	—	—	14	14	14
Minimum pension liability adjustment, net of tax $174, Note 11	—	—	—	(322)	(322)	(322)

Comprehensive income	—	—	—	—	—	$31,946

Reclassify the accumulated minimum pension liability adjustment to other regulatory assets, net of tax $266, Note 5 and 11	—	—	—	494	494

BALANCE, DECEMBER 31, 2006	42,395,760	$526,485	$6,714	$(955)	$532,244

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,223	$34,671	$2,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,156	33,197	29,480
Amortization of deferred financing fees and debt discount	1,400	1,401	1,094
Stock-based compensation expense	3,006	1,801	1,262
Gain on sale of assets	(842)	—	—
Loss on extinguishment of debt	1,874	—	—
Deferred income taxes	17,292	17,473	1,435
Other long-term liabilities	3,245	(1,675)	144
Amortization of regulatory assets	1,933	1,933	1,933
Other regulatory assets	(6,396)	—	—
Allowance for equity funds used during construction	(3,977)	(2,790)	(1,691)
Other	(1,936)	547	(257)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 2)	(27,110)	(24,884)	13,638

Net cash provided by operating activities	61,868	61,674	49,646
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(167,496)	(118,586)	(76,779)
Insurance proceeds on property, plant and equipment	—	4,900	—
Acquisition of MTH and METC, net of cash acquired	(484,189)	—	—
Acquisition-related transaction costs	(11,456)	—	—
Other	1,697	750	308

Net cash used in investing activities	(661,444)	(112,936)	(76,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	609,627	—	46
Repayment of long-term debt	(123,541)	(46)	—
Borrowings under revolving credit facilities	128,400	74,300	54,500
Repayments of revolving credit facilities	(178,200)	(40,500)	(22,000)
Issuance of common stock	202,253	54,187	1,020
Common stock issuance costs	(2,321)	(7,083)	—
Dividends on common stock	(38,307)	(17,433)	—
Repurchase and retirement of common stock	(1,040)	(804)	—
Debt issuance costs	(6,969)	(842)	(806)
Interest rate lock settlement	(1,491)	—	—

Net cash provided by financing activities	588,411	61,779	32,760

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,165)	10,517	5,935
CASH AND CASH EQUIVALENTS — Beginning of period	24,591	14,074	8,139

CASH AND CASH EQUIVALENTS — End of period	$13,426	$24,591	$14,074

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Organization — ITC Holdings Corp. (“ITC Holdings”, and together with its subsidiaries, “we,” “our,” “us” or the “Company”) was incorporated for the purpose of acquiring International Transmission Company (“ITCTransmission”) from DTE Energy Company (“DTE Energy”). Following the approval of the transaction by the Federal Energy Regulatory Commission (the “FERC”), ITC Holdings acquired the outstanding ownership interests of ITCTransmission (the “ITCTransmission Acquisition”).

On October 10, 2006, ITC Holdings acquired an indirect ownership of all the partnership interests in Michigan Transco Holdings, Limited Partnership (“MTH”), the sole member of Michigan Electric Transmission Company, LLC (“METC”). The acquisition is referred to as the “METC Acquisition.”

ITCTransmission and METC are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s lower peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points. The Midwest Independent Transmission System Operator (“MISO”) bills and collects revenues from ITCTransmission’s and METC’s customers at FERC-approved rates.

ITC Grid Development, LLC and ITC Great Plains, LLC Company — In July 2006, ITC Holdings formed two new subsidiaries — ITC Grid Development, LLC and ITC Great Plains, LLC (“ITC Grid Development” and “ITC Great Plains,” respectively). As an extension of our existing strategy, ITC Grid Development was formed to focus on bringing improvements to the U.S. electricity transmission infrastructure by partnering with entities in regions where we believe significant investment is needed to improve reliability and address local energy needs. ITC Great Plains, which has opened an office in Topeka, Kansas, was formed to focus on opportunities for transmission investment in Kansas and the Great Plains region. In Kansas, and in other states or regions where we may engage in operations through our two new subsidiaries, we expect to partner with local experts, such as firms that specialize in design and engineering, and other entities in order to achieve our objectives of enhancing the U.S. transmission grid and providing the framework for lower electric energy costs. These subsidiaries are working to identify and are expected to eventually undertake projects consisting of upgrades to existing electricity transmission systems as well as the construction of new electricity transmission systems or portions of systems. We expect to pursue only development opportunities that are consistent with ITCTransmission’s and METC’s business model, such as those that are anticipated to result in the creation of a FERC-regulated entity using formula-based rates.

Public Offerings of ITC Holdings Common Stock — On July 29, 2005, ITC Holdings completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-123657). ITC Holdings sold 2,500,000 newly-issued common shares through the offering, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount of $3.6 million and before issuance costs). ITC Holdings paid $7.1 million for professional services and other costs in connection with the initial public offering which were recorded as a reduction in stockholders’ equity. International Transmission Holdings Limited Partnership, (“IT Holdings Partnership”), our largest shareholder at the time, sold 11,875,000 common shares through the offering, from which ITC Holdings received no proceeds.

On October 10, 2006, ITC Holdings completed an equity offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-135137). ITC Holdings sold 6,580,987 newly-issued common shares through the offering, which resulted in proceeds of $200.5 million (net of underwriting discount of $9.5 million and before issuance costs). ITC Holdings incurred $2.4 million for professional services and other costs in connection with the public offering which were recorded as a reduction in stockholders’ equity. The proceeds from this offering were used to partially finance the METC

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition. IT Holdings Partnership sold 6,356,513 shares of common shares through the offering, from which sale ITC Holdings received no proceeds.

In February 2007, IT Holdings Partnership sold or distributed its remaining 11,390,054 common shares common shares through a secondary offering of 8,149,534 common shares and through distributions of 3,240,520 to its general and limited partners, from which ITC Holdings received no proceeds. ITC Holdings incurred estimated offering costs of $0.7 million relating to this transaction, which was recorded to other expense in the first quarter of 2007.

These offerings were approved by the FERC under Section 203 of the Federal Power Act on May 5, 2005 in Docket Nos. EC05-65 and EL05-94. The FERC also authorized us to complete further public offerings of ITC Holdings’ common stock, so long as such offerings occur before May 5, 2007.

2.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the major accounting policies followed in the preparation of the accompanying consolidated financial statements, which conform to accounting principles generally accepted in the United States of America (“GAAP”), is presented below:

Principles of Consolidation — ITC Holdings consolidates its majority owned subsidiaries, which consist of ITCTransmission, METC, MTH, ITC Grid Development, ITC Great Plains, ITC Midwest LLC (“ITC Midwest”), ITC Equipment LLC, New York Transmission Holdings Corporation (“NYTHC”) and all other entities acquired in the METC Acquisition, some of which have federal income tax net operating loss carryforwards (“NOLs”) as of December 31, 2006. We eliminate all intercompany balances and transactions.

Use of Estimates — The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Regulation — ITCTransmission and METC are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The electricity transmission operations of ITCTransmission and METC meet the criteria of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting standard recognizes the cost-based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities for transactions that would have been treated as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.

Cash and Cash Equivalents — We consider all unrestricted highly liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash — Restricted cash reflects amounts held on deposit with one of METC’s insurance providers pursuant to a transmission poles, towers and lines risk finance program. As of December 31, 2006 we have recorded $4.6 million as restricted cash on our Consolidated Statement of Financial Position.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows — The following table presents certain cash flows for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
(In thousands)

Changes in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$996	$(4,046)	$322
Inventory	(3,431)	(5,646)	(5,739)
Other current assets	(4,834)	(1,235)	(75)
Accounts payable	(17,938)	1,766	12,387
Point-to-point revenue due to customers	(631)	(12,903)	2,996
Accrued interest	4,112	191	96
Accrued taxes	2,130	(5,453)	6,922
Other current liabilities	(7,514)	2,442	(3,271)

Total changes in current assets and liabilities	$(27,110)	$(24,884)	$13,638

Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$40,038	$24,603	$22,403
Federal income taxes paid	561	180	—
Supplementary noncash investing and financing activities:
Conversion of restricted stock to ITC Holdings’ common stock	$926	$885	$943
Additions to property, plant and equipment(a)	33,282	14,280	20,178
Allowance for equity funds used during construction	3,977	2,790	1,691
ITC Holdings common stock issued in MTH and METC acquisition	72,458	—	—
Assumption of MTH and METC debt and other long term interest bearing obligations	307,749	—	—
ITCTransmission purchase price adjustment resulting in increased (decreased) property, plant and equipment	—	1,783	(1,431)

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2006, 2005 or 2004, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2006, we did not have an accounts receivable reserve. As of December 31, 2005 we had reserved $0.8 million of receivables from the Michigan Public Power Agency (the “MPPA”), refer to Note 16 “— Michigan Public Power Agency Receivable and Revenues.”

Inventories — Materials and supplies inventories are valued at average cost.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:

ITCTransmission and METC — Property, plant and equipment, is stated at its original cost when first placed in service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our regulated subsidiaries included in our consolidated statements of operations was 3.1%, 3.2% and 3.1% for 2006, 2005 and 2004, respectively. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 36 to 75 years. Depreciation and amortization expense relating to our regulated subsidiaries’ property, plant and equipment was $40.1 million, $30.2 million and $26.4 million for 2006, 2005 and 2004, respectively. The portion of depreciation expense related to asset removal costs that are not legal obligations is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. ITCTransmission and METC capitalizes an allowance for the cost of equity and borrowings used during construction in accordance with FERC regulations. The allowance for the cost of borrowed funds used during construction of $1.0 million, $0.7 million and $0.4 million for 2006, 2005 and 2004, respectively, was a reduction to interest expense. The allowance for the cost of equity funds used during construction (“AFUDC Equity”) of $4.0 million, $2.8 million and $1.7 million for 2006, 2005 and 2004, respectively, is included in other income.

ITC Holdings and non-regulated subsidiaries — Property, plant and equipment, is stated at its acquired cost. Salvage proceeds less the net book value of assets disposed of is recognized as a gain or loss on disposal. Depreciation is computed based on the acquired cost less expected residual value over the estimated useful lives of the assets on a straight-line method. Depreciation and amortization expense relating to this property, plant and equipment was less than $0.1 million for 2006. There was no property, plant and equipment owned by ITC Holdings or its non-regulated subsidiaries in 2005 or 2004.

Software Costs — We capitalize the costs associated with computer software we develop or obtain for use in our business which is included in property, plant and equipment. We amortize computer software costs on a straight-line basis over the expected period of benefit once the installed software is ready for its intended use.

Impairment of Long-Lived Assets — Other than for goodwill and intangible assets, long-lived assets that we own are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value.

Goodwill and Intangible Assets — We comply with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios and also considered estimates of market-based valuation multiples for companies within the peer group of the subsidiary that has goodwill recorded. This accounting standard requires that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We completed our annual goodwill impairment test for ITCTransmission as of October 1, 2006

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and determined that no impairment exists. METC will also use an October 1 impairment testing date beginning October 1, 2007. There were no events that occurred subsequent to the METC Acquisition on October 10, 2006 that required us to assess the goodwill related to the METC Acquisition for impairment. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 5 “— Regulatory Matters.”

Deferred Financing Fees — The costs related to the issuance of long-term debt are deferred and amortized over the life of the debt issue. In accordance with FERC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing at ITCTransmission and/or METC are amortized over the remainder of the original life of the issue retired, and the unamortized amounts are classified as other regulatory assets. ITC Holdings and its non FERC regulated subsidiaries unamortized discount, premium and issuance cost expense related to debt redeemed with a refinancing are recorded as expense. Amortization of deferred financing fees for 2006, 2005 and 2004 of $1.3 million, $1.3 million and $1.0 million, respectively, was recorded in interest expense.

Asset Retirement Obligations — We comply with Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”). FIN 47 defines the term conditional asset retirement obligation as used in SFAS 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We have identified conditional asset retirement obligations associated primarily with the removal of chemically treated wood poles, equipment containing polychlorinated biphenyls (“PCBs”), and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. We apply Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, (“SFAS 71”) to our regulated operations and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under FIN 47. There were no significant changes to our asset retirement obligations during 2006, other than the additional amounts recorded as a result of the acquisition of METC of $0.9 million as of December 31, 2006.

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

Revenues — Revenues from transmission of electricity are recognized as services are provided. ITCTransmission’s and METC’s revenues consist primarily of network revenues, which are calculated monthly by multiplying:

1) the peak network load achieved during any one hour each month by

2) the appropriate monthly tariff rate as calculated under the MISO rate setting mechanism (“Attachment O”) by

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3) the number of days in that month divided by the number of days in the year by

4) twelve.

We record a reserve for revenue subject to refund when such refund is probable and can be reasonably estimated. The reserve is recorded as a reduction to operating revenues.

Beginning January 1, 2007, under Forward-Looking Attachment O, ITCTransmission and METC recover expenses and earn a return on and recover investments in transmission on a current rather than a lagging basis, refer to Note 5 for a discussion of Forward-Looking Attachment O. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed revenues for each year.

The true-up mechanism meets the requirements of Emerging Issues Task Force Issue No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs, (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using Forward-Looking Attachment O. Beginning January 1, 2007, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of Forward-Looking Attachment O.

For the periods presented through December 31, 2006, the Attachment O method in effect did not contain a true-up mechanism, and there was no adjustment recognized for billed amounts that differed from actual net revenue requirement.

Property Taxes — We use a calendar year method of accounting for property taxes. Property tax expense is accrued on a straight-line basis over the calendar year immediately following the tax lien date of December 31 of each year.

Stock-Based Compensation — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Stock Purchase and Option Plan”) and a 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant various stock-based awards, including options and restricted stock. Stock-based awards are accounted for under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Compensation expense for employees is recorded for stock options and restricted stock awards based on their fair value at the grant date, and is amortized over the expected vesting period. The grant date is the date at which our commitment to issue stock awards to the employee arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award. For non-employees, expense is recognized based on the fair value of the options at each financial reporting date through the date the related services are completed, which is the vesting date of the options.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholders’ equity during a period arising from transactions and events from non-owner sources, including net income. During 2006, we recorded as a component of other comprehensive income (loss) the settlement of interest rate lock cash flow hedge agreements entered into by ITC Holdings to hedge the benchmark interest rate risk associated with the issuance of its $255.0 million aggregate principal amount 5.875% Senior Notes due September 30, 2016 and $255.0 million aggregate principal amount of its 6.375% Senior Notes due September 30, 2036. During 2005, we recorded as a component of other comprehensive income (loss) the amount of additional pension liability in excess

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of unrecognized prior service cost of $0.2 million, (net of tax of $0.1 million). The additional pension liability was reclassified to regulatory assets in 2006, refer to Note 5 for further discussion.

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

Reclassifications — We reclassified certain prior year balances to match the current year’s financial statement presentation, primarily to combine immaterial amounts that had been separately presented.

Other accounting policies impacting our financial statements — See the following notes for other accounting policies impacting our financial statements:

Note 7 Long-Term Debt

Note 9 Income Taxes

Note 11 Retirement Benefits and Assets Held in Trust

Note 12 Deferred Compensation Plans

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123(R), Share Based Payment

SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments made to employees, among other requirements. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. Through December 31, 2005, we had accounted for our stock-based compensation under the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The adoption of SFAS 123(R) resulted in an increase in income before taxes and net income of less than $0.1 million and an increase in basic and diluted earnings per share of less than $0.01 for the year ended December 31, 2006. We were not required to adjust prior year amounts upon adopting SFAS 123(R) using the modified prospective method.

We recorded income from a cumulative effect of a change in accounting principle of less than $0.1 million net of tax, resulting from a change in our accounting for unvested awards that may be forfeited prior to vesting. Under SFAS 123, we recognized the effect of forfeitures on unvested awards in the periods in which they occurred. Upon the adoption of SFAS 123(R), the effect of expected forfeitures on unvested awards was estimated and reduced the cumulative amount of stock compensation expense recorded as of January 1, 2006.

Additionally, prior to the adoption of SFAS 123(R), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for NOLs in the Consolidated Statement of Financial Position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2006, we did not recognize excess tax deductions of $2.4 million as additional paid-in capital, as the deductions have not resulted in a reduction of taxes payable due to our NOLs. Also, prior to the adoption of SFAS 123(R), any cash tax benefits realized from

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax deductions for share-based awards would have been presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from realized cash tax benefits to be classified as financing cash flows. The provisions of SFAS 123(R) were recognized prospectively in the Consolidated Statement of Cash Flows and did not have a material effect for the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact the adoption of this statement will have on our consolidated financial statements.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), requires the recognition of the funded status of a defined benefit plan in the statement of financial position as other comprehensive income or as a regulatory asset or liability, as appropriate. Additionally, SFAS 158 requires that changes in the funded status be recognized through comprehensive income or as changes in regulatory assets or liabilities, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. We expect to adopt a December 31 measurement date for the year ended December 31, 2007, but have not determined which of the two transition options we will use or the impact that may have. Refer to Note 11 for the effects of the adoption of the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), was issued in February 2007. SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. The provisions of

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 were effective for us beginning January 1, 2007, and the initial adoption did not have a material effect on our consolidated financial statements.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the diversity in practice used by registrants when quantifying the effect of an error on the financial statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. We adopted the provisions of SAB 108 effective December 31, 2006. The adoption of SAB 108 did not have any financial impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

Pending Acquisition of Interstate Power and Light Company Transmission Assets — On January 18, 2007, ITC Holdings’ newly formed subsidiary, ITC Midwest signed a definitive agreement to acquire the transmission assets of Interstate Power and Light Company (“IP&L”), an Alliant Energy Corporation subsidiary, in a transaction valued at approximately $750.0 million. We expect to finance the transaction through a combination of cash on hand and equity and debt financings.

The transaction is subject to customary closing conditions and regulatory approvals, including approval from the FERC, the Iowa Utilities Board, the Minnesota Public Utilities Commission and the Illinois Commerce Commission, as well as expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The parties must also seek approval of the Missouri Public Service Commission to assign IP&L’s Certificate of Public Convenience and Necessity to ITC Midwest. Our FERC application will seek approval of a rate construct for ITC Midwest that is similar to the rate constructs of ITCTransmission and METC. It is a condition to closing that each party receive regulatory approvals on terms and conditions substantially equivalent to those requested in the parties’ applications for such approvals. If closing of the transaction has not occurred on or before December 31, 2007, in most cases either party may terminate the agreement at any time after that date.

METC Acquisition — On October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in MTH, the sole member of METC. Under the terms of the purchase agreement, the selling shareholders received approximately $484.4 million in cash and 2,195,045 shares of ITC Holdings’ common stock valued at $72.5 million. The value of shares issued was determined based on the average of the high and low stock price for a period of time beginning two days before and ending two days after October 5, 2006, which was the date that the consideration for the acquisition became fixed. ITC Holdings also incurred $11.5 million for professional services and other costs in connection with the METC Acquisition which were recorded to goodwill, resulting in an aggregate purchase price of approximately $568.4 million. Also as part of the acquisition, ITC Holdings acquired other entities having estimated NOLs of $35.0 million, including tax losses from MTH and METC. In addition, we assumed approximately $307.7 million of MTH and METC debt and other long term interest bearing obligations.

The FERC approved ITC Holdings’ acquisition of METC under Section 203 of the FPA and granted the FPA Section 204 approval on September 21, 2006. The FERC’s Section 203 order contained the condition that neither ITCTransmission nor METC may recover acquisition-related costs without first making an informational filing at the FERC showing that any acquisition-related costs proposed to be recovered are outweighed by the benefits of the METC Acquisition.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The METC Acquisition was consummated primarily to gain operational efficiencies from simplified, shared operations of ITCTransmission and METC and to provide ITCTransmission and METC with the ability to jointly identify, coordinate and plan transmission system needs and investments in property, plant and equipment. The purchase price that resulted in the recognition of goodwill was a result of the expected level of investments in property, plant and equipment needed at METC to improve the reliability of its transmission system, as we earn a return on investments in property, plant and equipment when included in rate base.

MTH’s and METC’s results of operations are included in our consolidated statement of operations for the period from October 11, 2006 through December 31, 2006.

As of December 31, 2006, the purchase price allocation has not been finalized. The NOLs acquired estimated to be $35.0 million is expected to be finalized during 2007 upon completion of the 2006 tax returns. Additionally, liabilities recognized for estimated acquisition costs and purchase accounting liabilities, including the $20.0 million accrued rate case settlement, have not been finalized. Based on the preliminary purchase price allocation METC has recorded goodwill of $450.1 million. We expect that $75.0 million of the METC goodwill can be deducted for tax purposes.

We have identified intangible assets in the acquisition that are equivalent to the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements. These amounts represent depreciation and amortization expense and the related interest expense for property, plant and equipment placed in service during the period from January 1, 2001 to April 30, 2002, which was the period prior to METC’s acquisition from the Consumers Energy Company (“Consumers Energy”), as well as the equity return on investments and the carrying costs for the entire period from January 1, 2001 to December 31, 2005. These amounts did not meet the requirement of an incurred cost eligible for deferral under SFAS 71, and were not recorded as assets in METC’s historical GAAP financial statements. Refer to additional discussion of these identified intangible assets in Note 5.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the METC Acquisition:

(In thousands)

Current assets	$26,723
Property, plant and equipment (net)	425,926
Intangible assets	58,407
Goodwill	450,129
Other assets	5,776
Regulatory assets	57,884

Total assets acquired	$1,024,845
Current liabilities	$(50,921)
Regulatory liabilities	(73,718)
Net deferred income taxes	(22,814)
Other long-term liabilities	(1,309)
Other long-term interest bearing liabilities	(27,631)
Long-term debt	(280,118)

Total liabilities assumed	$(456,511)

Net assets acquired	$568,334

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma financial information for the years ended December 31, 2006 and 2005 are prepared as if the METC Acquisition had occurred at the beginning of each respective period. The pro forma financial information is based upon available information and assumptions that management believes are reasonable. The pro forma financial information has been compiled from historical financial statements and other information from the historical consolidated financial statements of the Company as of December 31, 2006 and 2005 and MTH and METC historical consolidated financial statements for the period from January 1, 2006 through October 10, 2006 and the year ended December 31, 2005, but do not purport to represent what our consolidated results of operations would have been had the METC Acquisition occurred on the dates indicated, or to project our consolidated financial performance for any future period. The unaudited pro forma financial information presented below gives effect to the transactions associated with the METC Acquisition:

•	Elimination of revenue and operating expense that resulted from transactions between the Company and MTH and METC;

•	Increase in interest expense for the periods presented from the effect of the issuance of the $255.0 million aggregate principal amount 5.875% Senior Notes due September 30, 2016 and $255.0 million aggregate principal amount of its 6.375% Senior Notes due September 30, 2036 and the related interest rate locks;

•	Increase in federal income tax expense at an assumed rate of 35% based on the income tax provision to be recorded at ITC Holdings relating to MTH and METC after the acquisition;

•	Issuance and sale by us of 6,580,987 shares of ITC Holdings common stock in a public offering; and

•	Issuance of 2,195,045 shares of our common stock to MEAP as part of the METC Acquisition.

We did not adjust depreciation and amortization expense to include amortization expense associated with the intangible assets identified in the METC Acquisition. Based on the METC rate case settlement, which remains subject to the FERC’s approval, the authorized recovery period of these amounts begins January 1, 2007. In addition, the pro forma financial information excludes the expected decrease in interest expense as well as $1.9 million of loss on extinguishment of debt, which are effects associated with the repayment of MTH’s long-term debt occurring subsequent to the close of the METC Acquisition. Over a twelve-month period, the interest expense associated with MTH’s long-term debt was approximately $5.9 million.

	Pro Forma
	Financial Information
	for the Years Ended
	December 31,
(In thousands, except per share data)	2006	2005

Operating revenues	$335,073	$311,324
Income before cumulative effect of a change in accounting principle	$42,185	$28,932
Net income	$42,214	$28,932
Basic earnings per share	$1.01	$0.72
Diluted earnings per share	$0.98	$0.70
Weighted-average basic shares	41,828,435	40,231,097
Weighted-average diluted shares	43,017,330	41,505,874

ITCTransmission Acquisition — On February 28, 2003, ITC Holdings acquired all of DTE Energy’s outstanding ownership interests in ITCTransmission for $610.0 million in cash plus direct transaction costs. The terms and conditions of the ITCTransmission Acquisition are set forth in the Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, after the closing of the ITCTransmission

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition the purchase price may be adjusted based on revisions to the closing balance sheet of ITCTransmission as of February 28, 2003. Various such adjustments were made to the purchase price and goodwill balance during 2005, 2004 and 2003 primarily resulting from the negotiations of property, plant and equipment balances at the time of the ITCTransmission Acquisition. These negotiations were finalized in 2005 and we expect no further adjustments to the purchase price.

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

Goodwill — The following table summarizes the changes in the carrying amount of goodwill during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(In thousands)

Goodwill balance, beginning of period	$174,256	$176,039	$178,414
Changes to goodwill:
METC Acquisition	450,129	—	—
ITCTransmission purchase price adjustments	—	(1,783)	1,431
Deconsolidation of Conjunction	—	—	(3,806)

Goodwill balance, end of period	$624,385	$174,256	$176,039

At December 31, 2006, we had goodwill balances recorded at ITCTransmission and METC of $174.3 million and $450.1 million, respectively, which resulted from the ITCTransmission Acquisition and the METC Acquisition, respectively. At December 31, 2005 and 2004, our entire goodwill balance was recorded at ITCTransmission and resulted from the ITCTransmission Acquisition.

5.	REGULATORY MATTERS

Regulation

Attachment O Network Transmission Rates — Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO, including both ITCTransmission and METC. Rates are generally set annually under Attachment O and remain in effect for a one year period. Rates derived using Attachment O are posted on the MISO Open Access Same-Time Information System each year. The information used to complete the Attachment O template is subject to verification by MISO. By completing the Attachment O template on an annual basis,

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we are able to adjust our transmission rates to reflect changing operational data and financial performance, including the amount of network load on our transmission system, operating expenses and additions to property, plant and equipment when placed in service. ITCTransmission’s and METC’s rate-setting method for network transmission rates in effect through December 31, 2006 primarily used historical FERC Form No. 1 data to establish a rate.

Because Attachment O is a FERC-approved formula rate, no further action or FERC filings are required for the calculated rates to go into effect, although the rate is subject to legal challenge at the FERC. Attachment O will be used by ITCTransmission and METC to calculate their respective annual revenue requirements until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.

Forward-Looking Attachment O — On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. In periods of capital expansion and increasing rate base, ITCTransmission and METC will recover the costs of these capital investments on a more timely basis than under the historical Attachment O method.

Under the Forward-Looking Attachment O formula, ITCTransmission and METC will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems from January 1 to December 31 of that year. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed revenues for each year.

ITCTransmission’s and METC’s network transmission rates per kilowatt (“kW”)/month for the corresponding period are as follows:

	2007		2006		2005	2004
Network Transmission Rate	ITCTransmission(a)	METC(b)	ITCTransmission	METC(c)	ITCTransmission	ITCTransmission(d)

January 1 to May 31	$2.099	$1.524	$1.594		$1.587	$1.075
June 1 to December 31	$2.099	$1.524	$1.744	$1.524	$1.594	$1.075

(a)	The ITCTransmission network transmission rate to be billed under Forward-Looking Attachment O for the period from January 1, 2007 through December 31, 2007 is $2.099 per kW/month.

(b)	The FERC order approving METC’s formula rate under Forward-Looking Attachment O requires the tariff rate of $1.524 charged during 2006 for METC to continue to be charged during 2007. The revenues recognized for 2007, however, will be based on actual net revenue requirement for 2007 as a result of the true-up provisions of Forward-Looking Attachment O.

(c)	Our consolidated results of operations include METC revenues for the period from October 11, 2006 through December 31, 2006.

(d)	During the year ended December 31, 2004, ITCTransmission’s billed transmission rate was frozen at $1.075 per kW/month. Beginning January 1, 2005, ITCTransmission’s billed transmission rates were set using the Attachment O formula mechanism.

METC Rate Case — On December 30, 2005, the FERC authorized METC to charge rates based on the application of the Attachment O formula rate, which provided that METC set rates for network and

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

point-to-point transmission customers by using data reported annually in METC’s FERC Form No. 1 beginning on January 1, 2006, subject to:

•	Adjustments to METC’s net revenue requirements calculation to include an amount equal to the authorized deferrals of amounts not included in rate base during the period from January 1, 2001 through December 31, 2005, including an estimated amount for these deferrals for 2005;

•	Adjustments to METC’s equity account balance to remove goodwill resulting from a December 2003 sale of partnership interests in MTH; and

•	The inclusion of an allowance for income taxes attributable to MTH’s equity interest holders.

The FERC’s December 30, 2005 rate order also authorized METC to:

•	Earn a return of 13.38% on the actual common equity portion of its actual capital structure in calculating the Attachment O formula rates;

•	Request in a separate future FERC proceeding, along with MISO and other transmission-owning members of MISO, an additional 50 basis point return on the common equity portion of its capital structure based on participation in MISO as a FERC-approved RTO. If approved, this request would permit METC to use a 13.88% rate of return on the actual equity portion of its capital structure;

•	Include in rates an allowance for income taxes attributable to METC’s owners as a result of utility income from METC, computed in accordance with the methodology provided in Attachment O and consistent with a recent policy statement and other orders applicable to partnerships and other pass-through entities; and

•	Charge the same MISO system-wide rate for scheduling, system control and dispatching services as determined by a separate MISO formula.

The FERC’s December 30, 2005 rate order set certain issues for hearing, including:

•	The need for a mechanism to avoid over-collection of amounts deferred during the period from January 1, 2001 through December 31, 2005;

•	The adequacy of information used to calculate those deferrals;

•	The reasonableness of fees for services provided by Trans-Elect, a former shareholder of METC, that are included in the calculation of METC’s cost of service (such fees are no longer paid following the METC Acquisition);

•	The proper calculation of the adjustment to METC’s equity account balance resulting from the December 2003 sale of partnership interests; and

•	The need for additional information regarding expenses associated with METC’s operation and maintenance of facilities that are jointly owned with others.

Consumers Energy, the Michigan Public Service Commission and METC filed requests for rehearing on matters not set for further hearing by the FERC in the December 30, 2005 order. On August 22, 2006, the FERC denied rehearing on the justness and reasonableness of METC’s authorized rate of return of 13.38% on the common equity portion of METC’s capital structure. The FERC also denied rehearing on its authorization permitting METC to begin, as of January 1, 2006, to recover through the Attachment O formula rates amounts previously deferred during the period from January 1, 2001 through December 31, 2005. The FERC granted rehearing in finding that METC must maintain accounting records sufficient to allow any necessary future adjustments to its equity account balance.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The issues addressed in the August 22, 2006 order are final and are no longer subject to further rehearing or judicial review.

With respect to issues set for hearing in the December 2005 rate order, following a recent suspension of the schedule due to the pending acquisition of METC by ITC Holdings, the FERC trial staff filed testimony in the case on September 15, 2006. Consumers Energy filed cross answering testimony on October 13, 2006. On November 10, 2006, METC filed rebuttal testimony.

On January 19, 2007, METC and other parties to the rate case entered into a settlement agreement resolving all pending matters in the METC’s pending rate case before the FERC, including those set for hearing in the FERC December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. On December 5, 2006, METC and other parties to the rate case had jointly filed a motion to suspend the procedural schedule and the FERC chief administrative law judge had approved the suspension. The terms of this settlement agreement have been filed with the FERC and remain subject to its approval. Under the filed settlement terms, METC would be required to make payments totaling $20.0 million to various transmission customers within 30 days after there is a final FERC order approving the settlement. METC’s payment pursuant to this settlement would be in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC shall have no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement would establish the balances and amortization to be used for ratemaking for the METC Regulatory Deferrals and the METC ADIT Deferrals as defined in the settlement.

ITCTransmission Revenue Deferral — ITCTransmission’s network transmission rates had been fixed at $1.075 kW/month from February 28, 2003 through December 31, 2004 (the “Freeze Period”). The difference between the revenue ITCTransmission would have been entitled to collect under Attachment O and the actual revenue ITCTransmission received based on the fixed transmission rate in effect during the Freeze Period (the “Revenue Deferral”) is being recognized as revenue when billed. The cumulative Revenue Deferral at December 31, 2005 was $59.7 million ($38.8 million net of tax). At the end of each year, the cumulative Revenue Deferral, net of taxes, is included in rate base on Attachment O in the determination of ITCTransmission’s annual revenue requirement. Beginning June 1, 2006, one-fifth, or $11.9 million, of the revenue that was deferred during the rate freeze is included in the calculation of ITCTransmission’s rates in each of the following five 12-month periods. The Revenue Deferral and related taxes are not reflected as an asset or as revenue in the consolidated financial statements, because the Revenue Deferral does not meet the criteria to be recorded as a regulatory asset.

Point-to-Point Revenues — We recognized $7.0 million and $20.3 million of point-to-point revenues in 2006 and 2005, respectively. For 2004, we recognized $4.2 million of point-to-point revenues, which was net of amounts to be refunded. The rates approved by the FERC in connection with the acquisition of ITCTransmission included a departure from ITCTransmission’s Attachment O formula with respect to the treatment of point-to-point revenues received during 2004 and the period from February 28, 2003 through December 31, 2003. Based on FERC orders as part of the acquisition of ITCTransmission, ITCTransmission refunded 100% of point-to-point revenues earned during the period from February 28, 2003 through December 31, 2003 in March 2004 and refunded 75% of 2004 point-to-point revenues in March 2005. Point-to-point revenues collected for periods after December 31, 2004 are no longer refunded. Point-to-point revenues collected for the year ended December 31, 2004 that were not refunded (25% of total point-to-point revenues for 2004) and point-to-point revenues collected subsequent to December 31, 2004 are deducted from ITCTransmission’s revenue requirement in determining the annual network transmission rates.

Redirected Transmission Service — In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, the FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. ITCTransmission earns revenues based on an allocation from MISO for certain redirected transmission service and is obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and ITCTransmission refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction in operating revenues in the three and nine months ended September 30, 2005.

With respect to the April 2005 order requiring refunds, certain transmission customers filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, the FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. The FERC has not yet acted on the rehearing requests filed in December 2005. We had previously reserved an estimate for the refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May 2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. As of December 31, 2006, we have reserved $0.1 million for estimated refunds of redirected transmission services revenue received subsequent to January 2005.

MISO Tariff Revisions — In November 2004, in FERC Docket No. ER05-273, MISO filed proposed revisions to its tariff related to non-firm redirected service. Specifically, MISO proposed to add language such that a firm point-to-point transmission customer that redirected its original reservation on a non-firm basis over receipt and delivery points other than those originally reserved (i.e., secondary receipt and delivery points) would be charged the higher of: (1) the rate associated with the original firm point-to-point transmission service reservation that was redirected; or (2) the rate for the non-firm point-to-point transmission service obtained over the secondary receipt or delivery point. In January 2005, the Commission issued an order accepting and suspending the revisions filed by MISO, effective January 20, 2005, subject to refund and the outcome of a hearing. In February 2007, FERC denied MISO’s tariff revisions, concluding that MISO had not demonstrated that its proposed tariff revisions were consistent with, or superior to, the Order No. 888 pro forma Open Access Transmission Tariff. ITCTransmission and METC may be required to refund amounts relating to the redirected transmission tariff revisions upon completion of the refund calculations by MISO, which MISO expects to complete no earlier than June 2007. We did not accrue any amounts relating to this proceeding as of December 31, 2006, as we cannot estimate the amount of the refund, if any, until MISO’s calculations are completed.

Long Term Pricing — In November 2004 in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment (“SECA”), as set forth in previous FERC orders, that took effect December 1, 2004, and remained in effect until March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate for transmission of electricity between MISO and PJM Interconnection administered by MISO. SECA revenue and through-and-out revenue are both accounted for as point-to-point revenues.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. We no longer earn SECA revenues subsequent to the first quarter of 2006. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission and other transmission owners who collected SECA revenues are participating in settlement discussions with certain counterparties that paid the SECA amounts. Based on the ongoing settlement discussions, ITCTransmission reserved $0.4 million in the second quarter of 2006 for our estimate of the amount to be refunded to the counterparties that are participating in settlement discussions. As of December 31, 2006, ITCTransmission and METC have reserves recorded of $0.4 million and $0.3 million, respectively. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the amounts to be material. We have not accrued any refund amounts relating to these nonparticipating counterparties.

Elimination of Transmission Rate Discount — Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we recorded revenues based only on the amounts collected by MISO and remitted to ITCTransmission. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, the FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants have sought rehearing at the FERC of the July 5, 2005 order and in December 2005, the FERC denied the rehearing requests. In January 2006, several complainants sought rehearing of the December 2005 order denying rehearing. Subsequently in February 2006, the FERC denied the rehearing request. These complainants filed a petition for review of the July 2005 and December 2005 orders at the U.S. Court of Appeals. A briefing schedule has been adopted with final briefs due in June 2007 after which a decision will be rendered by the U.S. Court of Appeals.

Other — In January 2003, the FERC issued a notice of proposed pricing statement for the rates of transmission owners that transfer operational control of their transmission facilities to an RTO, form independent transmission companies within RTOs, or pursue additional measures that promote efficient operation and expansion of the transmission grid. In July 2006, the FERC issued an order approving many of the incentives that promote transmission investment. Numerous parties sought rehearing of the July 2006 order challenging aspects of the final rule. In December 2006, the FERC issued an order on rehearing (Order No. 679) clarifying that applicants must support the overall package of elements in their incentive rate request.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2005, the FERC issued an order on Accounting and Financial Reporting for Public Utilities Including RTOs (Order No. 668) effective in 2006 that revised the FERC uniform system of accounts used in preparing our FERC Form 1 and Attachment O for ITCTransmission and METC. In October 2006, the MISO Transmission Owners submitted minor revisions to Attachment O and Schedule 1 to update account references to match those adopted in Order No. 668. The FERC accepted the filing in December 2006 but required a compliance filing to update certain references to the FERC Form 1. A compliance filing was submitted in January 2007.

In February 2006, the FERC issued a final rule on the certification of an Electric Reliability Organization (“ERO”), and the procedures for the establishment, approval, and enforcement of mandatory electric reliability standards. In July 2006, the FERC certified the North American Electric Reliability Corporation (the “NERC”), as the nation’s ERO. In October 2006, in Docket No. RM06-16, the FERC issued a notice of proposed rulemaking proposing to approve mandatory reliability standards for the bulk power system.

ITCTransmission filed for a certificate of public convenience and need with the Michigan Public Service Commission for the construction of its Genoa-Prizm transmission line in June 2006. Hearings were conducted in November 2006. An initial decision is expected during the first quarter of 2007 and a final decision is expected to be issued by June 2007.

The MISO transmission owners have initiated discussions on post-transition period transmission pricing rate design for recovery of transmission owner revenue requirements. A filing is expected in August 2007 with rates effective February 2008. Similar discussions have begun between the MISO and PJM Interconnection transmission owners for a rate design for recovery of transmission owner revenue requirements across the MISO-PJM seam. The only impact this may have for us is which customers we collect our revenue requirement from.

ITCTransmission and METC are actively involved in numerous other FERC proceedings either directly or jointly with MISO and/or other transmission owners as part of its ongoing operations.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Assets and Liabilities

The following table summarizes the regulatory assets and liabilities balances at December 31, 2006 and 2005:

(In thousands)	2006	2005

Regulatory Assets:
Acquisition adjustment- ITCTransmission ADIT deferral	$48,987	$52,017
Acquisition adjustment- METC ADIT deferral	42,456	—
Other-METC regulatory deferral	15,428	—
Other-unamortized loss on reacquired debt	4,187	6,120
Other-AFUDC Equity	4,468	—
Other-pensions & postretirement	2,100	—

Total regulatory assets	$117,626	$58,137

Regulatory Liabilities:
Accrued asset removal costs- non-legal	$133,371	$42,695
Accrued asset removal costs- legal	5,355	2,949

Total regulatory liabilities	$138,726	$45,644

Regulatory Assets — Acquisition Adjustment — ITCTransmission ADIT Deferral — The regulatory assets-acquisition adjustment balance at December 31, 2006 and 2005 of $49.0 million and $52.0 million, respectively, is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the regulatory asset-acquisition adjustment. The FERC based the original amount on the accumulated deferred income taxes recorded by ITCTransmission at February 28, 2003, the benefit of which remained with DTE Energy. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2006, 2005 and 2004, which is included in depreciation and amortization.

Regulatory Assets — Acquisition Adjustment — METC ADIT Deferral and Other — METC Regulatory Deferral — METC has deferred, as a regulatory asset, depreciation and interest expense associated with the new transmission assets placed in service since May 1, 2002, (“METC Regulatory Deferral”). METC has also recorded a regulatory asset related to the amount of accumulated deferred income taxes included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy, (“METC ADIT Deferral”) the benefit of which remained with Consumers Energy.

METC did not record a regulatory asset for GAAP financial reporting associated with the amounts of depreciation and interest expense recovery for property, plant and equipment placed in service during the period from January 1, 2001 to April 30, 2002, or the equity return on investment and the carrying costs for the entire period from January 1, 2001 to December 31, 2005, (“METC Intangible Deferrals”), since these amounts did not meet the requirement of an incurred cost eligible for deferral under SFAS 71. The METC Intangible Deferrals were maintained and recorded as regulatory assets for FERC reporting purposes only. We have determined the value of the METC Intangible Deferrals meets the definition of intangible assets under Statement of Financial Position 141, Business Combinations, (“SFAS 141”), and have recorded intangible assets at the acquisition date based on the fair value of the METC Intangible Deferrals.

The METC rate case settlement establishes the balance of the METC ADIT Deferral and related intangible assets as $61.3 million with 18-year amortization beginning January 1, 2007. In addition, the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement establishes the balance of the METC Regulatory Deferral and related intangible asset as $55.0 million with 20-year amortization beginning January 1, 2007. We did not recognize amortization expense associated with the METC ADIT Deferral or the METC Regulatory Deferral in the Consolidated Statement of Operations for the year ended December 31, 2006, as the amounts are amortized concurrent with the recovery in rates, which begins in 2007 pursuant to the METC rate case settlement agreement. We will recognize a total of $6.2 million of annual amortization expense for the METC ADIT Deferral and the METC Regulatory Deferral beginning in 2007 unless the settlement agreement is not approved by the FERC, with $3.2 million of amortization relating to the regulatory asset and $3.0 million relating to the intangible asset. We expect to amortize $3.0 million of the intangible asset per year over the next five years.

As of December 31, 2006, the amounts to be recovered under the terms of the METC rate case settlement for the METC ADIT Deferral and the METC Regulatory Deferral were recorded to regulatory assets and to intangible assets as follows:

(In thousands)	Regulatory Asset	Intangible Asset	Total

METC ADIT Deferral	$42,456	$18,835	$61,291
METC Regulatory Deferral	15,428	39,572	55,000

Total	$57,884	$58,407	$116,291

Other Regulatory Assets — Unamortized Loss on Reacquired Debt — In July 2003, unamortized debt expense of $10.9 million related to ITCTransmission debt redeemed with the July 2003 refinancing was reclassified from deferred financing fees to other regulatory assets. ITCTransmission amortized $1.9 million annually of this regulatory asset to interest expense during 2006, 2005 and 2004. The balance of this regulatory asset at December 31, 2006 and 2005 was $4.2 million, $6.1 million, respectively. ITCTransmission does not earn a return on this regulatory asset, and the amounts are being amortized on a straight-line basis through February 2009.

Other Regulatory Assets — AFUDC Equity — SFAS 109 provides that a regulatory asset be recorded if it is probable a future increase in taxes payable relating to the allowance for equity funds used during construction (“AFUDC Equity”) will be recovered from customers through future rates, pursuant to the provisions of SFAS 71. Under Forward-Looking Attachment O, the future taxes payable relating to AFUDC Equity will be recovered from customers in future rates. Forward-Looking Attachment O contains a true-up mechanism such that ITCTransmission and METC collect their actual net revenue requirement, which includes taxes payable relating to AFUDC Equity. The regulatory asset recognized of $4.5 million is the future revenue expected to be earned related to income taxes on AFUDC Equity from February 28, 2003 through December 31, 2006.

Other Regulatory Assets — Pensions and Postretirement — Upon adoption of SFAS 158, amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, (“SFAS 87”), and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (“SFAS 106”), are recorded as a regulatory asset or liability as we recover SFAS 87 and SFAS 106 expenses in our Attachment O. As of December 31, 2006, we recorded $2.1 million in regulatory asset — pension and postretirement which represents the amounts associated with the liability recorded under SFAS 158.

Regulatory Liabilities — Accrued Asset Removal Costs-Non-Legal — At December 31, 2006 and 2005, we recorded $133.4 million and $42.7 million, respectively, for accrued asset removal costs for which we do not have a legal obligation to remove the asset at retirement. The portion of depreciation expense related to non-legal asset removal costs is added to this regulatory liability and non-legal removal

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures incurred are charged to this regulatory liability. During the third quarter of 2006, we reviewed our assumptions used in recording the estimate for this regulatory liability for ITCTransmission, and we recorded an increase of $17.2 million which also increased property, plant and equipment (net of accumulated depreciation and amortization) at ITCTransmission by $17.2 million. As of December 31, 2006, METC accounted for $72.3 million of the regulatory liability accrued asset removal costs — non-legal. There was no amount related to METC included in the December 31, 2005 balance as the METC Acquisition was completed on October 10, 2006.

Regulatory Liabilities — Accrued Asset Removal Costs-Legal — At December 31, 2006 and 2005 we recorded $5.4 million and $2.9 million, respectively, of regulatory liabilities, which represents the difference between amounts recorded for asset retirement obligations under FIN 47 and the amount previously included in rates for asset removal costs for which we have a legal obligation to remove the asset at the time of retirement. The portion of depreciation expense related to asset removal costs for which we have a legal obligation is added to this regulatory liability offset by the accretion of the asset retirement obligation liability as well as the depreciation expense of the capitalized asset retirement costs. As of December 31, 2006, METC accounted for $2.2 million of the regulatory liability — accrued asset removal costs — legal. There was no amount related to METC included in the December 31, 2005 balance as the METC Acquisition was completed on October 10, 2006.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment-net consisted of the following at December 31, 2006 and 2005:

(In thousands)	2006	2005

Property, plant and equipment:
Transmission plant in service	$1,713,927	$986,473
Construction work in progress	79,297	23,598
Other	13,594	8,390

Total	1,806,818	1,018,461
Less accumulated depreciation and amortization	(608,956)	(414,852)

Property, plant and equipment-net	$1,197,862	$603,609

The METC Acquisition in October 2006 and METC activity subsequent to the acquisition resulted in additional property, plant and equipment-net of $431.8 million at December 31, 2006. Additions to transmission plant in service and construction work in progress during 2006 at ITCTransmission were primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission system.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM DEBT

The following amounts were outstanding at December 31, 2006 and 2005:

(In thousands)	2006	2005

ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $777 and $896, respectively)	$266,223	$266,104
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $32)	254,968	—
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $228)	254,772	—
ITCTransmission 4.45% First Mortgage Bonds Series A due July 15, 2013 (net of discount of $78 and $89, respectively)	184,922	184,911
ITCTransmission 6.125% First Mortgage Bonds Series C due March 31, 2036 (net of discount of $107)	99,893	—
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	—
ITC Holdings revolving credit facility	—	—
ITCTransmission revolving credit facility	12,500	66,300
METC revolving credit facility	14,000	—

Total long-term debt	$1,262,278	$517,315

The annual maturities of long-term debt as of December 31, 2006 are as follows:

(In thousands)

2007	$—
2008	14,000
2009	—
2010	12,500
2011	—
2012 and thereafter	1,237,000

Total long-term debt	$1,263,500

ITC Holdings Senior Notes

On February 28, 2003, ITC Holdings borrowed funds in order to partially finance the ITCTransmission Acquisition. On July 16, 2003, the initial borrowing was refinanced with ITC Holdings’ issuance of $267.0 million 5.25% Senior Notes due July 15, 2013.

On October 10, 2006, ITC Holdings borrowed funds in order to partially finance the METC Acquisition, consisting of $255.0 million 5.875% Senior Notes due September 30, 2016 and $255.0 million 6.375% Senior Notes due September 30, 2036. The proceeds were also used to redeem MTH’s $90.0 million Senior Secured Notes that were assumed in the METC Acquisition, which resulted in a loss on extinguishment of debt of $1.9 million.

We are in compliance with our debt covenants under the ITC Holdings Senior Notes as of December 31, 2006. Additionally, in order to incur additional indebtedness at ITC Holdings or any of its subsidiaries, the ITC Holdings Senior Notes require that we maintain funds from operations to interest ratio of 2.0 to 1.0 after including the effect of the new indebtedness. Funds from operations, which is a non-GAAP measure, is computed using operating cash flows less the change in working capital plus cash paid for interest. The ITC Holdings Senior Notes are unsecured.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Lock Cash Flow Hedges

On September 27, 2006, ITC Holdings entered into two interest rate lock agreements to hedge the benchmark interest rate risk associated with the expected issuance of the ITC Holdings Senior Notes to effect the METC Acquisition. The interest rate lock agreements were designated as cash flow hedges under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities.”

On October 4, 2006, upon pricing of the ITC Holdings Senior Notes, the corresponding treasury rates were lower than the effective rates of our interest rate locks. As a result, ITC Holdings paid $1.5 million to settle the interest rate lock agreements. An amount of $1.0 million (net of tax of $0.5 million) was recorded to other comprehensive loss and will be amortized to interest expense over the life of the ITC Holdings Senior Notes. We expect approximately $0.1 million of losses will be reclassified from other comprehensive loss to net income during 2007.

ITCTransmission First Mortgage Bonds

On February 28, 2003, ITCTransmission borrowed funds in order to partially finance the ITCTransmission Acquisition. On July 16, 2003, the initial borrowing was refinanced with ITCTransmission’s issuance of $185.0 million 4.45% First Mortgage Bonds Series A due July 15, 2013.

On March 28, 2006, ITCTransmission issued $100.0 million 6.125% First Mortgage Bonds Series C due March 31, 2036 primarily to finance investments in property, plant and equipment.

The First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

We are in compliance with our debt covenants under the ITCTransmission Mortgage Bonds as of December 31, 2006.

METC Senior Secured Notes

METC’s $175.0 million 5.75% Senior Secured Notes due 2015 were issued under a first mortgage indenture, dated as of December 10, 2003. Amounts outstanding under METC’s Senior Secured Notes are secured by a first priority security interest in all of METC’s assets equally with all other securities issued under the first mortgage indenture.

We are in compliance with our debt covenants under the METC Senior Secured Notes as of December 31, 2006. METC’s Senior Secured Notes indenture contains a covenant requiring METC to maintain a ratio of EBITDA to interest expense of no less than 3.0 to 1.0 and a covenant requiring METC to maintain a ratio of debt to EBITDA of no more than 3.5 to 1.0. EBITDA is a non-GAAP measure and for purposes of these ratios is defined as net income plus interest expense, taxes and depreciation and amortization and debt is defined as the sum of liabilities for borrowed money and the deferred purchase price of property, capital lease and reimbursement obligations, obligations under hedging agreements and synthetic leases and those evidenced by bonds, debentures, notes or similar instruments or guarantees of any of the foregoing, but excludes, until the final determination of METC’s rate case, the liabilities to independent power producers.

Revolving Credit Facilities

ITC Holdings had no amounts outstanding under its revolving credit facility at December 31, 2006 or 2005. ITC Holdings’ revolving credit facility has a total borrowing capacity of $50.0 million and expires March 10, 2010. Borrowings under the revolving credit facility bear interest, at ITC Holdings’ option, at either LIBOR plus 1.50% each year or the alternate base rate plus 0.50% each year, based on current

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services applicable to ITC Holdings’ Senior Notes. ITC Holdings’ revolving credit facility contains a $10.0 million letter of credit sub-facility for which no amounts were outstanding at December 31, 2006 or 2005. ITC Holdings’ revolving credit facility provides for the payment to the lenders of a commitment fee on the average daily unused commitments under the revolving credit facility at a rate equal to 0.375% each year and a letter of credit fee on the average daily stated amount of all outstanding letters of credit at a rate equal to the then-applicable spread for LIBOR loans, in each case payable quarterly in arrears. ITC Holdings’ revolving credit facility also provides for the payment of a letter of credit fronting fee on the average daily stated amount of all outstanding letters of credit at a rate equal to 0.125% each year, payable quarterly in arrears. We are currently in compliance with our covenant that we must not exceed a debt to total capital ratio of 85% under the ITC Holdings’ revolving credit facility. ITC Holdings’ revolving credit facility is secured by a perfected first priority pledge of 166 of the 1,000 outstanding shares of common stock of ITCTransmission.

ITCTransmission had $12.5 million and $66.3 million outstanding under its revolving credit facility at December 31, 2006 and 2005, respectively. The weighted-average interest rate of borrowings outstanding under the facility at December 31, 2006 and 2005 was 6.4% and 5.8%, respectively. ITCTransmission’s revolving credit facility has a total borrowing capacity of $75.0 million and expires March 10, 2010. Borrowings under ITCTransmission’s revolving credit facility bear interest, at ITCTransmission’s option, at either LIBOR plus 1.05% each year or the alternate base rate plus 0.05% each year, based on the current ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services applicable to ITCTransmission’s First Mortgage Bonds. ITCTransmission’s revolving credit facility also provides for the payment to the lenders of a commitment fee on the average daily unused commitments under the revolving credit facility at a rate equal to 0.50% each year, payable quarterly in arrears. ITCTransmission’s revolving credit facility is supported by the issuance of $75.0 million of ITCTransmission’s Series B Mortgage Bonds. Under the terms of the ITCTransmission Series B Mortgage Bonds, ITCTransmission is only required to make interest or principal payments on the ITCTransmission Series B Mortgage Bonds if ITCTransmission defaults on interest or principal payments under its revolving credit facility. ITCTransmission has not defaulted on its interest or principal payments under its revolving credit facility. The Series B Bonds are in turn are supported by a first mortgage lien on substantially all of ITCTransmission’s property. ITCTransmission is currently in compliance with its covenant that it must not exceed a total debt to total capital ratio of 60% under its revolving credit facility.

METC had $14.0 million outstanding under its revolving credit facility at December 31, 2006. The weighted-average interest rate of borrowings outstanding under the facility at December 31, 2006 was 6.6%. METC’s revolving credit facility has a total borrowing capacity of $35.0 million and expires on December 9, 2008. METC’s revolving credit facility bears interest, at METC’s option, at either LIBOR plus 1.25% or the alternate base rate plus 0.25%. Amounts borrowed under the revolving credit facility are secured by a first priority security interest on all of METC’s assets through the issuance of senior secured bonds, collateral series, under METC’s first mortgage indenture and the second supplemental indenture thereto. METC’s revolving credit facility requires METC to maintain a ratio of EBITDA to interest expense of no less than 3.0 to 1.0, a ratio of debt to capital of no more than 58% and, after the final determination of METC’s rate case, a ratio of debt to EBITDA of no more than 3.5 to 1.0. EBITDA is a non-GAAP measure, and for purposes of these ratios is defined as net income plus interest expense, taxes and depreciation and amortization and debt is defined as the sum of liabilities for borrowed money and the deferred purchase price of property, capital lease and reimbursement obligations, obligations under hedging agreements and synthetic leases and those evidenced by bonds, debentures, notes or similar instruments or guarantees of any of the foregoing, but excludes, until the final determination of METC’s rate case, liabilities to independent power producers. METC’s revolving credit facility provides for voluntary prepayments of the loans and voluntary reductions of the unutilized portions of the commitments, without penalty, subject

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain conditions pertaining to minimum notice and prepayment/reduction amounts and subject to payment of any applicable breakage costs of LIBOR loans.

Fair Value of Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes, ITCTransmission Mortgage Bonds and METC Senior Secured Notes, was $1,220.8 million at December 31, 2006. The total book value of the ITC Holdings Senior Notes, ITCTransmission Mortgage Bonds and METC Senior Secured Notes was $1,235.8 million at December 31, 2006.

At December 31, 2006, ITCTransmission and METC had $12.5 million and $14.0 million outstanding, respectively, under their revolving credit facilities which are variable rate loans, for which fair value approximates book value.

8.	EARNINGS PER SHARE

We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the years ended December 31, 2006, 2005 and 2004 is presented in the following table:

(In thousands, except share and per share data)	2006	2005	2004

Basic earnings per share:
Net income	$33,223	$34,671	$2,608
Weighted-average shares outstanding	35,048,049	31,455,065	30,183,886

Basic earnings per share	$0.95	$1.10	$0.09

Diluted earnings per share:
Net income	$33,223	$34,671	$2,608
Weighted-average shares outstanding	35,048,049	31,455,065	30,183,886
Incremental shares of stock-based awards	1,188,895	1,274,777	715,662

Weighted-average dilutive shares outstanding	36,236,944	32,729,842	30,899,548

Diluted earnings per share	$0.92	$1.06	$0.08

Basic earnings per share excludes 366,035, 252,298 and 337,273 shares of restricted common stock at December 31, 2006, 2005 and 2004, respectively, that were issued and outstanding, but had not yet vested as of such dates.

Compensation arrangements for certain employees and non-employees included a commitment by each of these individuals to purchase a stated number of shares of common stock of ITC Holdings. Prior to the actual purchase of such shares, the commitment is treated as a stock subscription, and because such shares effectively participate in dividends, share amounts of 82,858 for 2004 have been included in the weighted average common shares outstanding used to determine both basic and diluted earnings per share. There were no such commitments during 2006 and 2005.

In 2006 and 2005, 219,673 and 751,699 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option and restricted stock awards,

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because the effect of including these potential shares was antidilutive. There were no such potential shares of common stock in 2004.

9.	INCOME TAXES

Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2006	2005	2004

Income tax expense at 35% statutory rate	$16,398	$18,763	$1,497
AFUDC Equity	(2,909)	—	—
Lobbying expenses not deductible	134	137	147
Other — net	35	38	25

Income tax provision	$13,658	$18,938	$1,669

SFAS 109 provides that a regulatory asset be recorded if it is probable a future increase in taxes payable relating to AFUDC Equity will be recovered from customers through future rates, pursuant to the provisions of SFAS 71. Under Forward-Looking Attachment O, which became effective for ITCTransmission and METC in July 2006 and December 2006, respectively, for rates beginning January 1, 2007, the future taxes payable relating to AFUDC Equity will be recovered from customers in future rates. Forward-Looking Attachment O contains a true-up mechanism such that ITCTransmission and METC collect their actual net revenue requirement, which includes taxes payable relating to AFUDC Equity. Therefore, beginning in the third quarter of 2006, we recognized a regulatory asset for this item. The difference of $2.9 million above for AFUDC Equity includes the cumulative amount of income tax expense previously recorded from February 28, 2003 through June 30, 2006 of $2.0 million, for which we have recognized a regulatory asset and reduced our income tax provision. The difference relating to AFUDC Equity will reverse as the amounts included in property, plant and equipment are depreciated.

Components of the income tax provision were as follows:

(In thousands)	2006	2005	2004

Current income tax expense	$428	$313	$—
Deferred income tax expense	13,230	18,625	1,669

Total income tax provision	$13,658	$18,938	$1,669

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets (liabilities) consisted of the following at December 31,:

(In thousands)	2006	2005

Property, plant and equipment	$(54,376)	$(30,347)
NOLs	32,677	23,851
METC regulatory deferral(a)	(19,250)	—
Acquisition adjustment — ADIT deferral(a)	(8,811)	(1,002)
Goodwill	(20,234)	(11,831)
METC rate case accrued liability	7,000
Other — net	8,286	4,727

Net deferred tax assets (liabilities)	$(54,708)	$(14,602)

Deferred income tax liabilities	$(107,238)	$(45,974)
Deferred income tax assets	52,530	31,372

Net deferred tax assets (liabilities)	$(54,708)	$(14,602)

(a)	This item is described in Note 5 to the Consolidated Financial Statements.

We have estimated NOLs of $100.4 million as of December 31, 2006, all of which we expect to use prior to their expiration. The estimated NOLs acquired in the METC acquisition of $35.0 million would expire beginning in 2019. The remaining estimated NOLs of $65.4 million would expire in 2023 and 2024.

Included in the $100.4 million total estimated NOLs is $7.0 million ($2.4 million after tax) of NOLs relating to tax deductions for stock based compensation. As discussed in Note 3, prior to the adoption of SFAS 123(R), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for NOLs in the Consolidated Statement of Financial Position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2006, we did not recognize the tax effects of the excess tax deductions as additional paid-in capital or increases to deferred tax assets, as the deductions have not resulted in a reduction of taxes payable due to our NOLs.

10.	LEASES

ITCTransmission has operating lease agreements for office space rental, which expire in May 2008. ITCTransmission has two successive one-year options to renew a portion of the leased premises upon expiration solely at ITCTransmission’s discretion. Additionally, we have operating leases for office equipment and storage facilities. Rent expense is recognized straight-line over the term of the lease and was $0.8 million, $0.6 million and $0.5 million for the year ended December 31, 2006, 2005 and 2004, respectively, and recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described in Note 16.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under the leases at December 31, 2006 were:

(In thousands)

2007	$1,165
2008	434
2009	20
2010	—
2011 and thereafter	—

Total minimum lease payments	$1,619

11.	RETIREMENT BENEFITS AND ASSETS HELD IN TRUST

Incremental Effect of Applying SFAS 158

The following table represents the effect of our consolidated statement of financial position as a result of adopting the recognition provisions of SFAS 158 at December 31, 2006:

	Before Application		After Application
(In thousands)	of SFAS 158	Adjustments	of SFAS 158

Other regulatory assets	$24,083	$2,100	$26,183
Total assets	2,126,697	2,100	2,128,797
Accrued pension liability	6,060	1,722	7,782
Accrued postretirement liability	3,650	(382)	3,268
Deferred income taxes	75,464	266	75,730
Total liabilities	1,594,947	1,606	1,596,553
Accumulated other comprehensive income (loss)	(1,449)	494	(955)
Stockholders’ equity	531,750	494	532,244

We adopted the recognition provisions of SFAS 158 and recognized a regulatory asset for the increase in the underfunded pension and postretirement liability amounts. Without adoption of SFAS 158, we would have had additional accumulated other comprehensive income of $0.3 million (net of tax effects of $0.2 million) for the amount of additional minimum pension liability. We expect to adopt the December 31 measurement date provisions of SFAS 158 for the year ended December 31, 2007.

Retirement Plan Benefits

We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service. The traditional final average pay plan benefits factor average final compensation and age at retirement in determining retirement benefits provided. The cash balance plan benefits are based on annual employer contributions and interest credits. We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans.

While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We expect to contribute $4.3 million to the defined benefit retirement plan relating to 2006 in 2007. We have no minimum funding requirement relating to 2006 to be paid in 2007.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment objective of the retirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. Management believes that this strategy will provide flexibility for liquidity purposes but also establishes some investment for growth. We began implementing this strategy in July 2004. In May 2006 we contributed $1.8 million for the 2005 defined benefit plan year.

The plan assets consisted of the following at September 30, 2006 and 2005:

Asset Category	2006	2005

Fixed income securities	49.0%	61.8%
Equity securities	51.0%	38.2%

Total	100.0%	100.0%

We have an annual measurement date of September 30.

Net pension cost for 2006, 2005 and 2004 includes the following components:

(In thousands)	2006	2005	2004

Service cost	$1,165	$898	$769
Interest cost	961	577	511
Expected return on plan assets	(426)	(286)	(254)
Amortization of prior service cost	(23)	488	533
Amortization of actuarial loss (gain)	1,835	(3)	(3)

Net pension cost	$3,512	$1,674	$1,556

The details of the funded status of our pension plans and the amounts included in the consolidated statements of financial position are as follows as of September 30, 2006 and 2005:

(In thousands)	2006	2005

Change in Benefit Obligation:
Beginning projected benefit obligation	$(18,273)	$(10,039)
Service cost	(1,166)	(898)
Interest cost	(961)	(577)
Actuarial net gain (loss)	221	(6,725)
Plan amendments	4,018	(34)

Ending projected benefit obligation	$(16,161)	$(18,273)

Change in Plans’ Assets:
Beginning plan assets at fair value	$6,012	$4,026
Actual return on plan assets	563	405
Employer contributions	1,804	1,581

Ending plan assets at fair value	$8,379	$6,012

Funded status, over(under)funded	$(7,782)	$(12,261)

At September 30, 2006, the projected benefit obligation and fair value of assets of our pension plans were approximately $16.2 million, for an underfunded status of approximately $7.8 million. The above amounts have been recorded in accrued pension liability with the offset in other regulatory assets on our consolidated statements of financial position. We also recorded a deferred income tax liability on the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The entries did not impact our results of operations in 2006 and did not require a usage of cash and is therefore excluded from our consolidated statement of cash flows. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

For the year ended December 31, 2005 we recognized an additional minimum pension liability as required under SFAS 87. We recorded an additional minimum pension liability of $1.6 million in accrued pension liabilities and an intangible asset of $1.3 million in other assets and $0.2 million (net of tax of $0.1 million) in other comprehensive income (loss) for the amount of the additional minimum pension liability in excess of unrecognized prior service cost in our consolidated statement of financial position.

Actuarial assumptions used to determine the benefit obligation are listed below:

	September 30,	September 30,
	2006 Benefit	2005 Benefit
	Obligation	Obligation

Discount rate	5.95%	5.50%
Annual rate of salary increases	3.50%	3.50%

Actuarial assumptions used to determine the benefit cost for 2006, 2005 and 2004 are listed below:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Annual rate of salary increases	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. The expected return on the plan assets component of net pension cost was determined based on the expected long-term rate of return on plan assets and the fair value of plan assets.

At December 31, 2006, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)

2007	103
2008	414
2009	1,117
2010	1,065
2011	1,318
2012 through 2016	7,868

Other Postretirement Benefits

We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. Annual measurement dates are September 30 of each year. Contributions to the plan in 2006 and 2005 totaled $0.1 million and $1.2 million, respectively. We expect to contribute $0.4 million to the plan in 2007.

The investment objective for the postretirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. This strategy will provide flexibility for liquidity purposes but also establishes some investment for growth.

The plan assets consisted of the following at September 30, 2006 and 2005:

Asset Category	2006	2005

Fixed income securities	38%	53%
Equity securities	62%	47%

Total	100%	100%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position No. 106-2, our measurement of the accumulated postretirement benefit obligation as of September 30, 2006 and 2005 reflects amounts associated with the expected subsidies under the Act because we have concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

Net postretirement cost for 2006, 2005 and 2004 includes the following components:

(In thousands)	2006	2005	2004

Service cost	$1,181	$1,001	$498
Interest cost	272	183	118
Expected return on plan assets	(42)	(12)	—
Amortization of actuarial loss	76	32	—

Net postretirement cost	$1,487	$1,204	$616

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of the measurement date of September 30, 2006 and 2005:

(In thousands)	2006	2005

Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(4,951)	$(3,188)
Service cost	(1,181)	(1,001)
Interest cost	(272)	(184)
Actuarial gain (loss)	1,545	(578)

Ending accumulated postretirement obligation	$(4,859)	$(4,951)

Change in Plans’ Assets
Beginning plan assets at fair value	$762	$237
Actual return on plan assets	96	13
Employer contributions	733	512

Ending Plan assets at fair value	$1,591	$762

Funded status, over(under)funded	$(3,268)	$(4,189)

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine the benefit obligation are as follows:

	September 30,	September 30,
	2006 Benefit	2005 Benefit
	Obligation	Obligation

Discount rate	5.95%	5.50%
Annual rate of salary increases	3.50%	3.50%
Health care cost trend rate assumed for next year	11%	12%
Rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2015
Annual rate of increase in dental benefit costs	5%	5%

Actuarial assumptions used to determine the benefit cost for 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Annual rate of salary increases	3.50%	3.50%	3.50%
Health care cost trend rate assumed for next year	12.00%	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014	2013

At December 31, 2006, the projected benefit payments for the postretirement benefit plan, net of the Medicare subsidy, calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)

2007	27
2008	59
2009	152
2010	208
2011	275
2012 through 2016	2,472

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for the 2006 and benefit obligation at September 30, 2006:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Increase

Effect on total of service and interest cost	$229	$(185)
Effect on postretirement benefit obligation	869	(711)

Defined Contribution Plans

We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.1 million, $0.8 million and $0.6 million for 2006, 2005 and 2004, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DEFERRED COMPENSATION PLANS

Special Bonus Plans

On June 15, 2005, our board of directors approved two new, discretionary bonus plans, the ITC Holdings Executive Group Special Bonus Plan and the ITC Holdings Special Bonus Plan, under which plan participants may have amounts credited to accounts we maintain for each participant in respect of each calendar year during which the plans are in place. Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors is to give consideration to dividends paid, or expected to be paid, on our common stock during each year. Under both plans, plan participants will be entitled to elect the investment options in which their bonus accounts will be deemed invested. Our board of directors can generally amend or terminate the plans at any time, except that no such amendment or termination can materially and adversely affect accrued and vested rights, unless an amendment is necessary to satisfy applicable laws or new accounting standards. All distributions under these plans are payable only in cash.

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

In 2006, our board of directors authorized awards under the special bonus plans of $2.7 million, with $1.0 million relating to vested awards that were recorded to general and administrative expenses, and $1.7 million relating to awards that are expected to vest over periods ranging from 16 to 53 months. We recorded general and administrative expenses of $0.6 million for the amortization of awards that are expected to vest, which includes amortization of awards granted during both 2006 and 2005.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contributions made to the trust to fund the special bonus plans for non-executive employees of $0.8 million and $0.4 million in 2006 and 2005, respectively, are included in other assets. We account for the assets contributed under the special bonus plans and held in a trust as trading securities under Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”). Accordingly, gains or losses on the investments are recorded as investment income or loss with an offsetting amount recorded to general and administrative expense and were $0.1 million and less than $0.1 million in 2006 and 2005, respectively.

Deferred Compensation Plan

Certain of our employees participate in our deferred compensation plan (the “Deferred Compensation Plan”). The investments in the Deferred Compensation Plan trust of $0.5 million and $0.4 million at December 31, 2006 and 2005, respectively, are included in other assets with the corresponding liability in other liabilities. We account for the assets contributed under the Deferred Compensation Plan and held in a trust as trading securities under SFAS 115. Accordingly, gains or losses on the investments, for which the employees are at risk for the investment returns, are recorded as investment income or loss with an offsetting amount recorded to compensation expense. Total compensation expense, including investment earnings, was less than $0.1 million for 2006 and 2005 and $0.4 million for 2004 and are recorded in general and administrative expense.

13.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

General  — ITC Holdings’ authorized capital stock consisted of:

•	100.0 million shares of common stock, without par value; and

•	10.0 million shares of preferred stock, without par value.

As of December 31, 2006, there were 42,395,760 shares of our common stock outstanding and no shares of preferred stock outstanding and 320 holders of record of our common stock. Refer to Note 1 “— General” for recent offerings of our common stock.

Voting Rights — Each holder of ITC Holdings’ common stock, including holders of our common stock subject to restricted stock awards, is entitled to cast one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. Holders of ITC Holdings’ common stock have no cumulative voting rights.

Dividends — Holders of our common stock, including holders of common stock subject to restricted stock awards, are entitled to receive dividends or other distributions declared by the board of directors. The right of the board of directors to declare dividends is subject to the right of any holders of ITC Holdings’ preferred stock, to the extent that any preferred stock is authorized and issued, and the availability under the Michigan Business Corporation Act of sufficient funds to pay dividends. We have not issued any shares of preferred stock. The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist only of the stock of any subsidiaries ITC Holdings may have, deferred tax assets relating primarily to NOLs and cash on hand. ITC Holdings’ only sources of cash to pay dividends to its stockholders are dividends and other payments received by ITC Holdings from time to time from its subsidiaries and the proceeds raised from the sale of our debt and equity securities. Each of ITC Holdings’ subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings for the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of dividends to ITC Holdings’ shareholders or otherwise. The ability of ITC Holdings’ subsidiaries to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. The debt agreements to which ITC Holdings, ITCTransmission and METC are parties contain covenants that could limit our ability to pay dividends, as well as covenants that prohibit us from paying dividends if we are in default under our revolving credit facilities. See Note 7 to the Consolidated Financial Statements.

Liquidation Rights — If our company is dissolved, the holders of our common stock will share ratably in the distribution of all assets that remain after we pay all of our liabilities and satisfy our obligations to the holders of any of ITC Holdings’ preferred stock, to the extent that any preferred stock is authorized and issued.

Preemptive and Other Rights — Holders of our common stock have no preemptive rights to purchase or subscribe for any of our stock or other securities of our company and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.

Repurchases — In August 2005, we repurchased 28,675 shares of common stock for an aggregate of $0.8 million, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock. During the fourth quarter of 2006, we repurchased 30,605 shares of our common stock for an aggregate amount of $1.0 million, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock awards.

Stock-based compensation

In 2006, our Board of Directors and shareholders approved the implementation of the LTIP. The LTIP permits the Compensation Committee to make grants of a variety of equity-based awards (such as options and restricted shares) for a cumulative amount of up to 1,750,000 shares to employees, directors and consultants. No awards would be permitted after February 7, 2012. The Board also approved an amendment to the 2003 Stock Purchase and Option Plan, reducing the number of shares available for issuance thereunder by 1,000,000 shares, from 5,014,821 to 4,014,821, that became effective when the LTIP was approved by the Company’s shareholders at the 2006 annual meeting. Prior to the adoption of the LTIP, we made various stock-based awards under the 2003 Stock Purchase and Option Plan, including options and restricted stock. ITC Holdings issues new shares to satisfy option exercises and restricted stock grants.

We recorded stock-based compensation in 2006, 2005 and 2004 as follows:

(In thousands)	2006	2005	2004

Operation and maintenance expenses	$472	$246	$167
General and administrative expenses	2,579	1,555	1,095
Cumulative effect of a change in accounting principle (before tax effect)	(45)	—	—
Property, plant and equipment	491	473	232

Total stock-based compensation	$3,497	$2,274	$1,494

Total tax benefit recognized for compensation expense	1,052	630	442

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

Our option grants vest in equal annual installments over a five-year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date. Stock option activity for 2006 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2006 (764,442 exercisable with a weighted average exercise price of $7.48)	2,649,407	$11.55
Granted	192,426	33.00
Exercised	(191,685)	8.88
Forfeited	(125)	33.00

Outstanding at December 31, 2006 (1,168,831 exercisable with a weighted average exercise price of $9.40)	2,650,023	$13.30

Grant date fair value of the stock options was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2006 Options	2005 Options	2004 Options

Weighted-average grant-date fair value per option	$6.77	$3.85	$3.86
Weighted-average expected volatility(a)	22.2%	24.0%	26.9%
Weighted-average risk-free interest rate	4.8%	4.1%	3.1%
Weighted-average expected term(b)	6.0 years	6.0 years	3.4 years
Weighted-average expected dividend yield	3.33%	4.57%	—
Range of estimated fair values of underlying shares	$33.00	$23.00	$6.58-$11.90

(a)	We estimate volatility using the volatility of the stock of similar companies, as well as our own stock for the 2006 option awards since we became a publicly traded company in July 2005.

(b)	The expected term represents the period of time that options granted are expected to be outstanding. We estimated the term using estimated option exercise activity and expected terms of similar companies, given our relatively short history of option exercises.

At December 31, 2006, the aggregate intrinsic value and the weighted-average remaining contractual term for outstanding options were approximately $70.5 million and 7.9 years, respectively. At December 31, 2006, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $35.7 million and 7.0 years, respectively. The aggregate intrinsic value of options exercised during 2006 and 2005 were $4.7 million and $0.7 million, respectively. There were no employee options exercised in 2004. At December 31, 2006, the total unrecognized compensation cost related to the unvested options awards was $3.1 million and the weighted-average period over which it is expected to be recognized was 3.1 years.

As of December 31, 2006, we estimate that 2,566,342 of the options outstanding at December 31, 2006 will vest, including those already vested. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest was $13.00 per share, $69.0 million and 7.1 years, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, we granted non-employees options to purchase ITC Holdings’ common stock that vest in equal annual installments over a five-year period beginning on February 28, 2005. We recognized compensation expense for non-employee option awards based on the fair value of these options as the related services are completed at each vesting date and as valued at each financial reporting date through the vesting date.

Restricted Stock Awards

Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than five years after the grant date. The weighted average expected remaining vesting period at December 31, 2006 is 3.3 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares.

Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period. Awards that were granted as a signing bonus have been expensed at the grant date.

Restricted stock award activity for 2006 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted stock awards at December 31, 2005	252,298	$9.79
Granted	236,160	33.16
Vested	(116,273)	8.80
Forfeited	(6,150)	31.53

Unvested restricted stock awards at December 31, 2006	366,035	$24.82

The weighted-average grant date fair value of restricted stock awarded during 2005 and 2004 were $20.47 and $7.39 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2006 was $14.6 million. The aggregate fair value of restricted stock awards that vested during 2006, 2005 and 2004 was $4.0 million, $3.5 million and $1.6 million, respectively. At December 31, 2006, the total unrecognized compensation cost related to the restricted stock awards was $8.0 million and the weighted-average period over which that cost is expected to be recognized was 4.3 years.

As of December 31, 2006, we estimate that 303,850 of the restricted shares outstanding at December 31, 2006 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for restricted shares that are expected to vest was $23.47 per share, $12.1 million and 3.1 years, respectively.

14.	RELATED-PARTY TRANSACTIONS

ITC Holdings and Subsidiaries

Management Agreements — On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., (“KKR”), Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the management, consulting and financial services in exchange for annual fees (the “Management Agreements”). We incurred general and administrative expenses relating to the Management Agreements of $0.8 million in 2005 and $1.3 million in 2004, excluding out-of-pocket costs. The consulting fees were generally paid at the end of each quarter. In connection with ITC Holdings’ initial public offering that was

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed on July 29, 2005, these Management Agreements were amended to terminate further annual fees in exchange for payment of fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in operating expenses in 2005. No amounts were paid or recorded in 2006 relating to the Management Agreements.

Put Agreements — In connection with the investment in ITC Holdings by certain officers and other employees of ITCTransmission (“Management Stockholders”), a bank affiliated with one of the limited partners of International Transmission Holdings Limited Partnership (the “Bank”) provided some of the Management Stockholders with loans to acquire shares of our common stock. The loans are evidenced by notes made by certain Management Stockholders who are not executive officers and require a pledge of each Management Stockholder’s shares of ITC Holdings’ common stock. As a condition to making these loans, ITC Holdings entered into put agreements with the Bank pursuant to which ITC Holdings agreed that upon the occurrence of certain events, ITC Holdings would be assigned the note and pledge and would either pay the Bank the aggregate principal amount outstanding of the note plus interest thereon or execute a demand promissory note in a principal amount equal to the aggregate principal amount outstanding of the note plus interest thereon.

The put agreements with the Bank will remain in effect until the date when ITC Holdings’ obligations under the agreements are satisfied or when all amounts outstanding under the notes have been paid in full. The maximum potential amount of future payments for ITC Holdings under these put agreements was $0.3 million at December 31, 2006.

15.	JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES

ITCTransmission and METC have agreements with other utilities for the joint ownership of specific substations and transmission lines. We account for these jointly owned substations and lines by recording property, plant and equipment for our percentage of ownership interest. A Transmission Ownership and Operating Agreement or an Interconnection Facilities Agreement provides the authority for construction of capital improvements and for the operating costs associated with the substations and lines. Each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participants undivided ownership interest.

We have investments in jointly owned utility facilities as shown in the table below as of December 31, 2006:

		Construction
(In thousands)	Net Investment	Work in Progress

Substations	$82,618	$3,937
Lines	60,992	—

Total	$143,610	$3,937

ITCTransmission

The MPPA has a 50.41% ownership interest in two ITCTransmission 345 kV transmission lines. This ownership entitles the MPPA to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

METC

METC has joint sharing of several substations that interconnect with Consumers Energy and other municipal distributions systems and other generators. The rights, responsibilities and obligations for these jointly owned substation facilities are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipals and other generators. As of December 31, 2006, METC’s ownership percentages for these jointly owned substation facilities ranged from 6.25% to 83.3%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC, and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2006 METC’s ownership percentages for these jointly owned lines ranged from 35.2% to 64.4%.

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

Environmental Matters

ITCTransmission’s and METC’s operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by ITCTransmission or METC. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase ITCTransmission’s or METC’s costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITCTransmission’s and METC’s assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties ITCTransmission and METC own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls (commonly known as PCBs). ITCTransmission’s and METC’s facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traverse properties that ITCTransmission and METC do not own, and, at some of ITCTransmission’s and METC’s transmission stations, transmission assets (owned or operated by ITCTransmission or METC) and distribution assets (owned or operated by ITCTransmission’s or METC’s transmission customer) are commingled.

Some properties in which ITCTransmission and METC have an ownership interest or at which ITCTransmission or METC operates are, and others are suspected of being, affected by environmental contamination. ITCTransmission and METC are not aware of any pending or threatened claims against ITCTransmission or METC with respect to environmental contamination, or of any investigation or remediation of contamination at any properties, that entail costs likely to materially affect them. Some facilities and properties are located near environmentally sensitive areas such as wetlands.

Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electricity transmission and distribution lines. While ITCTransmission and METC do not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any pending or threatened claims against ITCTransmission or METC for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electricity transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.

CSX Transportation, Inc.

On August 2, 2006, CSX Transportation, Inc., (“CSX”), filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. The total alleged damage in this lawsuit is approximately $1.1 million. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, which may result in a future determination from the insurance provider that there is no potential for coverage as to some or all of the claimed damages. Regardless of the notice by the insurance provider, ITCTransmission filed its response to the complaint and intends to vigorously defend against this action. Litigation on this matter is in the very early stages of discovery. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.

Consumers Energy Company

In 2004, ITCTransmission received a demand for reimbursement from Consumers Energy, the previous owner of METC, which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers Energy to its employees for the operation of the Michigan Electric Coordinated Systems control area in 2002. In December 2005, Consumers Energy filed a lawsuit in Michigan circuit court against ITCTransmission, The Detroit Edison Company and DTE Energy Company seeking reimbursement from any party. In June 2006, ITCTransmission was dismissed from the lawsuit based on the court’s finding that the dispute is subject to a mandatory arbitration clause under an applicable agreement between the two parties. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.

Michigan Public Power Agency Receivable and Revenues

The MPPA has an ownership interest in ITCTransmission’s Greenwood-St. Clair-Jewell-Stephens Transmission Line and Monroe-Wayne-Coventry-Majestic Transmission Line. Under an Ownership and Operating Agreement between the MPPA and ITCTransmission, ITCTransmission is authorized to

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operate, maintain, and make capital improvements to the transmission lines, while the MPPA is responsible for the capital and operation and maintenance costs allocable to its ownership interest. We had $4.9 million of accounts receivable as of September 30, 2006 for amounts billed to the MPPA under the Ownership and Operating Agreement for the period from March 2003 through September 30, 2006 for which the MPPA had not remitted any payment to us. ITCTransmission commenced litigation in June 2005 in state court to recover the full amount billed to the MPPA. In January 2006, the state court determined that under the Ownership and Operating Agreement the claim must be arbitrated, which ITCTransmission was pursuing. Although we believed we had appropriately billed the MPPA under the terms of the Ownership and Operating Agreement, we had reserved an amount of $1.0 million relating to this matter resulting in a net amount of accounts receivable from the MPPA of $3.9 million prior to the settlement of this loss contingency as described below.

Additionally, prior to the settlement agreement described below, the MPPA had counterclaimed that ITCTransmission breached a 2003 letter agreement by not previously executing a revenue distribution agreement, under which the MPPA would receive revenue from MISO through ITCTransmission. The MPPA contended that amounts it owed to ITCTransmission under the Ownership and Operating Agreement should be set off by revenue the MPPA would have received from MISO if ITCTransmission had executed the revenue distribution agreement. The MPPA also alleged that ITCTransmission had improperly retained the MPPA’s revenue, totaling $3.3 million at September 30, 2006, which MISO has remitted to ITCTransmission on the MPPA’s behalf beginning January 1, 2005. We have not recognized these revenue amounts in our results of operations and expected to remit these retained amounts in the event we executed a revenue distribution agreement and collected the accounts receivable from the MPPA. As of September 30, 2006 the amount payable to the MPPA had not been netted against the $4.9 million of accounts receivable from the MPPA as it did not meet the criteria to set off the balances in our statement of financial position.

In October 2006, ITCTransmission and the MPPA finalized a settlement agreement for all matters in dispute as described above as well as for a related matter for capital costs allocable to the MPPA’s ownership interest. ITCTransmission received a net settlement amount of $3.2 million from the MPPA, which consisted of $4.6 million for operation and maintenance costs allocable to the MPPA’s ownership interest, $1.7 million for capital costs allocable to the MPPA’s ownership interest and $0.2 million for carrying charges for these capital costs, partially offset by $3.3 million for amounts MISO has remitted to ITCTransmission on the MPPA’s behalf beginning January 1, 2005. ITCTransmission and the MPPA executed a revenue sharing agreement which provides terms and conditions for timely payment of the amounts MISO remits to ITCTransmission on the MPPA’s behalf.

The settlement resulted in the recognition of income before income taxes of $0.6 million ($0.4 million net income after tax) in the third quarter of 2006 and $1.0 million ($0.7 million net income after tax) in the fourth quarter of 2006. The amount recognized in the third quarter of 2006 was for the resolution of the loss contingency, whereby we reversed the reserve previously recorded for the operation and maintenance costs allocable to the MPPA’s ownership interest by reducing operating expenses in the amount of $1.0 million, partially offset by a reduction in interest income of $0.4 million for carrying charges on the operation and maintenance costs allocable to the MPPA’s ownership interest, which were waived in the settlement. The amount recognized in the fourth quarter results from an additional gain relating to the settlement of the MPPA capital costs allocable to their ownership interest in the amount of $0.8 million and related carrying charges of $0.2 million.

Thumb Loop Project

ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transmission poles with single steel poles and replacing a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. A state trial court has granted ITCTransmission’s request for a preliminary injunction, finding that ITCTransmission is substantially likely to succeed on its claim that ITCTransmission is not overburdening its easement and that ITCTransmission may continue construction on the limited properties that are in dispute. That determination had been appealed by property owners but was denied. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.2 million as of December 31, 2006. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.

In October 2006, the state trial court issued a final order determining that the Thumb Loop Project does not overburden ITCTransmission’s easement rights. Plaintiff landowners have filed a claim of appeal with the Michigan Court of Appeals.

Property Taxes

ITCTransmission — Numerous municipalities applied their own valuation tables in assessing the value of ITCTransmission’s personal property at December 31, 2003 rather than the valuation tables approved by the State of Michigan Tax Commission, (“STC”). ITCTransmission filed tax appeals for December 31, 2003 tax assessments with various municipalities, which were the basis for 2004 property tax expense. ITCTransmission filed formal appeals with the Michigan Tax Tribunal, (“MTT”), for the municipalities that did not utilize the STC tax tables. Prior to these appeals being resolved, ITCTransmission made property tax payments based on the valuation tables approved by the STC, while continuing to expense the full amounts billed by the municipalities in applying their own valuation tables. During the second and third quarters of 2005, ITCTransmission reached settlements with the municipalities for the 2004 tax statements and the settlements were approved by the MTT in the third quarter of 2005. From September 2005 through May 2006, we paid $2.0 million to the municipalities as a result of the settlements, which was less than the amount of $4.8 million that had been accrued for this matter at June 30, 2005. We recorded a reduction of property tax expense of $2.8 million during the third quarter of 2005 relating to this matter. We do not expect any further payments relating to this matter for ITCTransmission.

METC — Since the formation of METC in 2002, numerous municipalities have applied their own property valuation tables, rather than using the property valuation tables approved by the STC. This has resulted in higher assessed values on METC’s personal property. METC filed appeals challenging the municipalities that did not utilize the STC valuation tax tables. The Michigan Court of Appeals issued an opinion in 2004 affirming the use of the valuation tax tables approved by the STC. None of the parties involved elected to appeal the court’s decision. As a result of the Appeals Court decision, many of METC’s tax appeals have now been settled by stipulation.

Cases not settled will eventually be scheduled for hearing before the MTT. Currently, most taxing jurisdictions that previously applied their own valuation tax tables have commenced using the approved STC valuation tax tables. In 2006, METC began making tax payments based upon valuations using the STC approved tax tables. Previously METC made property tax payments based on the full amounts billed by the municipalities, while expensing only the amounts that would have been billed by using the valuation tax tables approved by the STC. METC has established receivables of $0.6 million as of December 31, 2006 for the expected refunds to be collected for METC’s payments made using the higher tax tables.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Level Agreements (“SLA”) with Detroit Edison

During 2003 and through April 2004, ITCTransmission and Detroit Edison had operated under a construction and maintenance, engineering, and system operations SLA whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration (the “SLA Activities”) on our behalf. The original term of the SLA was for periods ranging from two to six years from the acquisition date. During 2003, the FERC required ITCTransmission to transition the SLA Activities from Detroit Edison to ITCTransmission on an accelerated basis to promote the transition to an independent transmission operator. The SLA, as amended and accepted by the FERC in March 2003, had a revised term ending on February 29, 2004. The SLA was further amended and accepted by the FERC in April 2004 to extend certain services under the SLA through April 30, 2004, as necessary.

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

Operation and maintenance expenses incurred by ITCTransmission under the SLA that exceeded $15.9 million during 2003 were recognized as expense but are deferred as a long-term payable and will be paid to Detroit Edison in equal annual installments over a five-year period beginning June 1, 2005. As of December 31, 2006, ITCTransmission has deferred the payment of $3.7 million of SLA expenses that exceeded the 2003 threshold, with $1.2 million recorded in other current liabilities and $2.5 million recorded in other liabilities. There is no payment deferral for construction expenditures.

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

Amended and Restated Services Contract with Consumers Energy

As of April 29, 2002, METC and Consumers Energy entered into a services contract (the “Services Contract”) whereby Consumers Energy would perform certain transmission operations and maintenance services on behalf of METC for a period of five years. Functions which are covered under the Services Contract include the following:

•	Operating, maintenance and inspection work — Substation operations and maintenance, routine line inspections, records management, design standards maintenance, general land management and system protection services;

•	Demand work — Unanticipated work discovered through normal operation and inspection that is variable in nature or needs to be performed on short notice;

•	Major maintenance — Annual planned programs including (1) vegetation management, including removal, trimming or chemically controlling trees, shrub and other vegetation on transmission rights-of-way and substation properties and noxious weed control as required by law, (2) inspection and selective treatment of wood poles with pesticides/fungicides and (3) insulator cleaning, including removing contaminates from insulators;

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Capital work — Projects, as assigned by METC, required to ensure that the transmission system can accommodate new generation, increases in system load, increases in system transaction and other interconnections and maintenance of the transmission system as equipment reaches the end of its useful life;

•	Inventory management — Maintaining METC’s spare parts inventory in Consumers Energy’s facilities around Michigan and the transportation of those parts, via crews or stockroom personnel, to the job sites where they are needed;

•	System control — Real-time operations, emergency planning, system analysis, voltage control, outage scheduling authority and switching authority; and

•	System optimization — Existing real-time telemetry to Consumers Energy’s system control center, energy management systems, short term operational outage analysis and system modeling in support of Consumers Energy’s system control center.

By its terms, the Services Contract is in effect through April 29, 2007. After that time, renewals will be automatic for successive three-year terms unless notice is given by either party at least 365 days prior to the expiration of the original term or any renewal term. METC gave Consumers Energy written notice of termination of the system control and system optimization portions of the Service Contract on November 2, 2004 and gave written notice of termination for the remainder of the services provided by Consumers Energy on February 6, 2006. METC had begun the process to hire staff and procure services to replace those provided under the Services Contract prior to our acquisition of METC.

Depending on the nature of the work, services performed by Consumers Energy under the Services Contract are either charged to operation and maintenance expense or capitalized into property, plant and equipment.

Amended and Restated Purchase and Sale Agreement for Ancillary Services with Consumers Energy

Under the Purchase and Sale Agreement for Ancillary Services with Consumers Energy (the “Ancillary Services Agreement”), Consumers Energy provides reactive power, balancing energy, load following and spinning and supplemental reserves that are needed by METC and MISO. These ancillary services are a necessary part of the provision of transmission service. This agreement is necessary because METC does not own any generating facilities and therefore must procure ancillary services from third party suppliers including Consumers Energy. The Ancillary Services Agreement establishes the terms and conditions under which METC obtains ancillary services from Consumers Energy. Consumers Energy will offer all ancillary services as required by FERC Order No. 888 at FERC-approved rates. METC is not precluded from procuring these services from third party suppliers and is free to purchase ancillary services from unaffiliated generators located within its control area or in neighboring jurisdictions on a non-preferential, competitive basis. This one-year agreement became effective on May 1, 2002 and is automatically renewed each year for successive one-year periods. The Ancillary Services Agreement can be terminated by either party with six months prior written notice. Services performed by Consumers Energy under the Ancillary Services Agreement are charged to operation and maintenance expense.

Amended and Restated Easement Agreement with Consumers Energy

The Easement Agreement with Consumers Energy (the “Easement Agreement”) provides METC with an easement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. Consumers Energy has reserved for itself the rights to and the value of activities associated with other uses of the infrastructure (such as for fiber optics, telecommunications and gas pipelines). The cost for use of the rights-of-way is $10.0 million per

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. The term of the Easement Agreement runs through 2050 and is subject to 10 automatic 50-year renewals thereafter. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expense.

Concentration of Credit Risk

Our credit risk is primarily with Detroit Edison and Consumers Energy, which are responsible for approximately 78% and 9% of total operating revenue for the year ended December 31, 2006, respectively. Any financial difficulties experienced by Detroit Edison and/or Consumers Energy could negatively impact our business. MISO, as ITCTransmission’s and METC’s billing agent, bills Detroit Edison, Consumers Energy, and other customers on a monthly basis and collects fees for use of ITCTransmission’s and METC’s transmission system. MISO has implemented credit policies for its members, including ITCTransmission’s and METC’s customers, in general, if these customers do not maintain their credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SEGMENT INFORMATION

We have two operating segments, which we aggregate into one reportable operating segment consisting of our regulated operating subsidiaries, ITCTransmission and METC. We aggregate these segments due to their similar economic characteristics and based on the regulatory environment in which they operate. Additionally, we have separately presented information relating to subsidiaries focused primarily on business development activities and holding companies whose activities include corporate debt and equity financing and general corporate activities.

	Regulated
	Operating	ITC Holdings
2006	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$223,622	$—	$—	$—	$223,622
Depreciation and amortization	40,142	14	—	—	40,156
Interest expense	18,758	23,378	—	(87)	42,049
Income tax provision (benefit)	22,186	(8,528)	—	—	13,658
Cumulative effect of a change in accounting principle	29	—	—	—	29
Net income (loss)	54,055	33,223	—	(54,055)	33,223
Total assets	2,091,574	1,341,360	(1,245)	(1,302,892)	2,128,797
Goodwill	624,385	—	—	—	624,385
Capital expenditures	161,926	5,570	—	—	167,496

	Regulated
	Operating	ITC Holdings
2005	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$205,274	$—	$—	$—	$205,274
Depreciation and amortization	33,197	—	—	—	33,197
Interest expense	12,849	15,301	—	(22)	28,128
Income tax provision (benefit)	26,901	(7,963)	—	—	18,938
Net income (loss)	49,541	34,671	—	(49,541)	34,671
Total assets	899,576	536,619	(17,353)	(502,203)	916,639
Goodwill	174,256	—	—	—	174,256
Capital expenditures	118,586	—	—	—	118,586

	Regulated
	Operating	ITC Holdings
2004	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$126,449	$—	$—	$—	$126,449
Depreciation and amortization	29,480	—	—	—	29,480
Interest expense	10,759	15,079	—	(253)	25,585
Income tax provision (benefit)	7,713	(6,044)	—	—	1,669
Net income (loss)	13,859	2,608	—	(13,859)	2,608
Total assets	801,815	476,868	(12,366)	(457,470)	808,847
Goodwill	176,039	—	—	—	176,039
Capital expenditures	76,779	—	—	—	76,779

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share amounts may not sum to the totals for each the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (a)	Year

2006
Operating revenue	$39,069	$48,475	$63,004	$73,074	$223,622
Operating income	10,719	19,301	32,967	23,092	86,079
Income before cumulative effect of a change in accounting principle	2,653	7,999	18,949	3,593	33,194
Net income	2,682	7,999	18,949	3,593	33,223
Basic earnings per share(b)	$0.08	$0.24	$0.57	$0.09	$0.95
Diluted earnings per share(b)	$0.08	$0.23	$0.55	$0.08	$0.92
2005
Operating revenue	$42,460	$50,718	$66,047	$46,049	$205,274
Operating income	18,335	24,150	27,169	8,208	77,862
Net income	7,870	11,616	13,493	1,692	34,671
Basic earnings per share	$0.26	$0.38	$0.42	$0.05	$1.10
Diluted earnings per share	$0.25	$0.37	$0.40	$0.05	$1.06

(a)	The Fourth Quarter 2006 amounts include the results of operations from MTH and METC for the period October 11, 2006 through December 31, 2006.

(b)	The basic and diluted earnings per share amounts presented are applicable to both the income before cumulative effect of a change in accounting principle amount and net income amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 on page 60 of this Form 10-K. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is included in Item 8 on page 61 of this Form 10-K.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the course of completing our year-end accounting close, we determined that our analysis of the accounting impacts of our recently approved ratemaking mechanism, referred to as Forward-Looking Attachment O, was not complete at the time we filed our Form 10-Q for the quarterly period ended September 30, 2006. Management did not ensure that the accounting analysis was complete and did not ensure that the effects were reflected in the filing. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the material weakness identified above, the interim financial statements included in our Form 10-Q were not accurate. We subsequently corrected the interim financial statements in a Form 10-Q/A. During the quarter ended December 31, 2006, we undertook actions we believe have effectively remediated this material weakness, such as performing a comprehensive review of the impacts of any ratemaking changes if and when they become effective in the future prior to the filing of financial statements.

Additionally, subsequent to the October 10, 2006 METC Acquisition and during the fourth quarter of 2006, we voluntarily adopted, earlier than required, internal control over financial reporting for METC based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In most instances, the controls adopted for

METC are consistent with those already in place for us. In other instances, where the METC operations differ, the controls adopted are newly designed.

There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is contained under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Proxy Statement and (excluding the report of the Audit Committee) is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is contained under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is contained under the caption “Security Ownership of Management and Major Shareholders” in the Proxy Statement and is incorporated herein by reference. In addition, the information contained in the Equity Compensation table under “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is contained under the captions “Certain Transactions,” “Compensation of Executive Officers and Directors — Compensation Committee Interlocks and Insider Participation” and “Corporate Governance — Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is contained under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006 and 2005

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

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$5,737	$8,612
Other	452	35

Total current assets	6,189	8,647
Other assets
Deferred financing fees (net of accumulated amortization of $1,805 and $1,224, respectively)	7,541	2,851
Deferred income taxes	33,133	23,200
Other	1,442	438
Investment in subsidiaries	1,277,817	501,483

Total other assets	1,319,933	527,972

TOTAL ASSETS	$1,326,122	$536,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payable to subsidiary	$4,170	$720
Accrued interest	13,405	6,463
Other	340	31

Total current liabilities	17,915	7,214
Long-term debt	775,963	266,104

STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 42,395,760 and 33,228,638 shares issued and outstanding at December 31, 2006 and 2005, respectively	526,485	251,681
Retained earnings	6,714	11,792
Accumulated other comprehensive loss	(955)	(172)

Total stockholders’ equity	532,244	263,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,326,122	$536,619

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2006	2005	2004

Other income	$1,225	$251	$2
General and administrative expense	(3,569)	(977)	(477)
Termination of management agreements	—	(6,725)	—
Interest expense	(22,862)	(15,301)	(15,079)
Other expense	(1,151)	(81)	(23)

LOSS BEFORE INCOME TAXES	(26,357)	(22,833)	(15,577)
INCOME TAX BENEFIT	(9,419)	(7,963)	(5,443)

LOSS AFTER TAXES	(16,938)	(14,870)	(10,134)
EQUITY IN SUBSIDIARIES’ EARNINGS	50,161	49,541	12,742

NET INCOME	$33,223	$34,671	$2,608

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,223	$34,671	$2,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in subsidiaries’ earnings	(50,161)	(49,541)	(12,742)
Dividends from subsidiaries	31,313	8,481	11,900
Deferred income taxes	(9,419)	(7,963)	(5,443)
Other	372	290	599
Changes in current assets and liabilities:
Other current assets	(417)	(35)	361
Accrued payable to subsidiary	3,450	526	(4,704)
Accrued interest	6,942	(13)	51
Other current liabilities	170	(80)	(89)

Net cash provided by (used in) operating activities	15,473	(13,664)	(7,459)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(186,127)	—	—
Acquisition of MTH and METC	(495,821)	—	—

Net cash used in investing activities	(681,948)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	509,737	—	—
Borrowings under revolving credit facilities	74,700	18,400	7,500
Repayments of revolving credit facilities	(74,700)	(25,900)	—
Issuance of common stock	202,253	54,187	1,020
Common stock issuance costs	(2,321)	(7,083)	—
Repurchase and retirement of common stock	(1,040)	(804)	—
Dividends on common stock	(38,307)	(17,433)	—
Debt issuance costs	(5,231)	(159)	(636)
Interest rate lock settlement	(1,491)	—	—

Net cash provided by financing activities	663,600	21,208	7,884

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,875)	7,544	425
CASH AND CASH EQUIVALENTS — Beginning of period	8,612	1,068	643

CASH AND CASH EQUIVALENTS — End of period	$5,737	$8,612	$1,068

Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$15,130	$14,577	$14,118
Federal income taxes paid	561	180	—
Supplementary noncash investing and financing activities:
Value of shares issued in MTH and METC acquisition	72,458	—	—
Equity transfers from subsidiaries — stock compensation	2,853	3,319	1,727
Conversion of restricted stock to ITC Holdings’ common stock	926	885	943

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

2. As a holding company with no business operations, ITC Holdings’ material assets consist only of the common stock of ITCTransmission, indirect ownership interests in METC, ownership interests of our other subsidiaries, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from ITCTransmission, METC or our other subsidiaries and the proceeds raised from the sale of debt and equity securities. We may not be able to access cash generated by ITCTransmission or METC or any other subsidiaries in order to fulfill cash commitments or to pay dividends to shareholders. The ability of ITCTransmission and METC to make dividend and other payments to us is subject to the availability of funds after taking into account ITCTransmission’s and METC’s respective funding requirements, the terms of ITCTransmission’s and METC’s respective indebtedness, the regulations of the FERC under the FPA, and applicable state laws. Each of ITCTransmission, METC and each other subsidiary, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.

ITC Holdings does not believe that these restrictions will materially affect its operations or limit any dividend payments in the foreseeable future.

3. As of December 31, 2006, the maturities of our long-term debt outstanding were as follows:

(In thousands)

2007	$—
2008	—
2009	—
2010	—
2011	—
2012 and thereafter	777,000

Total long-term debt	$777,000

Refer to Note 7 to the Consolidated Financial Statements for a description of the ITC Holdings Senior Notes and the ITC Holdings revolving credit agreement and related items.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $765.5 million at December 31, 2006. The total book value of the ITC Holdings Senior Notes net of discount is $776.0 million at December 31, 2006.

At December 31, 2006, we were in compliance with all covenants.

4. Refer to Note 14 to the Consolidated Financial Statements for a description of ITC Holdings’ put agreement.

5. During 2006, 2005 and 2004, ITCTransmission paid cash dividends to ITC Holdings totaling $31.3 million, $8.5 million and $11.9 million, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on March 8, 2007.

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Welch Joseph L. Welch	Director, President and Chief Executive Officer and Treasurer (principal executive officer)	March 8, 2007

/s/ Edward M. Rahill Edward M. Rahill	Senior Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 8, 2007

/s/ Edward G. Jepsen Edward G. Jepsen	Director	March 8, 2007

/s/ Lee C. Stewart Lee C. Stewart	Director	March 8, 2007

/s/ Lewis M. Eisenberg Lewis M. Eisenberg	Director	March 8, 2007

/s/ Gordon Bennett Stewart, III Gordon Bennett Stewart, III	Director	March 8, 2007

/s/ William J. Museler William J. Museler	Director	March 8, 2007

EXHIBITS

The following exhibits are filed as part of this report. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement by and between DTE Energy Company and the Registrant, dated December 3, 2002 (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
2.2	Purchase Agreement among Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P., MEAP US Holdings, Ltd., Macquarie Essential Assets Partnership, TE Power Opportunities Investors, L.P., TE Management Shareholders, MICH 1400 LLC, the Registrant, GFI Transmission Opportunities GP, LLC, OCM/GFI Power Opportunities Fund II, L.P., OCM.GFI Power Opportunities Fund II (Cayman) LP, and Macquarie Holdings (USA), Inc., dated as of May 11, 2006 (filed with Registrant’s Form 8-K filed on May 17, 2006)
2.3	Asset Sale Agreement by and between Interstate Power and Light Company and ITC Midwest LLC, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
2.4	Parent Guaranty, by the Registrant in favor of Interstate Power and Light Company, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
3.2	Form of Amended and Restated Bylaws of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.2	Registration Rights Agreement, dated as of February 28, 2003, among the Registrant and International Transmission Holdings Limited Partnership (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.4	First Supplemental Indenture, dated as of July 16, 2003, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.5	First Mortgage and Deed of Trust, dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.6	First Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.7	Second Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.8	Amendment to Second Supplemental Indenture, dated as of January 19, 2005, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.9	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.10	Third Supplemental Indenture, dated as of March 28, 2006, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)

Exhibit No.		Description of Exhibit

4.12		Second Supplemental Indenture, dated as of October 10, 2006, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on October 10, 2006)
4.13		Shareholders Agreement by and between the Registrant and Macquarie Essential Assets Partnership, dated as of October 10, 2006 (filed with Registrant’s Form 8-K filed on October 16, 2006)
4.14		First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.15		First Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.16		Second Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.1		Form of Amended and Restated Agreement of Limited Partnership of International Transmission Holdings Limited Partnership (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.5		VCOC Rights Letter, dated February 25, 2003, among International Transmission Holdings Limited Partnership, the Registrant, International Transmission Company and KKR Millennium Fund, L.P. (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.6		VCOC Rights Letter, dated February 25, 2003, among International Transmission Holdings Limited Partnership, the Registrant, International Transmission Company and Trimaran Fund II, L.L.C. (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.7	Forms of Management Stockholder’s Agreements (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.8	Form of First Amendment to Management Stockholder’s Agreement (filed as Exhibit 10.8 to Registrant’s 2005 Form 10-K)
*10	.9	Forms of Waiver and Agreement for Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.10	Form of Waiver and Agreement for Non-Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.11	Form of Sale Participation Agreement (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.12	Put Agreement, dated as of February 28, 2003, by the Registrant in favor of CIBC, Inc., along with letter amendment thereto, dated March 4, 2005 (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.13	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.14	Form of Special Bonus Plan of the Registrant (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.15	Form of Short Term Incentive Plan of the Registrant (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.16	Form of Executive Group Special Bonus Plan of the Registrant (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

Exhibit No.		Description of Exhibit

*10	.17	Management Supplemental Benefit Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.18		Revolving Credit Agreement, dated as of March 19, 2004, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch, as the Documentation Agent and Joint Lead Arranger, and CIBC World Markets Corp., as the Joint Lead Arranger (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.19		Pledge Agreement, dated as of March 19, 2004, between the Registrant and Canadian Imperial Bank of Commerce (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.20		First Amended and Restated Revolving Credit Agreement, dated as of January 12, 2005, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC World Markets, as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.21		Amendment No. 1 to the Pledge Agreement, dated as of January 12, 2005, between the Registrant and Canadian Imperial Bank of Commerce (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.22		Revolving Credit Agreement, dated as of July 16, 2003, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, and Credit Suisse First Boston, Cayman Islands Branch, as the Documentation Agent and Arranger (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.23		First Amended and Restated Revolving Credit Agreement, dated as of January 19, 2005, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC Inc., as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.24	Employment Agreement between the Registrant and Joseph L. Welch (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.25	Form of Employment Agreements between the Registrant and Edward M. Rahill, Linda H. Blair, Richard A. Schultz and Jon Jipping (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.26	Form of Employment Agreements between the Registrant and Daniel J. Oginsky, Jim D. Cyrulewski, Joseph R. Dudak and Larry Bruneel (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.27	Deferred Compensation Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.28		Service Level Agreement — Construction and Maintenance/ Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.29	Executive Supplemental Retirement Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

Exhibit No.		Description of Exhibit

10.30		Commitment Increase Supplement, dated October 4, 2005, among the Registrant, LaSalle Bank Midwest N.A., and Canadian Imperial Bank of Commerce, as administrative agent (filed as Exhibit 10.30 to Registrant’s Form 8-K filed on October 11, 2005)
10.31		Letter agreement, dated October 4, 2005, among the Registrant and Canadian Imperial Bank of Commerce, as administrative agent, referencing the Pledge Agreement, dated March 19, 2004, as amended by Amendment No. 1, dated as of January 12, 2005, between the registrant and Canadian Imperial Bank of Commerce, as administrative agent (filed as Exhibit 10.31 to Registrant’s Form 8-K filed on October 11, 2005)
10.32		Commitment Increase, dated October 4, 2005, among International Transmission Company, LaSalle Bank Midwest, N.A., and Canadian Imperial Bank of Commerce, as administrative agent (filed as Exhibit 10.32 to Registrant’s Form 8-K filed on October 11, 2005)
*10	.33	Amendment to Executive Group Special Bonus Plan, dated as of August 16, 2005 (filed as Exhibit 10.33 to Registrant’s Form 10-Q for the quarter ended September 30, 2005)
*10	.34	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.34 to Registrant’s Form 10-Q for the quarter ended September 30, 2005)
*10	.35	Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.35 to Registrant’s 2005 Form 10-K)
*10	.36	Executive Cash Bonus Agreement, dated as of February 8, 2006, between the Registrant and Daniel J. Oginsky (filed as Exhibit 10.36 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.37	ITC Holdings Corp. 2006 Long-Term Incentive Plan (filed as Exhibit 10.37 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.38	Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant (filed as Exhibit 10.38 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.39	ITC Holdings Corp. Employee Stock Purchase Plan (filed as Exhibit 10.39 to Registrant’s Form 8-K filed on February 14, 2006)
10.40		Amendment No. 1 dated as of March 24, 2006, to First Amended and Restated Revolving Credit Agreement, dated as of January 12, 2005, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC World Markets, as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent (filed with Registrant’s Form 8-K filed on March 30, 2006)
10.41		Amendment No. 1 dated as of March 24, 2006, to First Amended and Restated Revolving Credit Agreement, dated as of January 19, 2005, among International Transmission Company, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Canadian Imperial Bank of Commerce, as the Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch and CIBC Inc., as the Joint Lead Arrangers, and Comerica Bank, as the Documentation Agent (filed with Registrant’s Form 8-K filed on March 30, 2006)
*10	.42	Addendum, adopted and effective May 17, 2006, to the International Transmission Company Management Supplemental Benefit Plan established May 10, 2005 (filed with Registrant’s Form 8-K filed on May 23, 2006)
*10	.43	Second Amendment, adopted May 17, 2006 and effective January 1, 2006, to the International Transmission Company Executive Supplemental Retirement Plan, established effective March 1, 2003 (filed with Registrant’s Form 8-K filed on May 23, 2006)
*10	.44	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form 8-K filed on August 18, 2006)

Exhibit No.		Description of Exhibit

*10	.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.47	Form of Amendment to Management Stockholder’s Agreement (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.48	Summary of Stock Ownership Agreement, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.49	Form of Waiver and Agreement for Employees pursuant to the Management Stockholder’s Agreement (filed with Registrant’s Form S-1/A filed on September 25, 2006)
10.50		Credit Agreement, dated as of December 10, 2003 among Michigan Electric Transmission Company, LLC, as Borrower, the Several Lenders from Time to Time Parties Hereto, as the Lenders, Comerica Bank, as Syndication Agent and JPMorgan Chase Bank, as Administrative Agent (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.51		Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.52		Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Michigan Electric Transmission Company and Consumers Energy Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.53		Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services between Consumers Energy Company and Michigan Electric Transmission Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.54		Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, as Transmission Provider and Consumers Energy Company, as Local Distribution Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.55		Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement between Michigan Electric Transmission Company and Consumers Energy Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.56		Non-Competition Agreement, dated as of May 1, 2002, by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.57		Settlement Agreement, dated January 19, 2007, by Michigan Electric Transmission Company, LLC, on behalf of itself, Midwest Independent Transmission System Operator, Inc., Consumers Energy Company, the Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc., and International Transmission Company (filed with Registrant’s Form 8-K filed on January 23, 2007)
21		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.