Form 10-Q
period 2007-03-31
ITC Holdings Corp.
filed 2007-05-07
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Yes    ☐       No    ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 30, 2007 was 42,501,480.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2007
DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“We,” “our”, “us” and the “Company” are references to ITC Holdings, together with all of its subsidiaries;

•	the “FERC” are references to the Federal Energy Regulatory Commission;

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc. a FERC-approved Regional Transmission Organization, which has responsibility for the oversight and coordination of transmission service for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission and METC are members;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts); and

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts).

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$31,276	$13,426
Restricted cash	4,634	4,565
Accounts receivable	36,953	35,325
Inventory	36,641	25,408
Deferred income taxes	11,273	21,023
Other	4,522	9,926

Total current assets	125,299	109,673
Property, plant and equipment (net of accumulated depreciation and amortization of $619,178 and $608,956, respectively)	1,253,709	1,197,862
Other assets
Goodwill	623,338	624,385
Intangible assets (net of accumulated amortization of $756 and $0, respectively)	57,651	58,407
Regulatory assets- acquisition adjustment	90,095	91,443
Other regulatory assets	27,097	26,183
Attachment O revenue accrual	17,140	—
Deferred financing fees (net of accumulated amortization of $3,643 and $4,817, respectively)	13,778	14,490
Other	6,978	6,354

Total other assets	836,077	821,262

TOTAL ASSETS	$2,215,085	$2,128,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,999	$33,295
Accrued payroll	2,835	5,192
Accrued interest	7,418	18,915
Accrued taxes	8,693	14,152
METC rate case accrued liability	20,000	20,000
Other	6,292	8,012

Total current liabilities	84,237	99,566
Accrued pension liability	8,457	7,782
Accrued postretirement liability	3,768	3,268
Deferred income taxes	74,861	75,730
Regulatory liabilities	140,191	138,726
Asset retirement obligation	5,440	5,346
Other	4,241	3,857
Long-term debt	1,356,514	1,262,278
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 42,419,350 and 42,395,760 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	526,401	526,485
Retained earnings	11,914	6,714
Accumulated other comprehensive loss	(939)	(955)

Total stockholders’ equity	537,376	532,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,215,085	$2,128,797

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2007	2006
OPERATING REVENUES	$101,274	$39,069

OPERATING EXPENSES
Operation and maintenance	18,540	6,657
General and administrative	15,023	7,477
Depreciation and amortization	16,122	8,870
Taxes other than income taxes	8,770	5,346

Total operating expenses	58,455	28,350

OPERATING INCOME	42,819	10,719

OTHER EXPENSES (INCOME)
Interest expense	19,132	7,240
Allowance for equity funds used during construction	(1,240)	(522)
Loss on extinguishment of debt	349	—
Other income	(702)	(301)
Other expense	333	150

Total other expenses (income)	17,872	6,567

INCOME BEFORE INCOME TAXES	24,947	4,152

INCOME TAX PROVISION	8,092	1,499

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	16,855	2,653

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	29

NET INCOME	$16,855	$2,682

Basic earnings per share	$0.40	$0.08
Diluted earnings per share	$0.39	$0.08
Weighted-average basic shares	42,091,356	32,984,807
Weighted-average diluted shares	43,293,874	33,982,045
Dividends declared per common share	$0.2750	$0.2625
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,855	$2,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,122	8,870
Attachment O revenue accrual	(17,140)	—
Amortization of deferred financing fees and discount on long-term debt	470	372
Stock-based compensation expense	1,127	583
Loss on extinguishment of debt	349	—
Amortization of regulatory assets	483	483
Deferred income taxes	8,881	1,412
Other long-term liabilities	1,559	1,518
Other regulatory assets	(1,114)	—
Allowance for equity funds used during construction	(1,240)	(522)
Other	(716)	(546)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(15,635)	(13,727)

Net cash provided by operating activities	10,001	1,125

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(73,788)	(28,709)
Other	925	—

Net cash used in investing activities	(72,863)	(28,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	99,890
Borrowings under revolving credit agreements	235,900	11,700
Repayments of revolving credit agreements	(141,700)	(70,000)
Issuance of common stock	341	118
Dividends on common stock	(11,655)	(8,731)
Repurchase and retirement of common stock	(1,841)	—
Debt issuance costs	(333)	(1,383)

Net cash provided by financing activities	80,712	31,594

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,850	4,010

CASH AND CASH EQUIVALENTS — Beginning of period	13,426	24,591

CASH AND CASH EQUIVALENTS — End of period	$31,276	$28,601

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2006 included in ITC Holdings’ Form 10-K for such period.
     The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
     The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year. The demand for electricity is seasonal and largely depends on weather conditions. Prior to January 1, 2007, the revenues we recognized were dependent on regulated transmission rates and monthly peak loads and our revenues and operating income were higher in the summer months when cooling demand is high. With the implementation of Forward-Looking Attachment O beginning January 1, 2007, the monthly peak loads will continue to be used for billing network revenues. However, we will accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the revenue amounts billed. Thus, we will recognize more revenues in periods where revenue requirements are higher, and less revenues in periods when revenue requirements are lower. Refer to Note 4 “Regulatory Matters— Forward-Looking Attachment O.”
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
(in thousands)	2007	2006
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(1,628)	$1,516
Inventory	(11,233)	(3,994)
Other current assets	5,404	(516)
Accounts payable	12,226	(1,265)
Accrued interest	(11,497)	(5,711)
Accrued taxes	(5,459)	(1,373)
Other current liabilities	(3,448)	(2,384)

Total change in current assets and liabilities	$(15,635)	$(13,727)
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$29,677	$12,097
Federal income taxes paid	150	236
Supplementary noncash investing and financing activities:
Conversion of restricted stock to ITC Holdings’ common stock	$1,205	$—
Additions to property, plant and equipment (a)	25,484	19,841
Allowance for equity funds used during construction	1,240	522

(a)	Amounts consist primarily of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2007 or 2006, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
Public Securities Offering
     In February 2007, International Transmission Holdings Limited Partnership, our largest shareholder at the time, sold or distributed its remaining 11,390,054 common shares through a secondary offering of 8,149,534 common shares and through distributions of 3,240,520 common shares to its general and limited partners. ITC Holdings received no proceeds from these offerings and distributions. ITC Holdings incurred offering costs of $0.6 million relating to this transaction, which were recorded to general and administrative expenses in the three months ended March 31, 2007.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 157, Fair Value Measurements
     Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact that adoption of this statement will have on our consolidated financial statements.
Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)
     Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), requires the recognition of the funded status of a defined benefit plan in the statement of financial position as other comprehensive income or as a regulatory asset or liability, as appropriate. Additionally, SFAS 158 requires that changes in the funded status be recognized through comprehensive income or as changes in regulatory assets or liabilities, requires the measurement date for defined benefit plan assets and obligations to be the entity’s fiscal year-end and expands disclosures. In December 2006, we adopted the recognition and disclosures under SFAS 158 and did not adopt the new measurement date which is effective for fiscal years ending after December 15, 2008. We expect to adopt a December 31 measurement date for the year ended December 31, 2007, but have not determined the impact the measurement date adoption may have on our results of operations, cash flows or financial position.
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
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. The provisions of FIN 48 were effective for us beginning January 1, 2007. At the adoption date and as of March 31, 2007, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, as we determined that all tax positions taken are highly certain. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years before 2003. State and city jurisdictions that remain subject to examination range from tax years 2002 to 2006. There are currently no income tax examinations in process. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded in interest expense and penalties would be recorded in other expense.
3. ACQUISITIONS
     Pending Acquisition of Interstate Power and Light Company Transmission Assets — On January 18, 2007, ITC Holdings’ newly formed subsidiary, ITC Midwest, signed a definitive agreement to acquire the transmission assets of Interstate Power and Light Company (“IP&L”), an Alliant Energy Corporation subsidiary, in a transaction valued at approximately $750.0 million. We expect to finance the transaction through a combination of cash on hand and equity and debt financings. Through March 31, 2007, we have incurred acquisition costs of $0.4 million recorded in other assets. In the event the acquisition is not consummated, the acquisition costs would be recognized as an expense in our consolidated statement of operations.
     The transaction is subject to customary closing conditions and regulatory approvals, including approval from the FERC, the Iowa Utilities Board, the Minnesota Public Utilities Commission and the Illinois Commerce Commission.

We made filings in March and April 2007 with the various state regulatory agencies to obtain these approvals. Our FERC application, expected to be filed in May 2007, will seek approval of a rate construct for ITC Midwest that is similar to the rate constructs of ITCTransmission and METC. The transaction is also subject to the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which was filed on April 27, 2007. The parties must also receive approval of the Missouri Public Service Commission to assign IP&L’s Certificate of Public Convenience and Necessity to ITC Midwest, which is expected to be filed in May 2007. It is a condition to closing that each party receive regulatory approvals on terms and conditions substantially equivalent to those requested in the parties’ applications for such approvals. If closing of the transaction has not occurred on or before December 31, 2007, in most cases either party may terminate the agreement at any time after that date. ITC Midwest and IP&L have agreed that in the event that either party terminates the acquisition agreement as a result of a breach by the other party of its covenants, agreements or representations, made as of the date of the acquisition agreement, which would cause the closing conditions contained in the acquisition agreement not to be satisfied, the terminating party shall be entitled as its sole and exclusive remedy to liquidated damages equal to approximately $24.0 million, or $45.0 million solely in the event that such breach is ITC Midwest’s failure to pay IP&L the purchase price at closing of the transaction. The closing of the IP&L acquisition is not subject to any condition that ITC Holdings or ITC Midwest have completed any financing prior to consummation of the transaction.
     METC Acquisition — On October 10, 2006, ITC Holdings acquired indirect ownership of all of METC. As of March 31, 2007, the purchase price allocation has not been finalized. The amount of federal income tax net operating loss carryforwards acquired estimated to be $35.0 million at March 31, 2007, is expected to be finalized during 2007 upon completion of the 2006 tax returns. Additionally, certain purchase accounting liabilities, including the $20.0 million accrued rate case settlement, have not been finalized. Based on the preliminary purchase price allocation METC has recorded goodwill of $450.0 million.
4. REGULATORY MATTERS
     Forward-Looking Attachment O — On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. In periods of capital expansion and increasing rate base, ITCTransmission and METC will recover the costs of these capital investments on a more timely basis than under the previous Attachment O method that used historical information.
     Under the Forward-Looking Attachment O formula, ITCTransmission and METC use forecasted expenses, rate base, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems for that year. Billed revenues under Forward-Looking Attachment O continue to be based on actual monthly peak loads multiplied by the network transmission rate. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed revenues for each year.
     The true-up mechanism meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, for each interim and annual reporting period beginning with the quarter ended March 31, 2007, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using Forward-Looking Attachment O. ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the revenue amounts billed relating to that reporting period. Thus, we will recognize more revenues in periods where revenue requirements are higher, and less revenues in periods when revenue requirements are lower. Under Forward-Looking Attachment O, the monthly peak loads and network transmission rates continue to be used for billing network revenues. The true-up amount for each calendar year is automatically reflected in customer bills within two years under the provisions of Forward-Looking Attachment O. For the three months ended March 31, 2007, we have recorded $17.1 million of additional operating revenues to recognize actual net revenue requirement for the period that exceeded the amount billed relating to the period.
     Our network transmission rates in effect through the year ended December 31, 2006 were established using a rate setting method that primarily used historical FERC Form No. 1 data and did not include a true-up mechanism that met the requirements of EITF 92-7. Accordingly, revenue was recognized for services provided during the reporting period based on actual monthly peak loads during the period multiplied by the network transmission rate calculated using the Attachment O formula, regardless of actual revenue requirement for the reporting period.
     METC Rate Case — On January 19, 2007, METC and other parties to the rate case entered into a settlement agreement to resolve all outstanding matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. The terms of this settlement agreement were certified by the Administrative Law Judge in

February 2007 and have been filed with the FERC and remain subject to its approval. Under the filed settlement terms, METC would be required to make payments totaling $20.0 million to various transmission customers within 30 days after a final FERC order approving the settlement is issued. METC’s payment pursuant to this settlement would be in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC shall have no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement would establish the balances and amortization to be used for ratemaking for the METC Regulatory Deferrals and the METC ADIT Deferrals as discussed below.
     METC has deferred, as a regulatory asset, depreciation and interest expense associated with transmission assets placed in service from May 1, 2002 through December 31, 2005 (the “METC Regulatory Deferral”). METC has also recorded a regulatory asset related to the amount of accumulated deferred income taxes included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC ADIT Deferral”), the benefit of which remained with Consumers Energy. The METC rate case settlement establishes an initial balance of the METC Regulatory Deferral and related intangible asset as $55.0 million with 20-year amortization beginning January 1, 2007. In addition, the settlement establishes an initial balance of the METC ADIT Deferral and related intangible asset as $61.3 million with 18-year amortization beginning January 1, 2007.
     During the three months ended March 31, 2007, we recognized $0.8 million of amortization of the regulatory assets and $0.8 million of amortization of the intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral in depreciation and amortization expenses. We will recognize a total of $6.2 million of annual amortization expense for the METC ADIT Deferral and the METC Regulatory Deferral beginning in 2007 unless the settlement agreement is not approved by the FERC, with $3.2 million of amortization relating to the regulatory assets and $3.0 million relating to the intangible assets. We expect to amortize $3.0 million of the intangible assets per year over the next five years.
     Redirected Transmission Service — In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, the FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. We earn revenues based on an allocation from MISO for certain redirected transmission service and are obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and we refunded $0.5 million relating to redirected transmission service.
     With respect to the April 2005 order requiring refunds, certain transmission customers filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, the FERC granted the rehearing requests, which required additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission, METC and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. In May 2007, FERC denied the rehearing requests filed in December 2005. We had previously reserved an estimate for the refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May 2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. As of March 31, 2007, we have reserved $0.1 million for estimated refunds of redirected transmission services revenue received subsequent to January 2005.
     MISO Tariff Revisions — In November 2004, in FERC Docket No. ER05-273, MISO filed proposed revisions to its tariff related to non-firm redirected service. Specifically, MISO proposed to add language such that a firm point-to-point transmission customer that redirected its original reservation on a non-firm basis over receipt and delivery points other than those originally reserved (i.e., secondary receipt and delivery points) would be charged the higher of: (1) the rate associated with the original firm point-to-point transmission service reservation that was redirected; or (2) the rate for the non-firm point-to-point transmission service obtained over the secondary receipt or delivery point. In January 2005, the FERC issued an order accepting the revisions filed by MISO and suspending the revisions to be effective January 30, 2005, subject to refund and the outcome of a hearing. In February 2007, the FERC denied MISO’s tariff revisions, concluding that MISO had not demonstrated that its proposed tariff revisions were consistent with, or superior to, the Order No. 888 pro forma Open Access Transmission Tariff. ITCTransmission and METC may be required to refund amounts relating to the redirected transmission tariff revisions upon completion of the refund calculations by MISO, which MISO expects to complete no earlier than June 2007. We did not accrue any amounts relating to this proceeding as of March 31, 2007, because we cannot estimate the amount of the refund, if any, until MISO’s calculations are completed. We do not expect the resolution of this matter to have a material impact on our consolidated financial statements.

     Long Term Pricing — In November 2004, in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment (“SECA”), as set forth in previous FERC orders, that took effect December 1, 2004, and remained in effect until March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate administered by MISO.
     From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of 2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA revenues are participating in settlement discussions with certain counterparties that paid the SECA amounts. As of March 31, 2007, ITCTransmission and METC have reserves recorded of $0.4 million and $0.3 million, respectively, as estimates of the amounts to be refunded to the counterparties that are participating in settlement discussions. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these nonparticipating counterparties.
     Elimination of Transmission Rate Discount — Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we recorded revenues based only on the amounts collected by MISO and remitted to ITCTransmission. These amounts did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, the FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants sought rehearing at the FERC of the July 5, 2005 order and in December 2005, the FERC denied the rehearing requests. In January 2006, several complainants sought rehearing of the December 2005 order denying rehearing. Subsequently in February 2006, the FERC denied that rehearing request. These complainants filed a petition for review of the July 2005 and December 2005 orders at the U.S. Court of Appeals. A briefing schedule has been adopted with final briefs due in June 2007, after which a decision will be rendered by the U.S. Court of Appeals.
5. LONG-TERM DEBT
Revolving Credit Agreements
     New Revolving Credit Agreements— On March 29, 2007, ITC Holdings entered into a revolving credit agreement, (the “ITC Holdings Credit Agreement”), dated as of March 29, 2007, with certain banks, financial institutions and other institutional lenders, (the “Lenders”) and JP Morgan Chase Bank, N.A. as administrative agent for the Lenders (the “Administrative Agent”). The ITC Holdings Credit Agreement establishes an unguaranteed, unsecured revolving credit facility under which ITC Holdings may borrow and issue letters of credit up to $125.0 million (subject to increase to $150.0 million, as provided in the ITC Holdings Credit Agreement). Funds borrowed may be used for general corporate purposes of ITC Holdings and its subsidiaries. The ITC Holdings Credit Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets; dividends; and sale leaseback transactions and (b) require ITC Holdings to maintain a maximum total debt to total capitalization ratio of 75% (subject to temporary increase to 85% in connection with the completion of the IP&L acquisition). The ITC Holdings Credit Agreement contains customary representations and warranties and events of default. The maturity date of the ITC Holdings Credit Agreement is March 29, 2012. With the consent of Lenders holding a majority of the commitments under the ITC Holdings Credit Agreement, ITC Holdings may extend the maturity date of the ITC Holdings Credit Agreement for up to two additional one-year periods. At ITC Holdings’ option, loans under the ITC Holdings Credit Agreement will bear interest at a rate equal to LIBOR plus an applicable margin based on its debt rating, initially 0.625%, or at a base rate, which is defined as the higher of the Administrative Agent’s prime rate or 0.5% above the federal funds rate, in each case subject to adjustments based on ratings and commitment utilization. At March 31, 2007, ITC Holdings had $88.0 million outstanding under the ITC Holdings Credit Agreement.

     Additionally, on March 29, 2007, ITCTransmission and METC entered into a revolving credit agreement (the “ITCTransmission/METC Credit Agreement”), dated as of March 29, 2007, with the Lenders and the Administrative Agent. The ITCTransmission/METC Credit Agreement establishes an unguaranteed, unsecured revolving credit facility under which ITCTransmission may borrow and issue letters of credit up to $80.0 million (subject to increase to $105.0 million as provided in the ITCTransmission/METC Credit Agreement) and METC may borrow and issue letters of credit up to $35.0 million (subject to increase to $60.0 million upon the occurrence of certain regulatory events and subject to further increase to $85.0 million as provided in the ITCTransmission/METC Credit Agreement). Funds borrowed may be used for general corporate purposes of ITCTransmission and METC and their respective subsidiaries, if any. The ITCTransmission/METC Credit Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets; dividends; and sale leaseback transactions and (b) require each of ITCTransmission and METC to maintain a maximum debt to capitalization ratio of 65%. The ITCTransmission/METC Credit Agreement contains customary representations and warranties and events of default. The maturity date of the ITCTransmission/METC Credit Agreement is March 29, 2012. With the consent of Lenders holding a majority of the commitments under the ITCTransmission/METC Credit Agreement, ITCTransmission and METC may extend the maturity date of the ITCTransmission/METC Credit Agreement for up to two additional one-year periods. At ITCTransmission’s option, loans made to ITCTransmission under the ITCTransmission/METC Credit Agreement will bear interest at a rate equal to LIBOR plus an applicable margin based on its debt rating, initially 0.35%, or at a base rate, which is defined as the higher of the Administrative Agent’s prime rate or 0.5% above the federal funds rate, in each case subject to adjustments based on ratings and commitment utilization. At METC’s option, loans made to METC under the ITCTransmission/METC Credit Agreement will bear interest at a rate equal to LIBOR plus an applicable margin based on its debt rating, initially 0.45%, or at a base rate, which is defined as the higher of the Administrative Agent’s prime rate or 0.5% above the federal funds rate, in each case subject to adjustments based on ratings and commitment utilization. At March 31, 2007, ITCTransmission and METC had $32.7 million and $0.0 million outstanding under the ITCTransmission/METC Credit Agreement, respectively.
     Termination of Revolving Credit Agreements—On March 29, 2007, ITC Holdings terminated its revolving credit agreement dated as of March 19, 2004. Accordingly, the remaining unamortized balance of deferred financing fees of $0.3 million relating to the terminated agreement was recorded as a loss on extinguishment of debt during the three months ended March 31, 2007.
     On March 29, 2007, ITCTransmission terminated its revolving credit agreement dated as of July 16, 2003. In accordance with FERC regulations, the remaining unamortized balance of deferred financing fees of $0.5 million relating to the terminated agreement was reclassified from deferred financing fees to other regulatory assets. ITCTransmission does not earn a return on this regulatory asset. The amounts are amortized on a straight-line basis through March 2010, which was the maturity date of this revolving credit agreement, and are included as a component of long-term interest used to calculate the cost of long-term debt under Attachment O.
     On March 29, 2007, METC terminated its revolving credit agreement dated as of December 8, 2003. There was no remaining unamortized balance of deferred financing fees.
6. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
     During the three months ended March 31, 2007, we repurchased 41,867 shares of common stock for an aggregate of $1.8 million, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.
     In 2006, our Board of Directors and shareholders approved the implementation of the Employee Stock Purchase Plan, (“ESPP”). The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. We implemented the ESPP effective April 1, 2007, with an initial purchase period of April 1, 2007 through July 31, 2007. The ESPP is accounted for under the expense recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment. We do not expect the ESPP to have a material effect on our consolidated financial statements.

7. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three months ended March 31, 2007 and 2006 is presented in the following table:

	Three months ended
	March 31,
(In thousands, except share and per share data)	2007	2006
Basic earnings per share:
Net income	$16,855	$2,682
Weighted-average shares outstanding	42,091,356	32,984,807

Basic earnings per share	$0.40	$0.08

Diluted earnings per share:
Net income	$16,855	$2,682
Weighted-average shares outstanding	42,091,356	32,984,807
Incremental shares of stock-based awards	1,202,518	997,238

Weighted-average dilutive shares outstanding	43,293,874	33,982,045

Diluted earnings per share	$0.39	$0.08

     Basic earnings per share excludes 256,973 and 280,298 shares of restricted common stock at March 31, 2007 and 2006, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     There were 13,372 and 26,000 potential shares of common stock for the three months ended March 31, 2007 and 2006, respectively, excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was antidilutive.
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
     While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We expect to contribute $4.0 million to the defined benefit retirement plan relating to 2006 in 2007. We have no minimum funding requirement relating to 2006 to be paid in 2007.

     Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2007	2006
Service cost	$400	$294
Interest cost	250	251
Expected return on plan assets	(150)	(107)
Amortization of prior service cost	(275)	123
Amortization of unrecognized (gain)/loss	450	458

Net pension cost	$675	$1,019

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute $0.4 million to the plan in 2007.
     Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2007	2006
Service cost	$300	$295
Interest cost	100	68
Expected return on plan assets	—	(10)
Amortization of actuarial loss	100	19

Net postretirement cost	$500	$372

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.
9. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors gives consideration to dividends paid, or expected to be paid, on our common stock. During the three months ended March 31, 2007, our board of directors authorized awards under the special bonus plans of $0.7 million, with $0.3 million relating to vested awards and $0.4 million relating to awards that are expected to vest over periods ranging from 13 to 42 months. During the three months ended March 31, 2007, we recorded general and administrative expenses of $0.3 million for the amortization of awards that are expected to vest, which includes amortization of awards granted during 2007, 2006 and 2005, and we recorded general and administrative expenses of $0.3 million for awards that were vested when granted in 2007. During the three months ended March 31, 2006, we recorded general and administrative expenses of $0.1 million for the amortization of awards that are expected to vest, which included amortization of awards granted during both 2006 and 2005, and we recorded general and administrative expenses of $0.3 million for awards that were vested when granted in 2006.
     During the three months ended March 31, 2007 and 2006, we made contributions of $0.2 million and $0.2 million, respectively, to fund the special bonus plans for non-executive employees, which were recorded in other assets.

10. CONTINGENCIES
Litigation
     We are involved in certain legal proceedings before various courts, governmental agencies, and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.
CSX Transportation, Inc.
     On August 2, 2006, CSX Transportation, Inc. (“CSX”) filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. The total alleged damage in this lawsuit is approximately $1.1 million. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, which may result in a future determination from the insurance provider that there is no potential for coverage as to some or all of the claimed damages. Regardless of the notice by the insurance provider, ITCTransmission filed its response to the complaint and intends to vigorously defend against this action. This litigation is in the early stages of evidence discovery and a trial date has not yet been set. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
Termination of Contracts for Engineering and Other Services
     After ITC Holdings acquired METC in 2006, two contracts between METC and GE Energy Services for engineering and other services were claimed by GE Energy Services to be terminated or disputed. GE Energy Services invoiced METC for amounts it claims are owed under those contracts for work performed prior to termination. METC has paid certain of the charges for work actually completed on the METC system prior to contract termination. However, METC has disputed the remainder of the invoices, which total to $2.8 million, contending that the charges are not covered by the written terms of the original METC contracts. METC and GE Energy Services are currently engaged in discussions in an effort to resolve the dispute.
Consumers Energy Company Bonus Payments
     In 2004, ITCTransmission received a demand for reimbursement from Consumers Energy Company (“Consumers Energy”), which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers Energy to its employees for the operation of the Michigan Electric Coordinated Systems control area in 2002. In December 2005, Consumers Energy filed a lawsuit in Michigan circuit court against ITCTransmission, The Detroit Edison Company and DTE Energy Company seeking reimbursement from any party. In June 2006, ITCTransmission was dismissed from the lawsuit based on the court’s finding that the dispute is subject to a mandatory arbitration clause under an applicable agreement between ITCTransmission and Consumers Energy. We have not recorded an accrual for this matter based on our assessment of the likelihood of any liabilities resulting from these claims.
Thumb Loop Project
     During 2003 through 2005, ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replaced a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. In October 2006, the state trial court issued a final order determining that the Thumb Loop Project does not overburden ITCTransmission’s easement rights. Plaintiff landowners have filed a claim of appeal with the Michigan Court of Appeals. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project are recorded in property, plant and equipment and totaled $0.2 million as of March 31, 2007. Any additional legal costs or damages that result from these proceedings are expected to be included in property, plant and equipment.

Property Taxes
     Since the formation of METC in 2002, numerous municipalities have applied their own property valuation tables assessing the value of METC’s personal property, rather than using the property valuation tables approved by the State of Michigan Tax Commission (“STC”). This has resulted in higher assessed values on METC’s personal property. METC filed appeals challenging the municipalities that did not utilize the STC valuation tax tables. The Michigan Court of Appeals issued an opinion in 2004 affirming the use of the valuation tax tables approved by the STC. None of the parties involved elected to appeal the court’s decision. Following the Appeals Court decision, many of METC’s tax appeals have now been settled by stipulation.
     Cases not settled will eventually be scheduled for hearing before the Michigan Tax Tribunal. Currently, most taxing jurisdictions that previously applied their own valuation tax tables have commenced using the approved STC valuation tax tables. In 2006, METC began making tax payments based upon valuations using the STC approved tax tables. Previously METC made property tax payments based on the full amounts billed by the municipalities, while expensing only the amounts that would have been billed by using the valuation tax tables approved by the STC. METC has established receivables of $0.6 million as of March 31, 2007 for the expected refunds to be collected for METC’s payments made using the higher tax tables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in Part I, Item 1A – Risk Factors of our Form 10-K for the fiscal year ended December 31, 2006 (as updated in Part II, Item 1A of this report) and the following:
•	unless ITC Holdings receives dividends or other payments from ITCTransmission, METC or other subsidiaries, ITC Holdings will be unable to pay dividends to its shareholders and fulfill its cash obligations;

•	the FERC’s December 2005 rate order authorizing METC’s current rates is subject to a hearing and possible judicial appeal and in any such proceedings, METC could be required to refund revenues to customers under the rates that became effective January 1, 2006 and June 1, 2006, and the rates that METC charges for services could be reduced;

•	certain elements of ITCTransmission’s and METC’s cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows;

•	ITCTransmission’s and METC’s actual capital investments may be lower than planned, which would decrease their respective expected rate bases and therefore our revenues;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions or may subject us to liabilities;

•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our shareholders;

•	our network loads are seasonal and may be lower than expected, which would impact the timing of collection of our revenues;

•	ITCTransmission depends on The Detroit Edison Company, (“Detroit Edison”), its primary customer, for a substantial portion of its revenues, and any material failure by Detroit Edison to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and our debt obligations;

•	METC depends on Consumer Energy Company (“Consumers Energy”), its primary customer, for a substantial portion of its revenues, and any material failure by Consumers Energy to make payments for transmission services would adversely affect our revenues and our ability to service METC’s and our debt obligations;

•	METC does not own the majority of the land on which its transmission assets are located and, as a result, it must comply with the provisions of an easement agreement with Consumers Energy, which may adversely impact METC’s ability to complete its construction projects in a timely manner;

•	deregulation and/or increased competition may adversely affect ITCTransmission’s, METC’s customers or Detroit Edison’s customers or Consumers Energy’s customers, which may affect our ability to collect revenues;

•	hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s or METC’s operations or the imposition of civil or criminal penalties;

•	ITCTransmission and METC are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	We may encounter difficulties consolidating METC into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition;

•	the proposed acquisition of Interstate Power and Light (“IP&L”) assets may not occur on a timely basis or at all, and the required governmental approvals may not be obtained on a timely basis or at all;

•	the purchase price for the IP&L assets is subject to adjustment and, therefore, the final purchase price cannot be determined at this time;

•	the proposed IP&L acquisition may not be as financially or operationally successful as originally contemplated;

•	we may encounter difficulties consolidating IP&L’s transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the proposed acquisition;

•	we are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing;

•	certain provisions in our debt instruments limit our capital flexibility;

•	adverse changes in our credit ratings may negatively affect us;

•	future transactions may limit our ability to use our federal income tax net operating loss carryforwards;

•	ITCTransmission’s and METC’s ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or dividend payments to our stockholders; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”) may have a material adverse effect on our financial position, results of operations, cash flows and prospects.
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
OVERVIEW
     Through our regulated operating subsidiaries, ITCTransmission and METC, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in our transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive to lower the delivered cost of electricity and improve accessibility to generation sources of choice, including renewables. ITCTransmission and METC operate contiguous, high-voltage systems that transmit electricity to local electricity distribution facilities from generating stations throughout Michigan and surrounding areas. The local distribution facilities connected to our systems serve an area comprising substantially all of the lower peninsula of Michigan, which had an estimated population of 9.8 million people at December 31, 2006.
     As transmission utilities with rates regulated by the FERC, ITCTransmission and METC earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, ITCTransmission and METC are subject to rate regulation only by the FERC. The rates charged by ITCTransmission and METC are established using a formulaic cost-of-service model, referred to as “Attachment O” and re-calculated annually, allowing for the recovery of actual expenses, including depreciation and amortization, income taxes and a return on rate base, consisting primarily of property, plant and equipment..
     ITCTransmission’s and METC’s primary operating responsibilities include maintaining, improving and expanding their transmission systems to meet their customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to ensure physical limits are not exceeded.
     We derive nearly all of our revenues from providing (1) network transmission service, (2) point-to-point transmission service, and (3) scheduling, control and dispatch services over our system. Substantially all of our operating expenses and assets support our transmission operations. ITCTransmission’s principal transmission service customer is Detroit Edison and METC’s principal transmission service customer is Consumers Energy. Our remaining revenues are generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers, from transaction-based capacity reservations on ITCTransmission’s and METC’s transmission systems and from providing ancillary services to customers.
     Significant events that have occurred recently or are expected to occur that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2007 or may affect future results are:
•	our acquisition of all of the indirect ownership interests in METC in October 2006;

•	ITCTransmission’s and METC’s capital investment of $47.5 million and $20.0 million, respectively, for the three months ended March 31, 2007 resulting from our focus on improving system reliability;

•	the implementation of Forward-Looking Attachment O effective January 1, 2007, resulting in higher operating revenues for the three months ended March 31, 2007 and reducing the seasonality of operating revenues and net income;

•	debt issuances in 2006, resulting in higher interest expense;

•	the pending acquisition of the transmission assets of IP&L;

•	the pending settlement of METC’s rate case, which would result in payment to various transmission customers in the aggregate amount of $20.0 million; and

•	the termination of the services contract with Consumers Energy.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
     Forward-Looking Attachment O — On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on rate base on a current rather than a lagging basis. In periods of capital expansion and increasing rate base, ITCTransmission and METC will recover the costs of these capital investments on a more timely basis than under the previous Attachment O method that used historical information.
     Under the Forward-Looking Attachment O formula, ITCTransmission and METC will use forecasted expenses, rate base, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems for that year. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed revenues for each calendar year.
     The true-up mechanism meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, for each interim and annual reporting period beginning with the quarter ended March 31, 2007, we recognize revenues for services provided during each reporting period based on actual net revenue requirements calculated using Forward-Looking Attachment O. ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the revenue amounts billed relating to that reporting period. Thus, we will recognize more revenues in periods where revenue requirements are higher, and less revenues in periods when revenue requirements are lower. Under Forward-Looking Attachment O, the monthly peak loads and network transmission rates continue to be used for billing network revenues. The true-up amount for each calendar year is automatically reflected in customer bills within two years under the provisions of Forward-Looking Attachment O. For the three months ended March 31, 2007, we have recorded $17.1 million of additional operating revenues to recognize actual net revenue requirement for the period that exceeded the amount billed relating to the period.
     Our network transmission rates in effect through the year ended December 31, 2006 were established using a rate setting method that primarily used historical FERC Form No. 1 data and did not include a true-up mechanism that met the requirements of EITF 92-7. Accordingly, revenue was recognized for services provided during the reporting period based on actual monthly peak loads during the period multiplied by the network transmission rate calculated using the Attachment O formula, regardless of actual revenue requirement for the reporting period.
Pending Acquisition of Transmission Assets
     On January 18, 2007, ITC Holdings’ newly formed subsidiary, ITC Midwest, signed a definitive agreement to acquire for cash the transmission assets of IP&L in a transaction valued at approximately $750.0 million, excluding expenses. Through March 31, 2007, we have incurred acquisition costs of $0.4 million recorded in other assets. In the event the acquisition is not consummated, the acquisition costs would be recognized as and expense in our consolidated statement of operations.
     IP&L’s transmission assets currently consist of approximately 6,800 miles of transmission lines at voltages of 34.5kV and above and associated substations, predominantly located in Iowa with some assets in Minnesota, Illinois and Missouri. The rate base being acquired is expected to be in a range between $400.0 million and $425.0 million. The purchase price is subject to several purchase price adjustments relating to liabilities actually assumed by ITC Midwest and the actual rate base and construction work in progress actually transferred to ITC Midwest by IP&L.
     The transaction is subject to customary closing conditions and regulatory approvals, including approval from the FERC, the Iowa Utilities Board, the Minnesota Public Utilities Commission and the Illinois Commerce Commission. We made filings in March and April 2007 with the various state regulatory agencies to obtain these approvals. Our FERC application, expected to be filed in May 2007, will seek approval of a rate construct for ITC Midwest that is similar to the rate constructs of ITCTransmission and METC. The transaction is also subject to the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Acts of 1976, as amended, which was filed on April 27, 2007. The parties must also receive approval of the Missouri Public Service Commission to assign IP&L’s Certificate of Public Convenience and Necessity to ITC Midwest, which is expected to be filed in May 2007. It is a condition to closing that each party receives regulatory approvals on terms and conditions substantially equivalent to those requested in the parties’ applications for such approvals. If closing of the transaction has not occurred on or before December 31, 2007, in most cases either party may terminate the agreement at any time after that date.
     ITC Midwest expects to finance the transaction through a combination of cash on hand, the proceeds from a sale of common stock of ITC Holdings and the issuance of debt by ITC Holdings and/or ITC Midwest to maintain ITC Holdings’ targeted capital structure of 70% debt and 30% equity. The transaction is expected to close in the fourth quarter of 2007. ITC Midwest and IP&L have agreed that in the event that either party terminates the acquisition agreement as a result of a breach by the other party of its covenants, agreements or representations, made as of the date of the acquisition agreement, which would cause the closing conditions contained in the acquisition agreement not to be satisfied, the terminating party shall be entitled as its sole and exclusive remedy to liquidated damages equal to approximately $24.0 million, or $45.0 million solely in the event that such breach is ITC Midwest’s failure to pay IP&L the purchase price at closing of the transaction. The closing of the IP&L acquisition is not subject to any condition that ITC Holdings or ITC Midwest have completed any financing prior to consummation of the transaction. ITC Holdings has received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”). ITC Holdings does not intend to draw down on the Bridge Facility unless funds from the contemplated common equity offering and debt offerings are unavailable at the time of closing. The availability of the Bridge Facility is subject to the satisfaction of customary conditions to consummation, including the consummation of the acquisition and the execution of definitive financing documents. The Bridge Facility expires upon the earlier of December 31, 2007 or the date ITC Holdings notifies the Lead Arranger that the acquisition has been abandoned. In the event the acquisition is not consummated, ITC

Holdings is not liable for any fees or payments under the Bridge Facility. In the event the acquisition is consummated, ITC Holdings would pay the Lead Arranger an arrangement fee of 0.125% on the aggregate amount of the Bridge Facility and an additional fee of 0.125% per annum which accrues beginning on August 1, 2007 until the date of closing of the acquisition. These fees would be recorded in general and administrative expenses and would be approximately $1.4 million if the acquisition is consummated on December 31, 2007. Additionally, in the event the Bridge Facility is drawn upon, ITC Holdings will pay a funding fee equal to 0.375% of the aggregate amount of the loans borrowed. All or a portion of the funding fee will be rebated upon refinancing of the Bridge Facility in the event a refinancing occurs within 150 days of when the Bridge Facility was initially drawn upon. The borrowings under the Bridge Facility bear interest at ITC Holdings’ option, at either LIBOR plus a margin of 0.625% or a base rate, defined as the higher of the Lead Arranger’s prime rate or 0.5% above the federal funds rate, plus a margin of 0.625%, which margins are subject to adjustment based on ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services from time to time.
     In connection with the acquisition, ITC Holdings has executed a guaranty, pursuant to which it has agreed to unconditionally guarantee the payment and performance of the obligations of ITC Midwest under the acquisition agreement.
     There can be no assurance that our acquisition of IP&L’s transmission assets will be consummated. We may not successfully complete our acquisition of the transmission assets of IP&L as a result of our failure, or IP&L’s failure, to obtain the necessary regulatory approvals or other approvals on a timely basis. In addition, both we and IP&L must comply with a number of closing conditions in order to consummate the acquisition and, in addition, we must obtain financing to pay the purchase price for the transmission assets. If we do successfully acquire the transmission assets of IP&L, we may not realize the strategic and other benefits that we currently expect. See Part I, Item 1A “Risk Factors — Risks Related to the Pending Acquisition of IP&L’s Transmission Assets” in our Form 10-K for the fiscal year ended December 31, 2006.
METC Rate Case Settlement Agreement
     On January 19, 2007, METC, MISO, Consumers Energy, Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc. and ITCTransmission entered into a settlement agreement to resolve all outstanding matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC’s December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. The terms of this settlement agreement were certified by the Administrative Law Judge in February 2007 and have been filed with the FERC and remain subject to its approval.
     Under the filed settlement terms, METC would be required to make payments totaling $20.0 million to various transmission customers within 30 days after there is a final FERC order approving the settlement. METC’s payment pursuant to this settlement would be in lieu of any and all refund and/or refund with interest requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC shall have no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement would establish the balances and amortization to be used for ratemaking for the Regulatory Deferrals and ADIT Deferrals.
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
Termination of Consumers Energy Services Contract
     Consumers Energy had provided METC with services relating to METC’s transmission assets pursuant to a services contract. The services contract provided METC with labor for the following:
•	operating, maintenance and inspection work;

•	reactive maintenance;

•	major maintenance programs;

•	capital work at METC’s request;

•	system control and system operation; and

•	spare parts inventory management.
     For the year ended December 31, 2006, including amounts paid prior to our acquisition of METC, METC paid approximately $21.7 million to Consumers Energy for these services. Effective May 1, 2007, the services contract was terminated as planned. We have hired staff and procured services to replace those provided under the services contract and are contracting with qualified parties on the most economically attractive terms available to METC. We do not believe the termination of the services contract will materially affect our results of operations, financial condition, or cash flows.
Public Securities Offering
     In February 2007, International Transmission Holdings Limited Partnership, (“IT Holdings LP”), our largest shareholder at the time, sold or distributed its remaining 11,390,054 common shares through a secondary offering of 8,149,534 common shares and through distributions of 3,240,520 common shares to its general and limited partners. ITC Holdings received no proceeds from these offerings and distrbutions. ITC Holdings incurred estimated offering costs of $0.6 million relating to this transaction, which was recorded in general and administrative expenses in the first quarter of 2007.
     Prior to the February 2007 sale and distribution, the ability of our shareholders, other than the IT Holdings LP, to influence our management and policies was limited, including with respect to our acquisition or disposition of assets, the approval of a merger or similar business combination, the incurrence of indebtedness, the issuance of additional shares of common stock or other equity securities and the payment of dividends or other distributions on our common stock. In addition, we could not take certain actions that would adversely affect the limited partners of the IT Holdings LP without their approval. Because the IT Holdings LP has divested itself of all remaining common shares and is dissolved, it is not expected that it will participate further in Company management.
Trends and Seasonality
Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for ITCTransmission and METC over the next few years under Attachment O, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The expected increase is partially a result of the implementation of Forward-Looking Attachment O, which will allow ITCTransmission and METC to recover their expenses and investments in transmission on a current rather than a lagging basis. ITCTransmission’s network transmission rate is $2.099 per kW/month, which became effective beginning on January 1, 2007, based on ITCTransmission’s implementation of Forward-Looking Attachment O. METC’s Forward-Looking Attachment O also became effective beginning January 1, 2007, however METC’s network transmission rate of $1.524 per kW/month in effect beginning June 1, 2006 will continue to be the rate used for network transmission service billing through December 31, 2007, and the rate will be updated effective January 1, 2008. The rates used during 2007 are subject to a true-up adjustment under Forward-Looking Attachment O based on actual net revenue requirement for 2007, and which will be included in 2009 network rates.
     The other factor that is expected to continue to increase our rates in future years is our anticipated capital investment in excess of depreciation as a result of our seven-year capital investment program which began January 1, 2005 for ITCTransmission and January 1, 2007 for METC. ITCTransmission and METC strive for high reliability of their systems, low delivered costs of electricity and accessibility to generation sources of choice, including renewables. We continually assess our transmission systems against standards established by the North American Electric Reliability Council and ReliabilityFirst Corporation, which are electric industry organizations that, in part, develop standards for reliability and monitor compliance with those standards. Analysis of the transmission systems against these voluntary reliability standards has become more focused and rigorous in recent years, primarily as a reaction to the August 2003 electrical blackout that affected sections of the northeastern and midwestern United States and Ontario, Canada. Moreover, on August 8, 2005 the Energy Policy Act was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s and METC’s systems, which in turn may reduce the delivered cost of electricity by allowing access to lower cost generation and reducing system losses. It may also facilitate access to generation sources of choice, including renewables.

     For the seven-year period from January 1, 2005 through December 31, 2011, based on our planning studies, we recognize a need to spend approximately $600.0 million within the ITCTransmission service territory alone to rebuild existing transmission property, plant and equipment. There may be additional investment of up to approximately $400.0 million over the same period to upgrade the system to address demographic changes in southeastern Michigan that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market. This additional investment may be needed to accommodate the siting of new generation or to increase import capacity to meet expected growth in peak electrical demand. Approximately $100.0 million may be invested over this period for the primary benefit of relieving congestion in the transmission system in southeastern Michigan, but the total of all these investments in the ITCTransmission system is not expected to exceed $1.0 billion. In 2006, ITCTransmission completed the second year of its capital investment program, and invested a total of $171.5 million in property, plant and equipment. Additionally, during the three months ended March 31, 2007 ITCTransmission invested $47.5 million in property, plant and equipment. We expect ITCTransmission’s total investments in property, plant and equipment in 2007 to be approximately $190.0 million, based on projects currently planned or being considered.
     We expect METC to invest approximately $600.0 million in its system over the seven-year period from January 1, 2007 through December 31, 2013. During the three months ended March 31, 2007 METC invested $20.0 million in property, plant and equipment. We expect that investments in property, plant and equipment at METC in 2007 will be approximately $50.0 million, based on projects currently planned or being considered. METC invested $50.0 million in property, plant and equipment in 2006, which includes the amount invested by METC prior to its acquisition.
     Investments in property, plant and equipment at ITCTransmission and METC could vary due to, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on ITCTransmission’s or METC’s system at any one time, regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. The following table shows actual and estimated additions to property, plant and equipment for ITCTransmission and METC, which includes amounts for METC prior to its acquisition.

     Our capital investment strategy is aligned with the FERC’s policy objective to promote needed investment in transmission infrastructure, improve reliability and reduce transmission constraints. We assess our performance based in part on the levels of prudent and necessary capital investment and maintenance spending on our transmission system.
Point-to-Point Revenue
     Our point-to-point revenue for the year ended December 31, 2006 was negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. Under Forward-Looking Attachment O, in applying the accounting for the true-up mechanism, the amount of point-to-point revenues is factored into actual net revenue requirement and does not have an impact on operating revenues or net income beginning in 2007.

     Seasonality
     Prior to January 1, 2007, the network revenues recognized by ITCTransmission and METC were dependent on monthly peak loads. Revenues and net income varied between periods based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period varied from the data on which the Attachment O rate was based, ITCTransmission and METC earned more or less revenue during that annual period and therefore recovered more or less than their respective net revenue requirements.
     Beginning January 1, 2007, the monthly peak loads continue to be used for billing network revenues. However, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Therefore, ITCTransmission and METC will recognize more revenues in periods where recoverable expenses and rate base are higher, and less revenues in periods where recoverable expenses and rate base are lower.
     ITCTransmission’s total of monthly peak loads for the three months ended 2007 was up 3.5% compared to the corresponding total for 2006, as shown in the table below.

Monthly Peak Load (in MW)	2007		2006		2005
	METC	ITCTransmission	METC	ITCTransmission	ITCTransmission
January	6,046	7,876		7,754	8,090
February	6,228	8,170		7,667	7,672
March	6,006	7,739		7,554	7,562
April		7,141		7,035	7,299
May				10,902	7,678
June				9,752	12,108
July				12,392	11,822
August				12,745	12,308
September				8,415	10,675
October			5,642	7,302	9,356
November			6,103	7,724	7,943
December			6,527	8,257	8,344

Total			18,272	107,499	110,857

RESULTS OF OPERATIONS
Results of Operations and Variances

				Percentage
	Three months ended March 31,		Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
OPERATING REVENUES	$101,274	$39,069	$62,205	159.2%

OPERATING EXPENSES
Operation and maintenance	18,540	6,657	11,883	178.5%
General and administrative	15,023	7,477	7,546	100.9%
Depreciation and amortization	16,122	8,870	7,252	81.8%
Taxes other than income taxes	8,770	5,346	3,424	64.0%

Total operating expenses	58,455	28,350	30,105	106.2%

OPERATING INCOME	42,819	10,719	32,100	299.5%

OTHER EXPENSES (INCOME)
Interest expense	19,132	7,240	11,892	164.3%
Allowance for equity funds used during construction	(1,240)	(522)	(718)	137.5%
Loss on extinguishment of debt	349	—	349	n/a
Other income	(702)	(301)	(401)	133.2%
Other expense	333	150	183	122.0%

Total other expenses (income)	17,872	6,567	11,305	172.1%

INCOME BEFORE INCOME TAXES	24,947	4,152	20,795	500.8%

INCOME TAX PROVISION	8,092	1,499	6,593	439.8%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	16,855	2,653	14,202	535.3%

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	29	(29)	(100.0)%

NET INCOME	$16,855	$2,682	$14,173	528.4%

Operating Revenues
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     The following table sets forth the components of and changes in operating revenues for the three months ended March 31:

						Percentage
	2007		2006		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network	$76,810	75.9%	$36,078	92.3%	$40,732	112.9%
Point-to-point	3,648	3.6%	1,245	3.2%	2,403	193.0%
Scheduling, control and dispatch	3,169	3.1%	1,313	3.4%	1,856	141.4%
Other	507	0.5%	433	1.1%	74	17.1%
Attachment O revenue accrual	17,140	16.9%	—	0.0%	17,140	n/a

Total	$101,274	100.0%	$39,069	100.0%	$62,205	159.2%

     Network revenues increased by $27.6 million due to the inclusion of amounts for METC not included in the 2006 period. In addition, network revenues increased by $11.9 million due to increases in the rate used for network revenues at ITCTransmission from $1.594 per kW/month for the three months ended March 31, 2006 to $2.099 per kW/month for the three months ended March 31, 2007. Network revenues also increased by $1.2 million due to an increase of 3.5% in the network load at ITCTransmission.
     Point-to-point revenues increased primarily due to $2.5 million of METC revenues not included in the 2006 period.

     Scheduling, control and dispatch revenues increased primarily due to $1.4 million of METC revenues not included in the 2006 period.
     The Attachment O revenue accrual at ITCTransmission and METC resulted from actual net revenue requirement for the three months ended March 31, 2007 that exceeded billed revenues relating to the period, see Recent Developments, under “—Forward-Looking Attachment O.”
Operating Expenses
     Operation and maintenance expenses
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     Operation and maintenance expenses increased primarily due to amounts incurred by METC, which was acquired in October 2006, that were not included in our results of operations for the three months ended March 31, 2006. METC incurred $2.7 million to transition certain services from Consumers Energy, including training of contractors. See Recent Developments, under “—Termination of Consumers Energy Services Contract.” METC also incurred maintenance expenses of $4.7 million primarily for transmission structure maintenance, vegetation management, general site maintenance, and maintenance support costs such as tools, equipment rentals and supplies. Additionally, METC incurred $2.5 million for easement payments to Consumers Energy, $0.5 million for ancillary services, and $1.0 million for transmission system monitoring and control. Operation and maintenance expenses at ITCTransmission increased by $0.6 million primarily due to additional vegetation management.
     General and administrative expenses
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     General and administrative expenses increases consist of $2.6 million due to higher compensation and benefits expenses primarily resulting from personnel additions, $1.3 million due to higher professional advisory and consulting services, $2.0 million due to higher business expenses including information technology support and contract labor and $0.3 due to higher insurance premiums, all of which include incremental costs incurred as a result of the METC acquisition. In addition, general and administrative expenses increased at ITC Holdings due to offering costs of $0.6 million associated with the securities offering by IT Holdings LP. See Recent Developments, under “—Public Securities Offering.” Expenses also increased by $0.3 million for the special bonus plans. Finally, general and administrative expenses increased by $0.3 million at the newly-formed ITC Grid Development subsidiary for salaries and benefits and general business expenses incurred in 2007 for which there were no amounts in 2006 and which are not included in any of the general and administrative expenses increases explained above.
     Depreciation and amortization expenses
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     The acquisition of METC in October 2006 resulted in an additional $4.0 million of depreciation and amortization expenses recognized relating to property, plant and equipment. In addition, depreciation and amortization expenses increased $1.6 million due to the amortization of METC’s regulatory assets and intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral as described in Note 4 to the condensed consolidated financial statements under “—METC Rate Case”. Depreciation and amortization expenses increased at ITCTransmission by $1.6 million due primarily to a higher depreciable asset base as a result of property, plant and equipment additions.
     Taxes other than income taxes
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     Taxes other than income taxes increased due to higher property tax expenses at ITCTransmission of $0.6 million primarily due to ITCTransmission’s 2006 capital additions, which are included in the assessments for 2007 personal property taxes. Additionally, METC incurred property tax expense of $2.1 million during the three months ended March 31, 2007 which were not included in the

2006	period. Taxes other than income taxes also increased by $0.6 million due to higher payroll taxes resulting from personnel additions.
Other Expenses (Income)
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     Interest expense increased primarily due to higher borrowing levels to finance our capital expenditures and to finance the acquisition of METC. Additionally, METC incurred interest expense of $2.8 million during the three months ended March 31, 2007.
     Allowance for equity funds used during construction increased due to increased construction projects and the resulting higher construction work in progress balances during 2007 compared to 2006.
Income Tax Provision
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     Our income tax provision differed significantly from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of the allowance for equity funds used during construction (“AFUDC Equity”). ITCTransmission and METC include taxes payable relating to AFUDC Equity in their actual net revenue requirements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. This accounting treatment was not applicable during the three months ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements, subject to certain conditions. In addition, we may secure additional funding in the financial markets. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures. We made investments in property, plant and equipment of $171.5 million and $7.0 million for the year ended December 31, 2006 at ITCTransmission and METC, respectively, which excludes the amount for METC prior to its acquisition. Additionally, we made investments in property, plant and equipment of $47.5 million and $20.0 million during the three months ended March 31, 2007 at ITCTransmission and METC, respectively. We expect the total level of investment to be approximately $240.0 million in 2007. Our plans with regard to property, plant and equipment investments are described in detail above under “— Overview” and “— Trends and Seasonality.”

•	Fund working capital requirements.

•	Fund our debt service requirements. During the year ended December 31, 2006, we paid $40.0 million of interest expense. Additionally, during the three months ended March 31, 2007, we paid $29.7 million of interest expense and expect the level of borrowings during 2007 to be at least at the December 31, 2006 level and expect interest expense to increase in 2007 compared to 2006.

•	Fund distributions to holders of our common stock. During 2006, we paid dividends of $38.3 million. Additionally, during the three months ended March 31, 2007 we paid dividends of $11.7 million. Our board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

•	Fund contributions to our retirement plans. In 2006, we funded $1.8 million to our pension retirement plan and we funded $3.6 million to our supplemental pension retirement benefit plans. We expect the level of funding in 2007 to be higher than the 2006 amounts.

•	Fund the pending acquisition of transmission assets of IP&L and any other future transactions, as well as any capital expenditures for new property, plant and equipment at acquired entities. See “Recent Developments – Pending Acquisition of Transmission Assets” for a description of the planned financing for the acquisition of IP&L assets.

•	Fund business development expenses, consisting primarily of forecasted expenses of $3.0 million at ITC Grid Development and ITC Great Plains in 2007. During the three months ended March 31, 2007 we incurred $0.3 million of business development expenses at ITC Grid Development and ITC Great Plains.

•	Fund the anticipated payment of $20.0 million as a result of the pending METC rate case settlement.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements as needed to meet our short-term cash requirements. As of March 31, 2007, we had consolidated indebtedness under our revolving credit agreements of $120.7 million, with unused capacity of $119.3 million. Refer to Note 5 to the condensed consolidated financial statements for a description of our revolving credit agreements entered into on March 29, 2007. The interest rates and facilities fees under the revolving credit agreements entered into on March 29, 2007 are more favorable to us than the terms of the revolving credit agreements that were terminated on that date. Based on our forecasted borrowing levels, we estimate that interest expense will be approximately $1.1 million lower under the new agreements as compared to the amount that would have been recognized based on the terms of the old agreements for the period April 1, 2007 through December 31, 2007 assuming the same borrowing levels.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
     We do not expect the acquisition of METC or the pending acquisition of transmission assets of IP&L to negatively impact our liquidity or available capital resources.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $10.0 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided by operating activities was primarily due to higher network revenues billed of $40.7 million, higher point-to-point revenues of $2.4 million and higher scheduling control and dispatch revenues of $1.9 million, partially offset by higher operating and maintenance expenses and general and administrative expenses in 2007 of $11.9 million and $7.5 million, respectively, primarily as a result of the acquisition of METC. Additionally, we paid $17.6 million of additional interest expense during the three months ended March 31, 2007 compared to the same period in 2006 due to higher outstanding balances of long-term debt.
Cash Flows From Investing Activities
     Net cash used in investing activities was $72.9 million and $28.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in investing activities was due to higher levels of capital investment in property, plant and equipment in 2007.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $80.7 million and $31.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash from financing activities is due to the net increase in borrowings under our revolving credit facilities during the three months ended March 31, 2007 as compared to the same period in 2006. This increase was partially offset by proceeds received in the three months ended March 31, 2006 from ITCTransmission’s $100.0 million ($99.9 million net of discount) bond offering on March 28, 2006.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2006. There have been no material changes to that information during the three months ended March 31, 2007, other than additional amounts borrowed under our revolving credit agreements as described in Note 5 to the condensed consolidated financial statements under “—Revolving Credit Agreements,” and additional purchase obligations for a general contractor and its subcontractors of approximately $50.0 million relating to the construction of a new corporate headquarters facility in Novi, Michigan expected to be completed in 2008.

CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2006 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,225.8 million at March 31, 2007. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $1,235.8 million at March 31, 2007. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at March 31, 2007. An increase in interest rates of 10% at March 31, 2007 would decrease the fair value of debt by $58.2 million, and a decrease in interest rates of 10% at March 31, 2007 would increase the fair value of debt by $63.5 million.
Revolving Credit Agreements
     At March 31, 2007, ITC Holdings, ITCTransmission and METC had $88.0 million, $32.7 million and $0.0 million outstanding, respectively, under their revolving credit agreements which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITC Holdings’, ITCTransmission’s and METC’s short-term borrowing rate, from 7.0% to 7.7% for example, would increase total interest expense by $0.8 million for an annual period on a constant borrowing level of $120.7 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2006, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison and Consumers Energy, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to cause material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and for such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of such date, to cause the material information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006.
     Consumers Energy had provided METC with services relating to METC’s transmission assets pursuant to a services contract. For the year ended December 31, 2006, including amounts paid prior to our acquisition of METC, METC paid approximately $21.7 million to Consumers Energy for these services. Effective May 1, 2007, the services contract was terminated as planned. We have hired staff and procured services to replace those provided under the services contract and are contracting with qualified parties on the most economically attractive terms available to METC. We no longer believe the termination of the services contract could adversely affect our results of operations, financial condition, or cash flows. Therefore, management believes the risk factor captioned “We may be materially and adversely affected by the termination of METC’s services contract with Consumers Energy” is no longer applicable as included in the Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2007:

			Total Number of	Maximum Number or
			Shares Purchased as	Approximate Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid per	Announced Plan or	Purchased Under the Plans
Period	Purchased(1)	Share	Program(2)	or Programs(2)
January 2007	—	—	—	—
February 2007	41,867	$43.97	—	—
March 2007	—	—	—	—

Total	41,867	$43.97	—	—

(1)	Represents shares of common stock delivered to us by employees as payment of tax withholding amounts due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report or incorporated in this report by reference. Our SEC file number is 001-32576.

Exhibit No.	Description of Document
2.3*	Asset Sale Agreement by and between Interstate Power and Light Company and ITC Midwest LLC, dated as of January 18, 2007.

2.4*	Parent Guaranty, by the Registrant in favor of Interstate Power and Light Company, dated as of January 18, 2007.

10.57**	Settlement Agreement among Michigan Electric Transmission Company, LLC, Midwest Independent Transmission System Operator, Inc., Consumers Energy Company, Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc. and International Transmission Company, dated as of January 19, 2007.

10.58 ***	Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as Borrower, various financial institutions and other persons from time to time parties thereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc. as the sole lead arranger and sole bookrunner, Comerica Bank, Credit Suisse, Cayman Islands Branch Lehman Brothers Bank, FSB as co-syndication Agents.

10.59 ***	Revolving Credit Agreement, dated as of March 29, 2007, among ITCTransmission and METC as Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc. as the sole lead arranger and sole bookrunner, Comerica Bank, Credit Suisse, Cayman Islands Branch Lehman Brothers Bank, FSB as co-syndication Agents.

31.1 ****	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 ****	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 ****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to registrant’s Form 8-K filed on January 24, 2007.

**	Incorporated by reference to registrant’s Form 8-K filed on January 23, 2007.

***	Incorporated by reference to registrant’s Form 8-K filed on April 4, 2007.

****	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 7, 2007

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and Chief Executive Officer (duly authorized officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill Senior Vice President – Finance and Chief Financial Officer
(principal financial officer)