Form 10-Q
period 2007-09-30
ITC Holdings Corp.
filed 2007-11-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 26, 2007 was 42,776,953.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2007

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,362	$13,426
Restricted cash	4,776	4,565
Accounts receivable	42,442	35,325
Inventory	18,331	25,408
Deferred income taxes	15,506	21,023
Other	4,221	9,926

Total current assets	87,638	109,673
Property, plant and equipment (net of accumulated depreciation and amortization of $642,524 and $608,956, respectively)	1,389,648	1,197,862
Other assets
Goodwill	628,757	624,385
Intangible assets (net of accumulated amortization of $2,269 and $0, respectively)	56,138	58,407
Regulatory assets- acquisition adjustments	87,401	91,443
Regulatory assets- Attachment O revenue accrual (including accrued interest of $168)	12,810	—
Other regulatory assets	26,701	26,183
Deferred financing fees (net of accumulated amortization of $4,327 and $4,817, respectively)	13,654	14,490
Other	10,525	6,354

Total other assets	835,986	821,262

TOTAL ASSETS	$2,313,272	$2,128,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,510	$33,295
Accrued payroll	6,029	5,192
Accrued interest	7,576	18,915
Accrued taxes	4,421	14,152
METC rate case accrued liability	20,000	20,000
Other	5,064	8,012

Total current liabilities	95,600	99,566
Accrued pension liability	5,161	7,782
Accrued postretirement liability	3,923	3,268
Deferred income taxes	92,683	75,730
Regulatory liabilities- Attachment O revenue deferral (including accrued interest of $95)	2,879	—
Other regulatory liabilities	142,982	138,726
Asset retirement obligation	5,627	5,346
Other	4,603	3,857
Long-term debt	1,401,687	1,262,278
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 42,764,859 and 42,395,760 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	530,417	526,485
Retained earnings	28,617	6,714
Accumulated other comprehensive loss	(907)	(955)

Total stockholders’ equity	558,127	532,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,313,272	$2,128,797

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
OPERATING REVENUES	$109,272	$63,004	$316,850	$150,548
OPERATING EXPENSES
Operation and maintenance	22,451	5,542	62,494	19,317
General and administrative	13,376	9,827	40,603	25,292
Depreciation and amortization	17,060	9,259	49,893	27,213
Taxes other than income taxes	8,253	5,409	25,089	15,739

Total operating expenses	61,140	30,037	178,079	87,561
OPERATING INCOME	48,132	32,967	138,771	62,987
OTHER EXPENSES (INCOME)
Interest expense	20,084	8,506	59,156	23,640
Allowance for equity funds used during construction	(2,339)	(1,250)	(5,192)	(2,610)
Loss on extinguishment of debt	—	—	349	—
Other income	(1,128)	(47)	(2,847)	(488)
Other expense	175	256	844	408

Total other expenses (income)	16,792	7,465	52,310	20,950

INCOME BEFORE INCOME TAXES	31,340	25,502	86,461	42,037
INCOME TAX PROVISION	10,540	6,553	28,807	12,436

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	20,800	18,949	57,654	29,601
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	—	—	29

NET INCOME	$20,800	$18,949	$57,654	$29,630

Basic earnings per share	$0.49	$0.57	$1.36	$0.90
Diluted earnings per share	$0.48	$0.55	$1.33	$0.87
Weighted-average basic shares	42,369,352	33,023,187	42,244,470	33,005,068
Weighted-average diluted shares	43,592,868	34,386,991	43,474,222	34,081,968
Dividends declared per common share	$0.290	$0.275	$0.840	$0.800
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,654	$29,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,893	27,213
Attachment O revenue accrual- net, including accrued interest	(9,931)	—
Amortization of deferred financing fees and discount on long-term debt	1,226	990
Stock-based compensation expense	2,402	2,212
Loss on extinguishment of debt	349	—
Deferred income taxes	31,433	16,456
Other long-term liabilities	(1,220)	2,445
Other regulatory assets	(620)	(2,322)
Allowance for equity funds used during construction	(5,192)	(2,610)
Other	(2,243)	(3,942)
Changes in current assets and liabilities, exclusive of changes shown separately (Note 1)	(23,111)	(27,062)

Net cash provided by operating activities	100,640	43,010
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(214,319)	(117,422)
Acquisition-related transaction costs	(1,818)	(624)
Other	926	—

Net cash used in investing activities	(215,211)	(118,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	99,890
Borrowings under ITC Holdings’ Term Loan Agreement	25,000	—
Repayments of ITC Holdings’ Term Loan Agreement	(25,000)	—
Borrowings under revolving credit agreements	455,400	91,600
Repayments of revolving credit agreements	(416,100)	(104,000)
Issuance of common stock	2,860	403
Common stock issuance costs	(5)	(456)
Dividends on common stock	(35,751)	(26,648)
Repurchase and retirement of common stock	(1,841)	—
Debt issuance costs	(1,056)	(2,328)

Net cash provided by financing activities	103,507	58,461

NET INCREASE IN CASH AND CASH EQUIVALENTS	(11,064)	(16,575)
CASH AND CASH EQUIVALENTS — Beginning of period	13,426	24,591

CASH AND CASH EQUIVALENTS — End of period	$2,362	$8,016

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2006 included in ITC Holdings’ Form 10-K for such period.
     The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
     The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year. Prior to January 1, 2007, the revenues we recognized were dependent on regulated transmission rates and monthly peak loads and our revenues and operating income were higher in the summer months when cooling demand is high. With the implementation of Forward-Looking Attachment O beginning January 1, 2007, the monthly peak loads will continue to be used for billing network revenues. However, we accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the revenue amounts billed. Thus, we recognize more revenue in periods where revenue requirements are higher, and less revenue in periods when revenue requirements are lower. Refer to Note 4 “Regulatory Matters— Forward-Looking Attachment O.”
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
(In thousands)	2007	2006
Change in current assets and liabilities, exclusive of changes shown separately:
Accounts receivable	$(7,117)	$(2,680)
Inventory	(13,258)	(3,196)
Other current assets	5,705	(5,672)
Accounts payable	15,112	(4,125)
Accrued interest	(11,339)	(5,281)
Accrued taxes	(9,083)	(3,438)
Other current liabilities	(3,131)	(2,670)

Total change in current assets and liabilities	$(23,111)	$(27,062)
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$67,606	$26,482
Income taxes paid	2,058	336
Supplementary noncash investing and financing activities:
Conversion of restricted stock to ITC Holdings’ common stock	$1,205	$—
Additions to property, plant and equipment (a)	35,865	18,643
Allowance for equity funds used during construction	5,192	2,610

(a)	Amounts consist primarily of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2007 or 2006, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Comprehensive income
     Comprehensive income is the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources.
     Comprehensive income includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net income	$20,800	$18,949	$57,654	$29,630
Amortization of interest rate lock cash flow hedges, net of tax of $9 and $26 for the three and nine months ended September 30, 2007, respectively	16	—	48	—

Comprehensive income	$20,816	$18,949	$57,702	$29,630

Public Securities Offering
     In February 2007, International Transmission Holdings Limited Partnership, our largest shareholder at the time, sold or distributed its remaining 11,390,054 common shares through a secondary offering of 8,149,534 common shares and through distributions of 3,240,520 common shares to its general and limited partners. ITC Holdings received no proceeds from these offerings and distributions. ITC Holdings incurred offering costs of $0.6 million relating to this transaction, which were recorded to general and administrative expenses in the nine months ended September 30, 2007.
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

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. The provisions of FIN 48 were effective for us beginning January 1, 2007. At the adoption date, no reserves for uncertain income tax positions were recorded pursuant to FIN 48, as we determined that all tax positions taken were highly certain and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Refer to Note 3 “Acquisitions” under “—Goodwill” for a discussion of an uncertain tax position recorded relating to the METC acquisition.
     We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years before 2004. State and city jurisdictions that remain subject to examination range from tax years 2002 to 2006. There are currently no income tax examinations in process. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded in interest expense and penalties would be recorded in other expense.
3. ACQUISITIONS
     Pending Acquisition of Interstate Power and Light Company Transmission Assets — On January 18, 2007, ITC Holdings’ newly formed subsidiary, ITC Midwest, signed a definitive agreement to acquire for cash the transmission assets of Interstate Power and Light Company (“IP&L”) for $750.0 million (excluding transaction-related expenses). The purchase price is subject to several adjustments both upward and downward depending on the amount of property, plant and equipment in service, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L. As a result of these adjustments, it is not possible to determine the final purchase price at this time. We expect to finance the transaction through a combination of equity and debt financings. IP&L’s transmission assets currently consist of approximately 6,800 miles of transmission lines at voltages of 34.5kV and above and associated substations, located in Iowa with some assets also in Minnesota, Illinois and Missouri. Through September 30, 2007, we have incurred acquisition costs of $2.1 million recorded in other assets. In the event the acquisition is not consummated, the acquisition costs would be recognized as an expense in our consolidated statement of operations.
     The transaction is subject to customary closing conditions and regulatory approvals, including approval from the FERC, the Iowa Utilities Board, the Minnesota Public Utilities Commission, the Illinois Commerce Commission and the Missouri Public Service Commission. We made filings in March, April and June 2007 with the various state regulatory agencies to obtain these approvals. Our FERC application, filed in May 2007, seeks approval of a rate construct for ITC Midwest that is similar to the rate constructs of ITCTransmission and METC. In May 2007, the Federal Trade Commission completed its investigation of the sale and terminated the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In August 2007, the parties (ITC Midwest and IP&L) received approval from the Missouri Public Service Commission to assign IP&L’s Certificate of Public Convenience and Necessity to ITC Midwest. In September 2007, the parties received approval from the Iowa Utilities Board. As part of the Iowa approval, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the year customers experience an increase in transmission charges following the consummation of the transaction. It is a condition to closing that each party receive regulatory approvals on terms and conditions substantially equivalent to those requested in the parties’ applications for such approvals. If closing of the transaction has not occurred on or before December 31, 2007, in most cases either party may terminate the agreement at any time after that date. ITC Midwest and IP&L have agreed that in the event that either party terminates the acquisition agreement as a result of a breach by the other party of its covenants, agreements or representations, made as of the date of the acquisition agreement, which would cause the closing conditions contained in the acquisition agreement not to be satisfied, the terminating party shall be entitled as its sole and exclusive remedy to liquidated damages equal to approximately $24.0 million, except that IP&L is entitled to liquidated damages of approximately $45.0 million solely in the event that such breach is ITC Midwest’s failure to pay IP&L the purchase price at closing of the transaction. The closing of the IP&L acquisition is not subject to any condition that ITC Holdings or ITC Midwest have completed any financing prior to consummation of the transaction.
     Goodwill — Our goodwill balances resulted from the ITCTransmission acquisition and the METC acquisition. At September 30, 2007, we had goodwill balances recorded at ITCTransmission and METC of $173.3 million and $455.4 million, respectively, and at December 31, 2006, we had goodwill balances recorded at ITCTransmission and METC of $174.3 million and $450.1 million, respectively. Adjustments were made to the ITCTransmission purchase price and goodwill balance during the nine months ended September 30, 2007. Various purchase accounting assets and liabilities have been adjusted at METC during the nine months ended

September 30, 2007. The amount of federal income tax net operating loss carryforwards acquired, previously estimated to be $35.0 million, was determined to be $38.5 million upon completion of the 2006 tax returns during the third quarter of 2007, resulting in a reduction of goodwill of $1.2 million. Additionally, goodwill increased $8.9 million relating to a reduction in the value of certain METC property, plant and equipment, as management has finalized the plan for its use.

(In thousands)
Goodwill balance as of December 31, 2006	$624,385
Changes to goodwill:
METC purchase accounting adjustments	5,296
ITCTransmission purchase price adjustment	(924)

Goodwill balance as of September 30, 2007	$628,757

     As of September 30, 2007, the METC purchase price allocation has not been finalized. Certain asset values and purchase accounting liabilities have not been finalized. We have an uncertain tax position resulting from an analysis we performed on various transaction costs incurred in connection with the METC acquisition. In applying the measurement provisions of FIN 48, this tax position resulted in a reduction to the deferred tax asset recorded in purchase accounting for this matter and the interest exposure is currently immaterial.  We will adjust the deferred tax asset with a corresponding adjustment to goodwill in the event management changes its judgment on the amount of benefits expected to be realized from the tax position or when the tax position is effectively settled and it will have no impact on our consolidated statements of operations. The $20.0 million accrued rate case settlement liability that was accounted for as a pre-acquisition contingency at the acquisition date was finalized during the third quarter of 2007 and had no effect on our condensed consolidated statements of operations.
4. REGULATORY MATTERS
     Forward-Looking Attachment O — On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. In periods of capital expansion and increasing rate base, ITCTransmission and METC will recover the costs of these capital investments more timely than under the previous Attachment O method that used historical information.
     Under the Forward-Looking Attachment O formula, ITCTransmission and METC use forecasted expenses, rate base, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems for that year. Billed network revenues under Forward-Looking Attachment O continue to be based on actual monthly peak loads multiplied by the network transmission rate. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed network revenues for each year to determine the true-up amount to be included in future rates.
     The true-up mechanism within Forward-Looking Attachment O meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, for each reporting period beginning with the quarter ended March 31, 2007, revenue is recognized based on actual year-to-date net revenue requirements for that reporting period calculated using Forward-Looking Attachment O. ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the network revenue amounts billed relating to that reporting period. Thus, we will recognize more revenues in periods where revenue requirements are higher, and less revenues in periods when revenue requirements are lower. ITCTransmission and METC also accrue interest on the true-up amount as permitted by Forward-Looking Attachment O. The true-up amount, including interest, for each calendar year is automatically reflected in customer bills within two years under the provisions of Forward-Looking Attachment O. For the three months ended September 30, 2007, we have recorded a $12.9 million and $0.8 million reduction in operating revenues at ITCTransmission and METC, respectively, to recognize actual net revenue requirement for the period that was lower than the amount billed relating to the period. For the nine months ended September 30, 2007, we have recorded a $2.8 million reduction in operating revenues at ITCTransmission to recognize actual net revenue requirement for the period that was lower than the amount billed relating to the period and $12.6 million of additional operating revenues at METC to recognize actual net revenue requirement for the period that exceeded the amount billed relating to the period. For both the three and nine months ended September 30, 2007, we recognized other income of $0.2 million at METC and interest expense of $0.1 million at ITCTransmission for accrued interest relating to the true-up amounts.

     Our network transmission rates in effect through the year ended December 31, 2006 were established using a rate setting method that primarily used historical FERC Form No. 1 data and did not meet the requirements of an alternative revenue program under EITF 92-7. Accordingly, revenue for those periods was recognized for services provided during the reporting period based on actual monthly peak loads during the period multiplied by the network transmission rate calculated using the Attachment O formula, regardless of actual revenue requirement for the reporting period.
     METC Rate Case — On January 19, 2007, METC and other parties to the rate case entered into a settlement agreement to resolve all outstanding matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. The terms of this settlement agreement were approved by the FERC on August 29, 2007 and no parties filed for rehearing within the allowed 30-day period subsequent to the approval. METC made payments totaling $20.0 million to various transmission customers in October 2007. METC’s payments pursuant to this settlement were in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC has no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement established the balances and amortization to be used for ratemaking for the METC Regulatory Deferrals and the METC ADIT Deferrals as discussed below.
     METC has deferred, as a regulatory asset, depreciation and interest expense associated with transmission assets placed in service from May 1, 2002 through December 31, 2005 (the “METC Regulatory Deferral”). METC has also recorded a regulatory asset related to the amount of accumulated deferred income taxes included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy Company (“Consumers Energy”) (the “METC ADIT Deferral”). The METC rate case settlement established an initial balance of the METC Regulatory Deferral and related intangible asset as $55.0 million with 20-year amortization beginning January 1, 2007. In addition, the settlement established an initial balance of the METC ADIT Deferral and related intangible asset as $61.3 million with 18-year amortization beginning January 1, 2007.
     The METC rate case matter was accounted for as a pre-acquisition contingency under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The settlement payment of $20.0 million was accounted for as a liability at the acquisition date and the adjustments to the METC Regulatory Deferral and METC ADIT Deferral balances were treated as adjustments to the carrying amounts of assets acquired. During the three and nine months ended September 30, 2007, we recognized $0.8 million and $2.3 million, respectively, of amortization of the regulatory assets and $0.8 million and $2.3 million, respectively, of amortization of the intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral in depreciation and amortization expenses. We will recognize a total of $6.2 million of annual amortization expense for the METC ADIT Deferral and the METC Regulatory Deferral, which began in 2007, with $3.2 million of amortization relating to the regulatory assets and $3.0 million relating to the intangible assets. We expect to amortize $3.0 million of the intangible assets per year over the five years from 2008 through 2012, and $40.3 million thereafter.
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
     With respect to the April 2005 order requiring refunds, certain transmission customers filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, the FERC granted the rehearing requests and ordered additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission, METC and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. In May 2007, FERC denied the rehearing requests filed in December 2005. We had previously reserved an estimate for the refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May

2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. As of September 30, 2007, we have reserved $0.1 million for estimated refunds of redirected transmission services revenue recognized subsequent to January 2005.
     MISO Tariff Revisions — In November 2004, in FERC Docket No. ER05-273, MISO filed proposed revisions to its tariff related to non-firm redirected service. Specifically, MISO proposed to add language such that a firm point-to-point transmission customer that redirected its original reservation on a non-firm basis over receipt and delivery points other than those originally reserved (i.e., secondary receipt and delivery points) would be charged the higher of: (1) the rate associated with the original firm point-to-point transmission service reservation that was redirected; or (2) the rate for the non-firm point-to-point transmission service obtained over the secondary receipt or delivery point. In January 2005, the FERC issued an order accepting the revisions filed by MISO and suspending the revisions to be effective January 30, 2005, subject to refund and the outcome of a hearing. In February 2007, the FERC denied MISO’s tariff revisions, concluding that MISO had not demonstrated that its proposed tariff revisions were consistent with, or superior to, the Order No. 888 pro forma Open Access Transmission Tariff. ITCTransmission and METC will be required to refund amounts relating to the redirected transmission tariff revisions upon completion of the refund calculations by MISO. In October 2007, MISO completed a preliminary calculation of the refund. During the three months ended September 30, 2007, we recorded an accrual of $0.6 million for our portion of the refund.
     Long Term Pricing — In November 2004, in FERC Docket No. EL02-111 et al., the FERC approved a pricing structure to facilitate seamless trading of electricity between MISO and PJM Interconnection, a regional transmission organization that borders MISO. The order establishes a Seams Elimination Cost Adjustment (“SECA”), as set forth in previous FERC orders, that took effect December 1, 2004, and remained in effect until March 31, 2006 as a transitional pricing mechanism. Prior to December 1, 2004, ITCTransmission and METC earned revenues for transmission of electricity between MISO and PJM Interconnection based on a regional through-and-out rate administered by MISO.
     From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of 2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA revenues are participating in settlement discussions with certain counterparties that paid the SECA amounts. As of September 30, 2007, ITCTransmission and METC have reserves recorded of $0.4 million and $0.3 million, respectively, as estimates of the amounts to be refunded to the counterparties that are participating in settlement discussions. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these nonparticipating counterparties.
     Elimination of Transmission Rate Discount — Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we recorded revenues based only on the amounts collected by MISO and remitted to ITCTransmission which did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, the FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants sought rehearing at the FERC of the July 5, 2005 order and in December 2005, the FERC denied the rehearing requests. In January 2006, several complainants sought rehearing of the December 2005 order denying rehearing. Subsequently in February 2006, the FERC denied that rehearing request. These complainants filed a petition for review of the July 2005 and December 2005 orders at the U.S. Court of Appeals. A briefing schedule has been adopted pursuant to which final briefs were filed in June 2007. A decision will be rendered by the U.S. Court of Appeals.

5. PROPERTY, PLANT AND EQUIPMENT
     Additions to property, plant and equipment during the nine months ended September 30, 2007 primarily resulted from projects to upgrade or replace existing transmission assets to improve the reliability of our transmission system.
6. DEBT
Senior Unsecured Notes, Series A and B
     On September 20, 2007, ITC Holdings issued $50.0 million of 6.04% Senior Notes, Series A, due September 20, 2014 and $50.0 million of 6.23% Senior Notes, Series B, due September 20, 2017. The notes were issued pursuant to the Note Purchase Agreement dated as of September 20, 2007, between ITC Holdings and various purchasers. The proceeds were used to pay off the balance of the ITC Holdings Term Loan Agreement described below, and to pay down existing borrowings under the ITC Holdings Credit Agreement described below.
     Interest on the notes is payable semi-annually in arrears on March 20 and September 20 of each year, commencing on March 20, 2008 at a fixed rate of 6.04% under the Series A notes and at a fixed rate of 6.23% under the Series B notes. ITC Holdings may redeem the notes at any time, in whole or in part in an amount not less than $5.0 million in aggregate principal amount of the notes then outstanding in the case of a partial payment, at 100% of the principal amount so prepaid, plus accrued and unpaid interest, plus the Make-Whole Amount, if any, determined for the prepayment date with respect to such principal amount. The Make-Whole Amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such note over the amount of such called principal, provided that the Make-Whole Amount may in no event be less than zero. The aggregate principal amount under the Series A notes is payable in a lump sum on September 20, 2014 and the aggregate principal amount under the Series B notes is payable in a lump sum on September 20, 2017.
     The Note Purchase Agreement contains customary events of default, including, without limitation, failure to pay principal or the Make-Whole Amount on any note when due; failure to pay interest on any note for more than 5 business days after becoming due; and failure to comply with certain covenants contained in the Note Purchase Agreement. Upon the occurrence of certain events of default having to do with the insolvency or bankruptcy of ITC Holdings, the notes become immediately due and payable. Upon the occurrence of other events of default, the holders of more than 50% in principal amount of the notes at the time outstanding (or, in the case of a payment default, the affected holders in regard to the notes held by them) may at any time at their option, by notice or notices to ITC Holdings, declare all the notes then outstanding to be immediately due and payable. The Note Purchase Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets, dividends and sale leaseback transactions and (b) require ITC Holdings to maintain a maximum total debt to total capitalization ratio of 75% (subject to a temporary increase to 85% for a period of 90 days upon a Notice of Election to Increase Debt to Capitalization Ratio delivered to the holders of the notes).
Term Loan Agreement
     On June 27, 2007, ITC Holdings borrowed $25.0 million under a variable rate term loan agreement (the “ITC Holdings Term Loan Agreement”), dated as of June 27, 2007, with JP Morgan Chase Bank, N.A. maturing in October 2007. The proceeds were used to pay down existing borrowings under the ITC Holdings Credit Agreement described below. On September 20, 2007, ITC Holdings paid off the entire outstanding balance under the ITC Holdings Term Loan Agreement.
Revolving Credit Agreements
     Revolving Credit Agreements— On March 29, 2007, ITC Holdings entered into a revolving credit agreement, (the “ITC Holdings Credit Agreement”), dated as of March 29, 2007, with certain banks, financial institutions and other institutional lenders, (the “Lenders”) and JP Morgan Chase Bank, N.A. as administrative agent for the Lenders (the “Administrative Agent”). The ITC Holdings Credit Agreement establishes an unguaranteed, unsecured revolving credit facility under which ITC Holdings may borrow and issue letters of credit up to $125.0 million (subject to increase to $150.0 million, as provided in the ITC Holdings Credit Agreement). Funds borrowed may be used for general corporate purposes of ITC Holdings and its subsidiaries. The ITC Holdings Credit Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets; dividends; and sale leaseback transactions and (b) require ITC Holdings to maintain a maximum total debt to total capitalization ratio of 75% (subject to temporary increase to 85% in connection with the completion of the IP&L acquisition). The ITC Holdings Credit Agreement contains customary representations and warranties and events of default. The maturity date of the ITC Holdings Credit

Agreement is March 29, 2012. With the consent of Lenders holding a majority of the commitments under the ITC Holdings Credit Agreement, ITC Holdings may extend the maturity date of the ITC Holdings Credit Agreement for up to two additional one-year periods. Loans under the ITC Holdings Credit Agreement are variable rate loans and, at ITC Holdings’ option, will bear interest at a rate equal to LIBOR plus an applicable margin based on its debt rating, initially 0.625%, or at a base rate, which is defined as the higher of the Administrative Agent’s prime rate or 0.5% above the federal funds rate, in each case subject to adjustments based on ratings and commitment utilization. At September 30, 2007, ITC Holdings had $3.7 million outstanding under the ITC Holdings Credit Agreement.
     Additionally, on March 29, 2007, ITCTransmission and METC entered into a revolving credit agreement (the “ITCTransmission/METC Credit Agreement”), dated as of March 29, 2007, with the Lenders and the Administrative Agent. The ITCTransmission/METC Credit Agreement establishes an unguaranteed, unsecured revolving credit facility under which ITCTransmission may borrow and issue letters of credit up to $80.0 million (subject to increase to $105.0 million as provided in the ITCTransmission/METC Credit Agreement) and METC may borrow and issue letters of credit up to $35.0 million (subject to increase to $60.0 million upon the occurrence of certain regulatory events and subject to further increase to $85.0 million as provided in the ITCTransmission/METC Credit Agreement). Funds borrowed may be used for general corporate purposes of ITCTransmission and METC and their respective subsidiaries, if any. The ITCTransmission/METC Credit Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets; dividends; and sale leaseback transactions and (b) require each of ITCTransmission and METC to maintain a maximum debt to capitalization ratio of 65%. The ITCTransmission/METC Credit Agreement contains customary representations and warranties and events of default. The maturity date of the ITCTransmission/METC Credit Agreement is March 29, 2012. With the consent of Lenders holding a majority of the commitments under the ITCTransmission/METC Credit Agreement, ITCTransmission and METC may extend the maturity date of the ITCTransmission/METC Credit Agreement for up to two additional one-year periods. Loans made to ITCTransmission under the ITCTransmission/METC Credit Agreement are variable rate loans and, at ITCTransmission’s option, will bear interest at a rate equal to LIBOR plus an applicable margin based on its debt rating, initially 0.35%, or at a base rate, which is defined as the higher of the Administrative Agent’s prime rate or 0.5% above the federal funds rate, in each case subject to adjustments based on ratings and commitment utilization. Loans made to METC under the ITCTransmission/METC Credit Agreement are variable rate loans and, at METC’s option, will bear interest at a rate equal to LIBOR plus an applicable margin based on its debt rating, initially 0.45%, or at a base rate, which is defined as the higher of the Administrative Agent’s prime rate or 0.5% above the federal funds rate, in each case subject to adjustments based on ratings and commitment utilization. At September 30, 2007, ITCTransmission and METC had $52.1 million and $10.0 million, respectively, outstanding under the ITCTransmission/METC Credit Agreement.
     Termination of Revolving Credit Agreements—On March 29, 2007, ITC Holdings terminated its revolving credit agreement dated as of March 19, 2004. Accordingly, the remaining unamortized balance of deferred financing fees of $0.3 million relating to the terminated agreement was recorded as a loss on extinguishment of debt during the nine months ended September 30, 2007.
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
7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
     During the nine months ended September 30, 2007, we repurchased and retired 41,867 shares of common stock for an aggregate of $1.8 million, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.
     In August 2007 under the 2006 Long Term Incentive Plan, we granted 272,712 options to purchase shares of our common stock. The options vest in five equal annual installments beginning on August 15, 2008 and have an exercise price of $42.82 per share. In addition, we granted 68,924 shares of restricted stock at a fair value of $42.82 per share. Holders of the restricted stock awards have all rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock awards become vested five years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
     In 2006, our Board of Directors and shareholders approved the implementation of the Employee Stock Purchase Plan (“ESPP”). The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. We implemented the ESPP effective April 1, 2007. The ESPP is a compensatory plan accounted for under the expense recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment. We do not expect the ESPP to have a material effect on our consolidated financial statements.
8. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three and nine months ended September 30, 2007 and 2006 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Basic earnings per share:
Net income	$20,800	$18,949	$57,654	$29,630
Weighted-average shares outstanding	42,369,352	33,023,187	42,244,470	33,005,068

Basic earnings per share	$0.49	$0.57	$1.36	$0.90

Diluted earnings per share:
Net income	$20,800	$18,949	$57,654	$29,630
Weighted-average shares outstanding	42,369,352	33,023,187	42,244,470	33,005,068
Incremental shares of stock-based awards	1,223,516	1,363,804	1,229,752	1,076,900

Weighted-average dilutive shares outstanding	43,592,868	34,386,991	43,474,222	34,081,968

Diluted earnings per share	$0.48	$0.55	$1.33	$0.87

     Basic earnings per share excludes 342,076 and 340,308 shares of restricted common stock at September 30, 2007 and 2006, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     There were 284,398 potential shares of common stock for the three and nine months ended September 30, 2007 and 250,311 potential shares of common stock for the three and nine months ended September 30, 2006 excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was anti-dilutive.
9. TAXES
Michigan Business Tax
     On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with credits for certain activities. The Michigan Single Business Tax in effect through December 31, 2007 is accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The accounting for the new tax resulted in the recognition of deferred tax liabilities at the enactment date and at September 30, 2007 for book and tax differences expected to reverse subsequent to December 31, 2007. As a result of the provisions contained in an additional Michigan law enacted on September 30, 2007 that allow for deductions over the period 2015 through 2029 for book and tax differences that exist at the effective date of the new tax of January 1, 2008, we recognized a deferred tax asset that resulted in an offset to the deferred tax liabilities recognized. The enactment of the new tax did not have a material effect on our condensed consolidated financial statements as of September 30, 2007.

Income Tax Provision
     Our effective tax rate of 33.6% and 33.3% for the three and nine months ended September 30, 2007, respectively, and 25.7% and 29.6% for the three and nine months ended September 30, 2006, respectively, differed from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of AFUDC Equity. ITCTransmission and METC include taxes payable relating to AFUDC Equity in their actual net revenue requirements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision.
10. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. During the nine months ended September 30, 2007, we contributed $4.0 million to the retirement plan relating to the 2006 plan year. We have no minimum funding requirement relating to the 2006 plan year.
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. During the nine months ended September 30, 2007, we contributed $1.1 million to the plans.
     Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$373	$290	$1,120	$876
Interest cost	249	232	747	729
Expected return on plan assets	(162)	(106)	(488)	(320)
Amortization of prior service cost	(275)	(98)	(826)	74
Amortization of unrecognized (gain)/loss	488	459	1,465	1,376

Net pension cost	$673	$777	$2,018	$2,735

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. During the nine months ended September 30, 2007, we contributed $0.3 million to the plan.
     Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$246	$295	$737	$886
Interest cost	82	68	247	204
Expected return on plan assets	(23)	(11)	(70)	(32)
Amortization of prior service cost	59	—	176	—
Amortization of actuarial (gain)/loss	(24)	19	(70)	57

Net postretirement cost	$340	$371	$1,020	$1,115

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.
11. DEFERRED COMPENSATION PLANS
Special Bonus Plans
     Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors gives consideration to dividends paid, or expected to be paid, on our common stock. During the nine months ended September 30, 2007, our board of directors authorized awards under the special bonus plans of $1.6 million, consisting of $0.7 million for vested awards and $0.9 million for awards that vest over periods ranging from 8 to 41 months. During the three and nine months ended September 30, 2007, we recorded general and administrative expenses of $0.2 million and $0.8 million, respectively, for the amortization of awards that are expected to vest, which includes amortization of awards granted during 2007, 2006 and 2005, and we recorded general and administrative expenses of $0.3 million and $0.9 million, respectively, for awards that were vested in 2007 when granted. During the three months and nine months ended September 30, 2006, we recorded general and administrative expenses of $0.2 million and $0.4 million, respectively, for the amortization of awards that are expected to vest, which included amortization of awards granted during both 2006 and 2005, and we recorded general and administrative expenses of $0.3 million and $0.8 million, respectively, for awards that were vested in 2006 when granted.
     We made contributions of $0.6 million for both the nine months ended September 30, 2007 and 2006 to fund the special bonus plans for non-executive employees, which were recorded in other assets.
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
CSX Transportation, Inc.
     On August 2, 2006, CSX Transportation, Inc. (“CSX”) filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. The total alleged damage in this lawsuit is approximately $1.1 million. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, asserting that damage claims of CSX arising from the contractual liability of ITCTransmission are not covered under insurance. ITCTransmission has determined that an immaterial amount of the claimed damages relate to an alleged contractual liability, which, if proven, would not be covered under insurance and therefore would be payable by ITCTransmission. ITCTransmission intends to vigorously defend against this action. This litigation is in the early stages of evidence discovery and a trial date has not yet been set. During the three months ended September 30, 2007, we recorded an accrual of $0.2 million for this matter in general and administrative expenses.
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
Consumers Energy Company Bonus Payments
     In 2004, ITCTransmission received a demand for reimbursement from Consumers Energy, which stated that ITCTransmission owes $0.7 million for ITCTransmission’s share of the bonus payments paid by Consumers Energy to its employees for the operation of the Michigan Electric Coordinated Systems control area in 2002. In December 2005, Consumers Energy filed a lawsuit in Michigan circuit court against ITCTransmission, The Detroit Edison Company and DTE Energy Company seeking reimbursement from any party. In June 2006, ITCTransmission was dismissed from the lawsuit on the condition that ITCTransmission and Consumers Energy proceed with arbitration pursuant to a contractual provision between the parties. In August 2007, ITCTransmission and Consumers Energy reached a final settlement pursuant to which ITCTransmission paid an amount less than $0.1 million to Consumers Energy as full and final settlement of the litigation.
Thumb Loop Project
     During 2003 through 2005, ITCTransmission upgraded its electric transmission facilities in Lapeer County, Michigan, known as the Thumb Loop Project. As part of the Thumb Loop Project, ITCTransmission replaced existing H-frame transmission poles with single steel poles and replaced a single circuit transmission line with a double circuit transmission line. Certain property owners along the Thumb Loop have alleged that ITCTransmission’s facilities upgrades overburden ITCTransmission’s easement rights, and in part have alleged trespass. In October 2006, the state trial court issued a final order determining that the Thumb Loop Project does not overburden ITCTransmission’s easement rights. Plaintiff landowners have filed a claim of appeal with the Michigan Court of Appeals. Further litigation is not expected to have a material impact on our results of operations. The legal costs incurred relating to the Thumb Loop Project totaled $0.2 million as of September 30, 2007.
Property Taxes
     Since the formation of METC in 2002, numerous municipalities have applied their own property valuation tables assessing the value of METC’s personal property, rather than using the property valuation tables approved by the State of Michigan Tax Commission (“STC”). This has resulted in higher assessed values on METC’s personal property. METC filed appeals challenging the municipalities that did not utilize the STC valuation tax tables. The Michigan Court of Appeals issued an opinion in 2004 affirming the use of the valuation tax tables approved by the STC. None of the parties involved elected to appeal the court’s decision. Following the Appeals Court decision, many of METC’s tax appeals have now been settled by stipulation. Cases not settled will eventually be scheduled for hearing before the Michigan Tax Tribunal (the “MTT”). Currently, most taxing jurisdictions that previously applied their own valuation tax tables have commenced using the approved STC valuation tax tables. In 2006, METC began making tax payments based upon valuations using the STC approved tax tables. Previously, METC made property tax payments based on the full amounts billed by the municipalities, while expensing only the amounts that would have been billed by using the valuation tax tables approved by the STC. METC has established receivables of $0.6 million as of September 30, 2007 for the expected refunds to be collected for METC’s payments made using the higher tax tables based on settlements that have been filed with the MTT by METC and the municipalities during 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among other factors, the risk factors listed in Part I, Item 1A – Risk Factors of our Form 10-K for the fiscal year ended December 31, 2006 (as revised at Part II, Item 1A herein and in our Quarterly Report on Form 10-Q for the period ended March 31, 2007) and the following:
•	unless ITC Holdings receives dividends or other payments from ITCTransmission, METC or other subsidiaries, ITC Holdings will be unable to pay dividends to its shareholders and fulfill its cash obligations;
•	certain elements of ITCTransmission’s and METC’s cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows;
•	ITCTransmission’s and METC’s actual capital investments may be lower than planned, which would decrease their respective expected rate bases and therefore our revenues;
•	ITCTransmission and METC are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows.
•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions or may subject us to liabilities;
•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our shareholders;
•	our network loads are seasonal and may be lower than expected, which would impact the timing of collection of our revenues;
•	ITCTransmission depends on The Detroit Edison Company (“Detroit Edison”), its primary customer, for a substantial portion of its revenues, and any material failure by Detroit Edison to make payments for transmission services would adversely affect our revenues and our ability to service ITCTransmission’s and our debt obligations;
•	METC depends on Consumers Energy Company (“Consumers Energy”), its primary customer, for a substantial portion of its revenues, and any material failure by Consumers Energy to make payments for transmission services would adversely affect our revenues and our ability to service METC’s and our debt obligations;
•	METC does not own the majority of the land on which its transmission assets are located and, as a result, it must comply with the provisions of an easement agreement with Consumers Energy, which may adversely impact METC’s ability to complete its construction projects in a timely manner;
•	deregulation and/or increased competition may adversely affect ITCTransmission’s and METC’s customers or Detroit Edison’s customers and Consumers Energy’s customers, which may affect our ability to collect revenues;
•	hazards associated with high-voltage electricity transmission may result in suspension of ITCTransmission’s or METC’s operations or the imposition of civil or criminal penalties;

•	ITCTransmission and METC are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;
•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;
•	we may encounter difficulties consolidating METC into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition;
•	the proposed acquisition of Interstate Power and Light (“IP&L”) transmission assets may not occur on a timely basis or at all, and the required governmental approvals may not be obtained on a timely basis or at all;
•	the purchase price for the IP&L transmission assets is subject to adjustment and, therefore, the final purchase price cannot be determined at this time;
•	the proposed acquisition of IP&L transmission assets may not be as financially or operationally successful as originally contemplated;
•	we may encounter difficulties consolidating IP&L’s transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the proposed acquisition;
•	we are highly leveraged and our dependence on debt may limit our ability to pay dividends and/or obtain additional financing;
•	certain provisions in our debt instruments limit our capital flexibility;
•	adverse changes in our credit ratings may negatively affect us;
•	future transactions may limit our ability to use our federal income tax net operating loss carryforwards;
•	ITCTransmission’s and METC’s ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or dividend payments to our stockholders; and
•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”) may have a material adverse effect on our financial position, results of operations, cash flows and prospects.
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
OVERVIEW
     Through our regulated operating subsidiaries, ITCTransmission and METC, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in our transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive to lower the delivered cost of electricity and improve accessibility to generation sources of choice, including renewables. ITCTransmission and METC operate contiguous, high-voltage systems that transmit electricity to local electricity distribution facilities from generating stations throughout Michigan and surrounding areas. The local distribution facilities connected to our systems serve an area comprising substantially all of the lower peninsula of Michigan, which has an estimated population of approximately 10 million people.

     As transmission utilities with rates regulated by the FERC, ITCTransmission and METC earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, ITCTransmission and METC are subject to rate regulation only by the FERC. The rates charged by ITCTransmission and METC are established using a formulaic cost-of-service model, referred to as Forward-Looking Attachment O, and recalculated annually, allowing for the recovery of actual expenses and a return on rate base, consisting primarily of property, plant and equipment.
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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and nine months ended September 30, 2007 or are expected to occur and may affect future results are:
•	our acquisition of all of the indirect ownership interests in METC in October 2006;
•	ITCTransmission’s and METC’s capital investment of $155.0 million and $55.4 million, respectively, for the nine months ended September 30, 2007 resulting from our focus on improving system reliability;
•	the implementation of Forward-Looking Attachment O effective January 1, 2007, and its effect on operating revenues for the three and nine months ended September 30, 2007, including reducing the seasonality of operating revenues and net income;
•	debt issuances in 2006 and 2007, resulting in higher interest expense;

•	the pending acquisition of the transmission assets of IP&L; and

•	the settlement of METC’s rate case, which resulted in payment to various transmission customers in the aggregate amount of $20.0 million in October 2007.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
   Pending Acquisition of Transmission Assets
     On January 18, 2007, ITC Holdings’ newly formed subsidiary, ITC Midwest, signed a definitive agreement to acquire for cash the transmission assets of IP&L for $750.0 million (excluding transaction-related expenses). The purchase price is subject to several adjustments both upward and downward depending on the amount of property, plant and equipment in service, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L. As a result of these adjustments, it is not possible to determine the final purchase price at this time. IP&L’s transmission assets currently consist of approximately 6,800 miles of transmission lines at voltages of 34.5kV and above and associated substations, located in Iowa with some assets also in Minnesota, Illinois and Missouri. Through September 30, 2007, we have incurred acquisition costs of $2.1 million recorded in other assets. In the event the acquisition is not consummated, the acquisition costs would be recognized as an expense in our consolidated statement of operations.
     The transaction is subject to customary closing conditions and regulatory approvals, including approval from the FERC, the Iowa Utilities Board, the Minnesota Public Utilities Commission, the Illinois Commerce Commission and the Missouri Public Service Commission. We made filings in March, April and June 2007 with the various state regulatory agencies to obtain these approvals. Our FERC application, filed in May 2007, seeks approval of a rate construct for ITC Midwest that is similar to the rate constructs of ITCTransmission and METC. In May 2007, the Federal Trade Commission completed its investigation of the sale and terminated the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In August 2007, the parties (ITC Midwest and IP&L) received approval from the Missouri Public Service Commission to assign IP&L’s Certificate of Public Convenience and Necessity to ITC Midwest. In September 2007, the parties received approval from the Iowa Utilities Board. As part of the Iowa approval, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the year customers experience an increase in transmission charges following consummation of the transaction. It is a condition to closing that each party receive regulatory approvals on terms and conditions substantially equivalent to those requested in the parties’ applications for such approvals. If closing of the transaction has not occurred on or before December 31, 2007, in most cases either party may terminate the agreement at any time after that date.
     ITC Midwest expects to finance the transaction through a combination of the proceeds from a sale of common stock of ITC Holdings and the issuance of debt by ITC Holdings and/or ITC Midwest to maintain ITC Holdings’ targeted capital structure of 70% debt and 30% equity. In the event the required regulatory approvals are received, the acquisition and the financing transactions are expected to close in the fourth quarter of 2007. ITC Midwest and IP&L have agreed that in the event that either party terminates the acquisition agreement as a result of a breach by the other party of its covenants, agreements or representations, made as of the date of the acquisition agreement, which would cause the closing conditions contained in the acquisition agreement not to be satisfied, the terminating party shall be entitled as its sole and exclusive remedy to liquidated damages equal to approximately $24.0 million, except that IP&L is entitled to liquidated damages of approximately $45.0 million solely in the event that such breach is ITC Midwest’s failure to pay IP&L the purchase price at closing of the transaction.
     The closing of the IP&L acquisition is not subject to any condition that ITC Holdings or ITC Midwest have completed any financing prior to consummation of the transaction. ITC Holdings has received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”). ITC Holdings does not intend to draw down on the Bridge Facility unless funds from the contemplated common equity offering and debt offerings are unavailable at the time of closing. In the event the $765.0 million capacity under the Bridge Facility is not sufficient to finance the acquisition due to purchase price adjustments, we believe we have the ability to secure additional bridge financing capacity or use existing capacity under our revolving credit facilities. The availability of the Bridge Facility is subject to the satisfaction of customary conditions to consummation, including the consummation of the acquisition and the execution of definitive financing documents. The Bridge Facility expires upon the earlier of December 31, 2007 or the date ITC Holdings notifies the Lead Arranger that the acquisition has been abandoned. In the event the acquisition is not consummated, ITC Holdings is not liable for any fees or payments under the Bridge Facility. In the event the acquisition is consummated, ITC Holdings would pay the Lead Arranger an arrangement fee of 0.125% on the aggregate amount of the Bridge Facility (the “Arrangement Fee”) and an additional fee of 0.125% per annum which accrues beginning on August 1, 2007 until the date of closing of the acquisition (the “Additional Fee”). The Arrangement Fee and Additional Fee would be recorded in other expenses and the amount recognized would be $1.0 million and $0.4 million, respectively, if the acquisition is consummated on December 31, 2007 and the bridge facility is not drawn upon. Additionally, in the event the Bridge Facility is drawn upon, ITC Holdings will pay a funding fee equal to 0.375% of the aggregate amount of the loans borrowed (the “Funding Fee”), and the Funding Fee and Arrangement Fee amounts would be recorded as a debt issue cost and amortized over the expected term of the Bridge Facility. All or a portion of the Funding Fee will be rebated if the Bridge Facility is refinanced with the Lead Arranger and if the refinancing occurs within 150 days of when the Bridge Facility was initially drawn upon. The borrowings under the Bridge Facility would bear interest at ITC Holdings’ option, at either LIBOR plus a margin of 0.625% or a base rate, defined as the higher of the Lead Arranger’s prime rate or 0.5% above the federal funds rate, plus a margin of 0.625%, which margins are subject to adjustment based on ratings by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services from time to time.
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
   Michigan Business Tax
     On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with credits for certain activities. The Michigan Single Business Tax in effect through December 31, 2007 is accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The accounting for the new tax resulted in the recognition of deferred tax liabilities at the enactment date and at September 30, 2007 for book and tax differences expected to reverse subsequent to December 31, 2007. As a result of the provisions contained in an additional Michigan law enacted on September 30, 2007 that allow for deductions over the period 2015 through 2029 for book and tax differences that exist at the effective date of the new tax of January 1, 2008, we recognized a deferred tax asset that resulted in an offset to the deferred tax liabilities recognized. The enactment of the new tax did not have a material effect on our condensed consolidated financial statements as of September 30, 2007.
     The new tax is expected to result in a higher effective income tax rate used to calculate our income tax provision beginning in 2008 and a reduction in taxes other than income taxes due to the termination of the Michigan Single Business Tax.
   Forward-Looking Attachment O
     On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. In periods of capital expansion and increasing rate base, ITCTransmission and METC will recover the costs of these capital investments more timely than under the previous Attachment O method that used historical information.
     Under the Forward-Looking Attachment O formula, ITCTransmission and METC use forecasted expenses, rate base, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the ITCTransmission and METC systems for that year. Billed network revenues under Forward-Looking Attachment O continue to be based on actual monthly peak loads multiplied by the network transmission rate. The Forward-Looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed network revenues for each year to determine the true-up amount to be included in future rates.
     The true-up mechanism within Forward-Looking Attachment O meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, for each reporting period beginning with the quarter ended March 31, 2007, revenue is recognized based on actual year-to-date net revenue requirements for that reporting period calculated using Forward-Looking Attachment O. ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the network revenue amounts billed relating to that reporting period. Thus, we will recognize more revenues in periods where revenue requirements are higher, and less revenues in periods when revenue requirements are lower. ITCTransmission and METC also accrue interest on the true-up amount as permitted by Forward-Looking Attachment O. The true-up amount, including interest, for each calendar year is automatically reflected in customer bills within two years under the provisions of Forward-Looking Attachment O. For the three months ended September 30, 2007, we have recorded a $12.9 million and $0.8 million reduction in operating revenues at ITCTransmission and METC, respectively, to recognize actual net revenue requirement for the period that was lower than the amount billed relating to the period. For the nine months ended September 30, 2007, we have recorded a $2.8 million reduction in operating revenues at ITCTransmission to recognize actual net revenue requirement for the period that was lower than the amount billed relating to the period and $12.6 million of additional operating revenues at METC to recognize actual net revenue requirement for the period that exceeded the amount billed relating to the period. For both the three and nine months ended September 30, 2007, we recognized other income of $0.2 million at METC and interest expense of $0.1 million at ITCTransmission for accrued interest relating to the true-up amounts.

     Our network transmission rates in effect through the year ended December 31, 2006 were established using a rate setting method that primarily used historical FERC Form No. 1 data and did not meet the requirements of an alternative revenue program under EITF 92-7. Accordingly, revenue for those periods was recognized for services provided during the reporting period based on actual monthly peak loads during the period multiplied by the network transmission rate calculated using the Attachment O formula, regardless of actual revenue requirement for the reporting period.
   METC Rate Case Settlement Agreement
     On January 19, 2007, METC, MISO, Consumers Energy, Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc. and ITCTransmission entered into a settlement agreement to resolve all outstanding matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC’s December 30, 2005 rate order, which authorized METC, beginning on January 1, 2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. The terms of this settlement agreement were approved by the FERC on August 29, 2007 and no parties filed for rehearing within the allowed 30-day period subsequent to the approval. METC made payments totaling $20.0 million to various transmission customers in October 2007. METC’s payments pursuant to this settlement were in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC has no other refund obligation or liability beyond this payment in connection with this proceeding. Additionally, the settlement established the balances and amortization to be used for ratemaking for the Regulatory Deferrals and ADIT Deferrals as discussed below.
     METC has deferred, as a regulatory asset, depreciation and interest expense associated with transmission assets placed in service from May 1, 2002 through December 31, 2005 (the “METC Regulatory Deferral”). METC has also recorded a regulatory asset related to the amount of accumulated deferred income taxes included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC ADIT Deferral”). The METC rate case settlement establishes an initial balance of the METC Regulatory Deferral and related intangible asset as $55.0 million with 20-year amortization beginning January 1, 2007. In addition, the settlement establishes an initial balance of the METC ADIT Deferral and related intangible asset as $61.3 million with 18-year amortization beginning January 1, 2007.
     The METC rate case matter was accounted for as a pre-acquisition contingency under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The settlement payment of $20.0 million was accounted for as a liability at the acquisition date and the adjustments to the METC Regulatory Deferral and METC ADIT Deferral balances were treated as adjustments to the carrying amounts of assets acquired. During the three and nine months ended September 30, 2007, we recognized $0.8 million and $2.3 million, respectively, of amortization of the regulatory assets and $0.8 million and $2.3 million, respectively, of amortization of the intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral in depreciation and amortization expenses. We will recognize annual amortization expense associated with the Regulatory Deferral and ADIT Deferral totaling $6.2 million, which began in 2007.
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
     Prior to the February 2007 sale and distribution, the ability of our shareholders other than the IT Holdings LP to influence our management and policies was limited, including with respect to our acquisition or disposition of assets, the approval of a merger or similar business combination, the incurrence of indebtedness, the issuance of additional shares of common stock or other equity securities and the payment of dividends or other distributions on our common stock. In addition, we could not take certain actions that would adversely affect the limited partners of the IT Holdings LP without their approval. The IT Holdings LP has divested itself of all remaining common shares, has dissolved and will not participate further in our management.

Trends and Seasonality
   Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for ITCTransmission and METC, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The primary factor that is expected to continue to increase our rates in future years is our anticipated capital investment in excess of depreciation as a result of our seven-year capital investment programs which began January 1, 2005 for ITCTransmission and January 1, 2007 for METC. ITCTransmission and METC strive for high reliability of their systems, low delivered costs of electricity and accessibility to generation sources of choice, including renewables. On August 8, 2005, the Energy Policy Act was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for the violators, including fines up to $1.0 million per day. The North American Electric Reliability Corporation (“NERC”) was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC and ReliabilityFirst Corporation, a regional entity under the NERC that is delegated certain authority for the purpose of proposing and enforcing reliability standards. Analysis of the transmission systems against these reliability standards has become more focused and rigorous in recent years. We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Projects that are undertaken to meet the reliability standards may have added benefits of increasing throughput and reducing transmission congestion in ITCTransmission’s and METC’s systems, which in turn may reduce the delivered cost of electricity by allowing access to lower cost generation and reducing system losses. They may also facilitate access to generation sources of choice, including renewables.
     Based on our planning studies, for the seven-year period from January 1, 2005 through December 31, 2011 we recognize a need to invest approximately $1.0 billion within the ITCTransmission service territory to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes in southeastern Michigan that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet expected growth in peak electrical demand; and (3) invest in property, plant and equipment for the primary benefit of relieving congestion in the transmission system in southeastern Michigan. During the nine months ended September 30, 2007, ITCTransmission invested $155.0 million in property, plant and equipment under its seven-year capital investment program. We expect ITCTransmission’s total investments in property, plant and equipment in 2007 to be approximately $200.0 million, based on projects currently planned or being considered, which represents a $10.0 million increase from our previous forecast.
     We expect METC to invest approximately $600.0 million in its system over the seven-year period from January 1, 2007 through December 31, 2013. During the nine months ended September 30, 2007, METC invested $55.4 million in property, plant and equipment under its seven-year capital investment program. We expect that investments in property, plant and equipment at METC in 2007 will be approximately $60.0 million, based on projects currently planned or being considered, which represents a $10.0 million increase from our previous forecast.
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
     The increase in network revenues in 2007 compared to 2006 is partially a result of the implementation of Forward-Looking Attachment O, which allows ITCTransmission and METC to recover their expenses and investments in transmission assets on a current rather than a lagging basis. ITCTransmission’s billed network transmission rate for 2007 is $2.099 per kW/month, based on ITCTransmission’s implementation of Forward-Looking Attachment O. METC’s Forward-Looking Attachment O also became effective beginning January 1, 2007. However, METC’s historical network transmission rate of $1.524 per kW/month continues to be used for billing through December 31, 2007. The rates used during 2007 are subject to a true-up adjustment under Forward-Looking Attachment O based on actual net revenue requirement for 2007, and which will be included in 2009 network rates. The 2008 billed network transmission rate for ITCTransmission and METC will be $2.350 per kW/month and $2.022 per kW/month, respectively.
Point-to-Point Revenue
     Our point-to-point revenue for the year ended December 31, 2006 was negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. Under Forward-Looking Attachment O, in applying the accounting for the true-up mechanism, the amount of point-to-point revenues is factored into actual net revenue requirement and does not have an effect on operating revenues or net income beginning in 2007.
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
     Beginning January 1, 2007, although the monthly peak loads continue to be used for billing network revenues, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Therefore, ITCTransmission and METC will recognize more revenues in periods where recoverable expenses and rate base are higher, and less revenues in periods where recoverable expenses and rate base are lower, resulting in more consistent net income for each quarterly period within a given year, compared to the historical Attachment O method.
     ITCTransmission’s total of monthly peak loads for the three and nine months ended September 30, 2007 was up 3.8% and 3.8%, respectively, compared to the corresponding total for 2006, as shown in the table below.

	2007		2006		2005
Monthly Peak Load (in MW)	METC	ITCTransmission	METC	ITCTransmission	ITCTransmission
January	6,051	7,876		7,754	8,090
February	6,227	8,170		7,667	7,672
March	6,006	7,739		7,554	7,562
April	5,473	7,141		7,035	7,299
May	6,981	9,927		10,902	7,678
June	8,484	11,761		9,752	12,108
July	8,645	11,706		12,392	11,822
August	8,931	12,087		12,745	12,308
September	7,908	11,033		8,415	10,675
October			5,642	7,302	9,356
November			6,103	7,724	7,943
December			6,527	8,257	8,344

Total			18,272	107,499	110,857

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended				Nine months ended
	September 30,			Percentage	September 30,			Percentage
(In thousands)	2007	2006	Change	Change	2007	2006	Change	Change
OPERATING REVENUES	$109,272	$63,004	$46,268	73.4%	$316,850	$150,548	$166,302	110.5%
OPERATING EXPENSES
Operation and maintenance	22,451	5,542	16,909	305.1%	62,494	19,317	43,177	223.5%
General and administrative	13,376	9,827	3,549	36.1%	40,603	25,292	15,311	60.5%
Depreciation and amortization	17,060	9,259	7,801	84.3%	49,893	27,213	22,680	83.3%
Taxes other than income taxes	8,253	5,409	2,844	52.6%	25,089	15,739	9,350	59.4%

Total operating expenses	61,140	30,037	31,103	103.5%	178,079	87,561	90,518	103.4%
OPERATING INCOME	48,132	32,967	15,165	46.0%	138,771	62,987	75,784	120.3%
OTHER EXPENSES(INCOME)
Interest expense	20,084	8,506	11,578	136.1%	59,156	23,640	35,516	150.2%
Allowance for equity funds used during construction	(2,339)	(1,250)	(1,089)	87.1%	(5,192)	(2,610)	(2,582)	98.9%
Loss on extinguishment of debt	—	—	—	n/a	349	—	349	n/a
Other income	(1,128)	(47)	(1,081)	2,300.0%	(2,847)	(488)	(2,359)	483.4%
Other expense	175	256	(81)	(31.6)%	844	408	436	106.9%

Total other expenses (income)	16,792	7,465	9,327	124.9%	52,310	20,950	31,360	149.7%

INCOME BEFORE INCOME TAXES	31,340	25,502	5,838	22.9%	86,461	42,037	44,424	105.7%
INCOME TAX PROVISION	10,540	6,553	3,987	60.8%	28,807	12,436	16,371	131.6%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	20,800	18,949	1,851	9.8%	57,654	29,601	28,053	94.8%
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	—	—	n/a	—	29	(29)	(100.0)%

NET INCOME	$20,800	$18,949	$1,851	9.8%	$57,654	$29,630	$28,024	94.6%

Operating Revenues
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2007 compared to the same period in 2006:

						Percentage
	2007		2006		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues billed	$113,134	103.5%	$59,148	93.9%	$53,986	91.3%
Attachment O revenue accrual (deferral)- net	(13,683)	(12.5)%	—	0.0%	(13,683)	n/a
Point-to-point	5,118	4.7%	1,325	2.1%	3,793	286.3%
Scheduling, control and dispatch	4,253	3.9%	2,220	3.5%	2,033	91.6%
Other	450	0.4%	311	0.5%	139	44.7%

Total	$109,272	100.0%	$63,004	100.0%	$46,268	73.4%

     Network revenues billed increased by $39.4 million due to the inclusion of amounts for METC not included in the 2006 period. In addition, network revenues billed increased by $12.5 million due to increases in the rate used for network revenues at ITCTransmission from $1.744 kW/month for the three months ended September 30, 2006 to $2.099 per kW/month for the three months ended September 30, 2007. Network revenues billed also increased by $2.1 million due to an increase of 3.8% in the network load at ITCTransmission for the three months ended September 30, 2007 compared to the same period in 2006.
     The Attachment O revenue deferral of $12.9 million and $0.8 million for ITCTransmission and METC, respectively, for the three months ended September 30, 2007 resulted from network revenues billed for the three months ended September 30, 2007 that exceeded actual net revenue requirement for the three months ended September 30, 2007. The table below under “—Attachment O revenue accrual illustration” presents the calculation of the total Attachment O revenue accrual (deferral) for the nine months ended September 30, 2007.
     Point-to-point revenues increased primarily due to $2.5 million of METC revenues not included in the 2006 period.
     Scheduling, control and dispatch revenues increased primarily due to $1.8 million of METC revenues not included in the 2006 period.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2007 compared to the same period in 2006:

						Percentage
	2007		2006		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues billed	$281,857	89.0%	$140,731	93.5%	$141,126	100.3%
Attachment O revenue accrual (deferral)- net	9,858	3.1%	—	0.0%	9,858	n/a
Point-to-point	12,548	3.9%	3,437	2.3%	9,111	265.1%
Scheduling, control and dispatch	11,133	3.5%	5,203	3.4%	5,930	114.0%
Other	1,454	0.5%	1,177	0.8%	277	23.5%

Total	$316,850	100.0%	$150,548	100.0%	$166,302	110.5%

     Network revenues billed increased by $98.6 million due to the inclusion of amounts for METC not included in the 2006 period. In addition, network revenues billed increased by $37.1 million due to increases in the rate used for network revenues at ITCTransmission from $1.594 per kW/month for the period from January through May of 2006 and $1.744 kW/month from June through September of 2006 to $2.099 per kW/month for the nine months ended September 30, 2007. Network revenues billed also increased by $5.4 million due to an increase of 3.8% in the network load at ITCTransmission for the nine months ended September 30, 2007 compared to the same period in 2006.

     The Attachment O revenue accrual (deferral)- net at ITCTransmission and METC resulted from actual net revenue requirement for the nine months ended September 30, 2007 that exceeded network revenues billed for the nine months ended September 30, 2007. The table below illustrates the calculation of the total Attachment O revenue accrual for the nine months ended September 30, 2007.
Attachment O revenue accrual illustration
          (In thousands)

				Total Revenue
				Accrual
Line	Item	ITCTransmission	METC	(Deferral)- net
1	Actual net revenue requirement	$180,467	$111,248
2	Network revenues billed (a)	183,251	98,606

3	Attachment O revenue accrual (deferral) (line 1 - line 2)	$(2,784)	$12,642	$9,858

(a)	Network revenues billed is calculated based on the monthly network peak load at ITCTransmission and METC multiplied by the monthly network rate of $2.099 for ITCTransmission and $1.524 for METC, adjusted for the actual number of days in the month.
     Point-to-point revenues increased primarily due to $6.9 million of METC revenues not included in the 2006 period.
     Scheduling, control and dispatch revenues increased primarily due to $4.8 million of METC revenues not included in the 2006 period.
Operating Expenses
     Operation and maintenance expenses
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Operation and maintenance expenses increased primarily due to amounts incurred by METC in 2007 that were not included in our results of operations for the three months ended September 30, 2006. METC incurred expenses of $7.6 million for contractor expenses for substation operations, transmission structure maintenance, vegetation management, inspections, general site maintenance, and maintenance support costs such as tools, equipment rentals and supplies. Additionally, METC incurred expenses of $2.5 million for easement payments to Consumers Energy, $0.4 million for ancillary services and $0.5 million for asset mapping activities. Operation and maintenance expenses at ITCTransmission increased by $4.6 million primarily due to additional tower painting, transmission structure maintenance, inspections, general site maintenance, and maintenance support costs. We also incurred $1.1 million of additional expenses for transmission system monitoring and control due to the increased activity at our operations facility needed to operate both ITCTransmission’s and METC’s transmission systems during the three months ended September 30, 2007 as compared to only ITCTransmission’s transmission system during the same period in 2006.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Operation and maintenance expenses increased primarily due to amounts incurred by METC in 2007 that were not included in our results of operations for the nine months ended September 30, 2006. METC incurred expenses of $23.5 million for contractor expenses for substation operations, transmission structure maintenance, vegetation management, inspections, general site maintenance, and maintenance support costs such as tools, equipment rentals and supplies. These amounts include costs to transition certain activities provided by Consumers Energy due to the termination of the services contract with Consumers Energy pursuant to which Consumers Energy had provided various services related to the METC’s transmission assets through April 2007. Additionally, METC incurred expenses of $7.6 million for easement payments to Consumers Energy, $1.4 million for ancillary services and $0.5 million for asset mapping activities. Operation and maintenance expenses at ITCTransmission increased by $7.9 million primarily due to additional tower painting, transmission structure maintenance, inspections, general site maintenance, and maintenance support costs. We also incurred $2.3 million of additional expenses for transmission system monitoring and control due to the acquisition of METC and the increased activity at our operations facility needed to operate both ITCTransmission’s and METC’s transmission systems during the nine months ended September 30, 2007 as compared to only ITCTransmission’s transmission system during the same period in 2006.
     General and administrative expenses
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     The increase in general and administrative expenses consisted of $1.2 million due to higher compensation and benefits expenses primarily resulting from personnel additions, $0.5 million due to higher professional advisory and consulting services, and $1.2 million due to higher business expenses including information technology support and contract labor, all of which include incremental costs incurred as a result of the METC acquisition. Expenses also increased by $0.5 million at ITC Grid Development and ITC Great Plains for salaries, benefits and general business expenses not included in the increases explained above.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     The increase in general and administrative expenses consisted of $5.1 million due to higher compensation and benefits expenses primarily resulting from personnel additions, $3.0 million due to higher professional advisory and consulting services, $4.0 million due to higher business expenses including information technology support and contract labor and $0.5 million due to higher insurance premiums, all of which include incremental costs incurred as a result of the METC acquisition. In addition, general and administrative expenses increased due to offering costs of $0.6 million associated with the securities offering by the IT Holdings LP. See Recent Developments, under “—Public Securities Offering”. Expenses also increased by $1.2 million at ITC Grid Development and ITC Great Plains subsidiaries for salaries, benefits and general business expenses not included in the increases explained above.
     Depreciation and amortization expenses
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     The acquisition of METC in October 2006 resulted in an additional $4.6 million of depreciation and amortization expense relating to property, plant and equipment. In addition, depreciation and amortization expenses increased $1.5 million due to the amortization of METC’s regulatory assets and intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral as described in Note 4 to the condensed consolidated financial statements under “—METC Rate Case.” Depreciation and amortization expenses increased at ITCTransmission by $1.6 million due primarily to a higher depreciable asset base as a result of property, plant and equipment additions.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     The acquisition of METC in October 2006 resulted in an additional $13.0 million of depreciation and amortization expense relating to property, plant and equipment. In addition, depreciation and amortization expenses increased $4.6 million due to the amortization of METC’s regulatory assets and intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral as described in Note 4 to the condensed consolidated financial statements under “—METC Rate Case.” Depreciation and amortization expenses increased at ITCTransmission by $4.9 million due primarily to a higher depreciable asset base as a result of property, plant and equipment additions.
     Taxes other than income taxes
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Taxes other than income taxes increased due to property tax expenses of $2.0 million at METC during the three months ended September 30, 2007, which were not included in the 2006 period. Additionally, property tax expenses at ITCTransmission increased by $0.7 million primarily due to ITCTransmission’s 2006 capital additions, which are included in the assessments for 2007 personal property taxes.

     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Taxes other than income taxes increased due to property tax expenses of $6.1 million at METC during the nine months ended September 30, 2007, which were not included in the 2006 period. Additionally, property tax expenses at ITCTransmission increased by $2.2 million primarily due to ITCTransmission’s 2006 capital additions, which are included in the assessments for 2007 personal property taxes. Taxes other than income taxes also increased by $0.9 million due to higher payroll taxes.
Other Expenses (Income)
     Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006
     Interest expense increased at ITCTransmission and ITC Holdings primarily due to higher borrowing levels to finance capital expenditures and the acquisition of METC. Additionally, METC recognized interest expense of $2.6 million and $7.7 million during the three and nine months ended September 30, 2007, respectively, which was not included in the 2006 periods.
     Allowance for equity funds used during construction (“AFUDC Equity”) increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2007 compared to 2006.
     Other income increased primarily due to increases in interest and dividend income, as well as realized and unrealized gains on trust assets.
Income Tax Provision
     Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006
     Our effective tax rate of 33.6% and 33.3% for the three and nine months ended September 30, 2007, respectively, and 25.7% and 29.6% for the three and nine months ended September 30, 2006, respectively, differed from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of AFUDC Equity. ITCTransmission and METC include taxes payable relating to AFUDC Equity in their actual net revenue requirements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. This accounting treatment became applicable for ITCTransmission and METC during 2006 upon the effectiveness of Forward-Looking Attachment O.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements, subject to certain conditions. In addition, we may secure additional funding in the financial markets. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures. We made investments in property, plant and equipment of $155.0 million and $55.4 million during the nine months ended September 30, 2007 at ITCTransmission and METC, respectively. We expect the total level of investment to be approximately $260.0 million in 2007. Our plans with regard to property, plant and equipment investments are described in detail above under “— Overview” and “— Trends and Seasonality.”
•	Fund working capital requirements.
•	Fund our debt service requirements. During the year ended December 31, 2006, we paid $40.0 million of interest. During the nine months ended September 30, 2007, we paid $69.3 million of interest expense. We expect the level of borrowings for the remainder of 2007 to continue to be higher than during 2006.
•	Fund distributions to holders of our common stock. During 2006, we paid dividends of $38.3 million. During the nine months ended September 30, 2007, we paid dividends of $35.8 million. During the third quarter of 2007, we raised our quarterly cash dividend to $0.290 per share from $0.275 per share. Our board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

•	Fund contributions to our retirement plans. In 2006, we funded $1.8 million to our pension retirement plan, $3.6 million to our supplemental pension retirement benefit plans and $0.1 million to our postretirement plan. In 2007, we funded $4.0 million to our pension retirement plan, $1.1 million to our supplemental pension retirement benefit plans and $0.3 million to our postretirement plan.
•	Fund the pending acquisition of transmission assets of IP&L and any other future transactions, as well as any capital expenditures for new property, plant and equipment at acquired entities. See “Recent Developments – Pending Acquisition of Transmission Assets” for a description of the planned financing for the acquisition of the IP&L assets.
•	Fund business development expenses, consisting primarily of forecasted expenses of $3.0 million at ITC Grid Development and ITC Great Plains in 2007. During the nine months ended September 30, 2007, we incurred $1.5 million of business development expenses at ITC Grid Development and ITC Great Plains.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements as needed to meet our other short-term cash requirements. As of September 30, 2007, we had consolidated indebtedness under our revolving credit agreements of $65.8 million, with unused capacity of $174.2 million. Refer to Note 6 to the condensed consolidated financial statements for a description of our revolving credit agreements entered into on March 29, 2007. The interest rates and facilities fees under the revolving credit agreements entered into on March 29, 2007 are more favorable to us than the terms of the revolving credit agreements that were terminated on that date and have resulted in $0.7 million of lower interest expense for the period April 1, 2007 through September 30, 2007 assuming the same borrowing levels. In October 2007, we borrowed under METC’s revolving credit agreement to pay the METC rate case settlement amount of $20.0 million.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us. In September 2007, we borrowed a total of $50.0 million pursuant to 6.04% Senior Notes, Series A, due September 20, 2014 and $50.0 million of 6.23% Senior Notes, Series B, due September 20, 2017. The proceeds were used to pay off the $25.0 million balance of the ITC Holdings Term Loan Agreement which was due in October 2007, and to pay down existing borrowings under the ITC Holdings Credit Agreement. The material terms of these Senior Notes and the related Note Purchase Agreement are described in Note 6 to the condensed consolidated financial statements.
     We do not expect the pending acquisition of transmission assets of IP&L to negatively impact our liquidity or available capital resources.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $100.6 million and $43.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by operating activities was primarily due to higher network revenues billed of $141.1 million, higher point-to-point revenues of $9.1 million and higher scheduling control and dispatch revenues of $5.9 million, partially offset by higher operating and maintenance expenses and general and administrative expenses in 2007 of $43.2 million and $15.3 million, respectively, primarily as a result of the acquisition of METC. Additionally, we made $41.1 million of additional interest payments (excluding interest capitalized) during the nine months ended September 30, 2007 compared to the same period in 2006 due primarily to higher outstanding balances of long-term debt.
Cash Flows From Investing Activities
     Net cash used in investing activities was $215.2 million and $118.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used in investing activities was primarily due to higher levels of capital investment in property, plant and equipment in 2007.

Cash Flows From Financing Activities
     Net cash provided by financing activities was $103.5 million and $58.5 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by financing activities increased due to the issuance of $100.0 million of ITC Holdings’ Senior Notes, Series A and Series B. Cash from financing activities also increased due to the net increase in borrowings of $51.7 million under our revolving credit facilities. These increases were partially offset by proceeds received in the nine months ended September 30, 2006 from ITCTransmission’s $100.0 million bond offering on March 28, 2006 as well as a $9.1 million increase in dividends paid on common stock due primarily to the increase in outstanding common shares during the nine months ended September 30, 2007 as compared to the same period in 2006.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2006. There have been no material changes to that information during the nine months ended September 30, 2007, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 6 to the condensed consolidated financial statements and additional purchase obligations for a general contractor and its subcontractors of approximately $61.0 million relating to the construction of a new corporate headquarters facility and operations control room in Novi, Michigan expected to be completed in 2008, some of which has been expended as of September 30, 2007 and has been included in property, plant and equipment.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2006 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,279.8 million at September 30, 2007. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $1,335.9 million at September 30, 2007. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at September 30, 2007. An increase in interest rates of 10% at September 30, 2007 would decrease the fair value of our debt by $58.5 million, and a decrease in interest rates of 10% at September 30, 2007 would increase the fair value of our debt by $73.3 million at that date.
Revolving Credit Agreements
     At September 30, 2007, ITC Holdings, ITCTransmission and METC had $3.7 million, $52.1 million and $10.0 million outstanding, respectively, under their revolving credit agreements, which are variable rate loans and for which fair value approximates book value. A 10% increase in ITC Holdings’, ITCTransmission’s and METC’s short-term borrowing rate, from 7.0% to 7.7% for example, would increase total interest expense by $0.5 million for an annual period on a constant borrowing level of $65.8 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2006, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison and Consumers Energy, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2007.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 and as revised in our Form 10-Q for the quarterly period ended March 31, 2007.
     METC Rate Case
     The terms of the METC rate case settlement agreement were approved by the FERC on August 29, 2007 and no parties filed for rehearing within the allowed 30-day period subsequent to the approval. METC made payments totaling $20.0 million to various transmission customers in October 2007. METC’s payments pursuant to this settlement were in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC has no other refund obligation or liability beyond this payment in connection with this proceeding. Therefore, management believes the risk factor set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2006 and captioned as follows is no longer applicable: “The FERC’s December 2005 rate order authorizing METC’s current rates is subject to a hearing and possible judicial appeals unless the FERC approves the settlement agreement filed by the interested parties. In any such proceedings, METC could be required to refund revenues to customers and the rates that METC charges for services could be reduced, thereby materially and adversely impacting our results of operations, financial condition, cash flows, and future earning capacity.”
     ITCTransmission and METC are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows.
     Our operating subsidiaries are required to comply with various regulations, including reliability standards established by the North American Electric Reliability Corporation (“NERC”), which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with the Energy Policy Act of 2005. These standards include requirements for such things as system operator training, emergency preparedness and transmission system planning. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 in low risk/low severity circumstances to a maximum of $1.0 million per violation in the most egregious of circumstances. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our operating subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our results of operations, financial condition and cash flows.
ITEM 5. OTHER INFORMATION
     On September 20, 2007, ITC Holdings issued $50.0 million of 6.04% Senior Notes, Series A, due September 20, 2014 and $50.0 million of 6.23% Senior Notes, Series B, due September 20, 2017. The notes were issued pursuant to the Note Purchase Agreement dated as of September 20, 2007, between ITC Holdings and various purchasers. The Note Purchase Agreement, including the form of Series A and Series B Senior Notes, is filed as Exhibit 4.17 to this Report on Form 10-Q.
     Interest on the notes is payable semi-annually in arrears on March 20 and September 20 of each year, commencing on March 20, 2008 at a fixed rate of 6.04% under the Series A notes and at a fixed rate of 6.23% under the Series B notes. ITC Holdings may redeem the notes at any time, in whole or in part in an amount not less than $5.0 million in aggregate principal amount of the notes then outstanding in the case of a partial payment, at 100% of the principal amount so prepaid, plus accrued and unpaid interest, plus the Make-Whole Amount, if any, determined for the prepayment date with respect to such principal amount. The Make-Whole Amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such note over the amount of such called principal, provided that the Make-Whole Amount may in no event be less than zero. The aggregate principal amount under the Series A notes is payable in a lump sum on September 20, 2014 and the aggregate principal amount under the Series B notes is payable in a lump sum on September 20, 2017.
     The Note Purchase Agreement contains customary events of default, including, without limitation, failure to pay principal or the Make-Whole Amount on any note when due; failure to pay interest on any note for more than 5 business days after becoming due; and failure to comply with certain covenants contained in the Note Purchase Agreement. Upon the occurrence of certain events of default having to do with the insolvency or bankruptcy of ITC Holdings, the notes become immediately due and payable. Upon the occurrence of other events of default, the holders of more than 50% in principal amount of the notes at the time outstanding (or, in the case of a payment default, the affected holders in regard to the notes held by them) may at any time at their option, by notice or notices to ITC Holdings, declare all the notes then outstanding to be immediately due and payable. The Note Purchase Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets, dividends and sale leaseback transactions and (b) require ITC Holdings to maintain a maximum total debt to total capitalization ratio of 75% (subject to a temporary increase to 85% for a period of 90 days upon a Notice of Election to Increase Debt to Capitalization Ratio delivered to the holders of the notes).

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be incorporated by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
4.17	Note Purchase Agreement, dated as of September 20, 2007, between ITC Holdings Corp. and the Purchasers named therein, and related forms of Series A Notes and Series B Notes

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 1, 2007

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill Senior Vice President–
Finance and Chief Financial Officer (principal financial officer)