Form 10-K
period 2007-12-31
ITC Holdings Corp.
filed 2008-02-29
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information, statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2007 was approximately $1.7 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 22, 2008 was 49,356,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.

Form 10-K for the Fiscal Year Ended December 31, 2007

DEFINITIONS

Unless otherwise noted or the context requires, all references in this report to:

ITC Holdings Corp. and its subsidiaries

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, and ITC Midwest together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.

Other definitions

•	“ATC” are references to American Transmission Company, LLC, an affiliate of IP&L;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MPUC” are references to the Minnesota Public Utilities Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes; and

•	“RTO” are references to Regional Transmission Organizations.

PART I

ITEM 1.	BUSINESS.

Overview

In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. Our business consists primarily of the operations of our Regulated Operating Subsidiaries, ITCTransmission, METC and ITC Midwest. ITCTransmission was originally formed in 2001 as a subsidiary of Detroit Edison, an electric utility subsidiary of DTE Energy. METC was originally formed in 2001 as a subsidiary of Consumers Energy, an electric and gas utility subsidiary of CMS Energy Corporation. ITC Midwest was formed in 2007 by ITC Holdings to acquire the transmission assets of IP&L.

Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive to lower the delivered cost of electricity and improve accessibility to generation sources of choice, including renewable sources. We operate contiguous, high-voltage systems in Michigan’s Lower Peninsula and we operate high-voltage systems in portions of Iowa, Minnesota, Illinois and Missouri that transmit electricity from generating stations to local distribution facilities connected to our systems.

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.”

Development of Business

During 2007, we acquired the electric transmission assets of IP&L through ITC Midwest. Refer to Note 4 to the consolidated financial statements for a discussion of our recent acquisitions.

We are seeking to develop broader potential strategic development opportunities for transmission construction related to building super regional 765 kV transmission facilities, interconnections for wind generation resources, and investment opportunities through subsidiaries of ITC Grid Development. For example, we believe there may be opportunities to invest up to $1.3 billion in a joint venture with American Electric Power Company, Inc. to build a new 765 kV transmission facility across the southern portion of Michigan’s Lower Peninsula. In addition, based on proposals by RTOs, including MISO and the Southwest Power Pool (“SPP”), we are exploring strategic opportunities to upgrade the transmission grid within the MISO and SPP regions and surrounding regions with a backbone, super high voltage 765 kV transmission network. Based on the anticipated growth of wind generation resources, we also foresee the need to construct wind interconnection facilities. We also foresee opportunities for construction of transmission facilities through projects being pursued by subsidiaries of ITC Grid Development. We cannot predict when or if these development opportunities may begin, or their duration. Please see “Item 1A Risk Factors — We expect to pursue strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”

Segments

We have one reportable segment consisting of our Regulated Operating Subsidiaries. Additionally, we have other subsidiaries focused primarily on business development activities and holding companies whose activities include corporate debt and equity financing and general corporate activities. A more detailed discussion of our reportable segment including financial information about the segment is included in Note 19 to the consolidated financial statements.

Operations

As transmission-only companies, our Regulated Operating Subsidiaries function as conduits, moving power from generators to local distribution systems either entirely through their own systems or in conjunction with neighboring transmission systems. Third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by our Regulated Operating Subsidiaries is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by our subsidiaries fall into the following categories:

•	asset planning;

•	engineering, design and construction;

•	maintenance; and

•	real time operations.

Currently, IP&L performs some of the engineering, design and construction, maintenance and real time operations activities for ITC Midwest under the Transition Services Agreement and ATC performs real time operations for ITC Midwest under the Operating Agreement, both as described below.

Asset Planning

Our Asset Planning group uses detailed system models and long-term load forecasts to develop our system expansion capital plans. The expansion plans identify projects that address potential future reliability issues and/or produce economic savings for customers by eliminating constraints.

Asset Planning works closely with MISO in the development of our annual system expansion capital plans by performing technical evaluations and detailed studies. As the regional planning authority, MISO reviews regional system improvement projects by its members, including our Regulated Operating Subsidiaries.

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

Maintenance

We develop and track the preventive maintenance plan to promote a safe and reliable system. By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability. ITCTransmission and METC contract with Utility Lines Construction, which is a division of Asplundh Tree Expert Co., to perform the bulk of their maintenance. The agreements provide us with access to an experienced and scalable workforce with knowledge of our system at an established rate. The agreements are scheduled to terminate on August 29, 2008 but automatically renew for additional five year terms unless terminated by either party. We have negotiated an amendment to the maintenance agreements to apply the terms of those agreements to ITC Midwest.

Real Time Operations

ITCTransmission and METC

Joint Control Area Operator.  Under the functional control of MISO, ITCTransmission and METC operate their electricity transmission systems as a combined control area under the Michigan Electric Coordinated System (“MECS”) Control Area Agreement. The operation is performed at the operations control room in Ann Arbor, Michigan, where our employees perform the functions as the control area operator which include balancing loads and generation in order to ensure a supply of electricity to customers, monitoring and reacting to fluctuations in system frequency, and serving as the primary operational interface with internal and external interconnected entities and the regional reliability coordinator.

System Operations.  As part of day-to-day operations in the operations control room in Ann Arbor, Michigan, transmission system coordinators monitor the performance of the ITCTransmission and METC transmission systems continuously, using state of the art computer and communication systems to perform constant analysis to plan for contingencies that may occur and maintain security and reliability following any unplanned incidents on the system. Transmission system coordinators are also responsible for the switching and protective tagging function and taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.

ITC Midwest

We negotiated certain operating contracts with IP&L and ATC that govern operations of the transmission system for a period of at least twelve months from the closing of the ITC Midwest acquisition in December 2007. These contracts include the IP&L Transition Services Agreement for operations services related to the 34.5 kV transmission system and the ATC Operating Agreement for operations services related to the 69 kV and above transmission system.

Transmission system operations services include switching and protective tagging to facilitate capital construction projects and maintenance programs, system monitoring, contingency and security analysis, and responding to unplanned incidents on the system.

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

METC

Consumers Energy operates the electricity distribution system to which METC’s transmission system connects. METC is a party to a number of operating contracts with Consumers Energy that govern the operations and maintenance of its transmission system. These contracts include the following:

Amended and Restated Easement Agreement.  Under the Amended and Restated Easement Agreement (the “Easement Agreement”), dated as of April 29, 2002 and as further supplemented, Consumers Energy provides METC with an easement to the land, which we refer to as premises, on which a majority of METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity at voltages of at least 120 kV are located, which we refer to collectively as the facilities. Consumers Energy retained for itself the rights to, and the value of activities associated with, all other uses of the premises and the facilities covered by the Easement Agreement, such as for distribution of electricity, fiber optics, telecommunications, gas pipelines and agricultural uses. Accordingly, METC is not permitted to use the premises or the facilities covered by the Easement Agreement for any purposes other than to provide electric transmission and related services, to inspect, maintain, repair, replace and remove electric transmission facilities and to alter, improve, relocate and construct additional electric transmission facilities. The easement is further subject to the rights of any third parties that had rights to use or occupy the premises or the facilities prior to April 1, 2001 in a manner not inconsistent with METC’s permitted uses.

METC pays Consumers Energy annual rent of $10.0 million, in equal quarterly installments, for the easement and related rights under the Easement Agreement. Although METC and Consumers Energy share the use of the premises and the facilities covered by the Easement Agreement, METC pays the entire amount of any rentals, property taxes, inspection fees and other amounts required to be paid to third parties with respect to any use, occupancy, operations or other activities on the premises or the facilities and is generally responsible for the maintenance of the premises and the facilities used for electricity transmission at its expense. METC also must maintain commercial general liability insurance protecting METC and Consumers Energy against claims for personal injury, death or property damage occurring on the premises or the facilities and pay for all insurance premiums. METC is also responsible for patrolling the premises and the facilities by air at its expense at least annually and to notify Consumers Energy of any unauthorized uses or encroachments discovered. METC must indemnify Consumers Energy for all liabilities arising from the facilities covered by the Easement Agreement.

METC must notify Consumers Energy before altering, improving, relocating or constructing additional transmission facilities covered by the Easement Agreement. Consumers Energy may respond by notifying METC of reasonable work and design restrictions and precautions that are needed to avoid endangering existing distribution facilities, pipelines or communications lines, in which case METC must comply with these restrictions and precautions. METC has the right at its own expense to require Consumers Energy to remove and relocate these facilities, but Consumers Energy may require payment in advance or the provision of reasonable security for payment by METC prior to removing or relocating these facilities, and Consumers Energy need not commence any relocation work until an alternative right-of-way satisfactory to Consumers Energy is obtained at METC’s expense.

The term of the Easement Agreement runs through December 31, 2050 and is subject to 10 automatic 50-year renewals after that time unless METC provides one year’s notice of its election not to renew the term. Consumers Energy may terminate the Easement Agreement 30 days after giving notice of a failure by METC to pay its quarterly installment if METC does not cure the non-payment within the 30-day notice period. At the end of the term or upon any earlier termination of the Easement Agreement, the easement and related rights terminate and the transmission facilities revert to Consumers Energy.

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

Amended and Restated Purchase and Sale Agreement for Ancillary Services.  The Amended and Restated Purchase and Sale Agreement for Ancillary Services (the “Ancillary Services Agreement”) is dated as of April 29, 2002. Since METC does not own any generating facilities, it must procure ancillary services from third party suppliers, such as Consumers Energy. Currently, under the Ancillary Services Agreement, METC pays Consumers Energy for providing certain generation-based services necessary to support the reliable operation of the bulk power grid, such as voltage support and generation capability and capacity to balance loads and generation. METC is not precluded from procuring these ancillary services from third party suppliers when available. The Ancillary Services Agreement is subject to rolling one-year renewals starting May 1, 2003, unless terminated by either METC or Consumers Energy with six months prior written notice.

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

ITC Midwest

Distribution-Transmission Interconnection Agreement.  The Distribution-Transmission Interconnection Agreement (the “DTIA”) governs the rights, responsibilities and obligations of ITC Midwest and IP&L, with respect to the use of certain of their own and the other parties’ property, assets and facilities, and the construction of new facilities or modification of existing facilities. Additionally, the DTIA sets forth the terms pursuant to which the equipment and facilities and the interconnection equipment of IP&L will continue to connect ITC Midwest’s facilities through which ITC Midwest provides transmission service under the MISO Transmission and Energy Markets Tariff. The DTIA will remain in effect until terminated by mutual agreement by the parties (subject to any required FERC approvals) or as long as any interconnection point of IP&L is connected to ITC Midwest’s facilities, unless modified by written agreement of the parties.

Large Generator Interconnection Agreement.  ITC Midwest, IP&L and MISO entered into the Large Generator Interconnection Agreement (the “LGIA”) in order to establish, re-establish and maintain the direct electricity interconnection of IP&L’s electricity generating assets with ITC Midwest’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. The LGIA will remain in effect until terminated by ITC Midwest or until IP&L elects to terminate the agreement if a particular unit ceases commercial operation for three consecutive years.

Transition Services Agreement.  The Transition Services Agreement (the “TSA”) identifies the transmission corporate administration services, the construction and maintenance services, the engineering services and the system operations services related to the 34.5 kV transmission system that IP&L agreed to provide to ITC Midwest. The TSA also requires IP&L to provide the transition design, planning and implementation relating to those services. The TSA will remain in effect for one year, with the option to extend the agreement for up to four additional six-month periods, or until terminated by mutual agreement of the parties unless earlier terminated pursuant to its terms. Subsequent to the termination of the TSA, ITC Midwest expects to perform the activities covered under the TSA.

Operating Agreement.  The Operating Agreement between ITC Midwest and ATC obligates ATC to provide control, operation and emergency response services as well as providing assistance in the eventual transition of those services to ITC Midwest. The services contemplated by this agreement shall only be for ITC Midwest’s transmission facilities operating at 69 kV and above. The Operating Agreement will remain in effect until May 1, 2009, unless terminated earlier pursuant to its terms, at which time ITC Midwest expects to perform the activities covered under the Operating Agreement.

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

The FERC has issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electricity transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this potential discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a transmission owner or operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.

On August 8, 2005, the federal government enacted the Energy Policy Act of 2005 (the “Energy Policy Act”). In part, the Energy Policy Act required the FERC to implement rules to encourage investment in electricity transmission infrastructure and authorized the FERC to implement mandatory transmission reliability standards. In addition, the Energy Policy Act directed the DOE to investigate and designate corridors along which the construction of electricity transmission infrastructure is in the national interest, and authorizes the FERC to determine siting of transmission facilities in such corridors in certain circumstances. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC and ReliabilityFirst Corporation, a regional entity under the NERC that is delegated certain authority for the purpose of proposing and enforcing reliability standards. Analysis of the transmission systems against these reliability standards has become more focused and rigorous in recent years. In addition, the FERC has finalized rules under which our Regulated Operating Subsidiaries may qualify for rate incentives to invest in transmission infrastructure. Our Regulated Operating Subsidiaries may also be eligible for federal assistance in siting of such infrastructure. Finally, the Energy Policy Act repealed the Public Utility Holding Company Act of 1935, which was replaced by the Public Utility Holding Company Act of 2005. It also subjected utility holding companies to regulations of the FERC related to access to books and records, and amended Section 203 of the FPA to provide explicit authority for the FERC to review mergers and consolidations involving utility holding companies in certain circumstances.

Federal Regulation

As electricity transmission companies, our Regulated Operating Subsidiaries are regulated by the FERC. The FERC is an independent regulatory commission within the DOE that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline, and the transmission and wholesale sale of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In 1996, in order to facilitate open access transmission for participants in wholesale power markets, the FERC issued Order No. 888. The open access policy promulgated by the FERC in Order No. 888 was upheld in a United States Supreme Court decision issued on March 4, 2002. To facilitate open access, among other things, FERC Order No. 888 encouraged investor owned utilities to cede operational control over their transmission systems to ISOs, which are not-for-profit entities.

As an alternative to ceding operating control of their transmission assets to ISOs, certain investor owned utilities began to promote the formation of for-profit transmission companies, which would assume control of the operation of the grid. In December 1999, the FERC issued Order No. 2000, which strongly encouraged utilities to voluntarily transfer operational control of their transmission systems to RTOs. RTOs, as envisioned in Order No. 2000, would assume many of the functions of an ISO, but the FERC permitted greater flexibility with regard to the organization and structure of RTOs than it had for ISOs. RTOs could accommodate the inclusion of independently owned, for-profit companies that own transmission assets within their operating structure. Independent ownership would facilitate not only the independent operation of the transmission systems but also the formation of companies with a greater financial interest in maintaining and augmenting the capacity and reliability of those systems.

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

State Regulation

The regulatory agencies in the states where our Regulated Operating Subsidiaries’ assets are located do not have jurisdiction over rates or terms and conditions of service. However, we are subject to the regulatory oversight of various state environmental quality departments for compliance with any state environmental standards and regulations. Additionally, the state regulatory agencies where our Regulated Operating Subsidiaries’ assets are located have jurisdiction over siting of transmission facilities and related matters as described below.

Michigan

The Michigan Public Service Commission has jurisdiction over siting of transmission facilities. Additionally, pursuant to Michigan Public Acts 197 and 198 of 2004, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.

Iowa

The IUB has the power of supervision over the construction, operation, and maintenance of 69 kV and above transmission facilities in Iowa by any entity, which includes the power to issue franchises. Additionally, any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use. IP&L is in the process of notifying the IUB that all the existing franchises have been transferred to ITC Midwest. ITC Midwest has not yet applied for any new franchises from the IUB but may do so in the future at various sites.

Minnesota

The MPUC has jurisdiction over the siting and routing of new transmission lines through Minnesota’s Certificate of Need Process. Transmission companies are also required to participate in the State’s Biennial Transmission Planning Process and are subject to the State’s preventive maintenance requirements. Pursuant to Minnesota law, as modified in 2006, ITC Midwest has the right as an independent transmission company to condemn property in the State of Minnesota for the purpose of building new transmission facilities.

Illinois

The Illinois Commerce Commission has jurisdiction over siting of new transmission lines.

Missouri

Because ITC Midwest is a “public utility” and an “electrical corporation” under Missouri law, the Missouri Public Service Commission has jurisdiction to determine whether ITC Midwest may operate in such capacity. In this regard, on August 30, 2007, the Missouri Public Service Commission granted ITC Midwest a certificate of public convenience and necessity to own, operate and maintain a 161 kV transmission line of approximately 9.5 miles located in Clark County, Missouri. The Missouri Public Service Commission also exercises jurisdiction with regard to other non-rate matters affecting this Missouri asset such as general safety and the transfer of the franchise or property.

Sources of Revenue

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Revenues” for a discussion of our principal sources of revenue.

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

Under forward-looking Attachment O, which became effective for ITCTransmission and METC on January 1, 2007 and for ITC Midwest on January 1, 2008, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Forward-Looking Attachment O,” much of the seasonality in our results of operations is mitigated. The true-up mechanism contained in forward-looking Attachment O allows our Regulated Operating Subsidiaries to accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Based on our revenue recognition under forward-looking Attachment O, we recognize more consistent operating revenues and net income at our Regulated Operating Subsidiaries, compared to the historical Attachment O method for each quarterly period within a given year beginning January 1, 2007 or January 1, 2008, as applicable. Monthly peak loads continue to be used for billing purposes, which continues to have a seasonal effect on our cash flows.

Principal Customers

Our principal transmission service customers in 2007 were Detroit Edison and Consumers Energy, which accounted for approximately 55.4% and 32.3%, respectively, of our total operating revenues for the year ended December 31, 2007. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Additionally, we expect a significant amount of total operating revenues at ITC Midwest to be collected from IP&L, its principal transmission service customer. Nearly all of our revenues are from transmission customers in the United States. Although we may be allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.

Billing

MISO is responsible for billing and collection for transmission services and administers the transmission tariff in the MISO service territory. As the billing agent for our Regulated Operating Subsidiaries, MISO bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. MISO has implemented strict credit policies for its members, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or a cash deposit equal to the highest monthly invoiced amount over the previous 12 months.

Competition

Each of our Regulated Operating Subsidiaries is the only transmission system in its respective service area and, therefore, effectively has no competitors. For our subsidiaries focused on development opportunities for capital projects in other service areas, the incumbent utilities may decide to pursue capital projects that we are pursuing.

Employees

As of December 31, 2007, we had 302 employees. We consider our relations with our employees to be good.

The certifications of the Chief Executive Officer and Chief Financial Officer required by Securities and Exchange Commission (“SEC”) rules have been filed as exhibits to this report. The unqualified certification of the Chief Executive Officer as to compliance with New York Stock Exchange (“NYSE”) corporate governance requirements was filed with the NYSE on July 9, 2007.

Environmental Matters

Our operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties our Regulated Operating Subsidiaries own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls (commonly known as PCBs). Our facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that we do not own, and, at some of our transmission stations, transmission assets (owned or operated by us) and distribution assets (owned or operated by our transmission customers) are commingled.

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

Filings Under the Securities Exchange Act of 1934

Our internet address is www.itc-holdings.com. You can access free of charge on our web site all of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are available as soon as practicable after they are electronically filed with the SEC. Also on our web site are our:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics; and

•	Committee Charters for the Audit and Finance Committee, Compensation Committee and Nominating/Corporate Governance Committee.

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

Risks Related to Our Business

Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including the ITC Midwest acquisition) that could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved our Regulated Operating Subsidiaries’ use of the rate setting formula under Attachment O, but it has not expressly approved the amount of actual capital and operating expenditures to be used in that formula. In addition, all aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the Attachment O rate mechanism, ITCTransmission’s, METC’s and ITC Midwest’s respective allowed 13.88%, 13.38% and 12.38% rates of return on the actual equity portion of their respective capital structures, and the data inputs provided by our Regulated Operating Subsidiaries for calculation of each year’s rate, are subject to challenge by interested parties at the FERC in a proceeding under Section 206 of the FPA. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make appropriate prospective adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed.

In addition, the FERC’s order approving our acquisition of METC was conditioned upon ITCTransmission and METC not recovering “merger-related costs” in their rates, as described in the order, unless a separate informational filing is submitted to the FERC. The informational filing, which could be challenged by interested parties, would need to identify those costs and show that such costs are outweighed by the benefits of the acquisition. Determinations by ITCTransmission or METC that expenses included in Attachment O for recovery are not acquisition related costs are also subject to challenge by interested parties at the FERC. If challenged at the FERC and ITCTransmission or METC fail to show that costs included for recovery are not merger-related, this also could result in lowered rates and/or refunds of amounts collected.

Under the FERC’s order approving the ITC Midwest acquisition, ITC Midwest has agreed to a hold harmless commitment in which no acquisition premium will be recovered in rates, nor will ITC Midwest recover through transmission rates any transaction-related costs that exceed demonstrated transaction-related savings for a period of five years. If during the five year period ITC Midwest seeks to recover transaction-related costs through Attachment O, ITC Midwest must make an informational filing at the FERC that identifies the transaction-related costs sought to be recovered and demonstrates that those costs are exceeded by transaction-related savings. If challenged at the FERC and ITC Midwest fails to show that transaction-related costs included for recovery do not exceed transaction-related savings, ITC Midwest could be subject to lowered rates and/or refunds of amounts previously collected. Additionally, in Iowa and Minnesota, as part of the regulatory approval process, ITC Midwest committed not to recover the first $15.0 million in transaction-related costs under any circumstances.

In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two construction projects intended to improve the reliability and efficiency of our electric transmission system. ITC Midwest agreed to use commercially reasonable efforts to complete these projects over the next two to four years. In the event ITC Midwest fails to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure will be reduced to 10.39% under Attachment O until such time as it completes these projects. Any of the events described above could have an adverse effect on our business, financial condition, results of operations and cash flows.

Approval of the ITC Midwest acquisition by state regulatory authorities in Iowa and Minnesota has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving the ITC Midwest acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In September 2007, the IUB issued an order declining to disapprove the ITC Midwest acquisition and terminating the review docket, and the ITC Midwest acquisition was accordingly deemed to be approved by operation of law upon the subsequent expiration in September 2007 of the prescribed statutory period. The IUB order recognized that regulatory approvals in other jurisdictions were required, and stated that material changes in the ITC Midwest acquisition imposed by such approvals could require the submission of a new proposal for IUB review if such changes materially altered the basis for the IUB order. On October 19, 2007, the Iowa Office of Consumer Advocate filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove the ITC Midwest acquisition. The case is scheduled for oral argument and final submission in May 2008, and thus the outcome of such case is unknown at this time. A decision by the District Court is expected in 2008, and is subject to appeal to the Supreme Court of Iowa. The Minnesota Office of the Attorney General has filed a Petition for Reconsideration and Request for Stay of the MPUC’s December 18, 2007 approval of the ITC Midwest acquisition and the outcome of such proceeding is unknown at this time. The Attorney General’s Petition is currently pending before the MPUC. At a meeting held on February 14, 2008, the MPUC granted the Petition for the Rehearing for the purpose of further considering the merits of the petition. There is currently no scheduled date for further decision by the MPUC. The decision of the MPUC, including resolution of the rehearing issue, is appealable to the Minnesota Court of Appeals. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving the ITC Midwest acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues.

Each of our Regulated Operating Subsidiaries’ rate base is determined in part by additions to property, plant and equipment when placed in service. We expect to pursue strategic development opportunities and make significant investments to improve the efficiency and reliability of the transmission grid. We expect ITCTransmission to invest approximately $1 billion in its system over the seven-year period beginning January 1, 2005. We expect METC to invest approximately $600 million in its system over the seven-year period beginning January 1, 2007. We expect ITC Midwest to invest approximately $1 billion over the seven to ten years beginning January 1, 2008 across its electric transmission system. These estimates of potential investment opportunities are based primarily on foreseeable transmission needs and general transmission construction costs, not necessarily on particular project cost estimates. In addition, as part of the regulatory proceedings approving the ITC Midwest acquisition, ITC Midwest has made several investment commitments relating to their transmission systems, including completing projects anticipated to cost at least $100 million over the next five years, dedicated to reducing transmission constraints, as well as investing at least an additional $250 million in other projects over the next five years. However, any investments we make in these initiatives could be significantly lower than the opportunities we are seeking to develop today. Reasons their capital expenditures and future capital expenditures of other subsidiaries may be lower than expected include, among others, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system at any one time or regulatory approvals for reasons relating to environmental, siting, regional planning, cost recovery and other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. Our ability to engage in construction projects resulting from pursuing these initiatives is also subject to significant uncertainties, including the factors discussed above, and will depend on obtaining any necessary regulatory and other approvals for the project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. Therefore, we cannot assure you as to the actual level of investment we may achieve as a result of these potential strategic development opportunities. If our Regulated Operating Subsidiaries’ capital expenditures and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our Regulated Operating Subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.

The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

Each of our Regulated Operating Subsidiaries is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval may also be required to acquire securities in a public utility. Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of our Regulated Operating Subsidiaries must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities.

In addition, we are subject to state and/or local regulations relating to, among other things, facility siting. If we fail to comply with these local regulations, we may incur liabilities for such failure.

Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.

Attachment O, the rate formula mechanism used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, will be used by our Regulated Operating Subsidiaries for that purpose until and unless the FERC determines that such rate formula is unjust and unreasonable or that another mechanism is more appropriate. Such determinations could result from challenges initiated at the FERC by interested parties, by the FERC on its own initiative in a proceeding under Section 206 of the FPA or by a successful application initiated by ITCTransmission, METC or ITC Midwest under Section 205 of the FPA. Although transmission costs constitute a relatively small portion of end-use consumers’ overall electricity costs, end-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially.

Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a transmission owner in MISO. We cannot predict whether the approved rate methodologies for ITCTransmission, METC or ITC Midwest will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could shift new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. We cannot predict whether, and to what extent, our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future.

If the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

If the network load on our Regulated Operating Subsidiaries’ transmission systems is lower than expected due to weather, a weak economy, changes in the nature or composition of the transmission grids of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our Regulated Operating Subsidiaries’ formula rate mechanism.

Each of our Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Payments from Detroit Edison, billed by MISO, constituted approximately 90.3% of ITCTransmission’s total operating revenues for the year ended December 31, 2007 and are expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for approximately 82.5% of METC’s revenues for the year ended December 31, 2007, and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB-/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L is ITC Midwest’s primary electric transmission service customer and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated BBB+/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Any material failure by Detroit Edison, Consumers Energy or IP&L to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and could reduce the dividends we may be able to pay our stockholders.

METC does not own the majority of the land on which its transmission assets are located. Additionally, a significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission’s and ITC Midwest’s other property consists of easements. As a result, our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

METC does not own the majority of the land on which its electric transmission assets are located. Instead, under the provisions of an Easement Agreement with Consumers Energy, METC pays annual rent of $10.0 million to Consumers Energy in exchange for rights-of-way, leases, fee interests and licenses which allow METC to use the land on which its transmission lines are located. Under the terms of the Easement Agreement, METC’s easement rights could be eliminated if METC fails to meet certain requirements, such as paying contractual rent to Consumers Energy in a timely manner. Additionally, a significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission’s and ITC Midwest’s other property consists of easements. As a result, they must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete their construction projects in a timely manner.

Deregulation and/or increased competition may adversely affect our Regulated Operating Subsidiaries’ customers, or Detroit Edison’s, Consumers Energy’s and IP&L’s customers, which in turn may reduce our revenues.

The business of ITCTransmission’s and METC’s primary customers is subject to regulation that has undergone substantial change in accordance with Michigan Public Act 141 of 2000, which mandates the implementation of retail access, as well as changes in federal regulatory requirements. The utility industry has also been undergoing dramatic structural change for several years, resulting in increasing competitive pressures on electric utility companies, such as Detroit Edison, Consumers Energy and IP&L. The manufacturing sector in Detroit Edison’s, Consumers Energy’s and IP&L’s service territories has also been subject to increasing competitive pressures. As a result, demand for electricity transmission service by manufacturing companies in our Regulated Operating Subsidiaries’ service territories may be negatively impacted. These factors may create greater risks to the stability of Detroit Edison’s, Consumers Energy’s and IP&L’s revenues and may affect Detroit Edison’s, Consumers Energy’s and IP&L’s ability to make payments for transmission service to MISO and thus to ITCTransmission, METC and ITC Midwest, which would adversely affect our financial condition and results of operations which, in turn, could affect our ability to meet our debt obligations and could reduce the dividends we may be able to pay our stockholders.

Hazards associated with high-voltage electricity transmission may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties.

The operations of our Regulated Operating Subsidiaries are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We maintain property and casualty insurance, but we are not fully insured against all potential hazards incident to our business, such as damage to poles, towers and lines or losses caused by outages.

Our Regulated Operating Subsidiaries are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.

The operations of our Regulated Operating Subsidiaries are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by our Regulated Operating Subsidiaries. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

ITCTransmission and METC have incurred expenses in connection with environmental compliance, and we anticipate that each will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to each could result in significant civil or criminal penalties and remediation costs. Our Regulated Operating Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of our Regulated Operating Subsidiaries’ facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered or threatened species. In addition, certain properties in which ITCTransmission has an ownership interest or at which our Regulated Operating Subsidiaries operate are, and others are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore, our business, financial condition and results of operations.

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

Our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Regulated Operating Subsidiaries are required to comply with various regulations, including reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation and planning of the bulk power system, including requirements in respect of real-time transmission operations, emergency operations, vegetation management and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 to a maximum of $1.0 million per day, depending on the severity of the violation. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our operating subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our results of operations, financial condition and cash flows.

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, our Regulated Operating Subsidiaries’ transmission facilities and Detroit Edison’s, Consumers Energy’s and IP&L’s generation and distribution facilities, may be at risk of future terrorist attacks. In addition to the increased costs associated with heightened security requirements, such events may have an adverse effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business, financial condition and results of operations.

Risks Related to ITC Midwest’s acquisition of IP&L’s electric transmission assets

The purchase price for IP&L’s electric transmission assets is subject to adjustment and, therefore, the final purchase price cannot be determined at this time.

Under the asset sale agreement relating to the ITC Midwest acquisition, the purchase price for the assets we acquired from IP&L was $783.1 million. However, the purchase price can be adjusted until six months after the acquisition. Such adjustment will depend primarily on the amounts of net transmission plant investment (including construction work in progress) and net liabilities transferred to ITC Midwest at closing. As a result, it is not yet possible to ascertain the final purchase price. At December 31, 2007, we have recorded $5.4 million of estimated additional purchase price.

We may encounter difficulties integrating IP&L’s electric transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the ITC Midwest acquisition.

We expect to realize strategic and other benefits as a result of the ITC Midwest acquisition. Our ability to realize these benefits or successfully integrate IP&L’s electric transmission assets into our business, however, is subject to certain risks and uncertainties, including, among others:

•	the challenges of separating IP&L’s electric transmission assets into stand-alone ownership by ITC Midwest and integrating these assets with our business;

•	the costs of integrating IP&L’s electric transmission assets may be higher than we expect and may require more resources, capital expenditures and management attention than anticipated;

•	delay of capital investments in IP&L’s transmission system due to uncertainty around the timing of procurement of construction materials;

•	employees important to the operation of IP&L’s electric transmission assets may decide not to continue to be employed by us; and

•	we may be unable to anticipate or manage risks that are unique to the historical business of IP&L’s electric transmission assets, including those related to its workforce, customer demographics and information systems.

Our failure to manage these risks, or other risks related to the ITC Midwest acquisition that are not presently known to us, could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition, which could cause the value of our common stock to decline.

If one or both of ITC Midwest’s operating agreements with IP&L and ATC were terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L and ATC.

ITC Midwest has negotiated certain operating service contracts with IP&L and ATC that govern the operation of its transmission system. The Transition Services Agreement with IP&L identifies the transmission corporate administration services, the construction and maintenance services, the engineering services and the system operations services related to the 34.5 kV transmission system that IP&L is required to provide to ITC Midwest. Under the Operating Agreement with ATC, ATC will provide operations services for a portion of the ITC Midwest transmission system operating at 69 kV and above. The Transition Services Agreement will remain in effect for one year, with the option to extend the agreement for up to four additional six-month periods, or until terminated by mutual agreement of the parties unless earlier terminated pursuant to its terms. The Operating Agreement with ATC will remain in effect until May 1, 2009 unless earlier terminated pursuant to its terms. While these agreements are in place, ITC Midwest plans to hire and train its own employees and to begin contracting with other non-utility owning vendors to provide these services with the eventual goal of replacing IP&L and ATC entirely. If the FERC were to terminate either of these agreements prematurely, or prohibit their renewal, or if these agreements were terminated or failed to be renewed for any other reason at any time when ITC Midwest is unprepared for such termination, ITC Midwest may face difficulty finding a qualified replacement work force to provide such services.

Our pro forma financial information is not necessarily representative of the results we would have achieved and does not purport to represent what our consolidated results of operations would have been had ITC Midwest’s acquisition of the electric transmission business of IP&L occurred on the dates presented.

Our pro forma financial information is not necessarily representative of the results we would have achieved and does not purport to represent what our consolidated results of operations would have been had ITC Midwest’s acquisition of the electric transmission business of IP&L occurred on the dates presented in Note 4 to the consolidated financial statements, or to project what they might be in any future period, due primarily to the following limitations and uncertainties relating to the basis for and preparation of that information.

Full financial statements for the electric transmission business of IP&L are not available.

As permitted by generally accepted accounting principles and the applicable rules of the SEC, we used the historical Statements of Revenues and Direct Expenses of the electric transmission business of IP&L to develop the pro forma financial information included in this report. These are not full financial statements but were prepared on a carve-out basis and represent the acquired assets and assumed liabilities in the acquisition, and have been prepared using a format permitted by the SEC in satisfaction of Rule 3-05 of Regulation S-X. Prior to ITC Midwest’s acquisition, the electric transmission business of IP&L was a component of IP&L’s integrated electric operations included within IP&L’s utility operations. IP&L’s electric transmission business had no separate legal status. Preparation of full financial statements was therefore impracticable because the business was being carved out of the larger integrated electric operations of IP&L. IP&L had not accounted for the business as a separate entity, subsidiary, division, or segment of IP&L’s operations, IP&L had not managed the electric transmission business as a stand-alone business, and IP&L had not maintained separate stand-alone financial statements for the business.

IP&L’s electric transmission business has no operating history as a stand-alone business. Therefore, its historical financial information is not necessarily representative of the results we would have achieved during the periods presented as a stand-alone company and may not be a reliable indicator of our future results.

The historical financial information used to develop pro forma financial information does not reflect the financial results of operations we would have achieved during the periods presented or those results we will achieve in the future. This is primarily a result of the following factors:

•	The historical financial results of IP&L’s electric transmission business reflects allocations of corporate expenses from IP&L. Those allocations may be different from the comparable expenses we would have incurred had the acquired electric transmission assets been operated as a stand-alone business due to a number of factors, including the likelihood that we will not be able to realize the benefits of operating as an integrated utility achieved by IP&L. Additionally, the historical financial results of IP&L’s electric transmission business exclude certain items, such as the allowance for equity funds used during construction.

•	Significant changes may occur in the cost structure, management, financing and business operations of the electric transmission assets ITC Midwest acquired from IP&L as a result of having to operate as a subsidiary of ITC Holdings. These changes could result in increased costs associated with the loss of synergies, stand-alone costs for services currently provided by IP&L, and the need for additional personnel to perform services currently provided by IP&L and ATC. In addition, we have negotiated certain operating contracts with IP&L and ATC that govern operation of the transmission system for at least 12 months from the closing date of the acquisition.

•	The ratemaking principles applicable to IP&L differ in certain respects from those used by the FERC, which regulates ITC Midwest. IP&L’s retail electric base rates in Iowa and Minnesota were based on historical test years with IP&L’s retail electric base rates developed using a cost-of-service approach. The cost-of-service approach was used to develop IP&L’s revenue requirement which was comprised of operating expenses (direct and indirect), depreciation, taxes, interest, and a rate-of-return allowance on IP&L’s investment in rate base assets. Therefore, to prepare financial data for IP&L’s electric transmission business, a portion of these expenses was allocated across IP&L’s operations. The ratemaking principles used by IP&L’s state regulators differ in certain respects from those used by the FERC, which regulates ITC Midwest. Accordingly, the electric transmission revenues used to develop pro forma financial information are not indicative of revenues that we may earn.

In reviewing our pro forma financial information included in Note 4 to the consolidated financial statements, we urge you to carefully consider the basis on which said information was prepared and presented.

For an additional risk related to the ITC Midwest acquisition, see “Risk Factors — Risks Related to our Business — Approval of the ITC Midwest acquisition by state regulatory authorities in Iowa and Minnesota has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving the ITC Midwest acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

Risks Related to Our Structure

ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we will be unable to pay dividends and fulfill our other cash obligations.

As a holding company with no business operations, ITC Holdings’ assets consist primarily of the stock and membership interests in our Regulated Operating Subsidiaries and any other subsidiaries ITC Holdings may have, deferred tax assets relating primarily to federal income tax NOLs and cash on hand. Our only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from time to time from our Regulated Operating Subsidiaries and any other subsidiaries we may have and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and any other subsidiaries we may have to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. The payment of dividends is within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board deems relevant.

Risks Relating to Our Financial Leverage

We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

We are highly leveraged. As of December 31, 2007, we had approximately $2.2 billion of consolidated indebtedness, consisting of various outstanding debt securities and borrowings under various credit facilities. In addition, we had a total of $290.0 million in revolving credit facility commitments at December 31, 2007. This capital structure can have several important consequences, including, but not limited to, the following:

•	If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our Regulated Operating Subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, any of our senior or subordinated creditors and any senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•	Our revolving credit facilities mature in March 2012 for ITC Holdings, ITCTransmission and METC and in January 2013 for ITC Midwest. Our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.

We may incur substantial indebtedness in the future. The incurrence of additional indebtedness would increase the leverage-related risks described here.

Certain provisions in our debt instruments limit our financial flexibility.

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit facilities containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	create and acquire subsidiaries; and

•	pay dividends or make distributions on our and ITCTransmission’s capital stock and METC’s and ITC Midwest’s member capital.

The revolving credit facilities, METC’s senior secured notes and ITC Holdings’ senior notes require us to meet certain financial ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

Adverse changes in our credit ratings may negatively affect us.

Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance could result in credit agencies reexamining our credit ratings. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving credit facilities.

ITC Holdings’ public offering in October 2006 caused us to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which will limit the amount of our federal income tax NOLs that we may use to reduce our tax liability in a given period.

As of December 31, 2007, we have estimated federal income tax NOLs of $116.4 million. These federal income tax NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its federal income tax NOLs to reduce its tax liability. As a result of the ownership change in October 2006, we are not able to use our pre-ownership change federal income tax NOLs in excess of the limitation imposed by Section 382 for each annual period. Included in the total federal income tax NOLs above are approximately $38.5 million of federal income tax NOLs included in our 2006 consolidated tax return for the entities acquired in the METC acquisition. We will be subject to annual limitations on the use of such federal income tax NOLs as a result of the acquisition of all of the indirect ownership interests in METC by us, as well as limitations resulting from prior transactions by the acquired entities. We have not recorded a valuation allowance relating to our federal income tax NOLs. In the event it becomes more likely than not that any portion of the federal income tax NOLs will expire unused, we would be required to recognize an expense to establish a valuation allowance in the period in which the determination is made. If the expense is significant, it could have a material adverse effect on our results of operations.

Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

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

In addition, our revolving credit agreements provide that a change in a majority of ITC Holdings’ board of directors that is not approved by the current ITC Holdings directors or acquiring beneficial ownership of 35% or more of ITC Holdings outstanding common shares will constitute a default under those agreements.

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

As of December 31, 2007, we had approximately 42,916,852 shares of common stock outstanding. Of those shares, 40,281,843 shares, were freely tradable. Approximately 2,635,009 shares outstanding as of December 31, 2007 are eligible for resale from time to time, subject to the contractual restrictions on sales referred to above and to the volume, manner of sale and other conditions of Rule 144.

In addition, as of December 31, 2007, 1,105,092 shares were available for future issuance under our 2003 Stock Purchase and Option Plan, Employee Stock Purchase Plan and 2006 Long Term Incentive Plan, including 2,503,272 shares issuable upon the exercise of outstanding stock options, of which 1,364,826 were vested. In the future, we may issue our common stock in connection with investments or repayment of our debt. The amount of such common stock issued could constitute a material portion of our then outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our Regulated Operating Subsidiaries’ transmission facilities are located in the lower peninsula of Michigan and portions of Iowa, Minnesota, Illinois and Missouri, and have agreements with other utilities for the joint ownership of specific substations and transmission lines. See Note 17 to the consolidated financial statements.

ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 2,700 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 17,000 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 155 stations and substations which either interconnect our transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment);

•	associated land held in fee, rights of way and easements;

•	an approximately 188,000 square feet corporate headquarters facility and operations control room that is currently under construction in Novi, Michigan and is expected to be completed in March 2008, including furniture, fixtures and office equipment;

•	certain assets contained in an approximately 38,000 square feet leased office building in Novi, Michigan. The lease expires May 31, 2008. These assets consist primarily of a back-up transmission operations control room, furniture, fixtures and office equipment; and

•	an approximately 40,000 square feet facility in Ann Arbor, Michigan which provides control area and real time operational services for ITCTransmission and METC.

ITCTransmission’s First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC owns the assets of a transmission system and related assets, including:

•	approximately 5,400 circuit miles of overhead transmission lines rated at voltages of 138 kV to 345 kV;

•	approximately 44,000 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 81 stations and substations which either interconnect our transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others; and

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment).

Amounts borrowed under METC’s revolving credit facility are secured by a first priority security interest on all of METC’s assets through the issuance of senior secured bonds, collateral series, under METC’s first mortgage indenture and the second supplemental indenture thereto.

METC does not own the majority of the land on which its assets are located, but under the provisions of its Easement Agreement with Consumers Energy, METC has an easement to use the land,

rights-of-way, leases and licenses in the land on which its transmission lines are located that are held or controlled by Consumers Energy. See “Item 1 Business — Operating Contracts — METC — Amended and Restated Easement Agreement.”

ITC Midwest owns the assets of a transmission system and related assets, including:

•	approximately 6,800 miles of transmission lines rated at voltages of 34.5kV to 345kV;

•	transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at approximately 300 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment); and

•	associated land held in fee, rights of way and easements.

ITC Midwest’s First Mortgage Bonds were issued in January 2008 under ITC Midwest’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.

The assets of our Regulated Operating Subsidiaries are suitable for electricity transmission and adequate for the electricity demand in our service territory. We prioritize capital spending based in part on meeting reliability standards within the industry. This includes replacing and upgrading existing assets as needed.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in certain legal proceedings from time to time before various courts, governmental agencies, and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved.

Refer to Note 18 to the consolidated financial statements for pending litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price and Dividends

Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 22, 2008, there were approximately 406 shareholders of record of our common stock.

The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2007 and 2006, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2007	High	Low	Dividends

Quarter ended December 31, 2007	$58.58	$46.24	$0.2900
Quarter ended September 30, 2007	$51.39	$40.40	$0.2900
Quarter ended June 30, 2007	$46.42	$39.38	$0.2750
Quarter ended March 31, 2007	$45.12	$37.90	$0.2750

Year Ended December 31, 2006	High	Low	Dividends

Quarter ended December 31, 2006	$41.21	$31.01	$0.2750
Quarter ended September 30, 2006	$34.50	$26.39	$0.2750
Quarter ended June 30, 2006	$27.31	$24.50	$0.2625
Quarter ended March 31, 2006	$29.10	$25.29	$0.2625

The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ assets consist primarily of the common stock of ITCTransmission, ownership interests in METC and ITC Midwest, ownership interests of our other subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA, and applicable state laws. The debt agreements to which ITC Holdings, ITCTransmission, METC and ITC Midwest are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our revolving credit facilities. Further, each of ITCTransmission, METC, ITC Midwest and each other subsidiary is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.

If and when ITC Holdings pays a dividend on its common stock, pursuant to our special bonus plans for executives and non-executive employees, amounts equivalent to the dividend may be paid to the special bonus plan participants, if approved by the compensation committee. We currently expect these amounts to be paid upon the declaration of dividends on ITC Holdings’ common stock.

The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.

In addition, the information contained in the Equity Compensation table under “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

Stock Repurchases

There were no stock repurchases for the quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical financial data and the selected historical financial data of ITCTransmission’s business prior to its acquisition by ITC Holdings from DTE Energy on February 28, 2003 (“Predecessor ITCTransmission”) for the periods indicated. On July 19, 2005, ITC Holdings affected an approximately 3.34-for-one stock split. All amounts and values of common shares and options and per share data in the accompanying financial information have been retroactively adjusted to give effect to the stock split.

From June 1, 2001 until February 28, 2003, Predecessor ITCTransmission was operated as a subsidiary of DTE Energy. We acquired the outstanding ownership interests of Predecessor ITCTransmission from DTE Energy on February 28, 2003 and accounted for the acquisition as a purchase. We adopted certain accounting policies and methods which differ from those followed by Predecessor ITCTransmission prior to the acquisition. Neither Predecessor ITCTransmission’s two-month period ended February 28, 2003 nor the period from February 28, 2003 through December 31, 2003 is reflective of the twelve-month year of operations and, accordingly, neither of such periods individually is directly comparable to the results of operations for the years ended December 31, 2007, 2006, 2005 or 2004.

The selected financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

						Predecessor
	ITC Holdings and Subsidiaries(c)					ITCTransmission
					Period from
					February 28,
					2003 (Date of
					Acquisition)	Two-Month
					Through	Period Ended
	Year Ended December 31,				December 31,	February 28,
(In thousands, except per share data)	2007	2006	2005	2004	2003(a)	2003(a)
OPERATING REVENUES(b)	$426,249	$223,622	$205,274	$126,449	$102,362	$20,936
OPERATING EXPENSES
Operation and maintenance	81,406	35,441	48,310	24,552	22,902	5,675
General and administrative	62,089	40,632	25,198	24,412	26,342	—
Depreciation and amortization	67,928	40,156	33,197	29,480	21,463	3,665
Taxes other than income taxes	33,340	22,156	13,982	20,840	11,499	4,298
Termination of management agreements	—	—	6,725	—	—	—
Gain on sale of assets	(688)	(842)	—	—	—	—

Total operating expenses	244,075	137,543	127,412	99,284	82,206	13,638
OPERATING INCOME	182,174	86,079	77,862	27,165	20,156	7,298
OTHER EXPENSES (INCOME)
Interest expense	81,863	42,049	28,128	25,585	21,630	—
Allowance for equity funds used during construction	(8,145)	(3,977)	(2,790)	(1,691)	(322)	—
Loss on extinguishment of debt	349	1,874	—	—	11,378	—
Other income	(3,457)	(2,348)	(1,700)	(1,289)	(197)	(147)
Other expense	1,618	1,629	615	283	27	45

Total other expenses (income)	72,228	39,227	24,253	22,888	32,516	(102)

INCOME (LOSS) BEFORE INCOME TAXES	109,946	46,852	53,609	4,277	(12,360)	7,400
INCOME TAX PROVISION (BENEFIT)	36,650	13,658	18,938	1,669	(4,306)	3,915

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	73,296	33,194	34,671	2,608	(8,054)	3,485
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	29	—	—	—	—

NET INCOME (LOSS)	$73,296	$33,223	$34,671	$2,608	$(8,054)	$3,485

Basic earnings (loss) per share	$1.73	$0.95	$1.10	$0.09	$(0.27)	n/a
Diluted earnings (loss) per share	$1.68	$0.92	$1.06	$0.08	$(0.27)	n/a
Weighted-average basic shares	42,298,478	35,048,049	31,455,065	30,183,886	29,339,394	n/a
Weighted-average diluted shares	43,541,306	36,236,944	32,729,842	30,899,548	29,339,394	n/a
Dividends declared per share	$1.130	$1.075	$0.525	$—	$0.897	n/a

	ITC Holdings and Subsidiaries (c)
	As of December 31,
(In thousands)	2007	2006	2005	2004	2003

BALANCE SHEET DATA:
Cash and cash equivalents	$2,616	$13,426	$24,591	$14,074	$8,139
Working capital (deficit)	(30,370)	10,107	19,945	(27,117)	(17,633)
Property, plant and equipment — net	1,960,433	1,197,862	603,609	513,684	459,393
Total assets	3,213,297	2,128,797	916,639	808,847	751,657
Total Long Term Debt:
ITC Holdings	1,687,193	775,963	266,104	273,485	265,866
ITCTransmission	363,331	297,315	251,211	209,945	184,887
METC	192,900	189,000	—	—	—
Total Stockholders’ Equity	563,075	532,244	263,301	196,602	191,246

						Predecessor
	ITC Holdings and Subsidiaries(c)					ITCTransmission
					Period from
					February 28,
					2003 (Date of
					Acquisition)	Two-Month
					Through	Period Ended
	Year Ended December 31,				December 31,	February 28,
(In thousands)	2007	2006	2005	2004	2003(a)	2003(a)
CASH FLOWS DATA:
Capital expenditures	$287,170	$167,496	$118,586	$76,779	$26,805	$5,616

(a)	Annualized financial data for the period from February 28, 2003 through December 31, 2003 and the two-month period ended February 28, 2003 are not indicative of results for the full year. Our historical results of operations through December 31, 2006 were seasonal, with revenues being dependent on peak transmission loads. Higher loads occurred during months when cooling demand was higher.

(b)	The ITCTransmission rate freeze ended December 31, 2004. Additionally, ITCTransmission’s and METC’s implementation of forward-looking Attachment O for rates beginning January 1, 2007 resulted in an increase on operating revenues for the year ended December 31, 2007.

(c)	Refer to Note 4 to the consolidated financial statements for a discussion of the METC acquisition and ITC Midwest’s acquisition that affect the comparability of the information reflected in selected financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in or implied by these statements, including, among others, the risks and uncertainties disclosed under “Item 1A Risk Factors.”

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

Overview

Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in our transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive to lower the delivered cost of electricity and improve accessibility to generation sources of choice, including renewable sources. We operate contiguous, high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois and Missouri that transmit electricity from generating stations to local distribution facilities connected to our systems.

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.”

Our Regulated Operating Subsidiaries’ primary operating responsibilities include maintaining, improving and expanding their transmission systems to meet their customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, balancing electricity generation and demand, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to ensure physical limits are not exceeded.

We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our Regulated Operating Subsidiaries’ transmission systems to Detroit Edison, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. Substantially all of our operating expenses and assets support our transmission operations.

Significant recent events that influenced our financial position and results of operations and cash flows for the year ended December 31, 2007 or may affect future results are:

•	Capital investment of $210.7 million and $75.5 million at ITCTransmission and METC, respectively for the year ended December 31, 2007, resulting from our focus on improving system reliability;

•	ITC Midwest’s acquisition of the transmission assets of IP&L on December 20, 2007 and the related financing activities;

•	ITCTransmission’s and METC’s implementation of forward-looking Attachment O for rates beginning January 1, 2007, and its effect on operating revenues for the year ended December 31, 2007, including reducing the seasonality of operating revenues and net income;

•	ITC Midwest’s implementation of forward-looking Attachment O for rates beginning January 1, 2008;

•	The settlement of METC’s rate case, which resulted in payment to various transmission customers in the aggregate amount of $20.0 million in October 2007; and

•	Debt issuances in 2006 and 2007 resulting in higher interest expense.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosure throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses certain relevant aspects of MTH’s and METC’s business prior to the consummation of the METC acquisition, which was completed on October 10, 2006 and certain relevant aspects of the IP&L transmission business prior to the consummation of the acquisition by ITC Midwest, which was completed on December 20, 2007. MTH’s and METC’s results of operations and cash flows are included in our consolidated results of operations and cash flows for the period from October 11, 2006 through December 31, 2006. The results of operations and cash flows for IP&L’s transmission business acquired by ITC Midwest are included in our consolidated results of operations and cash flows for the period from December 20, 2007 through December 31, 2007.

Recent Developments

ITC Midwest’s Acquisition of Transmission Assets and Related Financing Activities

On December 20, 2007, ITC Midwest acquired the electric transmission assets of IP&L, for $783.1 million, excluding fees and expenses of $11.7 million, pursuant to an asset sale agreement, dated January 18, 2007, with IP&L pursuant to which it agreed to acquire, subject to certain exclusions, the electric transmission assets of IP&L. The purchase price is subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L. The electric transmission assets ITC Midwest acquired consist of approximately 6,800 miles of transmission lines at voltages of 34.5kV to 345kV and associated substations, located in portions of Iowa, Minnesota, Illinois and Missouri. The estimated rate base used to calculate the initial purchase price, which is subject to adjustment as described above, was approximately $450.0 million.

As part of the orders approving the acquisition by the IUB and MPUC, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the acquisition. ITC Midwest has committed not to recover the first $15.0 million in transaction-related costs under any circumstances. Additionally, as part of the MPUC approval, ITC Midwest agreed to comply with certain specified conditions and commitments, including a commitment not to seek an increase on the return on equity approved by the FERC of 12.38% for a period of five years and a commitment to offer an interconnection tariff similar to that approved by the FERC and offered in Michigan by ITCTransmission and METC. In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two construction projects intended to improve the reliability and efficiency of our electric transmission system. ITC Midwest agreed to use commercially reasonable efforts to complete these projects over the next two to four years. In the event ITC Midwest fails to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure will be reduced to 10.39% under Attachment O until such time as it completes these projects.

The regulatory approvals of the acquisition obtained in Iowa and Minnesota are currently being appealed, although we believe such appeals are without merit and will not be successful. See “Item 1A Risk Factors — Risks Related to Our Business — Approval of the acquisition by state regulatory authorities in Iowa and Minnesota has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving the acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

We financed the ITC Midwest acquisition (including related fees and expenses) with borrowings of $765.0 million under an ITC Holdings bridge facility (the “Bridge Facility”) and cash on hand of $18.1 million. ITC Holdings had received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge term loan facility. ITC Holdings paid a fee of 0.125% per annum which accrued beginning on August 1, 2007 through the acquisition date of December 20, 2007 (the “Ticking Fee”). The Ticking Fee of $0.4 million was recorded in other expense. Additionally, ITC Holdings paid a funding fee equal to 0.375% of the aggregate amount of the loans borrowed (the “Funding Fee”) and an arrangement fee of 0.125% on the aggregate amount of the Bridge Facility (the “Arrangement Fee”). The Funding Fee and Arrangement Fee amounts were recorded as a debt issue cost and amortized over the expected term of the Bridge Facility. The Funding Fee was rebated in full as a result of the Bridge Facility being refinanced with the Lead Arranger within the specified time period, and was applied as a reduction to the issuance costs of the debt and equity financings described immediately below. The borrowings under the Bridge Facility accrued interest at 5.56% and total interest expense recognized in 2007 was $1.4 million.

In January 2008, we repaid in full all amounts outstanding under the Bridge Facility using the proceeds of ITC Holdings’ $385.0 million Senior Notes, ITC Midwest’s $175.0 million First Mortgage Bonds, Series A and the issuance of 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million net of underwriting discount of $13.7 million. Refer to Note 9 to the consolidated financial statements for the terms of the Senior Notes and First Mortgage Bonds and refer to Note 15 to the consolidated financial statements for information regarding the common stock offering.

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

METC has deferred, as a regulatory asset, depreciation and interest expense associated with transmission assets placed in service from May 1, 2002 through December 31, 2005 (the “METC Regulatory Deferral”). METC has also recorded a regulatory asset related to the amount of accumulated deferred income taxes included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC ADIT Deferral”). The METC rate case settlement establishes an initial balance of the METC Regulatory Deferral and related intangible asset as $55.0 million with 20-year straight-line amortization beginning January 1, 2007. In addition, the settlement establishes an initial balance of the METC ADIT Deferral and related intangible asset as $61.3 million with 18-year straight-line amortization beginning January 1, 2007.

The METC rate case matter was accounted for as a pre-acquisition contingency under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The settlement payment of $20.0 million was accounted for as a liability at the acquisition date and the adjustments to the METC Regulatory Deferral and METC ADIT Deferral balances were treated as adjustments to the carrying amounts of assets acquired. During the year ended December 31, 2007, we recognized $3.1 million of amortization of the regulatory assets and $3.0 million of amortization of the intangible assets associated with the METC ADIT Deferral and the METC Regulatory Deferral in depreciation and amortization expenses.

Development Activities

We are seeking to develop broader potential strategic development opportunities for transmission construction related to building super regional 765 kV transmission facilities, interconnections for wind generation resources, and investment opportunities through subsidiaries of ITC Grid Development. For example, we believe there may be opportunities to invest up to $1.3 billion in a joint venture with American Electric Power to build a new 765 kV transmission facility across the southern portion of Michigan’s Lower Peninsula. In addition, based on proposals by RTO’s, including MISO and SPP, we are exploring strategic opportunities to upgrade the transmission grid within the MISO and SPP regions and surrounding regions with a backbone, super high voltage 765 kV transmission network. Based on the anticipated growth of wind generation resources, we also foresee the need to construct wind interconnection facilities. We also foresee opportunities for construction of transmission facilities through projects being pursued by subsidiaries of ITC Grid Development. We expect to pursue only development opportunities that are consistent with the business model of our existing operating transmission companies, such as those that are anticipated to be constructed by or result in the creation of a FERC-regulated entity using formula-based rates. We cannot predict when or if these development opportunities may begin, or their duration.

Michigan Business Tax

On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with credits for certain activities. In December 2007, a 21.99% surcharge was added to both the business income tax and modified gross receipts tax, resulting in total rates of 6.04% and 0.98%, respectively. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax in our consolidated statements of operations. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The accounting for the new tax resulted in the recognition of deferred tax liabilities for temporary differences expected to reverse subsequent to December 31, 2007. As a result of the provisions contained in an additional Michigan law enacted on September 30, 2007 that allow for deductions over the period 2015 through 2029 for temporary differences that exist at the effective date of the new tax of January 1, 2008, we recognized a deferred tax asset that resulted in an offset to the deferred tax liabilities recognized. The enactment of the new tax did not have a material effect on our consolidated financial statements as of December 31, 2007. The new tax is expected to result in a higher effective income tax rate used to calculate our income tax provision beginning in 2008 and will result in a reduction in taxes other than income taxes due to the termination of the Michigan Single Business Tax.

Rate Setting and Attachment O

Network Transmission Rates

Our Regulated Operating Subsidiaries operate in different rate zones, in each of which a different transmission service rate is charged. The rates of these utility subsidiaries are determined using a FERC-approved formulaic rate setting mechanism known as Attachment O. Attachment O is a rate template used by most transmission owning members of MISO. Rates are set annually under Attachment O and are in effect for the one year period beginning January 1 of each year for our Regulated Operating Subsidiaries. Under Attachment O, our rates allow for the recovery of actual expenses, including taxes, and a return on rate base, consisting primarily of property, plant and equipment. Rates derived using Attachment O are posted on the MISO Open Access Same-Time Information System each year. These rates are updated annually and become effective without the need to file a rate case with the FERC, although the rate is subject to legal challenge at the FERC.

The following table presents the billed network transmission rates (per kW/month) relevant to our results of operations and cash flows since January 1, 2005:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest

January 1, 2005 to May 31, 2005	$1.587
June 1, 2005 to May 31, 2006	$1.594
June 1, 2006 to December 31, 2006(a)	$1.744	$1.524
January 1, 2007 to December 31, 2007(b)	$2.099	$1.524	$2.475
January 1, 2008 to December 31, 2008	$2.350	$1.985	$2.564

(a)	Our consolidated results of operations include METC revenues for the period from October 11, 2006 through December 31, 2006.

(b)	Our consolidated results of operations include revenues from the assets acquired by ITC Midwest for the period from December 20, 2007 through December 31, 2007.

Forward-Looking Attachment O

On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of its Attachment O formula rate so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis, which is expected to result in higher revenues and cash flows in the initial years after implementation. As part of the FERC order dated December 3, 2007 approving the ITC Midwest acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O. In periods of capital expansion and increasing rate base, our Regulated Operating Subsidiaries will recover the costs of these capital investments on a more timely basis than under the previous Attachment O method used.

Except for certain periods as discussed below for ITC Midwest, under the forward-looking Attachment O formula, by or before September 1st of each year, our Regulated Operating Subsidiaries will use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish billed network rates for service on their system from January 1 to December 31 of that year. The forward-looking Attachment O formula includes a true-up mechanism, whereby each of our Regulated Operating Subsidiaries will compare its actual net revenue requirements to its billed network revenues for each year after the end of that year. Under forward-looking Attachment O, in the event billed network revenues in a given year are more or less than actual net revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual net revenue requirements. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns. For example, the true-up adjustment relating to 2008 will be calculated in 2009 upon completion of the 2008 FERC Form No. 1 and will be included in the projected net revenue requirement that is used to establish the rate that will be effective commencing January 1, 2010.

ITC Midwest’s forward-looking Attachment O formula is effective beginning January 1, 2008. However, IP&L’s network transmission rate of $2.475 per kW/month in effect beginning June 1, 2007 will continue to be the rate used for ITC Midwest’s network transmission service billing through December 31, 2008, subject to an expected upward adjustment to $2.564 per kW/month based on a review of a mathematical error currently being undertaken at MISO. The rate will be updated January 1, 2009 in accordance with forward-looking Attachment O. The rate billed during 2008 is subject to a true-up adjustment under forward-looking Attachment O based on ITC Midwest’s actual net revenue requirement for 2008.

Monthly peak loads continue to be used for billing network revenues. Therefore, network load continues to have an impact on cash flows from transmission service, but did not impact revenues recognized from transmission service at ITCTransmission and METC beginning in 2007, and will not impact revenues recognized from transmission service at ITC Midwest beginning in 2008.

Network Transmission Rate Calculation

Our Regulated Operating Subsidiaries separately calculate a tariff rate under Attachment O based on the financial information and load data specific to each company. The following steps illustrate the rate-setting methodology under forward-looking Attachment O, except for certain periods as discussed above for ITC Midwest:

Step One — Establish Projected Rate Base and Calculate Projected Allowed Return

Rate base is projected using the average of the 13 projected month-end balances for the months beginning with December 31 of the current year and ending with December 31 of the upcoming year and consists primarily of projected in-service property, plant and equipment, net of accumulated depreciation, as well as other items.

Projected rate base is multiplied by the projected weighted average cost of capital to determine the projected allowed return on rate base. The weighted average cost of capital is calculated using a projected 13 month average capital structure, the forecasted pre-tax cost of the debt portion of the capital structure and a FERC-approved return of 13.88%, 13.38% and 12.38% for ITCTransmission, METC and ITC Midwest, respectively, on the common equity portion of the forecasted capital structure.

Step Two — Calculate Projected Revenue Requirement

The projected gross revenue requirement is calculated beginning with the projected allowed return on rate base, as calculated in Step One above, and adding projected recoverable operating expenses and an allowance for income taxes.

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

Step Four — Calculate True-up Adjustment

The actual transmission revenues billed for the previous year will be compared to actual net revenue requirement which is based primarily on amounts from the completed FERC Form No. 1. The true-up adjustment that results from the difference between the actual revenue billed and actual net revenue requirement will be added to the upcoming year’s projected net revenue requirement used to determine the upcoming year’s rate. For example, the true-up adjustment relating to 2007 will be calculated in 2008 upon completion of the 2007 FERC Form No. 1 and will be included in the projected net revenue requirement that is used to establish the rate that will be effective commencing January 1, 2009. Interest is also applied to the true-up adjustment.

Illustration of Attachment O Rate Setting.  Set forth below is a simplified illustration of the calculation of ITCTransmission’s monthly network and point-to-point rates for billing purposes under the Attachment O rate setting mechanism for the period from January 1, 2007 through December 31, 2007, that was based primarily upon projections of ITCTransmission’s 2007 FERC Form No. 1 data. Amounts below are approximations of the amounts used in the 2007 ITCTransmission Attachment O filing.

Line	Attachment O Items	Instructions	Amount
1	Projected Rate Base (the average of the 13 months ended December 31, 2006 through December 31, 2007)		$741,676,000
2	Multiply by Projected 13 month Weighted Average Cost of Capital(a)		10.77%
3	Projected Allowed Return on Rate Base	(Line 1 × Line 2)	$79,878,505

4	Projected Recoverable Operating Expenses for 2007		$62,713,000
5	Projected Taxes and Depreciation and Amortization for 2007		$99,915,000
6	Projected Gross Revenue Requirements for
	2007	(Line 3 + Line 4 + Line 5)	$242,506,505
7	Less Projected Revenue Credits for 2007		$7,238,000

8	Plus/(Less) True-up Adjustment(b)		n/a

9	Projected Net Revenue Requirement for 2007	(Line 6 −Line 7 + Line 8)	$235,268,505
10	Projected 2007 Network Load (in kW)		9,342,000
11	Annual Network and P-T-P Transmission Rate	(Line 9 divided by Line 10)	$25.184
12	Monthly Network and P-T-P Transmission Rate ($/kW per month)	(Line 11 divided by 12 months)	$2.099

(a)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITC Transmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital

Debt	40.00%	6.10% (Pre-tax) =	2.44%
Equity	60.00%	13.88% (After tax) =	8.33%

	100.00%		10.77%

(b)	The 2007 true-up adjustment did not impact the 2007 billed network rates. The true up adjustment for 2007 will be included as a component of the projected net revenue requirement in the 2009 Attachment O rate calculation.

Trends and Seasonality

Network Revenues

We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of the seven-year capital investment programs which began January 1, 2005 for ITCTransmission and January 1, 2007 for METC and the seven- to ten-year capital investment program which began January 1, 2008 for ITC Midwest. Our Regulated Operating Subsidiaries strive for high reliability of their systems, low delivered costs of electricity and accessibility to generation sources of choice, including renewable sources. On August 8, 2005, the Energy Policy Act was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for the violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC and ReliabilityFirst Corporation, a regional entity under the NERC that is delegated certain authority for the purpose of proposing and enforcing reliability standards. Analysis of the transmission systems against these reliability standards has become more focused and rigorous in recent years. We also assess our transmission systems against our own planning criteria that are filed annually with the FERC.

Based on our planning studies, for the seven-year period from January 1, 2005 through December 31, 2011 we recognize a need to invest approximately $1 billion within the ITCTransmission service territory to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes in southeastern Michigan that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet expected growth in peak electrical demand; and (3) invest in property, plant and equipment for the primary benefit of relieving congestion in the transmission system in southeastern Michigan. Total investments in property, plant and equipment in 2007 at ITCTransmission were $210.7 million. We expect ITCTransmission’s total investments in property, plant and equipment in 2008 to be approximately $95 million to $110 million, based on projects currently planned or being considered. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to rate base. In 2007, ITCTransmission had $132.1 million of property, plant and equipment added to rate base.

We expect METC to invest approximately $600 million in its system over the seven-year period from January 1, 2007 through December 31, 2013. Total investments in property, plant and equipment in 2007 at METC were $75.5 million. We expect that investments in property, plant and equipment at METC in 2008 will be approximately $105 million to $130 million, based on projects currently planned or being considered. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to rate base. In 2007, METC had $77.2 million of property, plant and equipment added to rate base.

We expect that ITC Midwest will invest up to $1 billion over the seven to ten years beginning January 1, 2008. As part of the regulatory proceedings approving the ITC Midwest acquisition, ITC Midwest has made several investment commitments relating to our transmission systems, including completing projects anticipated to cost at least approximately $100 million over the next five years dedicated to reducing transmission constraints as well as investing at least an additional $250 million in other projects over the next five years. We expect that investments in property, plant and equipment at ITC Midwest in 2008 will be approximately $85 million to $100 million, based on projects currently planned or being considered.

Investments in property, plant and equipment could vary due to, among other things, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to environmental, siting or regional planning issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded.

The following table shows additions to property, plant and equipment for ITCTransmission and METC, which includes amounts for METC prior to its acquisition by ITC Holdings.

We assess our performance based in part on the levels of prudent and necessary capital investment and maintenance spending on our transmission system.

Point-to-Point Revenue

Our point-to-point revenue for the year ended December 31, 2006 was negatively impacted by the elimination of certain types of point-to-point revenues and decreases in other types of point-to-point revenues. Under forward-looking Attachment O, in applying the accounting for the true-up mechanism, the amount of point-to-point revenues is factored into actual net revenue requirement and did not have an effect on operating revenues or net income for the year ended December 31, 2007.

Seasonality

Prior to the implementation of forward-looking Attachment O effective January 1, 2007 for ITCTransmission and METC and January 1, 2008 for ITC Midwest, the revenues recognized by our Regulated Operating Subsidiaries were dependent on monthly peak loads. Revenues and net income varied between periods based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period varied from the data on which the Attachment O rate was based, our Regulated Operating Subsidiaries earned more or less revenue during that annual period and therefore recovered more or less than their respective net revenue requirements.

Under forward-looking Attachment O, although the monthly peak loads continue to be used for billing network revenues, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. This results in more consistent net income for each quarterly period within a given year, compared to the historical Attachment O method that applied to METC and ITCTransmission prior to January 1, 2007 and ITC Midwest prior to January 1, 2008.

ITCTransmission’s total of monthly peak loads for the year ended December 31, 2007 was up 5.7% and 2.5% compared to the corresponding total for 2006 and 2005, respectively, as shown in the table below. The monthly peak load is affected by many factors, but is generally higher in the summer months when cooling demand is higher.

Monthly Peak Load (in MW)

	2007			2006		2005
	ITC Midwest	METC	ITCTransmission	METC	ITCTransmission	ITCTransmission
January		6,051	7,876		7,754	8,090
February		6,227	8,170		7,667	7,672
March		6,006	7,739		7,554	7,562
April		5,473	7,141		7,035	7,299
May		6,981	9,927		10,902	7,678
June		8,511	11,761		9,752	12,108
July		8,672	11,706		12,392	11,822
August		8,955	12,087		12,745	12,308
September		7,908	11,033		8,415	10,675
October		7,524	10,382	5,642	7,302	9,356
November		6,068	7,812	6,103	7,724	7,943
December	2,244	6,214	8,022	6,527	8,257	8,344

Total	2,244	84,590	113,656	18,272	107,499	110,857

Significant Components of Results of Operations

Revenues

We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our Regulated Operating Subsidiaries’ transmission systems to Detroit Edison, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. MISO is responsible for billing and collection of transmission services in the MISO service territory. MISO, as the billing agent for our Regulated Operating Subsidiaries, collects fees for the use of our transmission systems, invoicing Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis. MISO has implemented credit policies for its members’ customers.

Network Revenues are generated from fees charged to network customers for their use of our electricity transmission systems during the one hour of monthly peak usage. Refer to “Critical Accounting Policies — Revenue Recognition under Forward-Looking Attachment O” below for a discussion of revenue recognition relating to network revenues.

Network revenues are determined using rates regulated by the FERC. The monthly network revenues billed to customers using our transmission facilities are the result of a calculation which can be simplified into the following:

(1) multiply the network load measured in kWs achieved during the one hour of monthly peak usage for our transmission systems by the appropriate monthly tariff rate as calculated under Attachment O by 12 by the number of days in that month; and

(2) divide the result by 365.

Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff.

Scheduling, Control and Dispatch Revenues also are approved by the FERC and are allocated to our Regulated Operating Subsidiaries by MISO as compensation for the services ITCTransmission and METC jointly perform in operating the MECS control area and for services ATC performs for ITC Midwest for its control area. Such services include processing energy schedule requests utilizing the MECS system, monitoring of reliability data, implementation of emergency procedures, and coordination of the MECS operation. Revenues that are allocated by MISO to our Regulated Operating Subsidiaries relating to these services are not determined based on actual expenses incurred by our Regulated Operating Subsidiaries. In any given year, our Regulated Operating Subsidiaries may earn more or less scheduling, control and dispatch revenues than our actual expenses incurred.

Other Revenues consist of rental revenues, easement revenues, and amounts from providing ancillary services to customers.

Operating Expenses

Operation and Maintenance Expenses consist primarily of the costs of contractors to operate and maintain our transmission systems and salary-related expenses for our personnel involved in operation and maintenance activities.

Operation expenses include 1) activities related to the MECS control area operation, which involve balancing loads and generation, 2) transmission system operations activities, which includes monitoring the status of our transmission lines and stations, and 3) expenses relating to the Operating Agreement between ITC Midwest and ATC and the Transition Services Agreement between ITC Midwest and IP&L. The expenses relating to METC’s Easement Agreement are also recorded within operation expenses.

Maintenance expenses include preventive or planned maintenance, such as vegetation management, tower painting and equipment inspections, as well as reactive maintenance for equipment failures. Maintenance expenses also include expenses for maintenance-related activities for the Transition Services Agreement between ITC Midwest and IP&L.

General and Administrative Expenses consist primarily of compensation and benefits costs for personnel in our finance, human resources, regulatory, information technology and legal organizations, and fees for professional services. Professional services are principally composed of outside legal, audit and information technology consulting.

We capitalize to property, plant and equipment certain general and administrative expenses such as compensation, office rent, utilities, and information technology. These expenses are included in property, plant and equipment on our consolidated statements of financial position.

Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory and intangible assets.

Taxes other than Income Taxes consist primarily of property taxes and payroll taxes. Additionally, Michigan Single Business Taxes were recorded here through December 31, 2007, prior to the January 1, 2008 effective date of the new Michigan Business Tax.

Other items of income or expense

Interest Expense consists primarily of interest on long term debt at ITC Holdings, ITCTransmission, METC and ITC Midwest. Additionally, the amortization of debt financing expenses is recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and is a reduction to interest expense.

Allowance for Equity Funds Used During Construction (“AFUDC Equity”) is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a return on stockholders’ equity used for construction purposes in accordance with FERC regulations. Assuming all other factors are constant, if construction work in progress balances increase, the allowance amount capitalized will also increase. The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long-term debt) and the allowed return on equity for our Regulated Operating Subsidiaries.

Results of Operations

The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)	2005	(Decrease)	(Decrease)
(In thousands)

OPERATING REVENUES	$426,249	$223,622	$202,627	90.6%	$205,274	$18,348	8.9%
OPERATING EXPENSES
Operation and maintenance	81,406	35,441	45,965	129.7%	48,310	(12,869)	(26.6)%
General and administrative	62,089	40,632	21,457	52.8%	25,198	15,434	61.3%
Depreciation and amortization	67,928	40,156	27,772	69.2%	33,197	6,959	21.0%
Taxes other than income taxes	33,340	22,156	11,184	50.5%	13,982	8,174	58.5%
Termination of management agreements	—	—	—	n/a	6,725	(6,725)	(100.0)%
Gain on sale of assets	(688)	(842)	154	(18.3)%	—	(842)	n/a

Total operating expenses	244,075	137,543	106,532	77.5%	127,412	10,131	8.0%
OPERATING INCOME	182,174	86,079	96,095	111.6%	77,862	8,217	10.6%
OTHER EXPENSES (INCOME)
Interest expense	81,863	42,049	39,814	94.7%	28,128	13,921	49.5%
Allowance for equity funds used during construction	(8,145)	(3,977)	(4,168)	104.8%	(2,790)	(1,187)	42.5%
Loss on extinguishment of debt	349	1,874	(1,525)	(81.4)%	—	1,874	n/a
Other income	(3,457)	(2,348)	(1,109)	47.2%	(1,700)	(648)	38.1%
Other expense	1,618	1,629	(11)	(0.7)%	615	1,014	164.9%

Total other expenses (income)	72,228	39,227	33,001	84.1%	24,253	14,974	61.7%

INCOME BEFORE INCOME TAXES	109,946	46,852	63,094	134.7%	53,609	(6,757)	(12.6)%
INCOME TAX PROVISION	36,650	13,658	22,992	168.3%	18,938	(5,280)	(27.9)%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	73,296	33,194	40,102	120.8%	34,671	(1,477)	(4.3)%
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	29	(29)	(100.0)%	—	29	n/a

NET INCOME	$73,296	$33,223	$40,073	120.6%	$34,671	$(1,448)	(4.2)%

Operating Revenues

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The following table sets forth the components of and changes in operating revenues:

						Percentage
	2007		2006		Increase	Increase
	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
(In thousands)

Network revenues billed	$370,549	86.9%	$206,514	92.4%	$164,035	79.4%
Attachment O revenue accrual (deferral)-net	19,782	4.7%	—	0.0%	19,782	n/a
Point-to-point	19,321	4.5%	7,012	3.1%	12,309	175.5%
Scheduling, control and dispatch	14,674	3.4%	8,274	3.7%	6,400	77.4%
Other	1,923	0.5%	1,822	0.8%	101	5.6%

Total	$426,249	100.0%	$223,622	100.0%	$202,627	90.6%

Network revenues billed increased by $104.4 million due to the inclusion of amounts for METC included for the year ended December 31, 2007 as compared to the period of October 10, 2006 through December 31, 2006 and $2.5 million due to the ITC Midwest acquisition in December of 2007. In addition, network revenues billed increased by $46.4 million due to increases in the rate used for network revenues at ITCTransmission from $1.594 per kW/month for the period from January through May of 2006 and $1.744 kW/month from June through December of 2006 to $2.099 per kW/month for the year ended December 31, 2007. Network revenues billed also increased by $10.6 million due to an increase of 5.7% in the network load at ITCTransmission for the year ended December 31, 2007 compared to the same period in 2006.

The Attachment O revenue accrual (deferral)-net at ITCTransmission and METC resulted from actual net revenue requirement for the year ended December 31, 2007 that exceeded network revenues billed for the year ended December 31, 2007. The table below illustrates the calculation of the total Attachment O revenue accrual (deferral)-net for the year ended December 31, 2007.

Attachment O revenue accrual (deferral)-net summary

(In thousands)

					Total Revenue
Line	Item	ITCTransmission	METC		Accrual (Deferral)-net

1	Actual net revenue requirement	$238,599	$149,262
2	Network revenues billed(a)	238,803	129,276

3	Attachment O revenue accrual (deferral)-net (line 1 — line 2)	$(204)	$19,986	(b)	$19,782

(a)	Network revenues billed is calculated based on the monthly network peak load at ITCTransmission and METC multiplied by the monthly network rate of $2.099 for ITCTransmission and $1.524 for METC during 2007, adjusted for the actual number of days in the month.

(b)	METC was under a frozen rate during 2007, which was the primary reason for the revenue accrual.

Point-to-point revenues increased primarily due to $7.2 million of additional METC revenues included for the year ended December 31, 2007 as compared to the period of October 10, 2006 through December 31, 2006. Also, ITCTransmission recognized $4.0 million of additional point-to-point revenues for transmission capacity reservations in 2007 compared to 2006.

Scheduling, control and dispatch revenues increased primarily due to $5.0 million of additional METC revenues included for the year ended December 31, 2007 as compared to the period of October 10, 2006 through December 31, 2006.

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

Point-to-point revenue decreased $6.6 million due to lower utilization of the Michigan-Ontario Independent Electric System Operator interface, $2.9 million due to the elimination of the Sub-Regional Rate Adjustment in October 2005, $1.8 million due to a decrease in SECA revenues described in Note 6 to the consolidated financial statements under “Regulatory Matters — Long Term Pricing,” and $0.7 million due to additional refunds recognized for redirected transmission service revenue as discussed in Note 6 to the consolidated financial statements under “Regulatory Matters — Redirected Transmission Service.” In addition, a $4.2 million decrease resulted from reduced demand for long-term point-to-point reservations because of the emergence of the MISO energy market in 2005. These decreases were partially offset by an increase of $2.4 million due to the acquisition of METC in 2006.

Scheduling, control and dispatch revenue increased $1.7 million primarily due to revenues recognized at METC as a result of the acquisition of METC during 2006.

Operating Expenses

Operation and maintenance expenses

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Operation and maintenance expenses increased primarily due to the acquisition of METC in October 2006. METC incurred additional expenses of $24.2 million for contractor expenses for substation operations, transmission structure maintenance, vegetation management, inspections, general site maintenance, and maintenance support costs such as tools, equipment rentals and supplies. METC also incurred additional expenses of $7.9 million for easement payments to Consumers Energy, $1.4 million for ancillary services and $0.5 million for asset mapping activities. Operation and maintenance expenses at ITCTransmission increased by $10.3 million primarily due to additional tower painting, vegetation management, transmission structure maintenance, inspections, general site maintenance, and maintenance support costs. We also incurred $1.9 million of additional expenses for transmission system monitoring and control due to the increased activity at our operations facility needed to operate both ITCTransmission’s and METC’s transmission systems during the year ended December 31, 2007 as compared to only operating ITCTransmission’s transmission system until METC was acquired in October 2006. Finally, we incurred operation and maintenance expenses of $0.3 million at ITC Midwest during 2007.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Operation and maintenance expenses decreased primarily due to the accelerated completion of a backlog of necessary, multi-year, planned activities in 2005 that helped improve the reliability of ITCTransmission’s transmission system. The acceleration of these multi-year maintenance initiatives in 2005 resulted in lower expenses in 2006. Operation and maintenance expenses decreased by $23.4 million primarily due to decrease in tower painting, vegetation management, transmission structure maintenance, inspections, general site maintenance and maintenance support costs. Additionally, operation and maintenance expenses decreased by $0.3 million due to the settlement of an accounts receivable dispute in 2006. The decrease in maintenance expenses was partially offset by an increase of $0.9 million due to additional costs for transmission system monitoring and control at ITCTransmission. The net decrease in operating and maintenance expenses at ITCTransmission explained above was partially offset by the acquisition of METC in October 2006, which resulted in additional maintenance of $4.7 million primarily for vegetation management, equipment inspections, and transmission structure maintenance, $2.2 million for easement payments to Consumers Energy, $1.1 million for training of contractors, $0.4 million for ancillary services and $1.6 million for system monitoring and control.

General and administrative expenses

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The increase in general and administrative expenses consisted of $9.4 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of activities, $2.2 million due to higher professional advisory and consulting services, $4.9 million due to higher business expenses including information technology support and contract labor and $0.5 million due to higher insurance premiums, all of which include incremental costs incurred as a result of the METC acquisition. In addition, general and administrative expenses increased by $2.6 million due to expenses under the special bonus plans as described in Note 14 to the consolidated financial statements, and due to offering costs of $0.6 million associated with a securities offering by International Transmission Holdings Limited Partnership, formerly our largest shareholder. Expenses also increased by $1.4 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses not included in the increases explained above.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

General and administrative expenses increased by $5.3 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of activities, $3.8 million due to higher professional advisory and consulting services, $2.6 million due to higher business expenses primarily for information technology support, contract labor and travel and $0.9 million due to higher insurance premiums, all of which include incremental costs incurred by METC subsequent to the acquisition. Expenses also increased by $1.5 million due to a reduction of general and administrative expenses capitalized to property, plant and equipment, $1.2 million due to expenses under the special bonus plans, $0.4 million due to costs associated with ITC Holdings’ transfer agent and compensation of our board of directors in 2006 as a result of our initial public offering in 2005 and $0.3 million due to stock compensation expense primarily from the July 2005 option awards and the August 2006 long-term incentive plan awards. In addition, general and administrative expenses increased by $0.5 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses incurred in 2006 for which there were no amounts in 2005. These increases were partially offset by a decrease in management expenses of $0.8 million due to the termination of certain management agreements in 2005 following ITC Holdings’ initial public offering of its common stock and a decrease in expenses of $0.6 million due to the settlement of an accounts receivable dispute in 2006.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2007 and 2006 at ITCTransmission by $6.4 million and $3.6 million compared to 2006 and 2005, respectively, primarily due to a higher depreciable asset base resulting from property, plant and equipment additions during 2007, 2006 and 2005. The acquisition of METC in 2006 resulted in $17.7 million and $3.3 million of depreciation expense associated with property, plant and equipment recognized in 2007 and 2006, respectively. Additionally, we recognized amortization expense associated with the METC Regulatory Deferral and the METC ADIT Deferral of $6.2 million in 2007. Finally, we recognized $0.5 million of deprecation and amortization expenses at ITC Midwest in 2007.

Taxes other than income taxes

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Taxes other than income taxes increased due to property tax expenses of $8.0 million at METC during the year ended December 31, 2007, as compared to $1.5 million for the period October 10, 2006 through December 31, 2006. Additionally, property tax expenses at ITCTransmission increased by $3.4 million primarily due to ITCTransmission’s 2006 capital additions, which are included in the assessments for 2007 personal property taxes. Taxes other than income taxes also increased by $0.8 million due to higher payroll taxes.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Taxes other than income taxes increased due to higher property tax expenses at ITCTransmission of $4.7 million primarily due to a $2.8 million reduction of property tax expense recorded in the third quarter of 2005 relating to property tax settlements for previous years and due to ITCTransmission’s 2005 capital additions, which are included in the assessments for 2006 personal property taxes. Additionally, METC incurred property tax expense of $1.5 million during 2006 subsequent to our acquisition of METC. Taxes other than income taxes also increased by $1.4 million due to higher Michigan Single Business Tax expenses and $0.5 million due to higher payroll taxes, partially attributable to the METC acquisition.

Termination of management agreements

The termination of management agreements in connection with our initial public offering resulted in $6.7 million of expense for the year ended December 31, 2005. There were no such expenses in 2007 or 2006.

Other expenses (income)

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Interest expense increased primarily due to higher borrowing levels to finance capital expenditures and to finance the METC acquisition. Additionally, METC recognized interest expense of $10.2 million during the year ended December 31, 2007 as compared to $2.8 million for the period October 10, 2006 through December 31, 2006.

AFUDC Equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2007 compared to 2006. Additionally, METC recognized AFUDC Equity of $1.7 million during the year ended December 31, 2007 as compared $0.1 million for the period October 10, 2006 through December 31, 2006.

Other income increased primarily due to increases in trust assets in 2007 compared to 2006 and the resulting increase in interest and dividend income, as well as realized and unrealized gains on the trust assets.

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

Other expense increased as a result of $1.1 million incurred at ITC Holdings in 2006 relating to commitment fees paid for the bridge financing facility that secured financing for the acquisition of METC. The bridge facility secured for the METC acquisition was not drawn upon.

Income Tax Provision

Our effective tax rate was 33.3%, 29.2% and 35.3% for the years ended December 31, 2007, 2006 and 2005, respectively. The rates for 2007 and 2006 differed from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of AFUDC Equity. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC Equity in their actual net revenue requirements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. This accounting treatment became applicable for ITCTransmission and METC during 2006 upon receiving approval to use forward-looking Attachment O. We recognized a $2.7 million and $2.9 million reduction in income tax expense during 2007 and 2006, respectively, due to the recognition of a regulatory asset for AFUDC Equity. This accounting treatment was not applicable in the year ended December 31, 2005.

Liquidity and Capital Resources

We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements, subject to certain conditions. In addition, we may secure additional funding in the financial markets. We expect that our capital requirements will arise principally from our need to:

•	Fund capital expenditures. We made investments in property, plant and equipment of $210.7 million and $75.5 million during the year ended December 31, 2007 at ITCTransmission and METC, respectively. We expect the total level of investment of our Regulated Operating Subsidiaries to be between $285.0 million and $340.0 million in 2008. Our plans with regard to property, plant and equipment investments are described in detail above under “Trends and Seasonality.” Additionally, the other development activities described above under “Recent Developments — Development Activities” could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements. During the year ended December 31, 2007, we paid $76.0 million of interest. We expect our interest payments to increase during 2008 compared to 2007 as a result of additional debt incurred in 2007 and 2008 in connection with the ITC Midwest acquisition of IP&L’s transmission assets.

•	Fund dividends to holders of our common stock. During 2007, we paid dividends of $48.2 million. During the third quarter of 2007, we raised our quarterly cash dividend to $0.290 per share from $0.275 per share. Our board of directors intends to further increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

•	Fund contributions to our retirement plans. In 2007, we funded $4.0 million to our pension retirement plan, $1.1 million to our supplemental pension retirement benefit plans and $0.4 million to our postretirement plan.

•	Fund business development expenses, consisting primarily of forecasted expenses of $3.8 million at ITC Grid Development and its subsidiaries in 2008. During 2007, we incurred expenses of $2.0 million at ITC Grid Development and its subsidiaries primarily relating to business development activities.

We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements as needed to meet our other short-term cash requirements. As of December 31, 2007, we had consolidated indebtedness under our revolving credit agreements of $142.5 million, with unused capacity of $147.5 million. In October 2007, we borrowed under METC’s revolving credit agreement to pay the METC rate case settlement amount of $20.0 million.

For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.

Refer to Note 9 to the consolidated financial statements for the amounts and terms of our revolving credit agreements and other indebtedness. Additionally, refer to Note 4 to the consolidated financial statements for amounts issued in connection with our recent acquisitions of METC and transmission assets of IP&L, including the Bridge Facility, senior notes and first mortgage bonds.

Credit Ratings

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services (a)	Service, Inc. (a)

ITC Holdings	Senior Notes	BBB–	Baa3
ITCTransmission	First Mortgage Bonds	BBB+	A3
METC	Senior Secured Notes	BBB	A3
ITC Midwest	First Mortgage Bonds	A−	A3

(a)	All credit ratings are on a positive outlook.

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

Covenants

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit facilities containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	create or acquire subsidiaries; and

•	pay dividends or make distributions on ITC Holdings and ITCTransmission’s capital stock or METC’s or ITC Midwest’s member’s capital.

We are currently in compliance with all debt covenants.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,296	$33,223	$34,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67,928	40,156	33,197
Attachment O revenue accrual (deferral)-net, including accrued interest	(20,325)	—	—
Deferred income taxes	36,650	13,230	18,625
Other	(1,523)	3,309	1,425
Changes in assets and liabilities, exclusive of changes shown separately	(20,242)	(28,050)	(26,244)

Net cash provided by operating activities	135,784	61,868	61,674
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(287,170)	(167,496)	(118,586)
ITC Midwest acquisition, including direct acquisition fees	(794,490)	—	—
METC acquisition, including direct acquisition fees and net of cash acquired	(254)	(495,645)	—
Other	6,384	1,697	5,650

Net cash used in investing activities	(1,075,530)	(661,444)	(112,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing/repayment of long-term debt	865,000	486,086	(46)
Net borrowing/repayment under revolving credit facilities	116,000	(49,800)	33,800
Issuance of common stock	3,402	202,253	54,187
Dividends on common stock	(48,168)	(38,307)	(17,433)
Other	(7,298)	(11,821)	(8,729)

Net cash provided by financing activities	928,936	588,411	61,779

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,810)	(11,165)	10,517
CASH AND CASH EQUIVALENTS — Beginning of period	13,426	24,591	14,074

CASH AND CASH EQUIVALENTS — End of period	$2,616	$13,426	$24,591

Cash Flows From Operating Activities

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The increase in cash provided by operating activities was primarily due to higher network revenues billed of $164.0 million, higher point-to-point revenues of $12.3 million and higher scheduling control and dispatch revenues of $6.4 million. The increase was partially offset by higher operating and maintenance expenses, general and administrative expenses and taxes other than income tax expenses in 2007 of $46.0 million, $21.5 million and $11.2 million, respectively, primarily as a result of the acquisition of METC. Additionally, we made $33.5 million of additional interest payments (excluding interest capitalized) during the year ended December 31, 2007 compared to the same period in 2006 due primarily to higher outstanding balances of long-term debt.

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

Cash Flows From Investing Activities

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The increase in cash used in investing activities was primarily due to the ITC Midwest acquisition in 2007 and higher expenditures for property, plant and equipment.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The increase in cash used in investing activities was primarily due to the acquisition of METC in 2006 and higher expenditures for property, plant and equipment.

Cash Flows From Financing Activities

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net cash provided by financing activities increased due to the 2007 issuances of $100.0 million of ITC Holdings’ Senior Notes, Series A and Series B and the $765.0 million ITC Holdings Bridge Facility. Cash from financing activities also increased due to the net increase in borrowings of $165.8 million under our revolving credit facilities in 2007 compared to 2006 and the redemption or repayment of $123.5 million of long-term debt in 2006. These increases were partially offset by proceeds from the financings in 2006 associated with the METC acquisition, including the issuance of $510.0 million of ITC Holdings’ Senior Notes and the offering of common shares of $200.5 million (net of underwriters discount and other offering fees). Additionally in 2006, ITCTransmission issued $100.0 million of First Mortgage Bonds to finance investments in property, plant and equipment. The increases were also offset by an increase in dividends paid on common stock of $9.9 million due primarily to the increase in outstanding common shares in 2007 as compared to 2006 and, to a lesser extent, an increase in the dividend rate per share during 2007.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The increase was due primarily to proceeds from the issuance of $510.0 million of ITC Holdings’ Senior Notes and proceeds from an offering of common shares of $200.5 million to finance the METC acquisition.

Additionally, ITCTransmission issued $100.0 million of First Mortgage Bonds to finance investments in property, plant and equipment.

These increases were partially offset by the redemption of $90.0 million of MTH Senior Secured Notes, the repayment of amounts borrowed under our revolving credit facilities, the repayment of $28.1 million of outstanding principal and interest obligations to independent power producers and higher dividend payments during 2006.

Contractual Obligations

The following table details our contractual obligations as of December 31, 2007:

		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt:
ITC Holdings Senior Notes	$877,000	$—	$—	$267,000	$610,000
ITC Holdings Bridge Facility(a)	765,000	765,000	—	—	—
ITC Holdings revolving credit facility	46,100	—	—	46,100	—
ITCTransmission First Mortgage Bonds	285,000	—	—	185,000	100,000
ITCTransmission/METC revolving credit facility	96,400	—	—	96,400	—
METC Senior Secured Notes	175,000	—	—	—	175,000
Interest payments:
ITC Holdings Senior Notes	727,071	51,390	154,171	96,395	425,115
ITC Holdings Bridge Facility(a)	2,719	2,719	—	—	—
ITCTransmission First Mortgage Bonds	218,677	14,358	43,073	24,965	136,281
METC Senior Secured Notes	80,054	10,063	30,188	20,125	19,678
Operating leases	990	774	216	—	—
Deferred payables	2,444	1,222	1,222	—	—
Purchase obligations	53,196	41,237	11,959	—	—
METC Easement Agreement	430,000	10,000	30,000	20,000	370,000

Total obligations	$3,759,651	$896,763	$270,829	$755,985	$1,836,074

(a)	The $2.7 million interest payment for the ITC Holdings Bridge Facility includes only the amount paid upon repayment of the facility in January 2008. Not included in our contractual obligations as of December 31, 2007 are our expected interest payments of $17.7 million in 2008 and $34.1 million annually thereafter until maturity (interest payable on January 31 and July 31) relating to the debt issuances in January 2008 used to repay the ITC Holdings Bridge Facility. See Note 9 to the consolidated financial statements for terms of the debt issuances in January 2008 to repay the ITC Holdings Bridge Facility.

Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2007. We also expect to pay interest and commitment fees under our variable-rate revolving credit facilities that have not been included above due to varying amounts of borrowings and interest rates under the facilities.

Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2007, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.

The Easement Agreement provides METC with an easement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. The cost for use of the rights-of-way is $10.0 million per year. The term of the Easement Agreement runs through December 31, 2050 and is subject to 10 automatic 50-year renewals thereafter. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expense.

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

Regulation

Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Use of SFAS 71 results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of SFAS 71. If we were to discontinue the application of SFAS 71 on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $136.0 million relating to the regulatory assets at December 31, 2007 that are described in Note 7 to the consolidated financial statements. We also may be required to record losses of $55.4 million relating to intangible assets at December 31, 2007 that are described in Note 6 to the consolidated financial statements. Additionally, we may be required to record gains of $189.7 million relating to regulatory liabilities at December 31, 2007, primarily for asset removal costs that have been accrued in advance of incurring these costs.

We believe that currently available facts support the continued applicability of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.

Revenue Recognition under Forward-Looking Attachment O

Beginning January 1, 2007, under forward-looking Attachment O, ITCTransmission and METC recover expenses and earn a return on and recover investments in transmission on a current rather than a lagging basis. Forward-looking Attachment O was effective for ITC Midwest beginning January 1, 2008. Under the forward-looking Attachment O formula, our Regulated Operating Subsidiaries use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on the their systems from January 1 to December 31 of that year. The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year.

The true-up mechanism meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using forward-looking Attachment O. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O.

ITCTransmission’s Attachment O Rate Freeze Revenue Deferral

ITCTransmission’s rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kw/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at December 31, 2005 was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in accordance with SFAS 71 or EITF 92-7. SFAS 71 provides that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for ratemaking purposes. Although the amortization of the revenue deferral is an allowable component of rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. EITF 92-7 provides that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral did not satisfy the criteria of EITF 92-7 to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We will recognize revenues from June 2006 through December 2011 as the revenue deferral amount is amortized for ratemaking on a straight-line basis and included in Attachment O.

Purchase Accounting

We accounted for ITC Midwest’s acquisition of the IP&L transmission assets using the purchase method, prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS 141”). Estimates have been made in valuing certain assets and liabilities in the balance sheet. Management makes assumptions of fair value based upon historical experience and other information obtained. Assumptions may be incomplete, and unanticipated events and circumstances may occur which may affect the validity of such assumptions, estimates, or actual results. The estimated value of assets and liabilities acquired are preliminary as of December 31, 2007. We expect to obtain information necessary to finalize the values during 2008.

Our acquisitions of ITCTransmission and METC were also accounted for using the purchase method. The provisions of our acquisition of ITCTransmission from DTE Energy required an adjustment to the original $610.0 million acquisition price based on the closing balance sheet at February 28, 2003 prepared by DTE Energy. Subsequent to February 28, 2003 and through 2007, ITC Holdings and DTE Energy negotiated adjustments to the purchase price relating to the acquisition for various property, plant and equipment, inventory, and other closing balance sheet items related to our acquisition of ITCTransmission. We do not expect any further adjustments to the purchase price for ITCTransmission. Additionally, we do not expect any further significant purchase price adjustments for METC. Certain tax-related items included in the purchase accounting assets and liabilities of METC may be adjusted in the future as permitted under SFAS 141, as revised by Statement of Financial Accounting Standards No. 141(R) Business Combinations. See Note 3 to the consolidated financial statements.

Each of our Regulated Operating Subsidiaries is a regulated utility; therefore, in accordance with SFAS 71, the fair value of the majority of the assets acquired and liabilities assumed did not change significantly as a result of applying purchase accounting. As discussed below under “Goodwill,” a significant amount of goodwill resulted from these acquisitions, which will require impairment testing on at least an annual basis.

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

Valuation of Goodwill

We have goodwill resulting from our acquisitions of ITCTransmission, METC and ITC Midwest. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios and also considered estimates of market-based valuation multiples for companies within our Regulated Operating Subsidiaries’ peer group. The market-based multiples involve judgment regarding the appropriate peer group and the appropriate multiple to apply in the valuation and the cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of goodwill, which would adversely impact earnings. As of December 31, 2007, consolidated goodwill totaled $959.0 million and we determined that no impairment existed at ITCTransmission or METC as of our goodwill impairment testing date of October 1, 2007. ITC Midwest will also use an October 1 impairment testing date beginning October 1, 2008. There were no events that occurred subsequent to ITC Midwest’s acquisition on December 20, 2007 that required us to assess ITC Midwest’s goodwill for impairment.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have commodity price risk at our Regulated Operating Subsidiaries arising from market price fluctuations for materials such as copper, aluminum, steel, oil and gas and other goods used in construction and maintenance activities. Higher costs of these materials are passed on to us by the contractors for these activities. These items affect only cash flows, as the amounts are included as components of net revenue requirement under Attachment O.

Interest Rate Risk

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit facilities and the ITC Holdings Bridge Facility, was $1,297.1 million at December 31, 2007. The total book value of our consolidated long-term debt, excluding revolving credit facilities and the ITC Holdings Bridge Facility, was $1,335.9 million at December 31, 2007. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit facilities and the ITC Holdings Bridge Facility, at December 31, 2007. An increase in interest rates of 10%, from 6.0% to 6.6% for example, at December 31, 2007 would decrease the fair value of debt by $57.9 million, and a decrease in interest rates of 10% at December 31, 2007 would increase the fair value of debt by $72.4 million.

Revolving Credit Facilities

At December 31, 2007, ITC Holdings, ITCTransmission and METC had $46.1 million, $78.5 million and $17.9 million outstanding, respectively, under their revolving credit facilities which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITC Holdings’, ITCTransmission’s and METC’s short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.9 million for an annual period on a constant borrowing level of $142.5 million.

ITC Holdings Bridge Facility

At December 31, 2007, we had $765.0 million outstanding under the Bridge Facility, for which fair value approximates book value.

Credit Risk

Our credit risk is primarily with Detroit Edison and Consumers Energy, which were responsible for approximately 55.4% and 32.3%, respectively, of our consolidated total operating revenues for 2007. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. However, any financial difficulties experienced by Detroit Edison or Consumers Energy may affect their ability to make payments for transmission service to ITCTransmission and METC which could negatively impact our business. Additionally, subsequent to ITC Midwest’s acquisition on December 20, 2007, IP&L is expected to be a significant debtor. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. MISO, as our Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. MISO has implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

On December 20, 2007, ITC Midwest acquired the electric transmission assets of Interstate Power & Light. This acquired business was excluded from the scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. ITC Midwest constituted 0.6% of our 2007 consolidated revenues and 26.5% of our consolidated total assets as of December 31, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ITC Midwest, which acquired the transmission business of Interstate Power & Light Company on December 20, 2007 and whose financial statements constitute 0.6% of total revenues and 26.5% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at ITC Midwest.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 29, 2008

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$2,616	$13,426
Restricted cash	—	4,565
Accounts receivable	40,919	35,325
Inventory	26,315	25,408
Deferred income taxes	2,689	21,023
Other	3,518	9,926

Total current assets	76,057	109,673
Property, plant and equipment (net of accumulated depreciation and amortization of $879,843 and $608,956, respectively)	1,960,433	1,197,862
Other assets
Goodwill	959,042	624,385
Intangible assets (net of accumulated amortization of $3,025 and $0, respectively)	55,382	58,407
Regulatory assets- acquisition adjustments	86,054	91,443
Regulatory assets- Attachment O revenue accrual (including accrued interest of $552)	20,537	—
Other regulatory assets	29,449	26,183
Deferred financing fees (net of accumulated amortization of $5,138 and $4,817, respectively)	14,201	14,490
Other	12,142	6,354

Total other assets	1,176,807	821,262

TOTAL ASSETS	$3,213,297	$2,128,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,627	$33,295
Accrued payroll	8,928	5,192
Accrued interest	23,088	18,915
Accrued taxes	15,065	14,152
ITC Midwest acquisition additional purchase price accrual	5,402	—
METC rate case accrued liability	—	20,000
Other	6,317	8,012

Total current liabilities	106,427	99,566
Accrued pension and postretirement liabilities	13,934	11,050
Deferred income taxes	90,617	75,730
Regulatory liabilities	189,727	138,726
Other	6,093	9,203
Long-term debt	2,243,424	1,262,278
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 42,916,852 and 42,395,760 shares issued and outstanding at December 31, 2007 and 2006, respectively	532,103	526,485
Retained earnings	31,864	6,714
Accumulated other comprehensive loss	(892)	(955)

Total stockholders’ equity	563,075	532,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,213,297	$2,128,797

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
(In thousands, except share and per share data)

OPERATING REVENUES	$426,249	$223,622	$205,274
OPERATING EXPENSES
Operation and maintenance	81,406	35,441	48,310
General and administrative	62,089	40,632	25,198
Depreciation and amortization	67,928	40,156	33,197
Taxes other than income taxes	33,340	22,156	13,982
Termination of management agreements	—	—	6,725
Gain on sale of assets	(688)	(842)	—

Total operating expenses	244,075	137,543	127,412
OPERATING INCOME	182,174	86,079	77,862
OTHER EXPENSES (INCOME)
Interest expense	81,863	42,049	28,128
Allowance for equity funds used during construction	(8,145)	(3,977)	(2,790)
Loss on extinguishment of debt	349	1,874	—
Other income	(3,457)	(2,348)	(1,700)
Other expense	1,618	1,629	615

Total other expenses (income)	72,228	39,227	24,253

INCOME BEFORE INCOME TAXES	109,946	46,852	53,609
INCOME TAX PROVISION	36,650	13,658	18,938

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	73,296	33,194	34,671
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	29	—

NET INCOME	$73,296	$33,223	$34,671

Basic earnings per share	$1.73	$0.95	$1.10
Diluted earnings per share	$1.68	$0.92	$1.06
Weighted-average basic shares	42,298,478	35,048,049	31,455,065
Weighted-average diluted shares	43,541,306	36,236,944	32,729,842
Dividends declared per common share	$1.130	$1.075	$0.525

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Retained	Accumulated
			Earnings	Other	Total
	Common Stock		(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Deficit)	Loss	Equity	Income
(In thousands, except share data)

BALANCE, DECEMBER 31, 2004	30,679,240	$202,048	$(5,446)	$—	$196,602
Net income	—	—	34,671	—	34,671	$34,671
Issuance of common stock	2,500,000	53,905	—	—	53,905	—
Repurchase and retirement of common stock	(28,732)	(804)	—	—	(804)	—
Common stock issuance costs	—	(7,083)	—	—	(7,083)	—
Stock option exercises	37,649	282	—	—	282	—
Dividends declared on common stock	—	—	(17,433)	—	(17,433)	—
Issuance of restricted stock	50,502	—	—	—	—	—
Forfeiture of restricted stock	(10,021)	—	—	—	—	—
Amortization of stock-based compensation, net of forfeitures	—	2,274	—	—	2,274	—
Excess tax deductions for stock compensation	—	1,059	—	—	1,059	—
Minimum pension liability adjustment, net of tax $92	—	—	—	(172)	(172)	(172)

Comprehensive income						$34,499

BALANCE, DECEMBER 31, 2005	33,228,638	$251,681	$11,792	$(172)	$263,301
Net income	—	—	33,223	—	33,223	$33,223
Issuance of common stock	6,580,987	200,549	—	—	200,549	—
Issuance of common stock in MTH and METC Acquisition	2,195,045	72,458	—	—	72,458	—
Repurchase and retirement of common stock	(30,605)	(1,040)	—	—	(1,040)	—
Common stock issuance costs	—	(2,364)	—	—	(2,364)	—
Dividends declared on common stock	—	—	(38,307)	—	(38,307)	—
Stock option exercises	191,685	1,704	—	—	1,704	—
Issuance of restricted stock	236,160	—	—	—	—	—
Forfeiture of restricted stock	(6,150)	—	6	—	6	—
Amortization of stock-based compensation, net of forfeitures	—	3,497	—	—	3,497	—
Settlement of interest rate lock cash flow hedges, net of tax $522	—	—	—	(969)	(969)	(969)
Amortization of interest rate lock cash flow hedges, net of tax $8	—	—	—	14	14	14
Minimum pension liability adjustment, net of tax $174, Note 3	—	—	—	(322)	(322)	(322)

Comprehensive income						$31,946

Reclassify the accumulated minimum pension liability adjustment to other regulatory assets, net of tax $266, Note 3	—	—	—	494	494

BALANCE, DECEMBER 31, 2006	42,395,760	$526,485	$6,714	$(955)	$532,244
Net income	—	—	73,296	—	73,296	$73,296
Repurchase and retirement of common stock	(41,867)	(1,841)	—	—	(1,841)	—
Common stock issuance costs	—	(5)	—	—	(5)	—
Dividends declared on common stock	—	—	(48,168)	—	(48,168)	—
Stock option exercises	351,172	3,081	—	—	3,081	—
Shares issued under the Employee Stock Purchase Plan	8,922	321	—	—	321	—
Issuance of restricted stock	228,644	—	—	—	—	—
Forfeiture of restricted stock	(25,779)	—	22	—	22	—
Amortization of stock-based compensation, net of forfeitures	—	4,062	—	—	4,062	—
Amortization of interest rate lock cash flow hedges, net of tax $34	—	—	—	63	63	63

Comprehensive income						$73,359

BALANCE, DECEMBER 31, 2007	42,916,852	$532,103	$31,864	$(892)	$563,075

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,296	$33,223	$34,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67,928	40,156	33,197
Attachment O revenue accrual — net, including accrued interest	(20,325)	—	—
Deferred income tax expense	36,650	13,230	18,625
Allowance for equity funds used during construction	(8,145)	(3,977)	(2,790)
Stock-based compensation expense	3,377	3,006	1,801
Amortization of loss on reacquired debt, deferred financing fees and debt discount	4,201	3,333	3,334
Other	(956)	947	(920)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(3,023)	996	(4,046)
Inventory	(18,016)	(3,431)	(5,646)
Other current assets	6,469	(4,834)	(1,235)
Accounts payable	9,533	(17,938)	3,729
Accrued interest	4,172	4,112	191
Accrued taxes	779	2,130	(5,453)
METC rate case accrued liability	(20,000)	—	—
Point-to-point revenues due to customers	—	(631)	(12,903)
Other current liabilities	449	(7,514)	479
Long-term assets and liabilities, net	(605)	(940)	(1,360)

Net cash provided by operating activities	135,784	61,868	61,674
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(287,170)	(167,496)	(118,586)
Acquisition of IP&L transmission assets	(783,113)	—	—
IP&L transmission assets direct acquisition fees	(11,377)	—	—
Acquisition of MTH and METC, net of cash acquired	—	(484,189)	—
MTH and METC direct acquisition fees	(254)	(11,456)	—
Other	6,384	1,697	5,650

Net cash used in investing activities	(1,075,530)	(661,444)	(112,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	865,000	609,627	—
Repayment of long-term debt	—	(123,541)	(46)
Issuance of ITC Holdings’ term-loan agreement	25,000	—	—
Repayment of ITC Holdings’ term-loan agreement	(25,000)	—	—
Borrowings under revolving credit facilities	678,200	128,400	74,300
Repayments of revolving credit facilities	(562,200)	(178,200)	(40,500)
Issuance of common stock	3,402	202,253	54,187
Common stock issuance costs	(48)	(2,321)	(7,083)
Repurchase and retirement of common stock	(1,841)	(1,040)	(804)
Dividends on common stock	(48,168)	(38,307)	(17,433)
Debt issuance costs	(5,409)	(6,969)	(842)
Settlement on interest rate lock cash flow hedge	—	(1,491)	—

Net cash provided by financing activities	928,936	588,411	61,779

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,810)	(11,165)	10,517
CASH AND CASH EQUIVALENTS — Beginning of period	13,426	24,591	14,074

CASH AND CASH EQUIVALENTS — End of period	$2,616	$13,426	$24,591

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

ITC Holdings Corp. (“ITC Holdings”, and together with its subsidiaries, “we,” “our” or “us”) was incorporated for the purpose of acquiring International Transmission Company (“ITCTransmission”) from DTE Energy Company (“DTE Energy”). Following the approval of the transaction by the Federal Energy Regulatory Commission (the “FERC”), ITC Holdings acquired the outstanding ownership interests of ITCTransmission on February 28, 2003.

On October 10, 2006, ITC Holdings acquired an indirect ownership of all the partnership interests in Michigan Transco Holdings, Limited Partnership (“MTH”), the sole member of Michigan Electric Transmission Company, LLC (“METC”).

On December 20, 2007, ITC Midwest LLC (“ITC Midwest”), a wholly owned subsidiary of ITC Holdings, completed the acquisition of the transmission assets of Interstate Power and Light Company, LLC (“IP&L”), an Alliant Energy Corporation subsidiary.

ITCTransmission, METC and ITC Midwest (together, our “Regulated Operating Subsidiaries”) are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s lower-peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri. The Midwest Independent Transmission System Operator, Inc. (“MISO”) bills and collects revenues from our Regulated Operating Subsidiaries’ customers at FERC-approved rates.

2.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the major accounting policies followed in the preparation of the accompanying consolidated financial statements, which conform to accounting principles generally accepted in the United States of America (“GAAP”), is presented below:

Principles of Consolidation — ITC Holdings consolidates its majority owned subsidiaries. We eliminate all intercompany balances and transactions.

Use of Estimates — The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Regulation — Our Regulated Operating Subsidiaries are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The electric transmission operations of our Regulated Operating Subsidiaries meet the criteria of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting standard recognizes the cost-based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities for transactions that would have been recorded as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.

Cash and Cash Equivalents — We consider all unrestricted highly-liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash — As of December 31, 2006, we recorded $4.6 million as restricted cash on our consolidated statement of financial position for amounts held on deposit with one of METC’s insurance providers pursuant to a transmission poles, towers and lines risk finance program. In 2007, METC cancelled the previous insurance policy and the amounts that had been held on deposit were remitted to METC and are no longer restricted. As of December 31, 2007 we had no restricted cash balance.

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

Interest paid (excluding interest capitalized)	$73,489	$40,038	$24,603
Income taxes paid	2,058	561	180
Supplementary non-cash investing and financing activities:
Conversion of restricted stock to ITC Holdings’ common stock	$1,266	$926	$885
Additions to property, plant and equipment(a)	33,998	33,282	14,280
Allowance for equity funds used during construction	8,145	3,977	2,790
ITC Holdings common stock issued in the METC acquisition	—	72,458	—
Assumption of MTH and METC debt and other long term interest bearing obligations	—	307,749	—
ITCTransmission purchase price adjustment resulting in increased (decreased) property, plant and equipment	—	—	1,783

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2007, 2006 or 2005, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2007 and 2006, we did not have an accounts receivable reserve.

Inventories — Materials and supplies inventories are valued at average cost.

Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $58.7 million, $37.1 million and $30.2 million for 2007, 2006 and 2005, respectively.

Regulated Operating Subsidiaries — Property, plant and equipment, is stated at its original cost when first placed in service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 3.2%, 3.1% and 3.2% for 2007, 2006 and 2005, respectively. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 36 to 75 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize an allowance for the cost of equity and borrowings used during

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction in accordance with FERC regulations. The allowance for the cost of borrowed funds used during construction of $2.6 million, $1.0 million and $0.7 million for 2007, 2006 and 2005, respectively, was a reduction to interest expense. The allowance for the cost of equity funds used during construction (“AFUDC Equity”) was $8.1 million, $4.0 million and $2.8 million for 2007, 2006 and 2005, respectively.

ITC Holdings and non-regulated subsidiaries — Property, plant and equipment, is stated at its acquired cost. Proceeds from salvage less the net book value of assets disposed of is recognized as a gain or loss on disposal. Depreciation is computed based on the acquired cost less expected residual value over the estimated useful lives of the assets on a straight-line method.

Software Costs — We capitalize the costs associated with computer software we develop or obtain for use in our business, which is included in property, plant and equipment. We amortize computer software costs on a straight-line basis over the expected period of benefit once the installed software is ready for its intended use.

Impairment of Long-Lived Assets — Other than for goodwill, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value.

Goodwill and Intangible Assets — We comply with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using valuation techniques based on discounted future cash flows under various scenarios and we also considered estimates of market-based valuation multiples for companies within the peer group of the reporting unit that has goodwill recorded. This accounting standard requires that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We completed our annual goodwill impairment test for ITCTransmission and METC as of October 1, 2007 and determined that no impairment exists. ITC Midwest will also use an October 1 impairment testing date beginning October 1, 2008. There were no events that occurred subsequent to the ITC Midwest acquisition on December 20, 2007 that required us to assess the goodwill related to the ITC Midwest acquisition for impairment. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 5.

Deferred Financing Fees — The costs related to the issuance of long-term debt are deferred and amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense amortization of deferred financing fees and amortization of our debt discounts for 2007, 2006 and 2005 of $2.1 million, $1.4 million and $1.4 million, respectively.

Regulated Operating Subsidiaries — In accordance with FERC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing at our Regulated Operating Subsidiaries are amortized over the remainder of the original life of the issue retired, and the remaining unamortized amounts are classified as other regulatory assets. We recorded to interest expense amortization of our regulatory asset loss on reacquired debt for 2007, 2006 and 2005 of $2.1 million, $1.9 million and $1.9 million, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITC Holdings and non-regulated subsidiaries — The unamortized discount, premium and issuance cost expense related to debt redeemed with a refinancing are recorded as expense.

Asset Retirement Obligations — We comply with Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 defines the term conditional asset retirement obligation as used in SFAS 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. We apply the standards of SFAS 71 to our Regulated Operating Subsidiaries and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under FIN 47.

The following table summarizes the changes in the carrying amount of our asset retirement obligation liability during the year ended December 31, 2007:

(In thousands)

Asset retirement obligation on January 1, 2007	$5,346
Accretion	383
Liability assumed in the ITC Midwest acquisition	348
Liability settlements	(108)
Revisions in estimated cash flows	(3,748)

Asset retirement obligation on December 31, 2007	$2,221

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

Revenues — Revenues from the transmission of electricity are recognized as services are provided. Our Regulated Operating Subsidiaries’ revenues consist primarily of billed network revenues, which are calculated monthly by multiplying:

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

Beginning January 1, 2007, under forward-looking Attachment O, ITCTransmission and METC recover expenses and earn a return on and recover investments in transmission on a current rather than a lagging basis. Forward-looking Attachment O is effective for ITC Midwest beginning January 1, 2008. Refer to Note 6 under “Forward-Looking Attachment O” for a discussion of forward-looking Attachment O. The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year.

Property Taxes — We use a calendar year method of accounting for property taxes. Property tax expense is accrued on a straight-line basis over the calendar year immediately following the tax lien date of December 31 of each year.

Stock-Based Compensation — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Stock Purchase and Option Plan”) and a 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant various stock-based awards, including options and restricted stock. Stock-based awards are accounted for under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Compensation expense for employees is recorded for stock options and restricted stock awards based on their fair value at the grant date, and is amortized over the expected vesting period. We recognize expense for our stock options, which have graded vesting schedules, on a straight-line basis over the entire vesting period and not for each separately vesting portion of the award. The grant date is the date at which our commitment to issue stock awards to the employee arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award. For non-employees, expense is recognized based on the fair value of the options at each financial reporting date through the date the related services are completed, which is the vesting date of the options.

We also have an Employee Stock Purchase Plan (“ESPP”). The ESPP is a compensatory plan accounted for under the expense recognition provisions of SFAS 123(R). Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholders’ equity during a period arising from transactions and events from non-owner sources, including net income. During 2006, we recorded as a component of other comprehensive income (loss) the settlement of interest rate lock cash flow hedge agreements entered into by ITC Holdings to hedge the benchmark interest rate risk associated with the issuance of the ITC Holdings $255.0 million aggregate principal amount 5.875% Senior Notes due September 30, 2016 and $255.0 million aggregate principal amount of its 6.375% Senior Notes due September 30, 2036. During 2007 and 2006, we reclassified less than $0.1 million from other comprehensive loss to net income. The remaining balance of $0.9 million will be amortized to net income over the 28-year period through 2036. During 2006, we reclassified $0.5 million (net of tax of $0.3 million) of accumulated minimum pension liability to regulatory assets that had previously been recorded as a component of other comprehensive income (loss) during 2005 and 2006.

Income Taxes — Deferred income taxes are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bases of various assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. The provisions of FIN 48 were effective for us beginning January 1, 2007. At the adoption date, no reserves for uncertain income tax positions were recorded pursuant to FIN 48, as we determined that all tax positions taken were highly certain and we did not record a cumulative effect adjustment related to the adoption of FIN 48. Refer to Note 5 under “METC’s Goodwill” for a discussion of an uncertain tax position recorded relating to the METC acquisition.

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141(R), Business Combinations

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141(R) will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and require expense recognition for these costs and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141(R) is effective for us for business combinations occurring beginning January 1, 2009 and for adjustments to an acquired entity’s deferred tax asset and liability balances occurring beginning January 1, 2009. We are evaluating the future impact of SFAS 141(R).

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

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

Under the provisions of SFAS 158, we recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS 158 recognition and disclosure provisions and the application of SFAS 71 resulted in an increase in regulatory assets and total assets of $2.1 million, an increase in total liabilities of approximately $1.6 million (consisting of a $1.3 million increase in accrued pension and postretirement liabilities and a $0.3 million increase in deferred income taxes) and a decrease in accumulated other comprehensive loss of $0.5 million (net of tax of $0.3 million) as of December 31, 2006. The adoption of the SFAS 158 recognition and disclosure provision did not have an impact on our consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. Historically, we have measured our plan assets and obligations as of a date three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. In 2008, we will adopt the change in measurement date by allocating as an adjustment to retained earnings three- fifteenths of net periodic benefit cost as determined for the period from September 30, 2007 to December 31, 2008, pursuant to the transition requirements of SFAS 158. This will result in a decrease in other long term assets of $0.3 million an increase in total liabilities of $0.5 million (consisting of a $0.9 million increase in accrued pension and postretirement liabilities offset by a $0.4 million decrease in deferred income tax liabilities) and a $0.8 million (net of tax of a $0.4 million) decrease in retained earnings. The remaining twelve-fifteenths of net periodic benefit cost of $4.6 million will be recognized in the fiscal year ending December 31, 2008. The adoption of the SFAS 158 measurement date requirements did not impact our 2007 consolidated results of operations or cash flows.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), was issued in February 2007. SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for us beginning January 1, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

4.	ACQUISITIONS

ITC Midwest’s Acquisition of IP&L Transmission Assets — On December 20, 2007, ITC Midwest acquired the electric transmission assets of IP&L, for $783.1 million, excluding fees, expenses and purchase price adjustments, pursuant to an Asset Sale Agreement, dated January 18, 2007, with IP&L pursuant to which ITC Midwest agreed to acquire, subject to certain exclusions, the electric transmission assets of IP&L. The purchase price is subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L on December 20, 2007. As of December 31, 2007, ITC Midwest had recorded $5.4 million for additional purchase price adjustments relating to revisions to the original estimated liabilities assumed and actual rate base acquired. ITC Midwest also incurred $11.7 million for professional services and other direct acquisition costs in

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the acquisition, resulting in an aggregate estimated purchase price of $800.2 million as of December 31, 2007.

As part of the orders approving the acquisition by the Iowa Utility Board (“IUB”) and the Minnesota Public Service Commission (“MPUC”), ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest acquisition and ITC Midwest committed not to recover the first $15.0 million in transaction-related costs under any circumstances. Additionally, as part of the MPUC approval, ITC Midwest agreed to comply with certain specified conditions and commitments, including a commitment not to seek an increase on the return on equity approved by the FERC of 12.38% for a period of five years and a commitment to offer an interconnection tariff similar to that approved by the FERC and offered in Michigan by ITCTransmission and METC. In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two construction projects intended to improve the reliability and efficiency of our electric transmission system. ITC Midwest agreed to use commercially reasonable efforts to complete these projects over the next two to four years. In the event ITC Midwest fails to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure will be reduced to 10.39% until such time as it completes these projects.

The regulatory approvals of the acquisition obtained in the IUB and the MPUC are currently being appealed, although we believe such appeals are without merit and will not be successful. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving the acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The acquisition was consummated primarily to: 1) grow our independent transmission business model and platform in a new geographic area; 2) obtain efficiencies and scale; 3) provide opportunities for additional capital projects to further our goals of improving transmission reliability and reducing congestion; 4) provide opportunities to support the entrance of renewable generation and demand response strategies through transmission investment; 5) provide an enhanced ability to plan and coordinate regional transmission projects and 6) increase geographical scope and customer diversification. The purchase price that resulted in the recognition of goodwill was a result of the expected level of investments in property, plant and equipment needed at ITC Midwest to improve the reliability of its transmission system, as we earn a return on investments in property, plant and equipment when included in rate base.

We financed the acquisition, including related fees and expenses, with borrowings of $765.0 million under an ITC Holdings bridge facility (the “Bridge Facility”) and cash on hand of $18.1 million. Refer to Note 9 under “ITC Holdings Bridge Facility” for additional discussion of the terms of the Bridge Facility.

In January 2008, we repaid in full all amounts outstanding under the ITC Holdings Bridge Facility using the proceeds of ITC Holdings’ $385.0 million Senior Notes, ITC Midwest’s $175.0 million First Mortgage Bonds, Series A and the issuance of 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million net of underwriting discount. Refer to Note 9 under “ITC Midwest Acquisition Financing” for the terms of the senior notes and first mortgage bonds and refer to Note 15 under “ITC Holdings’ Common Stock Offerings” for information regarding the common stock offering.

The transmission assets acquired by ITC Midwest are included in our consolidated statements of operations and cash flows for the period from December 20, 2007 through December 31, 2007.

ITC Midwest’s acquisition was accounted for as an acquisition of a group of assets that constitutes a business under the provisions of Statement of Financial Accounting Standards No. 141, Business

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combinations. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed in the ITC Midwest acquisition:

(In thousands)

Other current assets	$5,858
Property, plant and equipment (net)	512,152
Goodwill	330,315

Total assets acquired	$848,325
Current liabilities	$4,204
Other regulatory liabilities	43,570
Other long-term liabilities	348

Total liabilities assumed	$48,122

Net assets acquired	$800,203

METC Acquisition — On October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in MTH, the sole member of METC. Under the terms of the purchase agreement, the selling shareholders received $484.4 million in cash and 2,195,045 shares of ITC Holdings’ common stock valued at $72.5 million. The value of shares issued was determined based on the average of the high and low stock price for a period of time beginning two days before and ending two days after October 5, 2006, which was the date that the consideration for the acquisition became fixed. ITC Holdings also incurred $11.7 million for professional services and other costs in connection with the METC acquisition, resulting in an aggregate purchase price of $568.5 million. Also as part of the METC acquisition, ITC Holdings acquired entities that included $38.5 million of federal income tax net operating loss carryforwards (‘NOLs‘) in our 2006 consolidated tax return, including tax losses from MTH and METC. In addition, we assumed approximately $307.7 million of MTH and METC debt and other long-term interest bearing obligations.

The FERC approved the METC acquisition under Section 203 of the FPA and granted the FPA Section 204 approval on September 21, 2006. The FERC’s Section 203 order contained the condition that neither ITCTransmission nor METC may recover “merger-related costs” in their rates, as described in the order, without first making an informational filing at the FERC showing that any acquisition-related costs proposed to be recovered are outweighed by the benefits of the METC acquisition.

We financed the METC acquisition, including related fees and expenses, through the ITC Holdings $255.0 million 5.875% Senior Notes due September 30, 2016 and $255.0 million 6.375% Senior Notes due September 30, 2036 and the issuance of 6,580,987 shares of ITC Holdings’ common stock for proceeds of $200.5 million net of underwriting discount. Refer to Note 9 under “ITC Holdings Senior Notes” for additional discussion of the Senior Notes and refer to Note 15 under “ITC Holdings Common Stock Offerings” for information regarding the common stock offering.

MTH and METC are included in our consolidated statements of operations and cash flows for the year ended December 31, 2007 and the period from October 11, 2006 through December 31, 2006.

Pro Forma Financial Information — The pro forma financial information has been developed by the application of pro forma adjustments to our historical consolidated results of operations, the historical results of operations of MTH and METC, and the historical statements of revenues and direct expenses of the electric transmission business of IP&L. The pro forma financial information is based upon available information and assumptions that management believes are reasonable. The pro forma financial information does not purport to represent what our consolidated results of operations would have been had ITC

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Midwest’s acquisition of the electric transmission business of IP&L or the METC acquisition occurred on the dates indicated, or to project our consolidated financial performance for any future period.

The pro forma financial information for the years ended December 31, 2007 and 2006 gives effect to the following transactions associated with ITC Midwest’s acquisition of the electric transmission business of IP&L and the METC acquisition as if the acquisitions and related financing had occurred at the beginning of each respective period:

ITC Midwest’s Acquisition

•	Increase in interest expense from the effects of ITC Holdings’ borrowings under the $765.0 million Bridge Facility in December 2007 to consummate the acquisition;

•	Decrease in interest expense for the effects of interest expense recorded at IP&L’s electric transmission business based on a corporate allocation from its previous parent. Interest expense is not allocated through corporate overhead expenses subsequent to ITC Midwest’s acquisition; and

•	Increase in federal income tax expense at an assumed rate of 35% based on the income tax provision to be recorded at ITC Holdings relating to ITC Midwest.

The pro forma financial information excludes the effects of ITC Holdings’ January 2008 issuance of $385.0 million aggregate principal amount of 6.050% Senior Notes due January 31, 2018 and ITC Midwest’s January 2008 issuance of $175.0 million aggregate principal amount of 6.150% First Mortgage Bonds, Series A, due 2038 and the issuance and sale by us of 6,420,737 shares of ITC Holdings common stock in a public offering in January 2008, the proceeds of which were used for the permanent financing of ITC Midwest’s acquisition.

METC Acquisition

•	Increase in interest expense from the effect of ITC Holdings’ issuance of $255.0 million aggregate principal amount of 5.875% Senior Notes due September 30, 2016, $255.0 million aggregate principal amount of 6.375% Senior Notes due September 30, 2036 and the related interest rate lock agreements associated with financing the METC acquisition;

•	Issuance and sale by us of 6,580,987 shares of ITC Holdings common stock in a public offering in October 2006 associated with the METC acquisition;

•	Issuance of 2,195,045 shares of our common stock to a former shareholder of MTH as part of the METC acquisition;

•	Elimination of revenue and operating expense that resulted from transactions between us and MTH and METC prior to the METC acquisition; and

•	Increase in federal income tax expense at an assumed rate of 35% based on the income tax provision to be recorded at ITC Holdings relating to MTH and METC.

The pro forma financial information for the year ended December 31, 2006 excludes the expected decrease in interest expense as well as $1.9 million of loss on extinguishment of debt, which are effects associated with the repayment of MTH’s long-term debt occurring subsequent to the close of the METC acquisition. Over a twelve-month period, the interest expense associated with MTH’s long-term debt was approximately $5.9 million.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pro Forma
	Financial Information
	for the Years Ended
	December 31,
(In thousands, except per share data)	2007	2006

Operating revenues	$505,954	$416,373
Income before cumulative effect of a change in accounting principle	$55,502	$25,480
Net income	$55,502	$25,509
Basic earnings per share	$1.31	$0.61
Diluted earnings per share	$1.27	$0.59
Weighted-average basic shares	42,298,478	41,828,435
Weighted-average diluted shares	43,541,306	43,017,330

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

At December 31, 2007, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $455.3 million and $330.3 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and the ITC Midwest acquisition, respectively. At December 31, 2006, we had goodwill balances recorded at ITCTransmission and METC of $174.3 million and $450.1 million, respectively.

The following table summarizes the changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006:

	2007	2006
(In thousands)

Goodwill balance, beginning of period	$624,385	$174,256
Changes to goodwill:
ITC Midwest acquisition	330,315	—
METC acquisition	5,188	450,129
ITCTransmission acquisition	(846)	—

Goodwill balance, end of period	$959,042	$624,385

ITC Midwest’s Goodwill

ITC Midwest applies the provisions of SFAS 71. Under the rate setting and recovery provisions currently in place for ITC Midwest, for which revenues are derived from cost, the fair values of the individual assets and liabilities have been determined to approximate their carrying values. As of December 31, 2007, the purchase price allocation has not been finalized for the ITC Midwest acquisition. The purchase price is subject to several purchase price adjustment provisions relating to the rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L and has not been finalized. The purchase price allocation is expected to be finalized during 2008. Based on the preliminary purchase price allocation ITC Midwest has recorded goodwill of $330.3 million as of December 31, 2007. We expect that ITC Midwest’s goodwill can be deducted for tax purposes.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

METC’s Goodwill

As of December 31, 2007, the METC purchase price allocation has been finalized. We have an uncertain tax position resulting from an analysis we performed on various transaction costs incurred in connection with the METC acquisition. In applying the measurement provisions of FIN 48, this tax position resulted in a reduction to the deferred tax asset recorded in purchase accounting and the interest exposure is currently immaterial. Until SFAS 141(R) becomes effective for us on January 1, 2009, we will adjust the deferred tax asset with a corresponding adjustment to goodwill if an event causes management to change its judgment on the amount of benefits expected to be realized from the tax position or when the tax position is effectively settled and it will have no impact on our consolidated statements of operations. Beginning January 1, 2009, we would not adjust goodwill for changes in the deferred tax asset, but would instead record additional tax expense or benefit.

During the year ended December 31, 2007, various purchase accounting assets and liabilities values have been finalized associated with the METC acquisition. The amount of federal income tax NOLs for the entities acquired in the METC acquisition included in our 2006 consolidated tax return, previously estimated to be $35.0 million, was determined to be $38.5 million during the third quarter of 2007, resulting in a reduction of goodwill of $1.2 million. Additionally, goodwill increased $8.5 million relating to a reduction in the value of certain property, plant and equipment, as management has finalized the plan for its use. The $20.0 million accrued METC rate case settlement liability and the balances of the METC Regulatory Deferrals and METC ADIT Deferrals were accounted for as a pre-acquisition contingency at the acquisition date were finalized during the third quarter of 2007 and had no effect on our preliminary purchase price allocation or our consolidated statements of operations. Refer to additional discussion of METC rate case settlement, the METC Regulatory Deferral and the METC ADIT Deferral in Note 6 under “METC Rate Case Settlement”.

ITCTransmission’s Goodwill

On February 28, 2003, ITC Holdings acquired all of DTE Energy’s outstanding ownership interests in ITCTransmission for $610.0 million in cash plus direct transaction costs. The terms and conditions of the ITCTransmission acquisition are set forth in a Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, after the closing of the ITCTransmission acquisition the purchase price may be adjusted based on revisions to the closing balance sheet of ITCTransmission as of February 28, 2003. Various such adjustments were made to the purchase price and goodwill balance during 2007, 2005, 2004 and 2003 primarily resulting from the negotiations of property, plant and equipment balances at the time of the ITCTransmission acquisition. We believe these negotiations are finalized and we expect no further adjustments to the purchase price.

Intangible Assets

Pursuant to the METC acquisition, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferrals. Refer to additional discussion of the intangible assets relating to the METC Regulatory Deferrals and the METC ADIT Deferrals in Note 6 under “METC Rate Case Settlement.”

6.	REGULATORY MATTERS

Attachment O Network Transmission Rates

Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO, including our Regulated Operating Subsidiaries. Rates are

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally set annually under Attachment O and remain in effect for a one-year period. Rates derived using Attachment O are posted on the MISO Open Access Same-Time Information System each year. The information used to complete the Attachment O template is subject to verification by MISO. By completing the Attachment O template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems, operating expenses and additions to property, plant and equipment when placed in service, among other items. ITCTransmission’s and METC’s rate-setting method for network transmission rates in effect through December 31, 2006 primarily used historical FERC Form No. 1 data to establish a rate.

Because Attachment O is a FERC-approved formula rate, no further action or FERC filings are required for the calculated rates to go into effect, although the rate is subject to legal challenge at the FERC. Attachment O will be used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.

Forward-Looking Attachment O

On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. As part of the FERC order dated December 3, 2007 approving the ITC Midwest acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O. In periods of capital expansion and increasing rate base, our Regulated Operating Subsidiaries will recover the costs of these capital investments on a more timely basis than under the historical Attachment O method.

Under the forward-looking Attachment O formula, our Regulated Operating Subsidiaries use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish rates for service on their systems from January 1 to December 31 of that year. The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year.

The true-up mechanism, under forward-looking Attachment O, meets the requirements of Emerging Issues Task Force Issue No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs, (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using forward-looking Attachment O. Beginning January 1, 2007, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O. For the periods presented through December 31, 2006, the Attachment O method in effect for ITCTransmission and METC did not contain a true-up mechanism, and there was no adjustment recognized for billed amounts that differed from actual net revenue requirement.

For the period from December 20, 2007 through December 31, 2007, ITC Midwest’s Attachment O method in effect did not contain a true-up mechanism, and there was no adjustment recognized for billed amounts that differed from actual net revenue requirement. Beginning January 1, 2008, under forward-looking Attachment O, ITC Midwest will also recover its expenses and earn a return on and recover investment in transmission assets on a current rather than a lagging basis and include a true-up mechanism.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Network Transmission Rates

Our Regulated Operating Subsidiaries’ network transmission rates per kilowatt (“kW”)/month for the corresponding period are as follows:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest

January 1, 2005 to May 31, 2005	$1.587
June 1, 2005 to May 31, 2006	$1.594
June 1, 2006 to December 31, 2006(a)	$1.744	$1.524
January 1, 2007 to December 31, 2007(b)	$2.099	$1.524	$2.475
January 1, 2008 to December 31, 2008	$2.350	$1.985	$2.564

(a)	Our consolidated results of operations for 2006 include METC revenues for the period from October 11, 2006 through December 31, 2006.

(b)	Our consolidated results of operations for 2007 include revenues from the assets acquired by ITC Midwest for the period from December 20, 2007 through December 31, 2007.

METC Rate Case Settlement

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

Additionally, the METC rate case settlement established the balances and respective amortization period to be used for ratemaking for the “METC Regulatory Deferrals” and the “METC ADIT Deferrals.” Pursuant to certain conditions in the December 30, 2005 FERC order, METC made adjustments to its net revenue requirement for depreciation and amortization expense and the related interest expense associated with new transmission assets placed in service from January 1, 2001 to December 31, 2005 (the “METC Regulatory Deferrals”). In addition, METC made adjustments to its net revenue requirement for all the equity return on investment and the carrying costs on new transmission assets placed in service from January 1, 2001 to December 31, 2005 and recorded as a regulatory asset the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumer Energy approved for inclusion in future rates by the FERC (the “METC ADIT Deferrals”).

The METC rate case settlement established an initial balance of the METC Regulatory Deferrals as $55.0 million with a 20-year amortization beginning January 1, 2007. In addition, the settlement established an initial balance of the METC ADIT Deferrals as $61.3 million with an 18-year amortization beginning January 1, 2007.

A portion of the METC Regulatory Deferrals were recorded as a regulatory asset on METC’s historical FERC financial statements but were not recorded on METC’s historical GAAP financial statements because they did not meet the requirement of an incurred cost eligible for deferral under SFAS 71. The portion of the METC Regulatory Deferrals that consists primarily of an allowed equity return on new transmission assets placed in service during the period from January 1, 2001 to April 30, 2002, the period

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to MTH’s acquisition of METC from Consumers Energy Company (“Consumers Energy”), was recorded as a regulatory asset on METC’s historical FERC financial statements but was not recorded on METC’s historical GAAP financial statements (the “Intangible Asset — METC Regulatory Deferrals”). The remaining portion of the METC Regulatory Deferrals, consisting of the depreciation and amortization expense and the related interest expense associated with new transmission assets placed in service during the period from May 1, 2002 to December 31, 2005, the period subsequent to MTH’s acquisition of METC from Consumers Energy, was recorded as a regulatory asset on both METC’s historical FERC financial statements and METC’s historical GAAP financial statements (the “Regulatory Asset — METC Regulatory Deferrals”).

Similar to the METC Regulatory Deferrals, a portion of the METC ADIT Deferrals was recorded as a regulatory asset on METC’s historical FERC financial statements but was not recorded on METC’s historical GAAP financial statements because they did not meet the requirement of an incurred cost eligible for deferral under SFAS 71. The portion of the METC ADIT Deferrals that consists primarily of an allowed equity return on METC ADIT Deferrals was recorded as a regulatory asset on METC’s historical FERC financial statements but was not recorded on METC’s historical GAAP financial statements (the “Intangible Asset — METC ADIT Deferrals”). The remaining portion of the METC ADIT Deferrals, consisting of accumulated deferred income taxes included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “Regulatory Asset — METC ADIT Deferrals”) was recorded as a regulatory asset on both METC’s historical FERC financial statements and METC’s historical GAAP financial statements.

The following represents the initial carrying amount of the METC Regulatory Deferrals and METC ADIT Deferrals pursuant to the METC rate case settlement:

(In thousands)	Regulatory Asset	Intangible Asset	Total

METC Regulatory Deferrals	$15,428	$39,572	$55,000
METC ADIT Deferrals	42,456	18,835	61,291

Total	$57,884	$58,407	$116,291

The carrying amount of the Intangible Asset — METC Regulatory Deferrals at December 31, 2007 and 2006 is $37.6 million and $39.6 million, respectively. The carrying amount of the Intangible Asset — METC ADIT Deferrals at December 31, 2007 and 2006 is $17.8 million and $18.8 million, respectively. The Intangible Asset — METC Regulatory Deferrals is amortized over 20 years beginning January 1, 2007 and the Intangible Asset — METC ADIT Deferrals is amortized over 18 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement for the METC Regulatory Deferrals and the METC ADIT Deferrals, respectively.

For the year ended December 31, 2007, we recognized $2.0 million of amortization of the Intangible Asset — METC Regulatory Deferrals and $1.0 million of amortization of the Intangible Asset — METC ADIT Deferrals. We expect to amortize $3.0 million of the intangible assets per year over the five years from 2008 through 2012, and $40.4 million thereafter.

The METC rate case matter was accounted for as a pre-acquisition contingency under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The settlement payment of $20.0 million was accounted for as a liability at the acquisition date and the adjustments to the METC Regulatory Deferrals and METC ADIT Deferrals balances were treated as adjustments to the carrying amounts of assets acquired.

Refer to the discussion of Regulatory Asset — METC Regulatory Deferrals and Regulatory Asset — METC ADIT Deferrals in Note 7.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITCTransmission Rate Freeze Revenue Deferral

ITCTransmission’s revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at December 31, 2005 was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in accordance with SFAS 71 or EITF 92-7. SFAS 71 provides that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for rate-making purposes. Although the amortization of the revenue deferral is an allowable component of future rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. EITF 92-7 provides that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral does not satisfy the criteria of EITF 92-7 to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We believe the proper revenue recognition relating to the revenue deferral occurs when we charge the rate that includes the amortization of the revenue deferral, which began in June 2006.

Redirected Transmission Service

In January and February 2005 in FERC Docket Nos. EL05-55 and EL05-63, respectively, transmission customers filed complaints against MISO claiming that MISO had charged excessive rates for redirected transmission service for the period from February 2002 through January 2005. In April 2005, the FERC ordered MISO to refund, with interest, excess amounts charged to all affected transmission customers for redirected service within the same pricing zone. We earn revenues based on an allocation from MISO for certain redirected transmission service and are obligated to refund the excess amounts charged to all affected transmission customers. In September 2005, MISO completed the refund calculations and we refunded $0.5 million relating to redirected transmission service, which was recorded as a reduction to operating revenues.

With respect to the April 2005 order requiring refunds, certain transmission customers filed requests for rehearing at the FERC claiming additional refunds based on redirected transmission service between different pricing zones and redirected transmission service where the delivery point did not change. In November 2005, the FERC granted the rehearing requests and ordered additional refunds to transmission customers. In December 2005, MISO filed an emergency motion seeking extension of the refund date until May 18, 2006, which was granted in January 2006. In December 2005, ITCTransmission, METC and other transmission owners filed requests for rehearing of the November 2005 order on rehearing and clarification challenging the retroactive refunds and the rates used to price redirected transmission service between different pricing zones. In May 2007, FERC denied the rehearing requests filed in December 2005. We had previously reserved an estimate for the refund of redirected transmission service revenues by reducing operating revenues by $0.7 million in the fourth quarter of 2005 and an additional $0.6 million in the first quarter of 2006. In May 2006, ITCTransmission refunded $1.3 million relating to redirected services through January 2005. As of December 31, 2007, we have reserved $0.1 million for estimated refunds of redirected transmission services revenue recognized subsequent to January 2005.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MISO Tariff Revisions

In November 2004, in FERC Docket No. ER05-273, MISO filed proposed revisions to its tariff related to non-firm redirected service. Specifically, MISO proposed to add language such that a firm point-to-point transmission customer that redirected its original reservation on a non-firm basis over receipt and delivery points other than those originally reserved (i.e., secondary receipt and delivery points) would be charged the higher of: (1) the rate associated with the original firm point-to-point transmission service reservation that was redirected; or (2) the rate for the non-firm point-to-point transmission service obtained over the secondary receipt or delivery point. In January 2005, the FERC issued an order accepting the revisions filed by MISO and suspending the revisions that were to become effective January 30, 2005, subject to refund and the outcome of a hearing. In February 2007, the FERC denied MISO’s tariff revisions, concluding that MISO had not demonstrated that its proposed tariff revisions were consistent with, or superior to, the Order No. 888 pro forma Open Access Transmission Tariff. ITCTransmission and METC will be required to refund amounts relating to the redirected transmission tariff revisions upon completion of the refund calculations by MISO. In October 2007, MISO completed a preliminary calculation of the refund. On October 16, 2007, FERC ordered MISO to calculate refunds, which MISO filed on November 16, 2007. In 2007 we paid $0.6 million for our portion of the refund, which was recorded as a reduction to operating revenues.

Long Term Pricing

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

From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of 2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA revenues are participating in settlement discussions with certain counterparties that paid the SECA amounts. As of December 31, 2007, ITCTransmission and METC have reserves recorded of $0.4 million and $0.3 million, respectively, as estimates of the amounts to be refunded to the counterparties that are participating in settlement discussions. For the counterparties who are not participating in the settlement discussions, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these nonparticipating counterparties.

Elimination of Transmission Rate Discount

Several energy marketers filed a complaint against MISO in February 2005 in FERC Docket No. EL05-66 asserting that MISO improperly eliminated a rate discount that had previously been effective

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for transmission service at the Michigan-Ontario Independent Electric System Operator interface. Subsequent to the date the complaint was filed, MISO held amounts in escrow that it had collected for the difference between the discounted tariff rate and the full tariff rate. Through June 30, 2005, we recorded revenues based only on the amounts collected by MISO and remitted to ITCTransmission which did not include the amounts held in escrow by MISO of $1.6 million as of June 30, 2005. On July 5, 2005, in Docket No. EL05-66, the FERC denied the complaint filed by the energy marketers against MISO. The amounts held in escrow of $1.6 million as of June 30, 2005 were recognized as operating revenues in the third quarter of 2005. Several complainants sought rehearing at the FERC of the July 5, 2005 order and in December 2005, the FERC denied the rehearing requests. In January 2006, several complainants sought rehearing of the December 2005 order denying rehearing. In February 2006, the FERC denied that rehearing request. These complainants filed a petition for review of the July 2005 and December 2005 orders at the U.S. Court of Appeals. A briefing schedule was adopted pursuant to which final briefs were filed in June 2007. Oral arguments were heard on November 5, 2007. On November 14, 2007, the U.S. Court of Appeals dismissed the petition for review.

7.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets

The following table summarizes the regulatory assets balances at December 31, 2007 and 2006:

	2007	2006
(In thousands)

Regulatory Assets:
Acquisition adjustments:
ITCTransmission ADIT deferral	$45,957	$48,987
METC ADIT Deferrals	40,097	42,456
Attachment O revenue accrual	20,537	—
Other:
METC Regulatory Deferrals	14,657	15,428
Unamortized loss on reacquired debt	2,552	4,187
AFUDC Equity	8,608	4,468
Pensions & postretirement	3,632	2,100

Total regulatory assets	$136,373	$117,626

ITCTransmission ADIT Deferral

The carrying amount of the ITCTransmission ADIT deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the ITCTransmission ADIT deferral. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2007, 2006 and 2005, which is included in depreciation and amortization.

METC ADIT Deferrals

The original amount recorded for the Regulatory Asset — METC ADIT Deferrals of $42.5 million is being recognized in rates and amortized over 18 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement for the METC ADIT Deferrals. Refer

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to additional discussion of METC ADIT Deferrals and the Regulatory Assets — METC ADIT Deferrals under Note 6 under “METC Rate Case”. METC earns a return on the remaining unamortized balance of the Regulatory Asset — METC ADIT Deferrals. METC recorded amortization expense of $2.4 million during 2007, which is included in depreciation and amortization.

Attachment O Revenue Accrual

The forward-looking Attachment O formula includes a true-up mechanism, whereby ITCTransmission and METC compare their actual net revenue requirements to their billed network revenues for each year to determine the true-up amount to be included in future rates. Refer to additional discussion of forward-looking Attachment O in Note 6 under “Attachment O Network Transmission Rates — Forward-Looking Attachment O”. For each reporting period beginning with the first quarter 2007, revenue is recognized based on actual year-to-date net revenue requirements for that reporting period calculated using forward-looking Attachment O. ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the network revenue amounts billed relating to that reporting period. ITCTransmission and METC also accrue interest on the true-up amount as permitted by forward-looking Attachment O. The true-up amount, including interest, for each calendar year is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O. For the year ended December 31, 2007, we have recorded a $0.2 million reduction in operating revenues at ITCTransmission and $20.0 million of additional operating revenues at METC to recognize actual net revenue requirement for the period that differed from the amount billed relating to the period. In addition for the year ended December 31, 2007, we recognized interest expense of less than $0.1 million at ITCTransmission and $0.6 million of interest income at METC for accrued interest relating to the true-up amounts. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Attachment O revenue accrual (deferral) but do accrue interest on the true-up amount as described above.

Regulatory Asset — METC Regulatory Deferrals

The original amount recorded for the Regulatory Asset — METC Regulatory Deferrals of $15.4 million is being recognized in rates and amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement for the METC Regulatory Deferrals. Refer to additional discussion of METC Regulatory Deferrals and the Regulatory Assets — METC Regulatory Deferrals in Note 6 under “METC Rate Case.” METC earns a return on the remaining unamortized balance of the Regulatory Asset — METC Regulatory Deferrals. METC recorded amortization expense of $0.8 million during 2007, which is included in depreciation and amortization.

Unamortized Loss on Reacquired Debt

In March 2007, ITCTransmission terminated its revolving credit agreement dated as of July 2003 and replaced the revolving credit agreement with a new facility. Refer to additional discussion of the new revolving credit facility and the termination of ITCTransmission revolving credit agreement in Note 9 under “Revolving Credit Facilities — ITCTransmission/METC Credit Agreement” and ‘‘Termination of Revolving Credit Facilities — ITCTransmission’s July 16, 2006 Revolving Credit Agreement”. In accordance with FERC regulations, the remaining unamortized balance of deferred financing fees of $0.5 million relating to the terminated agreement was reclassified from deferred financing fees to other regulatory assets. This amount is amortized on a straight-line basis through March 2010, which was the maturity date of this revolving credit agreement. In addition, in July 2003, the balance of ITCTransmission’s unamortized debt expense of $10.9 million relating to ITCTransmission’s debt redeemed with the July 2003 refinancing was reclassified from deferred financing fees to other regulatory assets. This amount is amortized on a straight-line basis through February 2009, which is the maturity date of ITCTransmission’s debt redeemed in the July 2003 refinancing. During 2007, 2006 and 2005, ITCTransmission recognized amortization expense of

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.1 million, $1.9 million and $1.9 million, respectively, associated with these regulatory assets, which were recorded to interest expense. ITCTransmission does not earn a return on these regulatory assets but they are included as a component of long-term interest used to calculate the cost of long-term debt under forward-looking Attachment O.

AFUDC Equity

SFAS 109 provides that a regulatory asset be recorded if it is probable a future increase in taxes payable relating to AFUDC Equity will be recovered from customers through future rates, pursuant to the provisions of SFAS 71. Under forward-looking Attachment O, the future taxes payable relating to AFUDC Equity will be recovered from customers in future rates. Forward-looking Attachment O contains a true-up mechanism such that ITCTransmission and METC collect their actual net revenue requirement, which includes taxes payable relating to AFUDC Equity. The carrying amount of this regulatory asset is related to the income taxes on AFUDC Equity recognized that is expected to be earned in future revenues. Because AFUDC Equity is a component of property, plant and equipment that is included in rate base when the plant is placed in service, and the related deferred tax liabilities are not a reduction to rate base, we effectively earn a return on this regulatory asset.

Pensions and Postretirement

Upon adoption of SFAS 158, amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, (“SFAS 87”), and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (“SFAS 106”), are recorded as a regulatory asset or liability because as the unrecognized amounts recorded to this regulatory asset are recognized through SFAS 87 and SFAS 106 expenses, under forward-looking Attachment O, they will be recovered from customers in future rates. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Pension and Postretirement regulatory asset.

Regulatory Liabilities

The following table summarizes the regulatory liabilities balances at December 31, 2007 and 2006:

	2007	2006
(In thousands)

Regulatory Liabilities:
Accrued asset removal costs	$189,515	$138,726
Attachment O revenue deferral (a)	212	—

Total regulatory liabilities	$189,727	$138,726

(a)	Refer to discussion above under “Attachment O revenue accrual.”

Accrued Asset Removal Costs

The carrying amount of the accrued asset removal costs represents the accrued asset removal costs to remove the asset at retirement. The portion of depreciation expense related to asset removal costs is added to this regulatory liability and removal expenditures incurred are charged to this regulatory liability. Our Regulated Operating Subsidiaries include this item within accumulated depreciation which is a reduction to rate base. As of December 31, 2007, ITC Midwest accounted for $43.6 million of the regulatory

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability accrued assets removal costs. There were no amounts relating to ITC Midwest included in the December 31, 2006 balance as the ITC Midwest acquisition was completed on December 20, 2007.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment-net consisted of the following at December 31, 2007 and 2006:

	2007	2006
(In thousands)

Property, plant and equipment- Regulated Operating Subsidiaries:
Plant in service	$2,637,452	$1,713,892
Construction work in progress	180,779	79,297
Other	14,863	8,059
ITC Holdings and other	7,182	5,570

Total	2,840,276	1,806,818
Less accumulated depreciation and amortization	(879,843)	(608,956)

Property, plant and equipment-net	$1,960,433	$1,197,862

The acquisition of transmission assets by ITC Midwest in December 2007 and ITC Midwest’s activity subsequent to the acquisition resulted in additional property, plant and equipment of $742.6 million and accumulated depreciation of $228.4 million at December 31, 2007. Additions to transmission plant in service and construction work in progress during 2007 and 2006 were primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission system.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT

The following amounts were outstanding at December 31, 2007 and 2006:

	2007	2006
(In thousands)

ITC Holdings Bridge Facility	$765,000	$—
ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $658 and $777, respectively)	266,342	266,223
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014	50,000	—
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $29 and $32, respectively)	254,971	254,968
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	—
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $220 and $228, respectively)	254,780	254,772
ITC Holdings Credit Agreement	46,100	—
ITCTransmission 4.45% First Mortgage Bonds Series A due July 15, 2013 (net of discount of $66 and $78, respectively)	184,934	184,922
ITCTransmission 6.125% First Mortgage Bonds Series C due March 31, 2036 (net of discount of $103 and $107, respectively)	99,897	99,893
ITCTransmission/METC Credit Agreement	96,400	—
ITCTransmission’s July 16, 2006 Revolving Credit Agreement	—	12,500
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC’s December 8, 2003 Revolving Credit Agreement	—	14,000

Total long-term debt	$2,243,424	$1,262,278

The annual maturities of long-term debt as of December 31, 2007 are as follows:

(In thousands)

2008	$765,000
2009	—
2010	—
2011	—
2012	142,500
2013 and thereafter	1,337,000

Total long-term debt	$2,244,500

ITC Holdings Bridge Facility

ITC Holdings received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge facility. ITC Holdings paid a fee of 0.125% per annum, which accrued beginning on August 1, 2007 through the ITC Midwest acquisition date of December 20, 2007 (the “Ticking Fee”). The Ticking Fee of $0.4 million was recorded in other expense. Additionally, ITC Holdings paid a funding fee equal to 0.375% of the aggregate amount of the loans borrowed (the “Funding Fee”) and an arrangement fee of 0.125% on the aggregate amount of the Bridge Facility (the “Arrangement Fee”). The Arrangement Fee amount was recorded as a debt issue cost and amortized over the expected term of the Bridge Facility. The Funding Fee was rebated

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in full in January 2008 as a result of the Bridge Facility being refinanced with the Lead Arranger within the specified time period, and was applied as a reduction to the issuance costs of the ITC Midwest acquisition financings. The borrowings under the Bridge Facility accrued interest at 5.56% and total interest expense recognized in 2007 was $1.4 million. The proceeds from the Bridge Facility were used to finance a significant portion of the ITC Midwest acquisition.

We classified the outstanding balance of the Bridge Facility as long-term debt because we have demonstrated our ability to refinance the Bridge Facility with long-term permanent financing. In January 2008, we repaid in full all amounts outstanding under the Bridge Facility using the proceeds of ITC Holdings’ $385.0 million Senior Notes, ITC Midwest’s $175.0 million First Mortgage Bonds, Series A and the issuance of 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million net of underwriting discount. The terms of the ITC Holdings Senior Notes and ITC Midwest First Mortgage Bonds are discussed below.

ITC Holdings Senior Notes

On September 20, 2007, ITC Holdings issued $50.0 million of 6.04% Senior Notes, Series A, due September 20, 2014 and $50.0 million of 6.23% Senior Notes, Series B, due September 20, 2017. The proceeds were used to pay off the balance of a $25.0 million ITC Holdings term loan agreement, and to pay down existing borrowings under the ITC Holdings Credit Agreement described below. All issuances of ITC Holdings Senior Notes are unsecured.

ITCTransmission First Mortgage Bonds

The First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC Senior Secured Notes

METC’s Senior Secured Notes were issued under a first mortgage indenture, dated as of December 10, 2003. Amounts outstanding under METC’s Senior Secured Notes are secured by a first priority security interest in all of METC’s assets equally with all other securities issued under the first mortgage indenture.

Revolving Credit Facilities

ITC Holdings Credit Agreement

On March 29, 2007, ITC Holdings entered into a revolving credit agreement, (the “ITC Holdings Credit Agreement”), dated as of March 29, 2007, that establishes an unguaranteed, unsecured revolving credit facility under which ITC Holdings may borrow and issue letters of credit up to $125.0 million (subject to increase to $150.0 million with consent of the lenders). The maturity date of the ITC Holdings Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITC Holdings Credit Agreement, ITC Holdings may extend the maturity date of the ITC Holdings Credit Agreement for up to two additional one-year periods. Loans under the ITC Holdings Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Holdings’ credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2007, ITC Holdings had $46.1 million outstanding under the ITC Holdings Credit Agreement and the weighted-average interest rate of borrowings outstanding under the facility at December 31, 2007 was 5.6%. The ITC Holdings Credit Agreement also provides for the payment to the lenders of a

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITC Holdings’ credit rating.

ITCTransmission/METC Credit Agreement

On March 29, 2007, ITCTransmission and METC entered into a revolving credit agreement (the “ITCTransmission/METC Credit Agreement”), dated as of March 29, 2007, that establishes an unguaranteed, unsecured revolving credit facility under which ITCTransmission may borrow and issue letters of credit up to $105.0 million (as modified December 27, 2007) and METC may borrow and issue letters of credit up to $60.0 million (subject to increase to $85.0 million with consent of the lenders). The maturity date of the ITCTransmission/METC Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITCTransmission/METC Credit Agreement, ITCTransmission and METC may extend the maturity date of the ITCTransmission/METC Credit Agreement for up to two additional one-year periods. Loans made under the ITCTransmission/METC Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITCTransmission and METC’s credit ratings and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2007, ITCTransmission and METC had $78.5 million and $17.9 million, respectively, outstanding under the ITCTransmission/METC Credit Agreement and the weighted-average interest rate of borrowings outstanding under the facility at December 31, 2007 was 5.4%. The ITCTransmission/METC Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITCTransmission’s and METC’s credit ratings.

ITC Midwest Credit Agreement

On January 29, 2008, ITC Midwest entered into a Revolving Credit Agreement (the “ITC Midwest Revolving Credit Agreement”) that establishes an unguaranteed, unsecured $50.0 million (subject to increase to $75.0 million with consent of the lenders) revolving credit facility under which ITC Midwest may borrow and issue letters of credit. The maturity date of the ITC Midwest Revolving Credit Agreement is January 29, 2013. ITC Midwest’s loans made under the ITC Midwest Revolving Credit Agreement will bear interest at a variable rate, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. The ITC Midwest Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITC Midwest’s credit rating.

Termination of Revolving Credit Facilities

ITC Holdings’ March 19, 2004 Revolving Credit Agreement

On March 29, 2007, ITC Holdings terminated its revolving credit agreement dated as of March 19, 2004. Accordingly, the remaining unamortized balance of deferred financing fees of $0.3 million relating to the terminated agreement were recorded as a loss on extinguishment of debt during the year ended December 31, 2007. No amounts were outstanding under this revolving credit agreement as of December 31, 2006.

ITCTransmission’s July 16, 2006 Revolving Credit Agreement

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

ITCTransmission had $12.5 million outstanding under its revolving credit facility at December 31, 2006. The weighted-average interest rate of borrowings outstanding under the facility at December 31, 2006 was 6.4%.

METC’s December 8, 2003 Revolving Credit Agreement

On March 29, 2007, METC terminated its revolving credit agreement dated as of December 8, 2003. METC had $14.0 million outstanding under its revolving credit facility at December 31, 2006. The weighted-average interest rate of borrowings outstanding under the facility at December 31, 2006 was 6.6%.

ITC Midwest Acquisition Financing

ITC Holdings Senior Notes

On January 24, 2008, ITC Holdings issued $385.0 million aggregate principal amount of its 6.050% Senior Notes due January 31, 2018 under its first mortgage indenture, dated as of December 10, 2003 in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The senior notes were sold by ITC Holdings to various initial purchasers pursuant to a purchase agreement dated January 15, 2008. The proceeds were used to partially pay off the balance of the Bridge Facility, which was used to partially finance the ITC Midwest acquisition.

ITC Midwest First Mortgage Bonds

On January 24, 2008, ITC Midwest issued $175.0 million aggregate principal amount of its 6.150% First Mortgage Bonds, Series A, due 2038.

The Series A Bonds are secured by a first mortgage lien on substantially all of ITC Midwest’s real and tangible personal property equally with all other securities issued in the future under its First Mortgage and Deed of Trust, with such exceptions as described in, and such releases as permitted by, the indenture. The proceeds were used to partially pay off the balance of the Bridge Facility.

Interest Rate Lock Cash Flow Hedges

On September 27, 2006, ITC Holdings entered into two interest rate lock agreements to hedge the benchmark interest rate risk associated with the expected issuance of the ITC Holdings Senior Notes in 2006 to effect the METC acquisition. The interest rate lock agreements were designated as cash flow hedges under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities.”

On October 4, 2006, upon pricing of the ITC Holdings $255.0 million 5.875% Senior Notes due September 30, 2016 and $255.0 million 6.375% Senior Notes due September 30, 2036, the corresponding treasury rates were lower than the effective rates of our interest rate locks. As a result, ITC Holdings paid $1.5 million to settle the interest rate lock agreements. An amount of $1.0 million (net of tax of $0.5 million) was recorded to other comprehensive loss and will be amortized to interest expense over the life of the respective ITC Holdings Senior Notes.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Long Term Debt

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit facilities and the ITC Holdings Bridge Facility, was $1,297.1 million at December 31, 2007. The total book value of our consolidated long-term debt, excluding revolving credit facilities and the ITC Holdings Bridge Facility, was $1,335.9 million at December 31, 2007. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit facilities and the ITC Holdings Bridge Facility, at December 31, 2007. An increase in interest rates of 10% at December 31, 2007 would decrease the fair value of debt by $57.9 million, and a decrease in interest rates of 10% at December 31, 2007 would increase the fair value of debt by $72.4 million.

Revolving Credit Facilities

At December 31, 2007, ITC Holdings, ITCTransmission and METC had $46.1 million, $78.5 million and $17.9 million outstanding, respectively, under their revolving credit facilities which are variable rate loans and therefore fair value approximates book value. A 10% increase in ITC Holdings’, ITCTransmission’s and METC’s short-term borrowing rate, from 6.0% to 6.6% for example, would increase interest expense by $0.9 million for an annual period on a constant borrowing level of $142.5 million.

ITC Holdings Bridge Facility

At December 31, 2007, we had $765.0 million outstanding under the Bridge Facility, which fair value approximates book value.

10.	EARNINGS PER SHARE

We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the years ended December 31, 2007, 2006 and 2005 is presented in the following table:

(In thousands, except share and per share data)	2006	2005	2004

Basic earnings per share:
Net income	$73,296	$33,223	$34,671
Weighted-average shares outstanding	42,298,478	35,048,049	31,455,065

Basic earnings per share	$1.73	$0.95	$1.10

Diluted earnings per share:
Net income	$73,296	$33,223	$34,671
Weighted-average shares outstanding	42,298,478	35,048,049	31,455,065
Incremental shares of stock-based awards	1,242,828	1,188,895	1,274,777

Weighted-average dilutive shares outstanding	43,541,306	36,236,944	32,729,842

Diluted earnings per share	$1.68	$0.92	$1.06

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings per share excludes 439,964, 366,035 and 252,298 shares of restricted common stock at December 31, 2007, 2006 and 2005, respectively, that were issued and outstanding, but had not yet vested as of such dates.

In 2007, 2006 and 2005, 104,720, 219,673 and 751,699 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was antidilutive.

11.	INCOME TAXES

Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	2007	2006	2005
(In thousands)

Income tax expense at 35% statutory rate	$38,481	$16,398	$18,763
State income taxes	(4,047)	—	—
Valuation allowance — state income taxes	4,047	—	—
AFUDC Equity	(2,691)	(2,909)	—
Lobbying expenses not deductible	281	134	137
Executive compensation	394	—	—
Other — net	185	35	38

Income tax provision	$36,650	$13,658	$18,938

Components of the income tax provision were as follows:

	2007	2006	2005
(In thousands)

Current income tax expense	$—	$428	$313
Deferred income tax expense	36,650	13,230	18,625

Total income tax provision	$36,650	$13,658	$18,938

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets (liabilities) consisted of the following at December 31,:

	2007	2006
(In thousands)

Property, plant and equipment	$(81,847)	$(54,376)
Federal income tax NOLs	32,178	32,677
Michigan Business Tax deductions	24,621	—
METC regulatory deferral(a)	(19,213)	(19,250)
Acquisition adjustments — ADIT deferral(a)	(13,761)	(8,811)
Goodwill	(29,144)	(20,234)
Attachment O revenue accrual (deferral)-net (including accrued interest)	(7,730)	—
METC rate case accrued liability	—	7,000
Pension and postretirement liabilities	5,861	2,747
State income tax NOLs	3,199	—
Other — net	1,955	5,539
Deferred tax asset valuation allowance(b)	(4,047)	—

Net deferred tax assets (liabilities)	$(87,928)	$(54,708)

Deferred income tax liabilities	$(165,443)	$(107,238)
Deferred income tax assets	81,562	52,530
Deferred tax asset valuation allowance(b)	(4,047)	—

Net deferred tax assets (liabilities)	$(87,928)	$(54,708)

(a)	Described in Note 7.

(b)	The deferred tax valuation allowance relates primarily to Iowa income tax NOLs that are expected to expire unused.

We have estimated federal income tax NOLs of $116.4 million as of December 31, 2007, all of which we expect to use prior to their expiration. The federal income tax NOLs of $38.5 million included in the 2006 consolidated tax return for the entities acquired in the METC acquisition would expire beginning in 2019. The remaining estimated federal income tax NOLs of $79.9 million would expire in 2023, 2024 and 2026.

Included in the $116.4 million total estimated federal income tax NOLs is $24.5 million ($8.6 million after tax) of federal income tax NOLs relating to tax deductions for stock based compensation not recognized in the consolidated financial statements. Prior to the adoption of SFAS 123(R), under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for federal income tax NOLs in the consolidated statement of financial position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2007 and 2006, we did not recognize the tax effects of the excess tax deductions as additional paid-in capital or increases to NOL deferred tax assets, as the deductions have not resulted in a reduction of taxes payable due to our federal income tax NOLs.

Michigan Business Tax

On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified gross receipts tax at a rate of 0.80%, with credits for certain activities. In December 2007, a 21.99% surcharge was added to both the business income tax and modified gross receipts tax, resulting in total rates of 6.04% and 0.98%, respectively. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The accounting for the new tax resulted in the recognition of deferred tax liabilities for temporary differences expected to reverse subsequent to December 31, 2007. As a result of the provisions contained in an additional Michigan law enacted on September 30, 2007 that allow for deductions over the period 2015 through 2029 for temporary differences that exist at the effective date of the new tax of January 1, 2008, we recognized a deferred tax asset that resulted in an offset to the deferred tax liabilities recognized. The enactment of the new tax did not have a material effect on our consolidated financial statements as of December 31, 2007.

12.	LEASES

We have operating lease agreements for office space rental, which expire in May 2008. ITCTransmission has two successive one-year options to renew a portion of the leased premises upon expiration solely at ITCTransmission’s discretion. Additionally, we have operating leases for office equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $1.0 million, $0.8 million and $0.6 million for the year ended December 31, 2007, 2006 and 2005, respectively, and recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described in Note 18 under “Amended and Restated Easement Agreement with Consumers Energy.”

Future minimum lease payments under the leases at December 31, 2007 were:

(In thousands)

2008	$774
2009	216
2010	—
2011	—
2012 and thereafter	—

Total minimum lease payments	$990

13.	RETIREMENT BENEFITS AND ASSETS HELD IN TRUST

Retirement Plan Benefits

We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. During 2007, we contributed $4.0 million to the retirement plan relating to the 2006 plan year. We expect to contribute $2.1 million to the defined benefit retirement plan relating to the 2007 plan year in 2008.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. During 2007, we contributed $1.1 million to the plans.

The investment objective of the retirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. Management believes that this strategy will provide flexibility for liquidity purposes but also establishes some investment for growth.

The plan assets consisted of the following at September 30, 2007 and 2006:

Asset Category	2007	2006

Fixed income securities	48.4%	49.0%
Equity securities	51.6%	51.0%

Total	100.0%	100.0%

We have an annual measurement date of September 30. Refer to Note 3 for a discussion of our change in annual measurement date to December 31 effective January 1, 2008.

Net pension cost for 2007, 2006 and 2005 includes the following components:

	2007	2006	2005
(In thousands)

Service cost	$1,493	$1,165	$898
Interest cost	996	961	577
Expected return on plan assets	(650)	(426)	(286)
Amortization of prior service cost (credit)	(1,101)	(23)	488
Amortization of actuarial loss (gain)	1,952	1,835	(3)

Net pension cost	$2,690	$3,512	$1,674

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of the measurement date of September 30, 2007 and 2006:

	2007	2006
(In thousands)

Change in Benefit Obligation:
Beginning projected benefit obligation	$(16,161)	$(18,273)
Service cost	(1,493)	(1,165)
Interest cost	(996)	(961)
Actuarial net gain (loss)	(101)	221
Plan amendments	(145)	4,017
Benefits paid	27	—

Ending projected benefit obligation	$(18,869)	$(16,161)

Change in Plans’ Assets:
Beginning plan assets at fair value	$8,379	$6,012
Actual return on plan assets	1,072	563
Employer contributions	4,000	1,804
Benefits paid	(27)	—

Ending plan assets at fair value	$13,424	$8,379

Funded status, underfunded	$(5,445)	$(7,782)
Ending accumulated benefit obligation	$(16,233)	$(13,751)

The funded status consists of $1.5 million of overfunded plan benefits and $7.0 million of underfunded plan benefits for 2007 and $7.8 million of underfunded plan benefits for 2006. The underfunded plan amounts are recorded in accrued pension and postretirement liabilities and the overfunded plan amounts are recorded in other long term assets, with the offset for 2007 and 2006 in other regulatory assets on our consolidated statements of financial position. We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The entries did not impact our results of operations in 2007 or 2006 and did not require a usage of cash and is therefore excluded from our consolidated statement of cash flows. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

Actuarial assumptions used to determine the benefit obligation are listed below:

	September 30,	September 30,
	2007 Benefit	2006 Benefit
	Obligation	Obligation

Discount rate	6.19%	5.95%
Annual rate of salary increases	5.00%	3.50%

Actuarial assumptions used to determine the benefit cost for 2007, 2006 and 2005 are listed below:

	2007	2006	2005

Discount rate	5.95%	5.50%	5.75%
Annual rate of salary increases	5.00%	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on plan assets was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. The expected return on the plan assets component of net pension cost was determined based on the expected long-term rate of return on plan assets and the fair value of plan assets.

At December 31, 2007, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)

2008	476
2009	1,234
2010	1,176
2011	1,321
2012	1,718
2013 through 2017	9,996

Other Postretirement Benefits

We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. Annual measurement dates are September 30 of each year. Refer to Note 3 for a discussion of our change in annual measurement date to December 31 effective January 1, 2008. Contributions to the plan in 2007 and 2006 totaled $0.4 million and $0.7 million, respectively. We expect to contribute $1.0 million to the plan in 2008. Additionally, as a condition of the Asset Sale Agreement with IP&L, assets of approximately $1.6 million relating to postretirement benefits will be transferred from IP&L’s 501(c)(9) trust to our 501(c)(9) trust during the first half of 2008, equivalent to the obligation our postretirement benefit plan has assumed for past service liabilities of participants who transferred from IP&L to us.

The investment objective for the postretirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. This strategy will provide flexibility for liquidity purposes but also establishes some investment for growth.

The plan assets consisted of the following at September 30, 2007 and 2006:

Asset Category	2007	2006

Fixed income securities	42.0%	38.0%
Equity securities	58.0%	62.0%

Total	100.0%	100.0%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position No. 106-2, our measurement of the accumulated postretirement benefit obligation as of September 30, 2007 and 2006 reflects amounts associated with the expected subsidies under the Act because we have concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement cost for 2007, 2006 and 2005 includes the following components:

	2007	2006	2005
(In thousands)

Service cost	$982	$1,181	$1,001
Interest cost	330	272	183
Expected return on plan assets	(93)	(42)	(12)
Amortization of unrecognized prior service cost	235	—	—
Amortization of actuarial (gain) loss	(94)	76	32

Net postretirement cost	$1,360	$1,487	$1,204

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of the measurement date of September 30, 2007 and 2006:

	2007	2006
(In thousands)

Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(4,859)	$(4,951)
Service cost	(982)	(1,181)
Interest cost	(330)	(272)
Amendments	(2,025)	—
Actuarial gain (loss)	(943)	1,545

Ending accumulated postretirement obligation	$(9,139)	$(4,859)

Change in Plans’ Assets
Beginning plan assets at fair value	$1,591	$762
Actual return on plan assets	225	96
Employer contributions	395	733

Ending Plan assets at fair value	$2,211	$1,591

Funded status, underfunded	$(6,928)	$(3,268)

The underfunded plan amounts are recorded in accrued pension and postretirement liabilities with the offset in other regulatory assets on our consolidated statements of financial position. We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The entries did not impact our results of operations in 2007 or 2006 and did not require a usage of cash and is therefore excluded from our consolidated statement of cash flows. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine the benefit obligation are as follows:

	September 30,	September 30,
	2007 Benefit	2006 Benefit
	Obligation	Obligation

Discount rate	6.19%	5.95%
Annual rate of salary increases	5.00%	3.50%
Health care cost trend rate assumed for next year	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015
Annual rate of increase in dental benefit costs	5.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Discount rate	5.95%	5.50%	5.75%
Annual rate of salary increases	5.00%	3.50%	3.50%
Health care cost trend rate assumed for next year	11.00%	12.00%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2014

At December 31, 2007, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)

2008	91
2009	190
2010	259
2011	347
2012	430
2013 through 2017	4,299

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2007 and benefit obligation at September 30, 2007:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
(In thousands)

Effect on total of service and interest cost	$243	$(197)
Effect on postretirement benefit obligation	1,218	(998)

Defined Contribution Plans

We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.4 million, $1.1 million and $0.8 million for 2007, 2006 and 2005, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	DEFERRED COMPENSATION PLANS

Special Bonus Plans

On June 15, 2005, our board of directors approved two discretionary bonus plans, the ITC Holdings Executive Group Special Bonus Plan and the ITC Holdings Special Bonus Plan, under which plan participants had amounts credited to accounts which were maintained for each participant in respect of each calendar year during which the plans are in place. Under the special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors is to give consideration to dividends paid, or expected to be paid, on our common stock during each year. Our board of directors can generally amend or terminate the plans at any time, except that no such amendment or termination can materially and adversely affect accrued and vested rights, unless an amendment is necessary to satisfy applicable laws or new accounting standards. All distributions under these plans are payable only in cash.

The special bonus plans are accounted for as compensation plans. Awards made under the special bonus plans are amortized to expense over the vesting period of the award if the award vests in the future, or are expensed immediately if the participant is vested in the award at the time of the award.

On November 12, 2007, the compensation committee of the board of directors approved amendments to the ITC Holdings Special Bonus Plan and the ITC Holdings Executive Group Special Bonus Plan providing that amounts previously deferred under the plans became vested. In December 2007, $2.0 million previously deferred under the ITC Holdings Special Bonus Plan was paid by us from the funded trust to non-executive employee participants and $1.6 million previously deferred under the ITC Holdings Executive Group Special Bonus Plan was paid by us from cash on hand to executive employee participants. Future amounts authorized under the special bonus plans will be earned by the participants at the time of authorization and will no longer be deferred.

In 2007, we recognized $4.2 million in general and administrative expenses relating to the special bonus plans, consisting of $2.5 million for awards authorized during 2007 and $1.7 million for awards authorized in 2006 and 2005 for which expense had not yet been recognized, as a result of the payout of these previously deferred awards as discussed above.

In 2006 and 2005, we recognized $1.6 million and $0.5 million, respectively, in general and administrative expenses relating to the special bonus plans.

The contributions made to the trust to fund the special bonus plans for non-executive employees were included in other assets. We accounted for the assets contributed under the special bonus plans and held in a trust as trading securities under Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, gains or losses on the investments were recorded as investment income or loss with an offsetting amount recorded to general and administrative expense and was less than $0.1 million for 2007, 2006 and 2005.

Deferred Compensation Plan

Certain of our employees participate in our deferred compensation plan (the “Deferred Compensation Plan”). The investments in the Deferred Compensation Plan trust of $0.5 million at December 31, 2007 and 2006 are included in other assets with the corresponding liability in other liabilities. We account for the assets contributed under the Deferred Compensation Plan and held in a trust as trading securities under SFAS 115. Accordingly, gains or losses on the investments, for which the employees are at risk for the investment returns, are recorded as investment income or loss with an offsetting amount recorded to compensation expense. Total compensation expense, including investment earnings, was less than $0.1 million for 2007, 2006 and 2005 and are recorded in general and administrative expense.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

General — ITC Holdings’ authorized capital stock consisted of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.

As of December 31, 2007, there were 42,916,852 shares of our common stock outstanding and no shares of preferred stock outstanding and 405 holders of record of our common stock.

Voting Rights — Each holder of ITC Holdings’ common stock, including holders of our common stock subject to restricted stock awards, is entitled to cast one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. Holders of ITC Holdings’ common stock have no cumulative voting rights.

Dividends — Holders of our common stock, including holders of common stock subject to restricted stock awards, are entitled to receive dividends or other distributions declared by the board of directors. The right of the board of directors to declare dividends is subject to the right of any holders of ITC Holdings’ preferred stock, to the extent that any preferred stock is authorized and issued, and the availability under the Michigan Business Corporation Act of sufficient funds to pay dividends. We have not issued any shares of preferred stock. The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by ITC Holdings’ board of directors.

As a holding company with no business operations, ITC Holdings’ assets consist primarily of the stock and membership interests in its subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash on hand. ITC Holdings’ only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from time to time from our Regulated Operating Subsidiaries and any other subsidiaries we may have and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and any other subsidiaries we may have to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA.

Each of the ITC Holdings Credit Agreement, the ITCTransmission/METC Credit Agreement, the ITC Midwest Credit Agreement and the note purchase agreements governing ITC Holdings’ Senior Notes imposes restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving credit facilities and its other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.

Liquidation Rights — If ITC Holdings is dissolved, the holders of our common stock will share ratably in the distribution of all assets that remain after we pay all of our liabilities and satisfy our obligations to the holders of any of ITC Holdings’ preferred stock, to the extent that any preferred stock is authorized and issued.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preemptive and Other Rights — Holders of our common stock have no preemptive rights to purchase or subscribe for any of our stock or other securities of our company and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.

Repurchases — In 2007, 2006 and 2005, we repurchased 41,867, 30,605 and 28,675 shares of common stock for an aggregate of $1.8 million, $1.0 million and $0.8 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.

ITC Holdings’ Common Stock Offerings

On January 24, 2008, ITC Holdings completed an underwritten public offering of its common stock. ITC Holdings sold 6,420,737 newly-issued common shares in the offering, which resulted in proceeds of $308.3 million (net of underwriting discount of $13.7 million and before estimated issuance costs of $0.9 million). The proceeds from this offering were used to partially finance the ITC Midwest acquisition.

In February 2007, International Transmission Holdings Limited Partnership (“IT Holdings LP”), formerly our largest shareholder, sold or distributed its remaining 11,390,054 common shares through a secondary offering of 8,149,534 common shares and through distributions of 3,240,520 common shares to its general and limited partners. ITC Holdings received no proceeds from these offerings and distributions. ITC Holdings incurred offering costs of $0.6 million relating to this transaction, which was recorded in general and administrative expenses in 2007.

Prior to the February 2007 sale and distribution, the ability of our shareholders other than IT Holdings LP to influence our management and policies was limited, including with respect to our acquisition or disposition of assets, the approval of a merger or similar business combination, the incurrence of indebtedness, the issuance of additional shares of common stock or other equity securities and the payment of dividends or other distributions on our common stock. In addition, we could not take certain actions that would adversely affect the limited partners of IT Holdings LP without their approval. IT Holdings LP has divested itself of all remaining common shares, has dissolved and will not participate further in our management.

On October 10, 2006, ITC Holdings completed an underwritten public offering of its common stock in which it sold 6,580,987 newly-issued common shares, which resulted in proceeds of $200.5 million (net of underwriting discount of $9.5 million and before issuance costs). ITC Holdings incurred $2.4 million for professional services and other costs in connection with the public offering, which were recorded as a reduction in stockholders’ equity. The proceeds from this offering were used to partially finance the METC acquisition. IT Holdings LP sold 6,356,513 shares of common shares through the offering, from which sale ITC Holdings received no proceeds.

On July 29, 2005, ITC Holdings completed its initial public offering of common stock in which it sold 2,500,000 newly-issued common shares, which resulted in proceeds received from the offering of $53.9 million (net of the underwriting discount of $3.6 million and before issuance costs). ITC Holdings paid $7.1 million for professional services and other costs in connection with the initial public offering, which were recorded as a reduction in stockholders’ equity. IT Holdings LP sold 11,875,000 common shares through the offering, for which ITC Holdings received no proceeds.

Stock-based compensation

In 2006, our board of directors and shareholders approved the implementation of the LTIP. The LTIP permits the compensation committee to make grants of a variety of equity-based awards (such as options and restricted shares) for a cumulative amount of up to 1,750,000 shares to employees, directors and consultants. No awards would be permitted after February 7, 2012. The Board also approved an

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment to the 2003 Stock Purchase and Option Plan, reducing the number of shares available for issuance thereunder by 1,000,000 shares, from 5,014,821 to 4,014,821, that became effective when the LTIP was approved by our shareholders at the 2006 annual meeting. Prior to the adoption of the LTIP, we made various stock-based awards under the 2003 Stock Purchase and Option Plan, including options and restricted stock. ITC Holdings issues new shares to satisfy option exercises and restricted stock grants.

In 2006, our board of directors and shareholders approved the implementation of the Employee Stock Purchase Plan (“ESPP”). The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. We implemented the ESPP effective April 1, 2007. The ESPP is a compensatory plan accounted for under the expense recognition provisions of SFAS 123(R). The stock-based compensation amortization for the ESPP of $0.1 million in 2007 is included in the table below.

We recorded stock-based compensation in 2007, 2006 and 2005 as follows:

	2007	2006	2005
(In thousands)

Operation and maintenance expenses	$868	$472	$246
General and administrative expenses	2,509	2,579	1,555
Cumulative effect of a change in accounting principle (before tax effect)	—	(45)	—
Property, plant and equipment	707	491	473

Total stock-based compensation	$4,084	$3,497	$2,274

Total tax benefit recognized for compensation expense	$1,147	$1,052	$630

Tax deductions that exceed the cumulative compensation cost recognized for options exercised or restricted shares that vested are recognized as additional paid-in capital only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2007 and 2006, we did not recognize excess tax deductions for option exercises and restricted stock vesting of $5.9 million and $2.4 million, respectively, in additional paid-in capital, as the deductions have not resulted in a cash benefit due to our federal income tax NOLs. We will recognize these excess tax deductions in additional paid-in capital when the tax benefits are realized. In 2005, prior to the adoption of SFAS 123(R), we recorded $1.1 million of tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for federal income tax NOLs in the consolidated statement of financial position.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

Our option grants vest in equal annual installments over a five-year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date. Stock option activity for 2007 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2007 (1,168,831 exercisable with a weighted average exercise price of $9.40)	2,650,023	$13.30
Granted	272,712	42.82
Exercised	(351,172)	8.77
Forfeited	(68,291)	21.80

Outstanding at December 31, 2007 (1,364,826 exercisable with a weighted average exercise price of $11.03)	2,503,272	$16.92

Grant date fair value of the stock options was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2007 Options	2006 Options	2005 Options

Weighted-average grant-date fair value per option	$9.08	$6.77	$3.85
Weighted-average expected volatility(a)	21.3%	22.2%	24.0%
Weighted-average risk-free interest rate	4.5%	4.8%	4.1%
Weighted-average expected term(b)	6.0 years	6.0 years	6.0 years
Weighted-average expected dividend yield	2.71%	3.33%	4.57%
Range of estimated fair values of underlying shares	$42.82	$33.00	$23.00

(a)	We estimate volatility using the volatility of the stock of similar companies, as well as our own stock for the 2007, 2006 and 2005 option awards since we became a publicly traded company in July 2005.

(b)	The expected term represents the period of time that options granted are expected to be outstanding. We estimated the term using estimated option exercise activity and expected terms of similar companies, given our relatively short history of option exercises.

At December 31, 2007, the aggregate intrinsic value and the weighted-average remaining contractual term for outstanding options were approximately $98.9 million and 6.6 years, respectively. At December 31, 2007, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $62.0 million and 5.9 years, respectively. The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 were $13.1 million, $4.7 million and $0.7 million, respectively. At December 31, 2007, the total unrecognized compensation cost related to the unvested options awards was $4.1 million and the weighted-average period over which it is expected to be recognized was 3.7 years.

We estimate that 2,435,297 of the options outstanding at December 31, 2007 will vest, including those already vested. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2007 was $16.46 per share, $97.3 million and 6.6 years, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than five years after the grant date. The weighted average expected remaining vesting period at December 31, 2007 is 4.1 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares.

Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period. Awards that were granted as a signing bonus have been expensed at the grant date.

Restricted stock award activity for 2007 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted stock awards at January 1, 2007	366,035	$24.82
Granted	228,644	48.84
Vested	(128,936)	9.82
Forfeited	(25,779)	34.70

Unvested restricted stock awards at December 31, 2007	439,964	$41.14

The weighted-average grant date fair value of restricted stock awarded during 2006 and 2005 were $33.16 and $20.47 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2007 was $24.8 million. The aggregate fair value of restricted stock awards that vested during 2007, 2006 and 2005 was $5.7 million, $4.0 million and $3.5 million, respectively. At December 31, 2007, the total unrecognized compensation cost related to the restricted stock awards was $15.9 million and the weighted-average period over which that cost is expected to be recognized was 4.4 years.

As of December 31, 2007, we estimate that 344,464 of the restricted shares outstanding at December 31, 2007 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for restricted shares that are expected to vest was $40.83 per share, $19.4 million and 4.1 years, respectively.

16.	RELATED-PARTY TRANSACTIONS

On February 28, 2003, we entered into agreements with Kohlberg Kravis Roberts & Co. L.P., (“KKR”), Trimaran Fund Management, L.L.C. and IT Holdings Partnership for the management, consulting and financial services in exchange for annual fees (the “Management Agreements”). In connection with ITC Holdings’ initial public offering that was completed on July 29, 2005, these Management Agreements were amended to terminate further annual fees in exchange for payment of fees to KKR, Trimaran Fund Management, L.L.C. and IT Holdings Partnership of $4.0 million, $1.7 million and $1.0 million, respectively. The total amount of $6.7 million was paid and recorded in operating expenses in 2005. No amounts were paid or recorded in 2007 or 2006 relating to the Management Agreements. Additionally, we incurred general and administrative expenses relating to the Management Agreements of $0.8 million in 2005, excluding out-of-pocket costs. The consulting fees were generally paid at the end of each quarter.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES

Our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of specific substations and transmission lines. We account for these jointly owned substations and lines by recording property, plant and equipment for our percentage of ownership interest. A Transmission Ownership and Operating Agreement or an Interconnection Facilities Agreement provides the authority for construction of capital improvements and for the operating costs associated with the substations and lines. Each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participants’ undivided ownership interest.

We have investments in jointly owned utility facilities as shown in the table below as of December 31, 2007:

		Construction
	Net Investment (a)	Work in Progress
(In thousands)

Substations	$87,858	$1,585
Lines	80,108	7

Total	$167,966	$1,592

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.

ITCTransmission

The Michigan Public Power Agency (the “MPPA”) has a 50.41% ownership interest in two ITCTransmission 345 kV transmission lines. This ownership entitles the MPPA to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.

METC

METC has joint sharing of several substations that interconnect with Consumers Energy and other municipal distributions systems and other generators. The rights, responsibilities and obligations for these jointly owned substation facilities are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipals and other generators. As of December 31, 2007, METC’s ownership percentages for these jointly owned substation facilities ranged from 6.25% to 66.67%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC, and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2007 METC’s ownership percentages for these jointly owned lines ranged from 35.2% to 64.4%.

ITC Midwest

ITC Midwest has joint sharing of several substations and transmission lines. As of December 1, 2007, ITC Midwest’s ownership percentage for these jointly owned assets ranged from 28.0% to 70.0%.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our Regulated Operating Subsidiaries’ operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by our Regulated Operating Subsidiaries. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase our Regulated Operating Subsidiaries’ costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Our Regulated Operating Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties our Regulated Operating Subsidiaries own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained PCBs. Our Regulated Operating Subsidiaries’ facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that our Regulated Operating Subsidiaries do not own, and, at some of our Regulated Operating Subsidiaries’ transmission stations, transmission assets (owned or operated by our Regulated Operating Subsidiaries) and distribution assets (owned or operated by our Regulated Operating Subsidiaries’ transmission customer) are commingled.

Some properties in which our Regulated Operating Subsidiaries have an ownership interest or at which they operate are, and others are suspected of being, affected by environmental contamination. Our Regulated Operating Subsidiaries are not aware of any pending or threatened claims against them with respect to environmental contamination, or of any investigation or remediation of contamination at any properties, that entail costs likely to materially affect them. Some facilities and properties are located near environmentally sensitive areas such as wetlands.

Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electricity transmission and distribution lines. While our Regulated Operating Subsidiaries do not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any pending or threatened claims against our Regulated Operating Subsidiaries for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electricity transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

We are involved in certain legal proceedings from time to time before various courts, governmental agencies, and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.

CSX Transportation, Inc.

On August 2, 2006, CSX Transportation, Inc. (“CSX”) filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. The total alleged damage in this lawsuit is approximately $1.1 million. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, asserting that damage claims of CSX arising from the contractual liability of ITCTransmission are not covered under insurance. ITCTransmission has determined that an immaterial amount of the claimed damages relate to an alleged contractual liability, which, if proven, would not be covered under insurance and therefore would be payable by ITCTransmission. ITCTransmission intends to vigorously defend against this action. This litigation is in the early stages of evidence discovery and a trial date has not yet been set. During the year ended December 31, 2007, we recorded an accrual of $0.2 million for this matter in general and administrative expenses.

Property Taxes

Since the formation of METC in 2002, numerous municipalities have applied their own property valuation tables assessing the value of METC’s personal property, rather than using the property valuation tables approved by the State of Michigan Tax Commission (“STC”). This has resulted in higher assessed values on METC’s personal property. METC filed appeals challenging the municipalities that did not utilize the STC valuation tax tables. The Michigan Court of Appeals issued an opinion in 2004 affirming the use of the valuation tax tables approved by the STC. None of the parties involved elected to appeal the court’s decision. Following the Appeals Court decision, many of METC’s tax appeals have now been settled by stipulation. Cases not settled will eventually be scheduled for hearing before the Michigan Tax Tribunal (the “MTT”). Currently, most taxing jurisdictions that previously applied their own valuation tax tables have commenced using the approved STC valuation tax tables. In 2006, METC began making tax payments based upon valuations using the STC approved tax tables. Previously, METC made property tax payments based on the full amounts billed by the municipalities, while expensing only the amounts that would have been billed by using the valuation tax tables approved by the STC. METC has established receivables of $0.4 million as of December 31, 2007 for the expected refunds to be collected for METC’s payments made using the higher tax tables based on settlements that have been filed with the MTT by METC and the municipalities during 2007.

Commitments

At December 31, 2007, our Regulated Operating Subsidiaries had purchase obligations of $53.2 million representing commitments for materials, services and equipment that had not been received as of December 31, 2007, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2008.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITCTransmission

Service Level Agreements (“SLA”) with Detroit Edison.  During 2003 and through April 2004, ITCTransmission and Detroit Edison had operated under a construction and maintenance, engineering, and system operations SLA whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration (the “SLA Activities”) on our behalf. Operation and maintenance expenses incurred by ITCTransmission under the SLA that exceeded $15.9 million during 2003 were recognized as expense but are deferred as a long-term payable and will be paid to Detroit Edison in equal annual installments over a five-year period beginning June 1, 2005. As of December 31, 2007, ITCTransmission has deferred the payment of $2.4 million of SLA expenses that exceeded the 2003 threshold, with $1.2 million recorded in other current liabilities and $1.2 million recorded in other liabilities. There is no payment deferral for construction expenditures.

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

METC

Amended and Restated Purchase and Sale Agreement for Ancillary Services with Consumers Energy.  Under the Purchase and Sale Agreement for Ancillary Services with Consumers Energy (the “Ancillary Services Agreement”), Consumers Energy provides reactive power, balancing energy, load following and spinning and supplemental reserves that are needed by METC and MISO. These ancillary services are a necessary part of the provision of transmission service. This agreement is necessary because METC does not own any generating facilities and therefore must procure ancillary services from third party suppliers including Consumers Energy. The Ancillary Services Agreement establishes the terms and conditions under which METC obtains ancillary services from Consumers Energy. Consumers Energy will offer all ancillary services as required by FERC Order No. 888 at FERC-approved rates. METC is not precluded from procuring these services from third party suppliers and is free to purchase ancillary services from unaffiliated generators located within its control area or in neighboring jurisdictions on a non-preferential, competitive basis. This one-year agreement became effective on May 1, 2002 and is automatically renewed each year for successive one-year periods. The Ancillary Services Agreement can be terminated by either party with six months prior written notice. Services performed by Consumers Energy under the Ancillary Services Agreement are charged to operation and maintenance expense.

Amended and Restated Easement Agreement with Consumers Energy.  The Easement Agreement with Consumers Energy (the “Easement Agreement”) provides METC with an easement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. Consumers Energy has reserved for itself the rights to and the value of activities associated with other uses of the infrastructure (such as for fiber optics, telecommunications and gas pipelines). The cost for use of the rights-of-way is $10.0 million per year. The term of the Easement Agreement runs through December 31, 2050 and is subject to 10 automatic 50-year renewals thereafter. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expense.

ITC Midwest

Transition Services Agreement.  The Transition Services Agreement (the “TSA”) identifies the transmission corporate administration services, the construction and maintenance services, the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engineering services and the system operations services related to the 34.5 kV transmission system that IP&L agreed to provide to us. The TSA also requires IP&L to provide the transition design, planning and implementation relating to those services. The TSA will remain in effect for one year, with the option to extend the agreement for up to four additional six-month periods, or until terminated by mutual agreement of the parties unless earlier terminated pursuant to its terms. Subsequent to the termination of the TSA, we expect ITC Midwest to perform the activities covered under the TSA.

Operating Agreement.  The Operating Agreement between ITC Midwest and the American Transmission Company, LLC (the “Operating Agreement”) obligates American Transmission Company, LLC to provide control, operation and emergency response services as well as providing assistance in the eventual transition of those services to us. The services contemplated by this agreement shall only be for our transmission facilities operating at 69 kV and above. The Operating Agreement will remain in effect until May 1, 2009, at which time we expect ITC Midwest to perform the activities covered under the Operating Agreement.

Concentration of Credit Risk

Our credit risk is primarily with Detroit Edison and Consumers Energy, which were responsible for approximately 55.4% and 32.3%, respectively, or $234.1 million and $137.7 million, respectively, of our consolidated operating revenues for the year ended December 31, 2007. Additionally, subsequent to ITC Midwest’s acquisition on December 20, 2007, IP&L is expected to be a significant debtor. Any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L could negatively impact our business. MISO, as our Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. MISO has implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

19.	SEGMENT INFORMATION

We identify reportable segments based on the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses.

Regulated Operating Subsidiaries

We aggregate ITCTransmission, METC and ITC Midwest into one reportable operating segment based on their similar regulatory environment and economic characteristics, among other factors. They are engaged in the transmission of electricity within the United States, earn revenues from the same types of customers and are regulated by the FERC. Their tariff rates are billed by MISO and are established using the same formulaic cost-of-service model, Attachment O.

ITC Holdings and Other

Information below for ITC Holdings and Other consists of a holding company whose activities include debt and equity financings and general corporate activities and all of ITC Holdings’ other subsidiaries, excluding the Regulated Operating Subsidiaries, which are focused primarily on business development activities.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Regulated
	Operating	ITC Holdings
2007	Subsidiaries(a)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$426,249	$181	$—	$(181)	$426,249
Depreciation and amortization	67,637	291	—	—	67,928
Interest expense	28,336	53,830	—	(303)	81,863
Income before income taxes	175,568	(65,622)	—	—	109,946
Income tax provision (benefit)(b)	39,202	(2,552)	—	—	36,650
Net income(b)	136,366	73,296	—	(136,366)	73,296
Property, plant and equipment, net	1,953,556	6,877	—	—	1,960,433
Goodwill	959,042	—	—	—	959,042
Total assets(c)	3,177,561	2,313,701	(540)	(2,277,425)	3,213,297
Capital expenditures	287,069	1,062	(961)	—	287,170

	Regulated
	Operating	ITC Holdings
2006	Subsidiaries(d)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$223,622	$—	$—	$—	$223,622
Depreciation and amortization	40,142	14	—	—	40,156
Interest expense	18,758	23,378	—	(87)	42,049
Income before income taxes	76,212	(29,360)	—	—	46,852
Income tax provision (benefit)(b)	22,186	(8,528)	—	—	13,658
Cumulative effect of a change in accounting principle	29	—	—	—	29
Net income(b)	54,055	33,223	—	(54,055)	33,223
Property, plant and equipment, net	1,192,305	5,557	—	—	1,197,862
Goodwill	624,385	—	—	—	624,385
Total assets(c)	2,091,574	1,341,360	(1,245)	(1,302,892)	2,128,797
Capital expenditures	161,926	5,570	—	—	167,496

	Regulated
	Operating	ITC Holdings
2005	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$205,274	$—	$—	$—	$205,274
Depreciation and amortization	33,197	—	—	—	33,197
Interest expense	12,849	15,301	—	(22)	28,128
Income before income taxes	76,442	(22,833)	—	—	53,609
Income tax provision (benefit)	26,901	(7,963)	—	—	18,938
Net income	49,541	34,671	—	(49,541)	34,671
Property, plant and equipment, net	603,609	—	—	—	603,609
Goodwill	174,256	—	—	—	174,256
Total assets(c)	899,576	536,619	(17,353)	(502,203)	916,639
Capital expenditures	118,586	—	—	—	118,586

(a)	Amounts include the results of operations from the electric transmission business acquired by ITC Midwest for the period December 20, 2007 through December 31, 2007.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Income tax provision (benefit) and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for ITC Midwest or METC, as they are organized as LLC’s exempt from federal and state taxation for the periods presented. ITC Midwest and METC do include an allowance for income taxes for ratemaking purposes.

(c)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities under the provisions of SFAS 109 at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

(d)	Amounts include the results of operations from METC for the period October 11, 2006 through December 31, 2006.

20.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share amounts may not sum to the totals for each the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(a)	Year

2007
Operating revenue	$101,274	$106,303	$109,272	$109,400	$426,249
Operating income	42,819	47,820	48,132	43,403	182,174
Net income	16,855	19,999	20,800	15,642	73,296
Basic earnings per share	$0.40	$0.47	$0.49	$0.37	$1.73
Diluted earnings per share	$0.39	$0.46	$0.48	$0.36	$1.68
2006
Operating revenue	$39,069	$48,475	$63,004	$73,074	$223,622
Operating income	10,719	19,301	32,967	23,092	86,079
Income before cumulative effect of a change in accounting principle	2,653	7,999	18,949	3,593	33,194
Net income	2,682	7,999	18,949	3,593	33,223
Basic earnings per share(b)	$0.08	$0.24	$0.57	$0.09	$0.95
Diluted earnings per share(b)	$0.08	$0.23	$0.55	$0.08	$0.92

(a)	The fourth quarter 2006 amounts include the results of operations from MTH and METC for the period October 11, 2006 through December 31, 2006. The fourth quarter 2007 amounts include the results of operations from ITC Midwest for the period December 20, 2007 through December 31, 2007.
(b)	The basic and diluted earnings per share amounts presented are applicable to both the income before cumulative effect of a change in accounting principle amount and net income amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K. The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is also included in Item 8 of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On December 27, 2007, the lenders under ITC Holdings’ Revolving Credit Agreement, dated as of March 29, 2007, executed documents increasing their aggregate commitments under the Revolving Credit Agreement from $80.0 million to $105.0 million pursuant to the request of ITC Holdings made under the terms of the Revolving Credit Agreement.

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

Equity Compensation Plans

At December 31, 2007 we had an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Stock Purchase and Option Plan”) and a 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors. We also have an Employee Stock Purchase Plan that was implemented during the second quarter of 2007. Each of these plans has been approved by shareholders.

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2007 (shares in thousands):

Number of Shares
	Number of Shares		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(a)

Equity compensation plans approved by shareholders	2,503	$16.92	1,105

(a)	The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2007 upon exercise of stock options; 2) the common shares to be issued upon the future exercise of outstanding stock options and 3) the amount of restricted stock awards granted that have not been forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is contained under the captions “Certain Transactions” and “Corporate Governance — Director Independence” in the Proxy Statement and is incorporated herein by reference.

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

(a) (1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

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

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$1,520	$5,737
Accounts receivable from subsidiaries	37,387	—
Deferred income taxes	3,370	—
Other	424	452

Total current assets	42,701	6,189
Other assets
Investment in subsidiaries	2,035,483	1,277,817
Intercompany advance to ITC Midwest	175,000	—
Deferred income taxes	19,245	33,133
Deferred financing fees (net of accumulated amortization of $2,341 and $1,805, respectively)	8,165	7,541
Other	14,754	1,442

Total other assets	2,252,647	1,319,933

TOTAL ASSETS	$2,295,348	$1,326,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payable	$3,950	$144
Accrued payable to subsidiaries	—	4,170
Accrued payroll	8,481	—
Accrued interest	17,480	13,405
Other	112	196

Total current liabilities	30,023	17,915
Accrued pension and other postretirement liabilities	13,934	—
Other	1,123	—
Long-term debt (net of discount of $907 and $1,037, respectively)	1,687,193	775,963
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 42,916,852 and 42,395,760 shares issued and outstanding at December 31, 2007 and 2006, respectively	532,103	526,485
Retained earnings	31,864	6,714
Accumulated other comprehensive loss	(892)	(955)

Total stockholders’ equity	563,075	532,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,295,348	$1,326,122

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2007	2006	2005

Other income	$833	$1,225	$251
General and administrative expense	(9,768)	(3,569)	(977)
Termination of management agreements	—	—	(6,725)
Interest expense	(53,830)	(22,862)	(15,301)
Loss on extinguishment of debt	(349)	—	—
Other expense	(754)	(1,151)	(81)

LOSS BEFORE INCOME TAXES	(63,868)	(26,357)	(22,833)
INCOME TAX BENEFIT	(22,750)	(9,419)	(7,963)

LOSS AFTER TAXES	(41,118)	(16,938)	(14,870)
EQUITY IN SUBSIDIARIES’ EARNINGS	114,414	50,161	49,541

NET INCOME	$73,296	$33,223	$34,671

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,296	$33,223	$34,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in subsidiaries’ earnings	(114,414)	(50,161)	(49,541)
Dividends from subsidiaries	82,799	31,313	8,481
Deferred income tax expense	(22,750)	(9,419)	(7,963)
Intercompany tax payments from subsidiaries	33,681	—	—
Stock-based compensation expense	4,084	644	15
Amortization of deferred financing fees and debt discount	1,341	703	713
Other	(61)	28	—
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(37,871)	—	—
Other current assets	29	(417)	(35)
Accrued payable	3,215	141	(58)
Accrued payable to subsidiary	(4,170)	3,450	526
Accrued interest	4,075	6,942	(13)
Other current liabilities	8,397	29	(22)
Other long-term assets and liabilities, net	5,561	(1,003)	(438)

Net cash provided by (used in) operating activities	37,212	15,473	(13,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(752,504)	(186,303)	—
Intercompany advance to ITC Midwest	(175,000)	—	—
Return of capital from subsidiary	26,997	—
Acquisition of MTH and METC, net of cash acquired	—	(484,189)	—
MTH and METC direct acquisition fees	(254)	(11,456)	—

Net cash used in investing activities	(900,761)	(681,948)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	865,000	509,737	—
Issuance of ITC Holdings’ term-loan agreement	25,000	—	—
Repayment of ITC Holdings’ term-loan agreement	(25,000)	—	—
Borrowings under revolving credit facilities	294,700	74,700	18,400
Repayments of revolving credit facilities	(248,600)	(74,700)	(25,900)
Issuance of common stock	3,402	202,253	54,187
Common stock issuance costs	(48)	(2,321)	(7,083)
Repurchase and retirement of common stock	(1,841)	(1,040)	(804)
Dividends on common stock	(48,168)	(38,307)	(17,433)
Debt issuance costs	(5,113)	(5,231)	(159)
Interest rate lock settlement	—	(1,491)	—

Net cash provided by financing activities	859,332	663,600	21,208

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,217)	(2,875)	7,544
CASH AND CASH EQUIVALENTS — Beginning of period	5,737	8,612	1,068

CASH AND CASH EQUIVALENTS — End of period	$1,520	$5,737	$8,612

Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$48,414	$15,130	$14,577
Income taxes paid	2,058	561	180
Supplementary noncash investing and financing activities:
Value of shares issued in MTH and METC acquisition	—	72,458	—
Equity transfers to subsidiaries	545	2,853	3,319
Conversion of restricted stock to ITC Holdings’ common stock	1,266	926	885

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

1.	GENERAL

For ITC Holdings Corp.’s (“ITC Holdings,” “we,” “our” and “us”) presentation (Parent Company only), the investment in subsidiaries is accounted for using the equity method. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of ITC Holdings appearing in this Annual Report on Form 10-K.

As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments or to pay dividends to shareholders. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA, and applicable state laws. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.

ITC Holdings does not believe that these restrictions will materially affect its operations or limit any dividend payments in the foreseeable future.

2.	LONG-TERM DEBT

As of December 31, 2007, the maturities of our long-term debt outstanding were as follows:

(In thousands)

2008	$765,000
2009	—
2010	—
2011	—
2012	46,100
2013 and thereafter	877,000

Total long-term debt	$1,688,100

Refer to Note 9 to the consolidated financial statements for a description of the ITC Holdings Bridge Facility, the ITC Holdings Senior Notes and the ITC Holdings revolving credit agreements and related items.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $844.7 million at December 31, 2007. The total book value of the ITC Holdings Senior Notes net of discount is $876.1 million at December 31, 2007.

At December 31, 2007, we were in compliance with all covenants.

3.	RELATED-PARTY TRANSACTIONS

During 2007, 2006 and 2005, ITCTransmission and MTH paid cash dividends to ITC Holdings totaling $82.8 million, $31.3 million and $8.5 million, respectively. MTH also paid a return of capital of $27.0 million in 2007. Additionally, during 2007, ITCTransmission paid amounts of $38.9 million to ITC Holdings under an intercompany tax sharing arrangement .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 29, 2008.

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President, Chief Executive Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Welch Joseph L. Welch	Director, President and Chief Executive Officer and Treasurer (principal executive officer)	February 29, 2008

/s/ Edward M. Rahill Edward M. Rahill	Senior Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2008

/s/ Edward G. Jepsen Edward G. Jepsen	Director	February 29, 2008

/s/ Richard D. McLellan Richard D. McLellan	Director	February 29, 2008

/s/ William J. Museler William J. Museler	Director	February 29, 2008

/s/ Hazel R. O’Leary Hazel R. O’Leary	Director	February 29, 2008

/s/ Gordon Bennett Stewart, III Gordon Bennett Stewart, III	Director	February 29, 2008

/s/ Lee C. Stewart Lee C. Stewart	Director	February 29, 2008

EXHIBITS

The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement by and between DTE Energy Company and the Registrant, dated December 3, 2002 (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
2.2	Purchase Agreement among Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P., MEAP US Holdings, Ltd., Macquarie Essential Assets Partnership, TE Power Opportunities Investors, L.P., TE Management Shareholders, MICH 1400 LLC, the Registrant, GFI Transmission Opportunities GP, LLC, OCM/GFI Power Opportunities Fund II, L.P., OCM.GFI Power Opportunities Fund II (Cayman) LP, and Macquarie Holdings (USA), Inc., dated as of May 11, 2006 (filed with Registrant’s Form 8-K filed on May 17, 2006)
2.3	Asset Sale Agreement by and between Interstate Power and Light Company and ITC Midwest LLC, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
2.4	Parent Guaranty, by the Registrant in favor of Interstate Power and Light Company, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
3.2	First Amended and Restated Bylaws of the Registrant (filed with Registrant’s Form 8-K filed on June 14, 2007)
4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.2	Registration Rights Agreement, dated as of February 28, 2003, among the Registrant and International Transmission Holdings Limited Partnership (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.4	First Supplemental Indenture, dated as of July 16, 2003, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.5	First Mortgage and Deed of Trust, dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.6	First Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.7	Second Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.8	Amendment to Second Supplemental Indenture, dated as of January 19, 2005, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.9	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)

Exhibit No.		Description of Exhibit

4.10		Third Supplemental Indenture, dated as of March 28, 2006, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.12		Second Supplemental Indenture, dated as of October 10, 2006, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on October 10, 2006)
4.13		Shareholders Agreement by and between the Registrant and Macquarie Essential Assets Partnership, dated as of October 10, 2006 (filed with Registrant’s Form 8-K filed on October 16, 2006)
4.14		First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.15		First Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.16		Second Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.17		ITC Holdings Corp. Note Purchase Agreement, dated as of September 20, 2007 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2007)
4.18		Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)
4.19		First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.20		First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)
*10	.7	Forms of Management Stockholder’s Agreements (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.8	Form of First Amendment to Management Stockholder’s Agreement (filed as Exhibit 10.8 to Registrant’s 2005 Form 10-K)
*10	.9	Forms of Waiver and Agreement for Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.10	Form of Waiver and Agreement for Non-Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.11	Form of Sale Participation Agreement (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.13	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.15	Form of Short Term Incentive Plan of the Registrant (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.17	Management Supplemental Benefit Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

Exhibit No.		Description of Exhibit

*10	.24	Employment Agreement between the Registrant and Joseph L. Welch (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.25	Form of Employment Agreements between the Registrant and Edward M. Rahill, Linda H. Blair, Richard A. Schultz and Jon Jipping (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.26	Form of Employment Agreements between the Registrant and Daniel J. Oginsky, Jim D. Cyrulewski, Joseph R. Dudak and Larry Bruneel (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.27	Deferred Compensation Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.28		Service Level Agreement — Construction and Maintenance/ Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.29	Executive Supplemental Retirement Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.34	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.34 to Registrant’s Form 10-Q for the quarter ended September 30, 2005)
*10	.35	Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.35 to Registrant’s 2005 Form 10-K)
*10	.36	Executive Cash Bonus Agreement, dated as of February 8, 2006, between the Registrant and Daniel J. Oginsky (filed as Exhibit 10.36 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.37	ITC Holdings Corp. 2006 Long-Term Incentive Plan (filed as Exhibit 10.37 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.38	Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant (filed as Exhibit 10.38 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.42	Addendum, adopted and effective May 17, 2006, to the International Transmission Company Management Supplemental Benefit Plan established May 10, 2005 (filed with Registrant’s Form 8-K filed on May 23, 2006)
*10	.43	Second Amendment, adopted May 17, 2006 and effective January 1, 2006, to the International Transmission Company Executive Supplemental Retirement Plan, established effective March 1, 2003 (filed with Registrant’s Form 8-K filed on May 23, 2006)
*10	.44	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.47	Form of Amendment to Management Stockholder’s Agreement (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.48	Summary of Stock Ownership Agreement, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.49	Form of Waiver and Agreement for Employees pursuant to the Management Stockholder’s Agreement (filed with Registrant’s Form S-1/A filed on September 25, 2006)
10.51		Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

Exhibit No.	Description of Exhibit

10.52	Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Michigan Electric Transmission Company and Consumers Energy Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.53	Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services between Consumers Energy Company and Michigan Electric Transmission Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.54	Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, as Transmission Provider and Consumers Energy Company, as Local Distribution Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.55	Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement between Michigan Electric Transmission Company and Consumers Energy Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.56	Non-Competition Agreement, dated as of May 1, 2002, by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.57	Settlement Agreement, dated January 19, 2007, by Michigan Electric Transmission Company, LLC, on behalf of itself, Midwest Independent Transmission System Operator, Inc., Consumers Energy Company, the Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc., and
10.58	International Transmission Company (filed with Registrant’s Form 8-K filed on January 23, 2007) Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.59	Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.60	Bridge Loan Agreement, dated as of September 26, 2007, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Lehman Commercial Paper Inc., as the Administrative Agent and Lehman Brothers Inc., as Sole Lead Arranger and Sole Bookrunner (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.61	Form of Distribution-Transmission Interconnection Agreement, by and between ITC Midwest LLC, as Transmission Owner and Interstate Power and Light Company, as Local Distribution Company, dated as of December 17, 2007 (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.62	Form of Large Generator Interconnection Agreement, entered into by the Midwest Independent Transmission System Operator, Inc., Interstate Power and Light Company and ITC Midwest LLC (filed with Registrant’s Form 8-K filed on December 21, 2007)

Exhibit No.		Description of Exhibit

10.63		Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Credit Suisse (Cayman Islands Branch), as Syndication Agent and Lehman Brothers Bank, FSB, as Documentation Agent (filed with Registrant’s Form 8-K filed on January 31, 2008)
*10	.64	Form of Amended and Restated Executive Group Special Bonus Plan of the Registrant, dated November 12, 2007
*10	.65	Form of Amended and Restated Special Bonus Plan of the Registrant, dated November 12, 2007
*10	.66	ITC Holdings Corp. Employee Stock Purchase Plan, as amended June 8, 2007
10.67		Commitment Increase Supplements of the Lenders, dated December 27, 2007, related to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents
21		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.