Form 10-Q
period 2008-03-31
ITC Holdings Corp.
filed 2008-05-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
27175 Energy Way
Novi, MI 48377
(Address Of Principal Executive Offices, Including Zip Code)
(248) 946-3000
(Registrant’s Telephone Number, Including Area Code)
39500 Orchard Hill Place, Suite 200
Novi, Michigan 48375
(Former name, former address and former fiscal year if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 25, 2008 was 49,420,762.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2008

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, an indirect, wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, and ITC Midwest together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy Company;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IUB” are references to the Iowa Utilities Board;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved regional transmission organization, which oversees the operation of the bulk power transmission system for a substantial portion of the midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MPUC” are references to the Minnesota Public Utilities Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation; and

•	“NOLs” are references to net operating loss carryforwards for income taxes.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December, 31,
(in thousands, except share data)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$19,305	$2,616
Accounts receivable	45,021	40,919
Inventory	22,459	26,315
Deferred income taxes	2,828	2,689
Other	6,669	3,518

Total current assets	96,282	76,057
Property, plant and equipment (net of accumulated depreciation and amortization of $893,774 and $879,843, respectively)	2,043,164	1,960,433
Other assets
Goodwill	960,022	959,042
Intangible assets (net of accumulated amortization of $3,781 and $3,025, respectively)	54,626	55,382
Regulatory assets- acquisition adjustments	84,707	86,054
Regulatory assets- Attachment O revenue accrual (including accrued interest of $800 and $552, respectively)	38,764	20,537
Other regulatory assets	30,126	29,449
Deferred financing fees (net of accumulated amortization of $6,500 and $5,138, respectively)	19,850	14,201
Other	10,321	12,142

Total other assets	1,198,416	1,176,807

TOTAL ASSETS	$3,337,862	$3,213,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,395	$47,627
Accrued payroll	5,869	8,928
Accrued interest	14,153	23,088
Accrued taxes	14,218	15,065
ITC Midwest’s asset acquisition additional purchase price accrual	5,033	5,402
Other	8,751	6,317

Total current liabilities	101,419	106,427
Accrued pension and postretirement liabilities	16,629	13,934
Deferred income taxes	106,785	90,617
Regulatory liabilities	191,741	189,727
Other	9,768	6,093
Long-term debt	2,027,690	2,243,424
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,398,488 and 42,916,852 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	841,644	532,103
Retained earnings	43,062	31,864
Accumulated other comprehensive loss	(876)	(892)

Total stockholders’ equity	883,830	563,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,337,862	$3,213,297

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except share and per share data)	2008	2007

OPERATING REVENUES	$141,914	$101,274
OPERATING EXPENSES
Operation and maintenance	21,455	18,540
General and administrative	17,982	15,023
Depreciation and amortization	22,324	16,122
Taxes other than income taxes	10,885	8,770

Total operating expenses	72,646	58,455
OPERATING INCOME	69,268	42,819
OTHER EXPENSES (INCOME)
Interest expense	30,770	19,132
Allowance for equity funds used during construction	(3,096)	(1,240)
Loss on extinguishment of debt	—	349
Other income	(514)	(702)
Other expense	841	333

Total other expenses (income)	28,001	17,872

INCOME BEFORE INCOME TAXES	41,267	24,947
INCOME TAX PROVISION	15,746	8,092

NET INCOME	$25,521	$16,855

Basic earnings per share	$0.54	$0.40
Diluted earnings per share	$0.53	$0.39
Weighted-average basic shares	47,296,423	42,091,356
Weighted-average diluted shares	48,497,189	43,293,874
Dividends declared per common share	$0.290	$0.275
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,521	$16,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,324	16,122
Attachment O revenue accrual — including accrued interest	(18,222)	(17,140)
Deferred income tax expense	14,423	8,092
Allowance for equity funds used during construction	(3,096)	(1,240)
Stock-based compensation expense	1,762	1,127
Amortization of loss on reacquired debt, deferred financing fees and debt discounts	1,976	953
Other	117	(31)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(2,790)	(1,628)
Inventory	2,110	(11,233)
Other current assets	(3,151)	5,404
Accounts payable	3,369	12,226
Accrued interest	(8,935)	(11,497)
Accrued taxes	(847)	(5,459)
Other current liabilities	(3,087)	(3,448)
Long-term assets and liabilities, net	3,206	898

Net cash provided by operating activities	34,680	10,001
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(94,564)	(73,788)
IP&L transmission assets direct acquisition fees	(933)	—
Other	—	925

Net cash used in investing activities	(95,497)	(72,863)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	557,895	—
Repayment of long-term debt	(765,000)	—
Borrowings under revolving credit agreements	164,500	235,900
Repayments of revolving credit agreements	(173,200)	(141,700)
Issuance of common stock	308,904	341
Common stock issuance costs	(734)	—
Dividends on common stock	(14,319)	(11,655)
Repurchase and retirement of common stock	—	(1,841)
Debt issuance costs	(4,123)	(333)
Refundable deposits from generators for transmission network upgrades	3,583	—

Net cash provided by financing activities	77,506	80,712
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,689	17,850
CASH AND CASH EQUIVALENTS — Beginning of period	2,616	13,426

CASH AND CASH EQUIVALENTS — End of period	$19,305	$31,276

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2007 included in ITC Holdings’ Form 10-K for such period.
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
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
(in thousands)	2008	2007

Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$37,729	$29,677
Income taxes paid	—	150
Supplementary noncash investing and financing activities:
Conversion of restricted stock to ITC Holdings’ common stock	—	1,205
Additions to property, plant and equipment (a)	38,156	25,484
Allowance for equity funds used during construction	3,096	1,240

(a)	Amounts consist primarily of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2008 or 2007, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
Comprehensive income
     Comprehensive income is the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources.
     Comprehensive income includes the following components:

	Three months ended
	March 31,
(In thousands)	2008	2007

Net income	$25,521	$16,855
Amortization of interest rate lock cash flow hedges, net of tax of $9 for both periods	16	16

Comprehensive income	$25,537	$16,871

Public Securities Offering
     On January 24, 2008, ITC Holdings completed an underwritten public offering of its common stock. ITC Holdings sold 6,420,737 newly-issued common shares in the offering, which resulted in proceeds of $308.3 million (net of underwriting discount of $13.7 million and before estimated issuance costs of $0.7 million). The proceeds from this offering were used to partially finance ITC Midwest's asset acquisition described in Note 3.

2. RECENT ACCOUNTING PRONOUNCEMENTS
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
Statement of Financial Accounting Standards No. 157, Fair Value Measurements
     Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements, however, we are required to provide additional disclosure as part of our consolidated financial statements. We will adopt SFAS 157 for non-financial assets and non-financial liabilities, such as goodwill and other intangible assets held by us and measured annually for impairment testing purposes only, on January 1, 2009 as required and do not expect the provisions to have a material effect on our consolidated financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments consist primarily of mutual funds and debt and equity securities that are publicly traded and for which market prices are readily available.
     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Trading securities	$5,379	$—	$—
Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)
     Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), requires the recognition of the funded status of a defined benefit plan in the statement of financial position as other comprehensive income. Additionally, SFAS 158 requires that changes in the funded status be recognized through comprehensive income, requires the measurement date for defined benefit plan assets and obligations to be the entity’s fiscal year-end and expands disclosures. Upon adoption of SFAS 158 we applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation and the amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), are recorded as a regulatory asset or liability because as the unrecognized amounts recorded to this regulatory asset are recognized through SFAS 87 and SFAS 106 expenses, under forward-looking Attachment O, they will be recovered from customers in future rates.
     Under the provisions of SFAS 158, we recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of the SFAS 158 funded status recognition and disclosure provisions did not have an impact on our condensed consolidated results of operations or cash flows.
     Under the measurement date requirements of SFAS 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. Historically, we have measured our plan assets and obligations as of a date three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. In 2008, we are required to adopt the change in measurement date by allocating as an adjustment to retained earnings three-fifteenths of net periodic benefit cost as determined for the period from September 30, 2007 to December 31, 2008, pursuant to the transition requirements of SFAS 158. We expect this to result in a decrease in other long-term assets of $0.3 million, an increase in total liabilities of $0.5 million (consisting of a $0.9 million increase in accrued pension and postretirement liabilities offset by a $0.4 million decrease in deferred income tax liabilities) and a $0.8 million (net of tax of a $0.4 million) decrease in retained earnings, which we expect to record in the fourth quarter of 2008. The remaining twelve-fifteenths of net periodic benefit cost of $4.6 million will be recognized during the fiscal year ending December 31, 2008.
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), was issued in February 2007. SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 was effective for us beginning January 1, 2008. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.
Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
     Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for us as of January 1, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements because SFAS 161 provides only for disclosure requirements.
3. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
ITC Midwest’s Acquisition of IP&L Transmission Assets
     On December 20, 2007, ITC Midwest acquired the electric transmission assets of IP&L, for $783.1 million, excluding fees, expenses and purchase price adjustments, pursuant to an asset sale agreement, dated January 18, 2007, with IP&L. The purchase price is subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L on December 20, 2007.
     ITC Midwest’s asset acquisition was accounted for as an acquisition of a group of assets that constitutes a business under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As of March 31, 2008, the purchase price and purchase price allocation has not been finalized. At March 31, 2008, ITC Midwest has recorded $5.0 million in current liabilities for additional purchase price estimated to be paid relating to certain revisions to the original estimated assets acquired and liabilities assumed. We had recorded an estimate of $5.4 million in current liabilities for additional purchase price to be paid at December 31, 2007. ITC Midwest also incurred $12.3 million for professional services and other direct acquisition costs in connection with the acquisition, resulting in an aggregate estimated purchase price of $800.4 million as of March 31, 2008.
     ITC Midwest had recorded an estimate of $11.7 million of professional services and other direct acquisition costs at December 31, 2007. The additional $0.6 million of direct acquisition costs recorded during the three months ended March 31, 2008 are included in the aggregate purchase price and resulted in an increase in goodwill. In addition, as a condition of the Asset Sale Agreement with IP&L, we assumed $1.7 million of prior service obligations for participants who transferred from IP&L to us for postretirement benefits. As of December 31, 2007, we had not recorded a liability for these obligations as they were expected to be fully funded by IP&L. However, during the first quarter of 2008, IP&L only paid us $1.3 million associated with these obligations based on their obligations under the Asset Sale Agreement. The difference of $0.4 million resulted in an increase to goodwill during the three months ended March 31, 2008.
Intangible Assets
     Pursuant to the METC acquisition, we have identified intangible assets with finite lives. During both the three months ended March 31, 2008 and 2007, we recognized $0.8 million of amortization expense of our intangible assets and we expect to amortize $3.0 million of our intangible assets per year over the five years from 2008 through 2012, and $40.4 million thereafter.
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
Forward-Looking Attachment O
     On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. As part of the FERC order dated December 3, 2007 approving ITC Midwest's asset acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O.
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
     The true-up mechanism, under forward-looking Attachment O, meets the requirements of Emerging Issues Task Force Issue No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs, (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using forward-looking Attachment O. Beginning January 1, 2007, ITCTransmission and METC accrued or deferred revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O.
     For the period from December 20, 2007 through December 31, 2007, ITC Midwest’s Attachment O method in effect did not contain a true-up mechanism, and there was no adjustment recognized for billed amounts that differed from actual net revenue requirement. Beginning January 1, 2008, under forward-looking Attachment O, ITC Midwest recovers its expenses and earns a return on and recovers investments in transmission property, plant and equipment on a current rather than a lagging basis and includes a true-up mechanism.
MISO Tariff Revisions
     In November 2004, in FERC Docket No. ER05-273, MISO filed proposed revisions to its tariff related to non-firm redirected service. Specifically, MISO proposed to add language such that a firm point-to-point transmission customer that redirected its original reservation on a non-firm basis over receipt and delivery points other than those originally reserved (i.e., secondary receipt and delivery points) would be charged the higher of: (1) the rate associated with the original firm point-to-point transmission service reservation that was redirected; or (2) the rate for the non-firm point-to-point transmission service obtained over the secondary receipt or delivery point. In January 2005, the FERC issued an order accepting the revisions filed by MISO and suspending the revisions that were to become effective January 30, 2005, subject to refund and the outcome of a hearing. In February 2007, the FERC denied MISO’s tariff revisions, concluding that MISO had not demonstrated that its proposed tariff revisions were consistent with, or superior to, the Order No. 888 pro forma Open Access Transmission Tariff. On October 16, 2007, FERC ordered MISO to calculate refunds, which MISO filed on November 16, 2007. On February 27, 2008 FERC issued a letter order accepting MISO’s refund report and no rehearing was requested. In 2007, we paid $0.6 million for our portion of the refund, which was recorded as a reduction to operating revenues.
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
     From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of 2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA amounts and certain counterparties that paid SECA amounts have filed settlement agreements with the FERC. As of March 31, 2008, ITCTransmission and METC have reserves recorded of $0.4 million and $0.3 million, respectively, as estimates of the amounts to be refunded to the counterparties that have filed settlement agreements with the FERC. For the counterparties who have not filed settlements with the FERC, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these counterparties who have not filed settlements with the FERC.

5. LONG-TERM DEBT
ITC Midwest’s Asset Acquisition Financing
ITC Holdings Bridge Facility
     ITC Holdings received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge facility. Among other fees paid on the Bridge Facility, ITC Holdings paid a funding fee equal to 0.375% of the aggregate amount of the loans borrowed (the “Funding Fee”). The Funding Fee was rebated in full in January 2008 as a result of the Bridge Facility being refinanced with the Lead Arranger within the specified time period, and was applied as a reduction to the issuance costs of ITC Midwest’s asset acquisition financings. The borrowings under the Bridge Facility accrued interest at 5.56% and total interest expense recognized in 2008 was $2.7 million. The proceeds from the Bridge Facility were used to finance a significant portion of ITC Midwest’s asset acquisition.
     In January 2008, we repaid in full all amounts outstanding under the Bridge Facility using the proceeds of ITC Holdings’ $385.0 million Senior Notes, ITC Midwest’s $175.0 million First Mortgage Bonds, Series A and the issuance of 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million, net of underwriting discount. The terms of the ITC Holdings Senior Notes and ITC Midwest First Mortgage Bonds are discussed below.
ITC Holdings Senior Notes
     On January 24, 2008, ITC Holdings issued $385.0 million aggregate principal amount of its 6.050% Senior Notes due January 31, 2018 under its first mortgage indenture, dated as of December 10, 2003 in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The senior notes were sold by ITC Holdings to various initial purchasers pursuant to a purchase agreement dated January 15, 2008. The proceeds were used to partially pay off the balance of the Bridge Facility, which was used to partially finance ITC Midwest’s asset acquisition.
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
ITCTransmission First Mortgage Bonds
     On April 1, 2008, ITCTransmission issued $100.0 million aggregate principal amount of its 5.75% First Mortgage Bonds, Series D, due 2018. The Series D Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property. The proceeds were primarily used to pay off amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement.
Revolving Credit Agreements
ITC Holdings Revolving Credit Agreement
     At March 31, 2008, ITC Holdings had no amounts outstanding under the ITC Holdings Revolving Credit Agreement.
ITCTransmission/METC Revolving Credit Agreement
     At March 31, 2008, ITCTransmission and METC had $91.1 million and $29.3 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement and the weighted-average interest rates of borrowings outstanding under the agreement at March 31, 2008 were 4.8% and 3.8%, respectively. On April 1, 2008, we repaid the outstanding balance of $91.1 million at ITCTransmission using the proceeds from the Series D Bonds issuance.
ITC Midwest Revolving Credit Agreement
     On January 29, 2008, ITC Midwest entered into a Revolving Credit Agreement that establishes an unguaranteed, unsecured $50.0 million (subject to increase to $75.0 million with consent of the lenders) revolving credit agreement under which ITC Midwest may borrow and issue letters of credit. The maturity date of the ITC Midwest Revolving Credit Agreement is January 29, 2013. ITC Midwest’s loans made under the ITC Midwest Revolving Credit Agreement will bear interest at a variable rate, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. The ITC Midwest Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITC Midwest’s credit rating. At March 31, 2008, ITC Midwest had $13.4 million outstanding under the ITC Midwest Revolving Credit Agreement and the weighted-average interest rate of borrowings outstanding under the facility at March 31, 2008 was 3.2%.
6. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three months ended March 31, 2008 and 2007 is presented in the following table:

	Three months ended
	March 31,
(In thousands, except share and per share data)	2008	2007

Basic earnings per share:
Net income	$25,521	$16,855
Weighted-average shares outstanding	47,296,423	42,091,356

Basic earnings per share	$0.54	$0.40

Diluted earnings per share:
Net income	$25,521	$16,855
Weighted-average shares outstanding	47,296,423	42,091,356
Incremental shares of stock-based awards	1,200,766	1,202,518

Weighted-average dilutive shares outstanding	48,497,189	43,293,874

Diluted earnings per share	$0.53	$0.39

     Basic earnings per share excludes 446,210 and 256,973 shares of restricted common stock at March 31, 2008 and 2007, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     During the three months ended March 31, 2008 and 2007 there were 109,196 and 13,372 potential shares of common stock, respectively, that were excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was anti-dilutive.
7. TAXES
Michigan Business Tax
     On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with credits for certain activities. In December 2007, a 21.99% surcharge was added to both the business income tax and modified gross receipts tax, resulting in total rates of 6.04% and 0.98%, respectively. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The new tax resulted in a state income tax provision recorded for the three months ended March 31, 2008 of $2.0 million. For the three months ended March 31, 2007, we had recorded $0.5 million in tax other than income tax for the Michigan Single Business Tax.
8. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
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
     Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2008	2007

Service cost	$483	$400
Interest cost	284	250
Expected return on plan assets	(256)	(150)
Amortization of prior service cost	(220)	(275)
Amortization of unrecognized loss	434	450

Net pension cost	$725	$675

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. Upon the consummation of ITC Midwest’s asset acquisition, we assumed $1.7 million of prior service obligations for participants who transferred from IP&L to us for postretirement benefits, of which IP&L funded for $1.3 million during the first quarter of 2008 as a condition of the Asset Sale Agreement.
     Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2008	2007

Service cost	$413	$300
Interest cost	170	100
Expected return on plan assets	(55)	—
Amortization of prior service cost	147	—
Amortization of unrecognized actuarial loss	—	100

Net postretirement cost	$675	$500

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.6 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

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
     CSX Transportation, Inc.
     On August 2, 2006, CSX Transportation, Inc. (“CSX”) filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. The total alleged damage in this lawsuit is approximately $1.1 million. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, asserting that damage claims of CSX arising from the contractual liability of ITCTransmission are not covered under insurance. ITCTransmission has determined that an immaterial amount of the claimed damages relate to an alleged contractual liability, which, if proven, would not be covered under insurance and therefore would be payable by ITCTransmission. During the year ended December 31, 2007, we recorded an accrual of $0.2 million for this matter in general and administrative expenses. The parties entered into settlement discussions and in March 2008, ITCTransmission, by and through its insurer, reached an agreement in principle with CSX on a settlement. Additionally, ITCTransmission settled with its insurer the amount to be covered by insurance for this matter. As of March 31, 2008, no adjustment has been recorded to the accrual of $0.2 million for our estimate of the contractual liability not covered by insurance that may result from this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in or implied by these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2007 (as revised in Part II, Item 1A of this Form 10-Q) and the following:
•	certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest's asset acquisition) that could have an adverse effect on our business, financial condition, results of operations and cash flows;

•	approval of ITC Midwest's asset acquisition by state regulatory authorities in Iowa and Minnesota has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest's asset acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease their respective expected rate bases and therefore our revenues;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions or may subject us to liabilities;

•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our stockholders;

•	if the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

•	each of our Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues (Detroit Edison for ITCTransmission, Consumers Energy for METC and IP&L for ITC Midwest), and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations;

•	METC does not own the majority of the land on which its transmission assets are located. A significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission and ITC Midwest’s other property consists of easements. As a result each of our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner;

•	deregulation and/or increased competition may adversely affect customers of our Regulated Operating Subsidiaries, or customers of Detroit Edison, Consumers Energy or IP&L, which may affect our ability to collect revenues;

•	hazards associated with high-voltage electricity transmission, such as explosions, fires, inclement weather, natural disasters, mechanical failure and related matters, may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties;

•	we are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	the purchase price for ITC Midwest’s asset acquisition remains subject to adjustment and, therefore, the final purchase price cannot be determined at this time;

•	we may encounter difficulties consolidating IP&L’s electric transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of ITC Midwest’s asset acquisition;

•	if one or both of ITC Midwest’s operating agreements with IP&L and American Transmission Company, LLC were terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L and American Transmission Company, LLC;

•	unless we receive dividends or other payments from our Regulated Operating Subsidiaries, we will be unable to pay dividends to our stockholders and fulfill our cash obligations;

•	we are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations, pay dividends and/or obtain additional financing;

•	certain provisions in our debt instruments may limit our financial flexibility;

•	adverse changes in our credit ratings may negatively affect us;

•	we have limitations on the amount of federal income tax NOLs that we may use to reduce our tax liability in a given period;

•	provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company;

•	provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock;

•	future sales of our shares could depress the market price of our common stock; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
     As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electricity transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in Note 4 to the condensed consolidated financial statements.
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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2008 or may affect future results are:
•	Capital investment of $52.1 million, $26.2 million and $17.8 million at ITCTransmission, METC and ITC Midwest, respectively for the three months ended March 31, 2008, resulting from our focus on improving system reliability;

•	ITC Midwest’s acquisition of the transmission assets of IP&L on December 20, 2007 and the related financing activities; and

•	Debt issuances and borrowings under our revolving credit agreements in 2007 and 2008 resulting in higher interest expense.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
ITC Midwest’s Acquisition of Transmission Assets and Related Financing Activities
     On December 20, 2007, ITC Midwest acquired the electric transmission assets of IP&L, for $783.1 million, excluding fees and expenses of $12.3 million, pursuant to an asset sale agreement, dated January 18, 2007, with IP&L pursuant to which it agreed to acquire, subject to certain exclusions, the electric transmission assets of IP&L. The purchase price is subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L. The electric transmission assets ITC Midwest acquired consist of approximately 6,800 miles of transmission lines at voltages of 34.5kV to 345kV and associated substations, located in portions of Iowa, Minnesota, Illinois and Missouri. The estimated rate base used to calculate the initial purchase price, which is subject to adjustment as described above, was approximately $450.0 million.
     As part of the orders approving the acquisition by the IUB and MPUC, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the acquisition. ITC Midwest has also committed not to recover the first $15.0 million in transaction-related costs under any circumstances. Additionally, as part of the MPUC approval, ITC Midwest agreed to comply with certain specified conditions and commitments, including a commitment not to seek an increase on the return on equity approved by the FERC of 12.38% for a period of five years and a commitment to offer an interconnection tariff similar to that approved by the FERC and offered in Michigan by ITCTransmission and METC. In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two construction projects intended to improve the reliability and efficiency of its electric transmission system. ITC Midwest agreed to use commercially reasonable efforts to complete these projects over the next two to four years. In the event ITC Midwest fails to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure will be reduced to 10.39% under Attachment O until such time as it completes these projects.
     The regulatory approvals of the acquisition obtained in Iowa and Minnesota are currently being appealed, although we believe such appeals are without merit and will not be successful. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving the acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Part II Item 1A Risk Factors.”
     We financed ITC Midwest’s asset acquisition (including related fees and expenses) with borrowings of $765.0 million under an ITC Holdings bridge facility (the “Bridge Facility”) and cash on hand of $18.1 million.
     In January 2008, we repaid in full all amounts outstanding under the Bridge Facility using the proceeds of ITC Holdings’ issuance of $385.0 million principal amount of its Senior Notes, ITC Midwest’s issuance of $175.0 million principal amount of its First Mortgage Bonds, Series A and ITC Holdings’ issuance of 6,420,737 shares of its common stock for proceeds of $308.3 million (net of underwriting discount of $13.7 million and before estimated issuance costs of $0.7 million). See Note 5 to the condensed consolidated financial statements.
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
     Based on our planning studies, for the seven-year period from January 1, 2005 through December 31, 2011 we expect ITCTransmission to invest approximately $1 billion within its service territory to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes in southeastern Michigan that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet expected growth in peak electrical demand; and (3) invest in property, plant and equipment for the primary benefit of relieving congestion in the transmission system in southeastern Michigan. Total investments in property, plant and equipment at ITCTransmission for the three months ended March 31, 2008 were $52.1 million and the total investments for the period January 1, 2005 through March 31, 2008 were $552.1 million. We expect ITCTransmission’s total investments in property, plant and equipment in 2008 to be approximately $95 million to $110 million, based on projects currently planned or being considered.
     We expect METC to invest approximately $600 million in its system over the seven-year period from January 1, 2007 through December 31, 2013. Total investments in property, plant and equipment at METC for the three months ended March 31, 2008 were $26.2 million and the total investments for the period January 1, 2007 through March 31, 2008 were $101.7 million. We expect that investments in property, plant and equipment at METC in 2008 will be approximately $105 million to $130 million, based on projects currently planned or being considered.
     We expect that ITC Midwest will invest up to $1 billion over the seven to ten years beginning January 1, 2008. As part of the regulatory proceedings approving ITC Midwest's asset acquisition, ITC Midwest has made several investment commitments relating to our transmission systems, including completing projects anticipated to cost at least approximately $100 million over the next five years dedicated to reducing transmission constraints as well as investing at least an additional $250 million in other projects over the next five years. Total investments in property, plant and equipment for the three months ended March 31, 2008 at ITC Midwest were $17.8 million. We expect that investments in property, plant and equipment at ITC Midwest in 2008 will be approximately $85 million to $100 million, based on projects currently planned or being considered.
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
     The following table shows additions to property, plant and equipment for our Regulated Operating Subsidiaries for the years ended December 31, 2006 and 2007 and the three months ended March 31, 2008. The amount differs from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows primarily due to differences in construction labor and materials costs incurred compared to cash paid during that period.

(in millions)
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$ 171.5
$ 7.0
$ 210.7
$ 75.5
$2.5
$52.1
$26.2
$17.8
2006
2007
Three months ended March 31, 2008

ITCTransmission's additions to property, plant and equipment.

METC's additions to property, plant and equipment. METC's additions to property, plant and equipment for 2006 are from the period from October 10, 2006 through December 31, 2006.

ITC Midwest's additions to property, plant and equipment. ITC Midwest's additions to property, plant and equipment for 2007 are from the period from December 20, 2007 through December 31, 2007.

     We assess our performance based in part on the levels of prudent and necessary capital investment and maintenance spending on our transmission systems.
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
     Under forward-looking Attachment O, although the monthly peak loads continue to be used for billing network revenues, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. This results in more consistent net income for each quarterly period within a given year, compared to the historical Attachment O method that applied to ITCTransmission and METC prior to January 1, 2007 and ITC Midwest prior to January 1, 2008.

     ITCTransmission’s and METC’s monthly peak loads for the three months ended March 31, 2008 were down 2.2% compared to the corresponding total for 2007 as shown in the table below. The monthly peak load is affected by many factors, but is generally higher in the summer months when cooling demand is higher.
Monthly Peak Load (in MW)

	2008			2007			2006
	ITC Midwest	METC	ITCTransmission	ITC Midwest	METC	ITCTransmission	METC	ITCTransmission
January	2,974	6,094	7,889		6,051	7,876		7,754
February	2,890	6,139	7,713		6,227	8,170		7,667
March	2,733	5,797	7,511		6,006	7,739		7,554
April					5,473	7,141		7,035
May					6,981	9,927		10,902
June					8,511	11,761		9,752
July					8,672	11,706		12,392
August					8,955	12,087		12,745
September					7,908	11,033		8,415
October					7,524	10,382	5,642	7,302
November					6,200	7,812	6,103	7,724
December				2,244	6,215	8,022	6,527	8,257

Total				2,244	84,723	113,656	18,272	107,499

RESULTS OF OPERATIONS
Results of Operations and Variances

				Percentage
	Three months ended March 31,		Increase	increase
(In thousands)	2008	2007	(decrease)	(decrease)

OPERATING REVENUES	$141,914	$101,274	$40,640	40.1%
OPERATING EXPENSES
Operation and maintenance	21,455	18,540	2,915	15.7%
General and administrative	17,982	15,023	2,959	19.7%
Depreciation and amortization	22,324	16,122	6,202	38.5%
Taxes other than income taxes	10,885	8,770	2,115	24.1%

Total operating expenses	72,646	58,455	14,191	24.3%
OPERATING INCOME	69,268	42,819	26,449	61.8%
OTHER EXPENSES (INCOME)
Interest expense	30,770	19,132	11,638	60.8%
Allowance for equity funds used during construction	(3,096)	(1,240)	(1,856)	149.7%
Loss on extinguishment of debt	—	349	(349)	(100.0)%
Other income	(514)	(702)	188	(26.8)%
Other expense	841	333	508	152.6%

Total other expenses (income)	28,001	17,872	10,129	56.7%

INCOME BEFORE INCOME TAXES	41,267	24,947	16,320	65.4%
INCOME TAX PROVISION	15,746	8,092	7,654	94.6%

NET INCOME	$25,521	$16,855	$8,666	51.4%

     Operating Revenues
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2008		2007		Increase	increase
(In thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)

Network revenues	$128,049	90.2%	$93,950	92.8%	$34,099	36.3%
Point-to-point	5,373	3.8%	3,648	3.6%	1,725	47.3%
Scheduling, control and dispatch	4,070	2.9%	3,169	3.1%	901	28.4%
Regional cost sharing revenues	3,672	2.6%	—	0.0%	3,672	n/a
Other	750	0.5%	507	0.5%	243	47.9%

Total	$141,914	100.0%	$101,274	100.0%	$40,640	40.1%

     Network revenues include the Attachment O revenue accrual as described in Note 4 to the condensed consolidated financial statements. Network revenues increased by $28.2 million due to the December 2007 asset acquisition by ITC Midwest, for which no revenues were included in our results of operations for the three months ended March 31, 2007. Additionally, METC and ITCTransmission recognized additional network revenues of $3.9 million and $2.0 million, respectively, due to higher net revenue requirements primarily due to higher rate base as a result of property, plant and equipment placed in service, among other factors.
     The Attachment O revenue accrual at our Regulated Operating Subsidiaries resulted from actual net revenue requirement for the three months ended March 31, 2008 that exceeded network revenues billed for the three months ended March 31, 2008. The table below illustrates the calculation of the total Attachment O revenue accrual for the three months ended March 31, 2008.
Attachment O revenue accrual summary
(In thousands)

Line	Item	ITCTransmission	METC	ITC Midwest	Total
1	Actual net revenue requirement	$61,102	$38,736	$28,211
2	Network revenues billed(a)	54,122	35,987	19,962

3	Attachment O revenue accrual (line 1 — line 2)	$6,980	$2,749	$8,249	$17,978

(a)	Network revenues billed is calculated based on the monthly network peak load at ITCTransmission, METC and ITC Midwest multiplied by the monthly network rate of $2.350 per kW/month for ITCTransmission, $1.985 per kW/month for METC and $2.564 per kW/month for ITC Midwest during 2008, adjusted for the actual number of days in the month.
     Point-to-point revenues increased primarily due to the addition of $1.1 million of ITC Midwest revenues.
     Scheduling, control and dispatch revenues increased primarily due to the addition of $0.6 million of ITC Midwest revenues.
     Regional cost sharing revenues are revenues received from transmission customers associated with network upgrades to our transmission systems that are eligible for regional cost sharing under Attachment FF of the MISO Transmission and Energy Market Tariff (Docket No. ER06-18) that became applicable for us during 2008. We expect to continue to receive regional cost sharing revenues and the amounts could become more significant in near future. These revenues are treated as a revenue credit in Attachment O, which reduce our net revenue requirement. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O” in our most recent Form 10-K for a discussion of the calculation of net revenue requirement.

     Operating Expenses
     Operation and maintenance expenses
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Operation and maintenance expenses increased primarily due to amounts incurred by ITC Midwest, for which no amounts were included in our results of operations for the three months ended March 31, 2007. ITC Midwest incurred $2.4 million of expenses for transmission structure maintenance, inspections and other maintenance activities. ITC Midwest also incurred transmission system monitoring and control expenses of $0.6 million under its services agreement with IP&L and operating agreement with American Transmission Company, LLC. Operations and maintenance expenses increased at ITCTransmission by $0.4 million primarily for transmission structure maintenance. Partially offsetting these increases was a decrease of $0.7 million at METC due to expenses incurred during the three months ended March 31, 2007 for training of contractors to transition certain activities from Consumers Energy.
     General and administrative expenses
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     General and administrative expenses increased by $0.8 million due to higher compensation and benefits expenses primarily resulting from personnel additions and $1.2 million due to higher business expenses including information technology support, both of which include incremental costs incurred by ITC Midwest. Additionally, we awarded an executive bonus in the form of a deferred stock unit grant resulting in $0.9 million of expense. Expenses also increased by $0.6 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses not included in the increases explained above. Partially offsetting the increases above was a decrease in general and administrative expenses of $0.5 million for lower professional advisory and consulting services.
     Depreciation and amortization expenses
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Depreciation and amortization expenses increased at ITCTransmission and METC primarily due to a higher depreciable asset base resulting from property, plant and equipment additions. Additionally, ITC Midwest recognized depreciation expenses of $4.1 million for the three months ended March 31, 2008.
     Taxes other than income taxes
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Taxes other than income taxes increased due to property tax expenses at ITC Midwest of $1.6 million for the three months ended March 31, 2008. Additionally, property tax expenses at ITCTransmission and METC increased by $0.9 million primarily due to ITCTransmission’s and METC’s capital additions, which are included in the assessments for 2008 personal property taxes. Partially offsetting these increases was a decrease of $0.5 million as a result of the replacement of the Michigan Single Business Tax discussed in Note 7 to the condensed consolidated financial statements.
     Other expenses (income)
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Interest expense increased primarily due to higher borrowing levels to finance capital expenditures and to finance the ITC Midwest acquisition.
     AFUDC Equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2008 compared to 2007.

     Income Tax Provision
     Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Our effective tax rate of 38.2% for the three months ended March 31, 2008 differed from our 35% statutory federal income tax rate primarily due to state income tax provision of $2.0 million recorded during the three months ended March 31, 2008 and our accounting for the tax effects of AFUDC Equity. The state income tax provision is primarily a result of the new Michigan Business tax as discussed in Note 7 to the condensed consolidated financial statements. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC Equity in their actual net revenue requirements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. The effective tax rate of 32.4% for the three months ended March 31, 2007 differed from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of AFUDC Equity.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements, subject to certain conditions. In addition, we may secure additional funding in the financial markets. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures. Our plans with regard to property, plant and equipment investments are described in detail above under “Trends and Seasonality.” Additionally, we are pursuing other development activities as described in “Recent Developments —Development Activities” in our most recent Form 10-K that could result in significant capital expenditures.

•	Fund additional purchase price for ITC Midwest’s acquisition of the transmission assets of IP&L.

•	Fund working capital requirements.

•	Fund our debt service requirements, which are described in more detail under “—Contractual Obligations” in our Form 10-K for the year ended December 31, 2007 and as updated in this Form 10-Q. We expect our interest payments to increase during 2008 compared to 2007 as a result of additional debt incurred in 2007 and 2008, primarily in connection with ITC Midwest’s acquisition of IP&L’s transmission assets.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 8 to the condensed consolidated financial statements.

•	Fund business development expenses, consisting primarily of forecasted expenses of $3.8 million at ITC Grid Development and its subsidiaries in 2008.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements as needed to meet our other short-term cash requirements. As of March 31, 2008, we had consolidated indebtedness under our revolving credit agreements of $133.8 million, with unused capacity of $206.2 million. Refer to Note 5 to the condensed consolidated financial statements for a discussion of our indebtedness.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $34.7 million and $10.0 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash provided by operating activities was primarily due to higher network revenues billed, the recognition of regional cost sharing revenues, higher point-to-point revenues and higher scheduling control and dispatch revenues of $33.3 million, $3.7 million, $1.7 million and $0.9 million, respectively. The increase was partially offset by higher operating and maintenance expenses and general and administrative expenses in 2008 of $2.9 million and $3.0 million, respectively. Additionally, we made $8.1 million of additional interest payments (excluding interest capitalized) during the three months ended March 31, 2008 compared to the same period in 2007 due primarily to higher outstanding balances of long-term debt.
Cash Flows From Investing Activities
     Net cash used in investing activities was $95.5 million and $72.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher levels of capital investment in property, plant and equipment in 2008.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $77.5 million and $80.7 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash provided by financing activities was due to the net decrease in borrowings under our revolving credit facility of $102.9 million during the three months ended March 31, 2008 as compared to the same period in 2007. This decrease was partially offset by the net proceeds resulting from the permanent financing in January 2008 of ITC Midwest’s acquisition and the Bridge Facility redemption. We issued $385.0 million principal amount of ITC Holdings’ Senior Notes, $175.0 million principal amount of ITC Midwest’s First Mortgage Bonds, Series A and 6,420,737 shares of ITC Holdings’ common stock (for proceeds of $308.3 million, net of underwriting discount) from which we repaid in full all amounts outstanding under the $765.0 million Bridge Facility.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2007. There have been no material changes to that information during the three months ended March 31, 2008, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 5 to the condensed consolidated financial statements. For the debt issuances in January 2008 used to repay the ITC Holdings Bridge Facility, our expected interest payments are $17.7 million in 2008 and $34.1 million annually thereafter until maturity in 2018 and 2038 (interest payable on January 31 and July 31). For the ITCTransmission Series D Bonds issued in April 2008, our expected interest payments are $2.9 million in 2008 and $5.8 million annually thereafter until maturity in 2018 (interest payable on April 1 and October 1).
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2007 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,883.6 million at March 31, 2008. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $1,893.9 million at March 31, 2008. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at March 31, 2008. An increase in interest rates of 10% at March 31, 2008 would decrease the fair value of our debt by $85.6 million, and a decrease in interest rates of 10% at March 31, 2008 would increase the fair value of our debt by $94.2 million at that date.
Revolving Credit Agreements
     At March 31, 2008, ITC Holdings, ITCTransmission, METC and ITC Midwest had $0.0 million, $91.1 million, $29.3 million and $13.4 million outstanding, respectively, under their revolving credit agreements, which are variable rate loans and for which fair value approximates book value. A 10% increase in short-term borrowing rates would increase total interest expense by $0.6 million for an annual period on a constant borrowing level of $133.8 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2007, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to assure that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by applicable interpretations of Rule 13a-15 and as noted in our most recent Form 10-K report, management’s assessment of internal control over financial reporting as of December 31, 2007 did not include an assessment of the internal control over financial reporting of the electric transmission assets of IP&L acquired in December 2007 by ITC Midwest. ITC Midwest constituted 0.6% of our 2007 consolidated revenues and 26.5% of our consolidated total assets as of December 31, 2007. These acquired assets will be included in the assessment of internal controls over financial reporting as of December 31, 2008.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007.
Approval of ITC Midwest's asset acquisition by state regulatory authorities in Iowa and Minnesota has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest's asset acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     In September 2007, the IUB issued an order declining to disapprove ITC Midwest's asset acquisition and terminating the review docket, and ITC Midwest's asset acquisition was accordingly deemed to be approved by operation of law upon the subsequent expiration in September 2007 of the prescribed statutory period. The IUB order recognized that regulatory approvals in other jurisdictions were required, and stated that material changes in ITC Midwest's asset acquisition imposed by such approvals could require the submission of a new proposal for IUB review if such changes materially altered the basis for the IUB order. On October 19, 2007, the Iowa Office of Consumer Advocate filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove ITC Midwest's asset acquisition. The case is scheduled for oral argument and final submission in May 2008, and thus the outcome of such case is unknown at this time. A decision by the District Court is expected in 2008, and is subject to appeal to the Supreme Court of Iowa. The Minnesota Office of the Attorney General has filed a Petition for Reconsideration and Request for Stay of the MPUC’s December 18, 2007 approval of ITC Midwest's asset acquisition and the outcome of such proceeding is unknown at this time. The Attorney General’s Petition is currently pending before the MPUC. At a meeting held on February 14, 2008, the MPUC granted the Petition for Reconsideration for the purpose of further considering the merits of the petition. On April 10, 2008, the MPUC denied the Petition for Reconsideration and Request for Stay of its previous order. The decision of the MPUC is appealable to the Minnesota Court of Appeals. If such proceedings are ultimately decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest's asset acquisition in Iowa and Minnesota could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be incorporated by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
4.18	Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)

4.19	First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form 8-K filed on February 1, 2008)

4.20	First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)

4.21	Fourth Supplemental Indenture, dated as of March 25, 2008, between International Transmission Company and The Bank of New York Trust Company, N.A., as trustee (filed with the Registrant’s Form 8-K filed on March 27, 2008)

10.63	Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as the borrower, various financial institutions and other persons from time to time parties thereto, as the lenders, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Credit Suisse (Cayman Islands Branch), as syndication agent and Lehman Brothers Bank, FSB, as documentation agent (filed with Registrant’s Form 8-K filed on January 31, 2008)

10.68	Deferred Stock Unit Award Agreement, dated February 25, 2008, pursuant to the 2006 Long-Term Incentive Plan of ITC Holdings Corp., between the Registrant and Joseph L. Welch

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 1, 2008

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
Director, President and Chief Executive Officer and Treasurer (principal executive officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill Senior Vice President-
Finance and Chief Financial Officer (principal financial officer and principal accounting officer)