Form 10-Q
period 2008-06-30
ITC Holdings Corp.
filed 2008-08-07
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of August 1, 2008 was 49,471,125.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2008

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, an indirect, wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, and ITC Midwest together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IUB” are references to the Iowa Utilities Board;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved regional transmission organization, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts); and

•	“NERC” are references to the North American Electric Reliability Corporation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$13,400	$2,616
Accounts receivable	55,854	40,919
Inventory	22,786	26,315
Deferred income taxes	12,910	2,689
Other	5,876	3,518

Total current assets	110,826	76,057
Property, plant and equipment (net of accumulated depreciation and amortization of $898,729 and $879,843, respectively)	2,114,617	1,960,433
Other assets
Goodwill	960,071	959,042
Intangible assets (net of accumulated amortization of $4,537 and $3,025, respectively)	53,870	55,382
Regulatory assets- acquisition adjustments	83,359	86,054
Regulatory assets- Attachment O revenue accrual (including accrued interest of $1,141 and $552, respectively)	72,492	20,537
Other regulatory assets	29,732	29,449
Deferred financing fees (net of accumulated amortization of $6,981 and $5,138, respectively)	20,656	14,201
Other	21,441	12,142

Total other assets	1,241,621	1,176,807

TOTAL ASSETS	$3,467,064	$3,213,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,493	$47,627
Accrued payroll	7,915	8,928
Accrued interest	37,970	23,088
Accrued taxes	22,647	15,065
ITC Midwest’s asset acquisition additional purchase price accrual	4,960	5,402
Refundable deposits from generators for transmission network upgrades	9,902	2,352
Other	3,811	3,965

Total current liabilities	150,698	106,427
Accrued pension and postretirement liabilities	16,515	13,934
Deferred income taxes	135,917	90,617
Regulatory liabilities	193,500	189,727
Other	4,490	6,093
Long-term debt	2,065,652	2,243,424
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,463,885 and 42,916,852 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	843,777	532,103
Retained earnings	57,375	31,864
Accumulated other comprehensive loss	(860)	(892)

Total stockholders’ equity	900,292	563,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,467,064	$3,213,297

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
OPERATING REVENUES	$160,616	$106,303	$302,530	$207,577
OPERATING EXPENSES
Operation and maintenance	32,902	21,503	54,357	40,043
General and administrative	21,361	12,203	39,343	27,226
Depreciation and amortization	23,446	16,711	45,770	32,833
Taxes other than income taxes	10,313	8,066	21,198	16,836
Gain on sale of asset	(1,445)	—	(1,445)	—

Total operating expenses	86,577	58,483	159,223	116,938
OPERATING INCOME	74,039	47,820	143,307	90,639
OTHER EXPENSES (INCOME)
Interest expense	29,946	19,940	60,716	39,072
Allowance for equity funds used during construction	(2,284)	(1,613)	(5,380)	(2,853)
Loss on extinguishment of debt	—	—	—	349
Other income	(552)	(1,018)	(1,062)	(1,720)
Other expense	597	336	1,434	669

Total other expenses (income)	27,707	17,645	55,708	35,517

INCOME BEFORE INCOME TAXES	46,332	30,175	87,599	55,122
INCOME TAX PROVISION	17,671	10,176	33,417	18,268

NET INCOME	$28,661	$19,999	$54,182	$36,854

Basic earnings per share	$0.58	$0.47	$1.13	$0.87
Diluted earnings per share	$0.57	$0.46	$1.10	$0.85
Weighted-average basic shares	49,002,365	42,269,646	48,153,011	42,180,993
Weighted-average diluted shares	50,205,625	43,424,029	49,355,024	43,432,526
Dividends declared per common share	$0.290	$0.275	$0.580	$0.550
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,182	$36,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	45,770	32,833
Attachment O revenue accrual — including accrued interest	(51,946)	(23,541)
Deferred income tax expense	32,564	18,268
Allowance for equity funds used during construction	(5,380)	(2,853)
Stock-based compensation expense	3,220	1,622
Amortization of loss on reacquired debt, deferred financing fees and debt discounts	3,075	2,190
Other	(1,435)	(76)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(13,623)	(14,703)
Inventory	1,783	(10,256)
Other current assets	(2,358)	5,893
Accounts payable	15,969	14,922
Accrued interest	14,882	727
Accrued taxes	7,582	1,513
Other current liabilities	(1,502)	(5,599)
Non-current assets and liabilities, net	(1,639)	1,288

Net cash provided by operating activities	101,144	59,082
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(193,793)	(148,162)
ITC Midwest’s asset acquisition direct fees	(981)	(1,459)
Other	1,445	926

Net cash used in investing activities	(193,329)	(148,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	657,782	—
Borrowings under ITC Holdings’ Term Loan Agreement	—	25,000
Repayment of long-term debt	(765,000)	—
Borrowings under revolving credit agreements	282,500	293,300
Repayments of revolving credit agreements	(353,200)	(209,600)
Issuance of common stock	309,427	1,759
Common stock issuance costs	(755)	(5)
Dividends on common stock	(28,662)	(23,363)
Repurchase and retirement of common stock	—	(1,841)
Debt issuance costs	(5,409)	(565)
Refundable deposits from generators for transmission network upgrades	6,286	—

Net cash provided by financing activities	102,969	84,685
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	10,784	(4,928)
CASH AND CASH EQUIVALENTS — Beginning of period	2,616	13,426

CASH AND CASH EQUIVALENTS — End of period	$13,400	$8,498

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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2008	2007
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$42,758	$36,505
Income taxes paid	1,314	2,058
Supplementary noncash investing and financing activities:
Additions to property, plant and equipment (a)	35,772	26,472
Allowance for equity funds used during construction	5,380	2,853

(a)	Amounts consist primarily of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2008 or 2007, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
Comprehensive Income
     Comprehensive income is the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources.
     Comprehensive income includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net income	$28,661	$19,999	$54,182	$36,854
Amortization of interest rate lock cash flow hedges, net of tax of $9 for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $17 for the six months ended June 30, 2008 and 2007, respectively	16	16	32	32

Comprehensive income	$28,677	$20,015	$54,214	$36,886

2. RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. FSP EITF 03-6-1 is effective for us beginning January 1, 2009. Upon adoption, FSP EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings-per-share computations to reflect the FSP’s provisions. We have share-based payment awards that include non-forfeitable rights to dividends and we are evaluating the future impact of FSP EITF 03-6-1 on our earnings-per-share computations.
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
Statement of Financial Accounting Standards No. 157, Fair Value Measurements
     Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements; however, we are required to provide additional disclosure as part of our consolidated financial statements. We will adopt SFAS 157 for non-financial assets and non-financial liabilities, such as goodwill and other intangible assets held by us and measured annually for impairment testing purposes only, on January 1, 2009 as required and do not expect the provisions to have a material effect on our consolidated financial statements.
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
     As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments consist primarily of mutual funds and debt and equity securities that are publicly traded and for which market prices are readily available.

     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Trading securities	$6,285	$—	$—
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
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), was issued in February 2007. SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 was effective for us beginning January 1, 2008. The adoption of this statement did not have a material effect on our consolidated financial statements.
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
Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles
     Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), was issued in May 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective for us 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
3. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
ITC Midwest’s Acquisition of IP&L Transmission Assets
     On December 20, 2007, ITC Midwest acquired the electric transmission assets of IP&L, for $783.1 million, excluding fees, expenses and purchase price adjustments, pursuant to an asset sale agreement, dated January 18, 2007, with IP&L (the “Asset Sale Agreement”). The purchase price is subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L on December 20, 2007.
     ITC Midwest’s asset acquisition was accounted for as an acquisition of a group of assets that constitutes a business under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As of June 30, 2008, the purchase price and purchase price allocation has not been finalized. At June 30, 2008, ITC Midwest has recorded $5.0 million in current liabilities for additional purchase price estimated to be paid relating to certain revisions to the original estimated assets acquired and liabilities assumed. We had recorded an estimate of $5.4 million in current liabilities for additional purchase price to be paid at December 31, 2007.
     ITC Midwest also incurred $12.3 million for professional services and other direct acquisition costs in connection with the acquisition, resulting in an aggregate estimated purchase price of $800.4 million as of June 30, 2008. ITC Midwest had recorded an estimate of $11.7 million of professional services and other direct acquisition costs at December 31, 2007. The additional $0.6 million of direct acquisition costs recorded during the six months ended June 30, 2008 are included in the aggregate purchase price and resulted in an increase in goodwill.
     In addition, as a condition of the Asset Sale Agreement we assumed $1.7 million of prior service obligations for participants who transferred from IP&L to us for postretirement benefits. As of December 31, 2007, we had not recorded a liability for these obligations as they were expected to be fully funded by IP&L. However, during the first quarter of 2008, IP&L only paid us $1.3 million associated with these obligations based on their obligations under the Asset Sale Agreement. The difference of $0.4 million resulted in an increase to goodwill during the six months ended June 30, 2008.
Intangible Assets
     We have identified intangible assets with finite lives as a result of the METC acquisition in 2006. During both the six months ended June 30, 2008 and 2007, we recognized $1.5 million of amortization expense of our intangible assets and we expect to amortize $3.0 million of our intangible assets per year over the five years from 2008 through 2012, and $40.4 million thereafter.

4. REGULATORY MATTERS
Attachment O Network Transmission Rates
     Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO, including each of our Regulated Operating Subsidiaries. Rates are generally set annually under Attachment O and remain in effect for a one-year period. Rates derived using Attachment O are posted on the MISO Open Access Same-Time Information System each year. The information used to complete the Attachment O template is subject to verification by MISO. By completing the Attachment O template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems, operating expenses and additions to property, plant and equipment when placed in service, among other items.
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
     Forward-Looking Attachment O
     On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. As part of the FERC order dated December 3, 2007 approving ITC Midwest’s asset acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O. The compliance filing we made for ITC Midwest’s forward-looking Attachment O is pending at FERC.
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
     The true-up mechanism under forward-looking Attachment O meets the requirements of Emerging Issues Task Force Issue No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs, (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using forward-looking Attachment O. Beginning January 1, 2007, ITCTransmission and METC accrued or deferred revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O.
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

     From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of 2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA amounts and certain counterparties that paid SECA amounts have filed settlement agreements with the FERC. As of June 30, 2008, ITCTransmission and METC have reserves recorded of $0.6 million and $0.4 million, respectively, as estimates of the amounts to be refunded to the counterparties that have filed settlement agreements with the FERC. For the counterparties who have not filed settlements with the FERC, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these counterparties who have not filed settlements with the FERC.
5. LONG-TERM DEBT
ITC Midwest’s Asset Acquisition Debt Financing
     ITC Holdings Bridge Facility
     ITC Holdings received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge facility (the “Bridge Facility”). Among other fees paid on the Bridge Facility, ITC Holdings paid a funding fee equal to 0.375% of the aggregate amount of the loans borrowed (the “Funding Fee”). The Funding Fee was rebated in full in January 2008 as a result of the Bridge Facility being refinanced with the Lead Arranger within the specified time period, and was applied as a reduction to the issuance costs of ITC Midwest’s asset acquisition financings. The borrowings under the Bridge Facility accrued interest at 5.56% and total interest expense recognized in 2008 was $2.7 million. The proceeds from the Bridge Facility were used to finance a significant portion of ITC Midwest’s asset acquisition.
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
     ITC Midwest First Mortgage Bonds
     On January 24, 2008, ITC Midwest issued $175.0 million aggregate principal amount of its 6.150% First Mortgage Bonds, Series A, due January 31, 2038 (“Series A Bonds”).
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

ITCTransmission First Mortgage Bonds
     On April 1, 2008, ITCTransmission issued $100.0 million aggregate principal amount of its 5.75% First Mortgage Bonds, Series D, due April 18, 2018 (“Series D Bonds”). The Series D Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property. The proceeds were primarily used to pay off amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement.
Revolving Credit Agreements
     ITC Holdings Revolving Credit Agreement
     At June 30, 2008, ITC Holdings had no amounts outstanding under the ITC Holdings Revolving Credit Agreement.
     ITCTransmission/METC Revolving Credit Agreement
     At June 30, 2008, ITCTransmission and METC had $8.9 million and $40.5 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement and the weighted-average interest rates of borrowings outstanding under the agreement at June 30, 2008 were 2.8% and 3.0%, respectively. On April 1, 2008, we repaid the outstanding balance of $91.1 million at ITCTransmission using the proceeds from the Series D Bonds issuance.
     ITC Midwest Revolving Credit Agreement
     At June 30, 2008, ITC Midwest had $22.4 million outstanding under the ITC Midwest Revolving Credit Agreement and the weighted-average interest rate of borrowings outstanding under the facility at June 30, 2008 was 3.0%.
6. EQUITY
ITC Holdings Sales Agency Financing Agreement
     On June 27, 2008, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFE Agreement”) with BNY Mellon Capital Markets, LLC (“BNYMCM”). Under the terms of the SAFE Agreement, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales price of $150.0 million. The terms of the SAFE Agreement will be for a period of up to three years subject to continued approval from the FERC authorizing ITC Holdings to issue equity. BNYMCM will act as ITC Holdings’ agent in connections with any offerings of shares under the SAFE Agreement. The shares of common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. Any shares of common stock sold under the SAFE Agreement will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to BNYMCM (i) the aggregate selling price of the shares of common stock to be sold during each selling period, which may not exceed $40.0 million without BYNMCM’s prior written consent and (ii) the minimum price below which sales may not be made, which may not be less than $10.00 per share without BNYMCM’s prior written consent. ITC Holdings will pay BNYMCM a commission equal to 1% of the sales price of all shares of common stock sold through it as agent under the SAFE Agreement plus expenses. The shares will be issued pursuant to ITC Holdings’ automatic shelf registration statement on Form S-3 (File No. 333-140026) filed on January 17, 2007 with the SEC.
Public Securities Offering
     On January 24, 2008, ITC Holdings completed an underwritten public offering of its common stock. ITC Holdings sold 6,420,737 newly-issued common shares in the offering, which resulted in proceeds of $308.3 million (net of underwriting discount of $13.7 million and before issuance costs of $0.8 million). The proceeds from this offering were used to partially finance ITC Midwest’s asset acquisition described in Note 3.
Options
     We issued 92,072 and 351,172 shares of our common stock during the six months ended June 30, 2008 and the year ended
December 31, 2007, respectively, due to the exercise of stock options.
7. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three and six months ended June 30, 2008 and 2007 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Basic earnings per share:
Net income	$28,661	$19,999	$54,182	$36,854
Weighted-average shares outstanding	49,002,365	42,269,646	48,153,011	42,180,993

Basic earnings per share	$0.58	$0.47	$1.13	$0.87

Diluted earnings per share:
Net income	$28,661	$19,999	$54,182	$36,854
Weighted-average shares outstanding	49,002,365	42,269,646	48,153,011	42,180,993
Incremental shares of stock-based awards	1,203,260	1,154,383	1,202,013	1,251,533

Weighted-average dilutive shares outstanding	50,205,625	43,424,029	49,355,024	43,432,526

Diluted earnings per share	$0.57	$0.46	$1.10	$0.85

     Basic earnings per share excludes 464,666 and 261,473 shares of restricted common stock at June 30, 2008 and 2007, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     During the three and six months ended June 30, 2008 and 2007, there were 31,459 and 22,354 potential shares of common stock, respectively, that were excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was anti-dilutive.
8. TAXES
Michigan Business Tax
     On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with credits for certain activities. In December 2007, a 21.99% surcharge was added to both the business income tax and modified gross receipts tax, resulting in total rates of 6.04% and 0.98%, respectively. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The new tax resulted in a state income tax provision recorded for the six months ended June 30, 2008 of $4.0 million. For the six months ended June 30, 2007, we had recorded $1.0 million in tax other than income tax for the Michigan Single Business Tax.
9. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $2.1 million to the retirement plan relating to 2007 during the six months ended June 30, 2008 although we had no minimum funding requirement relating to 2007.
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans.

     Net pension cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Service cost	$498	$347	$981	$747
Interest cost	293	248	577	498
Expected return on plan assets	(261)	(175)	(517)	(325)
Amortization of prior service cost	(232)	(276)	(453)	(551)
Amortization of unrecognized loss	455	526	890	976

Net pension cost	$753	$670	$1,478	$1,345

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. During the six months ended June 30, 2008 we made contributions of $0.4 million to the plan.
     Net postretirement cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Service cost	$406	$191	$819	$491
Interest cost	167	65	337	165
Expected return on plan assets	(54)	(47)	(109)	(47)
Amortization of prior service cost	145	18	292	118
Amortization of unrecognized actuarial loss	—	(47)	—	(47)

Net postretirement cost	$664	$180	$1,339	$680

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.3 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.
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
     CSX Transportation, Inc.
     On August 2, 2006, CSX Transportation, Inc. (“CSX”) filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, asserting that damage claims of CSX arising from the contractual liability of ITCTransmission are not covered under insurance. In July 2008, ITCTransmission, by and through its insurer, reached a settlement agreement with CSX and the court entered an order of dismissal. Additionally, ITCTransmission has settled with its insurer the amount to be covered by insurance for this matter. During the year ended December 31, 2007, we recorded an accrual of $0.2 million for this matter in general and administrative expenses which was sufficient to cover the settlement.

11. SEGMENT INFORMATION
     We identify reportable segments based on the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. There have been no changes in the basis of segmentation or the way segment profit or loss were measured during the six months ended June 30, 2008. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Regulated Operating Subsidiaries	$160,641	$106,303	$302,555	$207,577
ITC Holdings and other	69	58	139	58
Intercompany eliminations	(94)	(58)	(164)	(58)

Total Operating Revenues	$160,616	$106,303	$302,530	$207,577

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Regulated Operating Subsidiaries	$67,587	$44,645	$131,925	$84,028
ITC Holdings and other	(21,255)	(14,470)	(44,326)	(28,906)

Total Income Before Income Taxes	$46,332	$30,175	$87,599	$55,122

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Regulated Operating Subsidiaries (a)	$46,650	$34,961	$91,908	$65,326
ITC Holdings and other	28,661	19,999	54,182	36,854
Intercompany eliminations	(46,650)	(34,961)	(91,908)	(65,326)

Total Net Income	$28,661	$19,999	$54,182	$36,854

ASSETS:	June 30,	December 31,
(in thousands)	2008	2007
Regulated Operating Subsidiaries	$3,416,058	$3,177,561
ITC Holdings and other	2,257,205	2,313,701
Reconciliations(b)	89	(540)
Intercompany eliminations	(2,206,288)	(2,277,425)

Total Assets	$3,467,064	$3,213,297

(a)	Net income for our Regulated Operating Subsidiaries does not include any allocation of federal taxes for METC, as METC is organized as a multiple-member LLC and is exempt from federal taxation for the periods presented. METC does include an allowance for income taxes for ratemaking purposes.

(b)	Reconciliations of total assets result primarily from differences in the netting of deferred tax assets and liabilities under the provisions of SFAS 109 at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in or implied by these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2007 (as revised in Part II, Item 1A of this Form 10-Q) and the following:
•	unless we receive dividends or other payments from our Regulated Operating Subsidiaries, we will be unable to pay dividends to our stockholders and fulfill our cash obligations;

•	certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s asset acquisition) that could have an adverse effect on our business, financial condition, results of operations and cash flows;

•	approval of ITC Midwest’s asset acquisition by state regulatory authorities in Iowa has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease their respective expected rate bases and therefore our revenues;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions or may subject us to liabilities;

•	our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows;

•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our stockholders;

•	adverse changes in interest rates or our credit ratings may negatively affect us;

•	hazards associated with high-voltage electricity transmission, such as explosions, fires, inclement weather, natural disasters, mechanical failure and related matters, may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties;

•	if the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

•	each of our Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues (Detroit Edison for ITCTransmission, Consumers Energy for METC and IP&L for ITC Midwest), and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations;

•	METC does not own the majority of the land on which its transmission assets are located. A significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission and ITC Midwest’s other property consists of easements. As a result each of our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner;

•	deregulation and/or increased competition may adversely affect customers of our Regulated Operating Subsidiaries, or customers of Detroit Edison, Consumers Energy or IP&L, which may affect our ability to collect revenues;

•	we are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	the purchase price for ITC Midwest’s asset acquisition remains subject to adjustment and, therefore, the final purchase price cannot be determined at this time;

•	we may encounter difficulties consolidating IP&L’s electric transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of ITC Midwest’s asset acquisition;

•	if one or both of ITC Midwest’s operating agreements with IP&L and American Transmission Company, LLC were terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L and American Transmission Company, LLC;

•	we are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations, pay dividends and/or obtain additional financing;

•	certain provisions in our debt instruments may limit our financial flexibility;

•	we have limitations on the amount of federal income tax net operating loss carryforwards that we may use to reduce our tax liability in a given period;

•	provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company;

•	provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock;

•	future sales of our shares could depress the market price of our common stock;

•	our Regulated Operating Subsidiaries ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or pay dividends to our stockholders; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
Recent Developments
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and six months ended June 30, 2008 or may affect future results include:
•	Capital investment of $72.3 million, $54.1 million and $49.6 million at ITCTransmission, METC and ITC Midwest, respectively, for the six months ended June 30, 2008, resulting from our focus on improving system reliability;

•	ITC Midwest’s acquisition of the transmission assets of IP&L on December 20, 2007 and the related financing activities (described in Notes 3, 5 and 6 to the condensed consolidated financial statements);

•	Lower than expected monthly peak loads at ITCTransmission and METC and the resulting effect on operating cash flows; and

•	Debt issuances and borrowings under our revolving credit agreements in 2007 and 2008 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In addition, as a result of the flooding in Iowa in June of 2008, ITC Midwest suffered damage at three substations located in Cedar Rapids and Mason City, Iowa and was forced to relocate its headquarters in Cedar Rapids to temporary office facilities. The damage caused ITC Midwest to make capital investments estimated at approximately $2 million to replace certain property, plant and equipment and perform various maintenance activities estimated at $1.1 million during the three months ended June 30, 2008. We have an insurance policy that covers ITC Holdings and its subsidiaries (including ITC Midwest) with a $1 million deductible that is expected to cover most of the damage. We have not yet finalized the amount of damages incurred or filed any claims under our insurance policy associated with the matter but do not anticipate that the flooding will have a material impact on our results of operations, financial position or liquidity.
Trends and Seasonality
     Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of the long-term capital investment programs for our Regulated Operating Subsidiaries. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to rate base. Our Regulated Operating Subsidiaries strive for high reliability of their systems, low delivered costs of electricity and accessibility to generation sources of choice, including renewable sources. On August 8, 2005, the Energy Policy Act was enacted, which requires the FERC to implement mandatory electricity transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for the violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as ReliabilityFirst Corporation (for ITCTransmission and METC) and Midwest Reliability Organization (for ITC Midwest), which are regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems is needed to maintain compliance and improve reliability. Analysis of the transmission systems against these reliability standards has become more focused and rigorous in recent years. We also assess our transmission systems against our own planning criteria that are filed annually with the FERC.
     Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the systems to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; and (3) relieve congestion in the transmission systems. The following table shows our expected and actual capital investment for each of our Regulated Operating Subsidiaries:

	Long-Term Capital Investment Program			2008 Capital Investment
Regulated Operating			Amounts through		Six Months Ended
Subsidiary	Period	Expectation	June 30, 2008	Expected in 2008	June 30, 2008 (a)
ITCTransmission	January 1, 2005 — December 31, 2011	$1 billion	$572.3 million	$95 million — $110 million	$72.3 million
METC	January 1, 2007 — December 31, 2013	$600 million	$129.6 million	$105 million — $130 million	$54.1 million
ITC Midwest	Seven- to ten-year period beginning January 1, 2008	$1 billion (b)	$49.6 million	$85 million — $100 million	$49.6 million

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	As part of the regulatory proceedings approving ITC Midwest’s asset acquisition, ITC Midwest has made several investment commitments relating to our transmission systems, including completing projects anticipated to cost at least approximately $100 million over the next five years dedicated to reducing transmission constraints as well as investing at least an additional $250 million in other projects over the next five years.
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
Seasonality and Attachment O Revenue Accrual
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
     Under forward-looking Attachment O, although the monthly peak loads continue to be used for billing network revenues and continue to affect operating cash flows, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. This results in more consistent net income for each quarterly period within a given year, compared to the historical Attachment O method that applied to ITCTransmission and METC prior to January 1, 2007 and ITC Midwest prior to January 1, 2008.
     ITCTransmission’s monthly peak loads for the three and six months ended June 30, 2008 were down 14.7% and 9.3%, respectively, compared to the corresponding total for 2007 as shown in the table below. METC’s monthly peak loads for the three and six months ended June 30, 2008 were down 15.2% and 8.4%, respectively, compared to the corresponding total for 2007 as shown in the table below. The monthly peak load is affected by many factors, but is generally higher in the summer months when cooling demand is higher.
Monthly Peak Load (in MW) (a)

	2008			2007			2006
	ITC Midwest	METC	ITCTransmission	ITC Midwest	METC	ITCTransmission	METC	ITCTransmission
January	2,974	6,215	7,889		6,051	7,876		7,754
February	2,890	6,139	7,713		6,227	8,170		7,667
March	2,733	5,797	7,511		6,006	7,739		7,554
April	2,455	5,223	6,926		5,473	7,141		7,035
May	2,431	5,320	7,039		6,981	9,927		10,902
June	2,888	7,243	10,624		8,511	11,761		9,752
July					8,672	11,706		12,392
August					8,955	12,087		12,745
September					7,908	11,033		8,415
October					7,524	10,365	5,642	7,302
November					6,200	7,812	6,103	7,724
December				2,244	6,215	8,022	6,527	8,257

Total				2,244	84,723	113,639	18,272	107,499

(a)	Each of our Regulated Operating Subsidiaries is part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our Regulated Operating Subsidiaries makes up the significant portion of billed network revenues within their respective joint rate zone.
     The monthly peak loads at ITCTransmission and METC thus far in 2008 are lower than what had been forecasted in developing the transmission network rates applicable for 2008. The lower monthly peak loads are due to cooler than normal weather as well as unfavorable economic factors in Michigan. An unfavorable economy in Michigan would continue to negatively impact our operating cash flows from network revenues for the remainder of 2008. Transmission network rates in 2010 at each of our Regulated Operating Subsidiaries will include the Attachment O revenue accrual relating to 2008, including interest.
     The Attachment O revenue accrual at our Regulated Operating Subsidiaries discussed in Note 4 to the condensed consolidated financial statements resulted from actual net revenue requirement for the six months ended June 30, 2008 that exceeded network revenues billed for the six months ended June 30, 2008.

     The table below illustrates the calculation of the total Attachment O revenue accrual for the six months ended June 30, 2008.

(in thousands)
Line	Item	ITCTransmission	METC	ITC Midwest	Total
1	Estimated net revenue requirement	$127,404	$85,512	$60,700
2	Network revenues billed (a)	111,541	70,853	39,857

3	Six months ended June 30, 2008 Attachment O revenue accrual (line 1 — line 2)	$15,863	$14,659	$20,843	$51,365

(a)	Network revenues billed at our Regulated Operating Subsidiaries is calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.350 per kW/month, $1.985 per kW/month and $2.446 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month.
RESULTS OF OPERATIONS
     Our results of operations for the three and six months ended June 30, 2008 include revenues and expenses at ITC Midwest that resulted from the December 2007 asset acquisition by ITC Midwest, for which no revenues or expenses were included in our results of operations for the comparable periods in 2007.
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2008	2007	(decrease)	(decrease)	2008	2007	(decrease)	(decrease)
OPERATING REVENUES	$160,616	$106,303	$54,313	51.1%	$302,530	$207,577	$94,953	45.7%
OPERATING EXPENSES
Operation and maintenance	32,902	21,503	11,399	53.0%	54,357	40,043	14,314	35.7%
General and administrative	21,361	12,203	9,158	75.0%	39,343	27,226	12,117	44.5%
Depreciation and amortization	23,446	16,711	6,735	40.3%	45,770	32,833	12,937	39.4%
Taxes other than income taxes	10,313	8,066	2,247	27.9%	21,198	16,836	4,362	25.9%
Gain on sale of asset	(1,445)	—	(1,445)	n/a	(1,445)	—	(1,445)	n/a

Total operating expenses	86,577	58,483	28,094	48.0%	159,223	116,938	42,285	36.2%
OPERATING INCOME	74,039	47,820	26,219	54.8%	143,307	90,639	52,668	58.1%
OTHER EXPENSES (INCOME)
Interest expense	29,946	19,940	10,006	50.2%	60,716	39,072	21,644	55.4%
Allowance for equity funds used during construction	(2,284)	(1,613)	(671)	41.6%	(5,380)	(2,853)	(2,527)	88.6%
Loss on extinguishment of debt	—	—	—	n/a	—	349	(349)	(100.0)%
Other income	(552)	(1,018)	466	(45.8)%	(1,062)	(1,720)	658	(38.3)%
Other expense	597	336	261	77.7%	1,434	669	765	114.3%

Total other expenses (income)	27,707	17,645	10,062	57.0%	55,708	35,517	20,191	56.8%

INCOME BEFORE INCOME TAXES	46,332	30,175	16,157	53.5%	87,599	55,122	32,477	58.9%
INCOME TAX PROVISION	17,671	10,176	7,495	73.7%	33,417	18,268	15,149	82.9%

NET INCOME	$28,661	$19,999	$8,662	43.3%	$54,182	$36,854	$17,328	47.0%

Operating Revenues
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2008		2007		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$145,567	90.6%	$98,314	92.5%	$47,253	48.1%
Point-to-point	6,587	4.1%	3,781	3.5%	2,806	74.2%
Scheduling, control and dispatch	4,207	2.6%	3,711	3.5%	496	13.4%
Regional cost sharing revenues	3,693	2.3%	—	0.0%	3,693	n/a
Other	562	0.4%	497	0.5%	65	13.1%

Total	$160,616	100.0%	$106,303	100.0%	$54,313	51.1%

     Network revenues include the Attachment O revenue accrual as described in Note 4 to the condensed consolidated financial statements. ITC Midwest recognized $32.5 million of network revenues. Additionally, METC and ITCTransmission recognized additional network revenues of $8.9 million and $5.8 million, respectively, due to higher net revenue requirement as a result of higher rate base, operating expenses and taxes, among other items.
     Point-to-point revenues increased due to the addition of $1.2 million of ITC Midwest revenues. The remaining increase was primarily due to the increased point-to-point reservations at ITCTransmission and METC.
     Scheduling, control and dispatch revenues increased primarily due to the addition of $0.6 million of ITC Midwest revenues.
     Regional cost sharing revenues are revenues received from transmission customers associated with network upgrades to our transmission systems that are eligible for regional cost sharing under Attachment FF of the MISO Transmission and Energy Market Tariff (Docket No. ER06-18) that became applicable for us during 2008. We expect to continue to receive regional cost sharing revenues and the amounts could become more significant in near future. These revenues are treated as a revenue credit in Attachment O, which reduces our net revenue requirement. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O” in our most recent Form 10-K for a discussion of the calculation of our net revenue requirement.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2008		2007		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$273,616	90.5%	$192,264	92.6%	$81,352	42.3%
Point-to-point	11,961	4.0%	7,429	3.6%	4,532	61.0%
Scheduling, control and dispatch	8,277	2.7%	6,880	3.3%	1,397	20.3%
Regional cost sharing revenues	7,365	2.4%	—	0.0%	7,365	n/a
Other	1,311	0.4%	1,004	0.5%	307	30.6%

Total	$302,530	100.0%	$207,577	100.0%	$94,953	45.7%

     ITC Midwest recognized $60.7 million of network revenues. Additionally, METC and ITCTransmission recognized additional network revenues of $12.9 million and $7.8 million, respectively, due to higher net revenue requirement as a result of higher rate base, operating expenses and taxes, among other items.
     Point-to-point revenues increased due to the addition of $2.2 million of ITC Midwest revenues. The remaining increase was primarily due to the increased point-to-point reservations at ITCTransmission and METC.

     Scheduling, control and dispatch revenues increased primarily due to the addition of $1.2 million of ITC Midwest revenues.
     Regional cost sharing revenues became applicable for us during 2008. Refer to the description of regional cost sharing revenues above.
Operating Expenses
Operation and maintenance expenses
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Operation and maintenance expenses increased primarily due to amounts incurred by ITC Midwest of $6.6 million. ITC Midwest incurred $4.8 million of expenses for transmission structure maintenance, inspections and other maintenance activities, which includes $1.1 million of maintenance expenses for emergency work related to the floods in Iowa. ITC Midwest also incurred transmission system monitoring and control expenses of $1.2 million, primarily under their services agreement with IP&L and operating agreement with American Transmission Company, LLC, and incurred $0.6 million for incentive bonuses for ITC Midwest integration activities. In addition to the increases in operation and maintenance expenses relating to ITC Midwest, METC incurred additional vegetation management expenses of $4.7 million.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Operation and maintenance expenses increased primarily due to amounts incurred by ITC Midwest of $9.7 million. ITC Midwest incurred $7.2 million of expenses for transmission structure maintenance, inspections and other maintenance activities, which includes $1.1 million of expenses for emergency work related to the floods in Iowa. ITC Midwest also incurred transmission system monitoring and control expenses of $1.8 million, primarily under their services agreement with IP&L and operating agreement with American Transmission Company, LLC and incurred $0.6 million for incentive bonuses for ITC Midwest integration activities. In addition to the increases in operation and maintenance expenses relating to ITC Midwest, METC incurred additional vegetation management expenses of $5.1 million.
General and administrative expenses
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     General and administrative expenses increased by $2.8 million due to higher compensation and benefits expenses primarily resulting from personnel additions and incentive bonuses for ITC Midwest integration activities, $4.0 million due to higher business expenses primarily for information technology support, and $1.9 million due to higher professional advisory and consulting services primarily for legal expenses, all of which include incremental costs incurred by ITC Midwest. Expenses also increased by $0.5 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses due to increased development activities, which are not included in the increases explained above.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     General and administrative expenses increased by $3.5 million due to higher compensation and benefits expenses primarily resulting from personnel additions and incentive bonuses for ITC Midwest integration activities, $5.3 million due to higher business expenses primarily for information technology support, and $1.4 million due to higher professional advisory and consulting services primarily for legal expenses, all of which include incremental costs incurred by ITC Midwest. Additionally, we awarded an executive bonus in the form of a deferred stock unit grant resulting in $0.9 million of expense. Expenses also increased by $1.1 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses due to increased development activities, which are not included in the increases explained above.

Depreciation and amortization expenses
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Depreciation and amortization expenses increased at ITCTransmission and METC primarily due to a higher depreciable asset base resulting from property, plant and equipment additions. Additionally, ITC Midwest recognized depreciation expenses of $4.4 million.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Depreciation and amortization expenses increased at ITCTransmission and METC primarily due to a higher depreciable asset base resulting from property, plant and equipment additions. Additionally, ITC Midwest recognized depreciation expenses of $8.5 million.
Taxes other than income taxes
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Taxes other than income taxes increased due to property tax expenses at ITC Midwest of $1.6 million. Additionally, property tax expenses at ITCTransmission and METC increased by $1.1 million primarily due to ITCTransmission’s and METC’s capital additions, which are included in the assessments for 2008 personal property taxes. Partially offsetting these increases was a decrease of $0.4 million as a result of the replacement of the Michigan Single Business Tax discussed in Note 8 to the condensed consolidated financial statements.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Taxes other than income taxes increased due to property tax expenses at ITC Midwest of $3.2 million. Additionally, property tax expenses at ITCTransmission and METC increased by $2.1 million primarily due to ITCTransmission’s and METC’s capital additions, which are included in the assessments for 2008 personal property taxes. Partially offsetting these increases was a decrease of $1.0 million as a result of the replacement of the Michigan Single Business Tax discussed in Note 8 to the condensed consolidated financial statements.
Gain on sale of assets
     Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007
     During the three and six months ended June 30, 2008, ITCTransmission sold a permanent easement of land for a gain of $1.4 million.
Other expenses (income)
     Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007
     Interest expense increased primarily due to higher borrowing levels to finance capital expenditures and to finance the ITC Midwest acquisition.
     The allowance for the cost of equity funds used during construction (“AFUDC Equity”) increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2008 compared to 2007.
Income Tax Provision
     Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007
     Our effective tax rate of 38.1% for both the three and six months ended June 30, 2008 differed from our 35% statutory federal income tax rate primarily due to state income tax provision of $2.1 million and $4.0 million recorded during the three and six months ended June 30, 2008 and our accounting for the tax effects of AFUDC Equity. The state income tax provision is primarily a result of the new Michigan Business tax as discussed in Note 8 to the condensed consolidated financial statements. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC Equity in their actual net revenue requirements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. The effective tax rate of 33.7% and 33.1% for the three and six months ended June 30, 2007 differed from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of AFUDC Equity.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents, amounts available under our revolving credit agreements as described in Note 5 to the condensed consolidated financial statements and our SAFE Agreement entered into in June 2008 that allows us to issue and sell up to $150 million of our common shares in the market from time to time over the next three years, subject to continued approval from the FERC authorizing ITC Holdings to issue equity, as described in Note 6 to the condensed consolidated financial statements. In addition, we may secure additional funding in the financial markets. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures. Our plans with regard to property, plant and equipment investments are described in detail above under “Trends and Seasonality.” Additionally, we are pursuing other development activities as described in “Recent Developments —Development Activities” in our most recent Form 10-K that could result in significant capital expenditures.

•	Fund additional purchase price for ITC Midwest’s acquisition of the transmission assets of IP&L.

•	Fund working capital requirements.

•	Fund our debt service requirements, which are described in more detail under “—Contractual Obligations” in our Form 10-K for the year ended December 31, 2007 and as updated in this Form 10-Q. We expect our interest payments to increase during 2008 compared to 2007 as a result of additional debt incurred in 2007 and 2008, primarily in connection with ITC Midwest’s acquisition of IP&L’s transmission assets and our capital expenditures for system improvements.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 9 to the condensed consolidated financial statements.

•	Fund business development expenses, consisting primarily of expenses at ITC Grid Development and its subsidiaries in 2008.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements as needed to meet our other short-term cash requirements. As of June 30, 2008, we had consolidated indebtedness under our revolving credit agreements of $71.8 million, with unused capacity of $268.2 million. Refer to Note 5 to the condensed consolidated financial statements for a discussion of our indebtedness.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $101.1 million and $59.1 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash provided by operating activities was primarily due to higher network revenues billed, the recognition of regional cost sharing revenues, higher point-to-point revenues and higher scheduling control and dispatch revenues of $53.5 million, $7.4 million, $4.5 million and $1.4 million, respectively. The increase was partially offset by higher operating and maintenance expenses and general and administrative expenses in 2008 of $14.3 million and $12.1 million, respectively. Additionally, we made $6.3 million of additional interest payments (excluding interest capitalized) during the six months ended June 30, 2008 compared to the same period in 2007 due primarily to higher outstanding balances of long-term debt.

Cash Flows From Investing Activities
     Net cash used in investing activities was $193.3 million and $148.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher levels of capital investment in property, plant and equipment in 2008 primarily due to activities at ITC Midwest.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $103.0 million and $84.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash provided by financing activities was primarily due to the permanent financing in January 2008 of ITC Midwest’s acquisition and the Bridge Facility redemption. We issued $385.0 million principal amount of ITC Holdings’ Senior Notes, $175.0 million principal amount of ITC Midwest’s First Mortgage Bonds, Series A and 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million, net of underwriting discount, from which we repaid in full all amounts outstanding under the $765.0 million Bridge Facility. In addition, we issued $100.0 million principal amount of ITCTransmission’s First Mortgage Bonds, Series D. These increases were partially offset by a net decrease in borrowings under our revolving credit facilities of $154.4 during the six months ended June 30, 2008 as compared to the same period in 2007 and the repayment of the ITC Holdings’ Term Loan Agreement of $25.0 million in 2007.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2007. There have been no material changes to that information during the six months ended June 30, 2008, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 5 to the condensed consolidated financial statements. For the debt issuances in January 2008 used to repay the ITC Holdings Bridge Facility, our expected interest payments are $17.7 million in 2008 and $34.1 million annually thereafter until maturity in 2018 and 2038 (interest payable on January 31 and July 31). For the ITCTransmission Series D Bonds issued in April 2008, our expected interest payments are $2.9 million in 2008 and $5.8 million annually thereafter until maturity in 2018 (interest payable on April 1 and October 1).
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2007 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,919.3 million at June 30, 2008. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $1,993.9 million at June 30, 2008. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at June 30, 2008. An increase in interest rates of 10% at June 30, 2008 would decrease the fair value of our debt by $92.1 million, and a decrease in interest rates of 10% at June 30, 2008 would increase the fair value of our debt by $101.3 million at that date.
Revolving Credit Agreements
     At June 30, 2008, ITC Holdings, ITCTransmission, METC and ITC Midwest had $0.0 million, $8.9 million, $40.5 million and $22.4 million outstanding, respectively, under their revolving credit agreements, which are variable rate loans for which fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2008 would increase or decrease the total interest expense by $0.2 million, respectively, for an annual period on a constant borrowing level of $71.8 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2007, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2008.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by applicable interpretations of Rule 13a-15 and as noted in our most recent Form 10-K report, management’s assessment of internal control over financial reporting as of December 31, 2007 did not include an assessment of the internal control over financial reporting of the electric transmission assets of IP&L acquired in December 2007 by ITC Midwest. ITC Midwest constituted 0.6% of our 2007 consolidated revenues and 26.5% of our consolidated total assets as of December 31, 2007. These acquired assets will be included in the assessment of internal controls over financial reporting as of December 31, 2008.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007.
     The Minnesota Office of the Attorney General had filed a Petition for Reconsideration and Request for Stay of the MPUC’s December 18, 2007 approval of the ITC Midwest acquisition. On April 10, 2008, the MPUC denied the Petition for Reconsideration and Request for Stay of its previous order. The decision of the MPUC was not appealed to the Minnesota Court of Appeals and the deadline for such appeal has expired. In addition, there have been developments in the Iowa proceeding. As a result, we are modifying the relevant risk factor as set forth below to remove the discussion of the Minnesota proceeding and to reflect developments in the Iowa proceeding.
Approval of ITC Midwest’s asset acquisition by state regulatory authorities in Iowa has been appealed. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     In September 2007, the IUB issued an order declining to disapprove ITC Midwest’s asset acquisition and terminating the review docket, and ITC Midwest’s asset acquisition was accordingly deemed to be approved by operation of law upon the subsequent expiration in September 2007 of the prescribed statutory period. The IUB order recognized that regulatory approvals in other jurisdictions were required, and stated that material changes in ITC Midwest’s asset acquisition imposed by such approvals could require the submission of a new proposal for IUB review if such changes materially altered the basis for the IUB order. On October 19, 2007, the Iowa Office of Consumer Advocate filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove ITC Midwest’s asset acquisition. The case is scheduled for oral argument and final submission on August 8, 2008, and thus the outcome of such case is unknown at this time. A decision by the District Court is expected in 2008, and is subject to appeal to the Supreme Court of Iowa. If such proceedings are ultimately decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of the holders of common stock of ITC Holdings was held on May 21, 2008, at which the shareholders reelected all seven of the directors nominated for election, ratified the appointment of Deloitte & Touche LLP as ITC Holdings’ independent registered public accountants for the fiscal year ended December 31, 2008 and approved the amendment and restatement of the ITC Holdings’ 2006 Long Term Incentive Plan.
     The following tables set forth the results of the voting at the meeting.

		Total votes
	Total votes for	withheld for each
Nominee	each nominee	nominee
Edward G. Jepsen	42,703,808	581,787
Richard D. McLellan	38,670,205	4,615,390
William J. Museler	42,703,350	582,245
Hazel R. O’Leary	42,836,653	448,942
Gordon Bennett Stewart, III	42,701,340	584,255
Lee C. Stewart	42,548,576	737,019
Joseph L. Welch	42,842,623	442,972

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of Amended and Restated 2006 Long Term Incentive Plan	33,192,258	4,470,732	207,640	5,414,965
Ratification of Appointment of Deloitte & Touche LLP	42,348,109	930,164	7,332	—

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be incorporated by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

10.69	Amended and Restated ITC Holdings Corp. 2006 Long Term Incentive Plan, effective May 21, 2008 (filed with Registrant’s Form 8-K filed on May 23, 2008)

10.70	Sales Agency Financing Agreement, dated as of June 27, 2008, between the Registrant and BNY Mellon Capital Markets, LLC (filed with Registrant’s Form 8-K filed on June 27, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 7, 2008

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President, Chief Executive Officer and Treasurer (principal executive officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill
Senior Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)