Form 10-Q
period 2008-09-30
ITC Holdings Corp.
filed 2008-11-06
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 31, 2008 was 49,639,668.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2008

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$36,012	$2,616
Accounts receivable	57,584	40,919
Inventory	19,158	26,315
Deferred income taxes	27,246	2,689
Regulatory assets- Attachment O revenue accrual (including accrued interest of $1,364)	16,862	—
Other	4,992	3,518

Total current assets	161,854	76,057
Property, plant and equipment (net of accumulated depreciation and amortization of $916,632 and $879,843, respectively)	2,206,072	1,960,433
Other assets
Goodwill	959,811	959,042
Intangible assets (net of accumulated amortization of $5,294 and $3,025, respectively)	53,113	55,382
Regulatory assets- Attachment O revenue accrual (including accrued interest of $476 and $552, respectively)	55,306	20,537
Other regulatory assets	112,001	115,503
Deferred financing fees (net of accumulated amortization of $7,515 and $5,138, respectively)	20,122	14,201
Other	27,306	12,142

Total other assets	1,227,659	1,176,807

TOTAL ASSETS	$3,595,585	$3,213,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,709	$47,627
Accrued payroll	11,104	8,928
Accrued interest	13,641	23,088
Accrued taxes	10,466	15,065
ITC Midwest’s asset acquisition additional purchase price accrual	—	5,402
Refundable deposits from generators for transmission network upgrades	13,954	2,352
Other	4,174	3,965

Total current liabilities	129,048	106,427
Accrued pension and postretirement liabilities	17,193	13,934
Deferred income taxes	169,057	90,617
Regulatory liabilities	195,234	189,727
Other	5,838	6,093
Long-term debt	2,163,446	2,243,424
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,629,489 and 42,916,852 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	846,329	532,103
Retained earnings	70,284	31,864
Accumulated other comprehensive loss	(844)	(892)

Total stockholders’ equity	915,769	563,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,595,585	$3,213,297

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
OPERATING REVENUES	$163,279	$109,272	$465,809	$316,850
OPERATING EXPENSES
Operation and maintenance	33,271	22,451	87,628	62,494
General and administrative	20,640	13,376	59,983	40,603
Depreciation and amortization	23,869	17,060	69,639	49,893
Taxes other than income taxes	10,552	8,253	31,750	25,089
Net (gain)/loss on sale of assets	515	—	(930)	—

Total operating expenses	88,847	61,140	248,070	178,079
OPERATING INCOME	74,432	48,132	217,739	138,771
OTHER EXPENSES (INCOME)
Interest expense	30,547	20,084	91,263	59,156
Allowance for equity funds used during construction	(2,672)	(2,339)	(8,052)	(5,192)
Loss on extinguishment of debt	—	—	—	349
Other income	(847)	(1,128)	(1,909)	(2,847)
Other expense	1,494	175	2,928	844

Total other expenses (income)	28,522	16,792	84,230	52,310

INCOME BEFORE INCOME TAXES	45,910	31,340	133,509	86,461
INCOME TAX PROVISION	17,865	10,540	51,282	28,807

NET INCOME	$28,045	$20,800	$82,227	$57,654

Basic earnings per share	$0.57	$0.49	$1.70	$1.36
Diluted earnings per share	$0.56	$0.48	$1.66	$1.33
Weighted-average basic shares	49,035,446	42,369,352	48,449,303	42,244,470
Weighted-average diluted shares	50,245,145	43,592,868	49,653,897	43,474,222
Dividends declared per common share	$0.305	$0.290	$0.885	$0.840
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,227	$57,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,639	49,893
Attachment O revenue accrual — including accrued interest	(51,619)	(9,931)
Deferred income tax expense	49,644	28,807
Allowance for equity funds used during construction	(8,052)	(5,192)
Stock-based compensation expense	4,671	2,402
Amortization of loss on reacquired debt, deferred financing fees and debt discounts	4,234	3,144
Other	(893)	(123)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(15,353)	(7,117)
Inventory	(3,375)	(13,258)
Other current assets	(1,474)	5,705
Accounts payable	11,844	15,112
Accrued interest	(9,445)	(11,339)
Accrued taxes	(4,456)	(9,083)
Other current liabilities	3,645	(3,131)
Non-current assets and liabilities, net	(1,207)	(2,903)

Net cash provided by operating activities	130,030	100,640
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(288,974)	(214,319)
ITC Midwest’s asset acquisition additional purchase price	(4,714)	—
ITC Midwest’s asset acquisition direct fees	(1,008)	(1,818)
Other	6,194	926

Net cash used in investing activities	(288,502)	(215,211)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	657,782	100,000
Repayment of long-term debt	(765,000)	—
Borrowings under ITC Holdings’ Term Loan Agreement	—	25,000
Repayment of ITC Holdings’ Term Loan Agreement	—	(25,000)
Borrowings under revolving credit agreements	480,511	455,400
Repayments of revolving credit agreements	(453,500)	(416,100)
Issuance of common stock	310,237	2,860
Common stock issuance costs	(797)	(5)
Dividends on common stock	(43,793)	(35,751)
Repurchase and retirement of common stock	—	(1,841)
Debt issuance costs	(5,409)	(1,056)
Refundable deposits from generators for transmission network upgrades	14,189	—
Repayment of refundable deposits from generators for transmission network upgrades	(2,352)	—

Net cash provided by financing activities	191,868	103,507

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	33,396	(11,064)
CASH AND CASH EQUIVALENTS — Beginning of period	2,616	13,426

CASH AND CASH EQUIVALENTS — End of period	$36,012	$2,362

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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2008	2007
Supplementary cash flows information:
Interest paid (excluding interest capitalized)	$96,475	$67,606
Income taxes paid	1,312	2,058
Supplementary noncash investing and financing activities:
Additions to property, plant and equipment (a)	53,656	35,865
Allowance for equity funds used during construction	8,052	5,192

(a)	Amounts consist primarily of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2008 or 2007, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
Comprehensive Income
     Comprehensive income is the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources.
     Comprehensive income includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net income	$28,045	$20,800	$82,227	$57,654
Amortization of interest rate lock cash flow hedges, net of tax of $9 for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $26 for the nine months ended September 30, 2008 and 2007, respectively	16	16	48	48

Comprehensive income	$28,061	$20,816	$82,275	$57,702

2. RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are

“participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. FSP EITF 03-6-1 is effective for us beginning January 1, 2009. Upon adoption, FSP EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings-per-share computations to reflect the FSP EITF 03-6-1 provisions. We have share-based payment awards that include non-forfeitable rights to dividends and we are evaluating the future impact of FSP EITF 03-6-1 on our earnings-per-share computations.
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
Statement of Financial Accounting Standards No. 157, Fair Value Measurements
     Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS No. 157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements; however, we are required to provide additional disclosure as part of our consolidated financial statements. We will adopt SFAS 157 for non-financial assets and non-financial liabilities, such as goodwill and other intangible assets held by us and measured annually for impairment testing purposes only, on January 1, 2009 as required and do not expect the provisions to have a material effect on our consolidated financial statements.
     On October 10, 2008, the FASB issued Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our consolidated financial statements.
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
     As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments consist primarily of mutual funds, debt and equity securities that are publicly traded and for which market prices are readily available and money market funds recorded at cost plus accrued interest to approximate fair value. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.

     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$35,319	$—	$—
Trading securities	$5,710	$—	$—
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
     Under the provisions of SFAS 158, we recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of the SFAS 158 funded status recognition and disclosure provisions did not have a material effect impact on our condensed consolidated results of operations or cash flows.
     Under the measurement date requirements of SFAS 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. Historically, we have measured our plan assets and obligations as of a date three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. In 2008, we are required to adopt the change in measurement date by allocating as an adjustment to retained earnings three-fifteenths of net periodic benefit cost as determined for the period from September 30, 2007 to December 31, 2008, pursuant to the transition requirements of SFAS 158. We expect this to result in a decrease in other long-term assets of $0.3 million, an increase in total liabilities of $0.5 million (consisting of a $0.9 million increase in accrued pension and postretirement liabilities offset by a $0.4 million decrease in deferred income tax liabilities) and a $0.8 million (net of tax of a $0.4 million) decrease in retained earnings, which we expect to record in the fourth quarter of 2008. The remaining twelve-fifteenths of net periodic benefit cost of $4.6 million is being recognized during the fiscal year ending December 31, 2008.
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
3. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
ITC Midwest’s Acquisition of IP&L Transmission Assets
     On December 20, 2007, ITC Midwest acquired the electric transmission assets of IP&L for $783.1 million excluding fees, expenses and purchase price adjustments, pursuant to an asset sale agreement dated January 18, 2007 with IP&L (the “Asset Sale Agreement”). The purchase price was subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L on December 20, 2007.
     ITC Midwest’s asset acquisition was accounted for as an acquisition of a group of assets that constitutes a business under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. During the third quarter of 2008, the purchase price and purchase price allocation were substantially finalized. ITC Midwest made a final payment to IP&L of $4.7 million for additional purchase price relating to certain revisions to the original estimated assets acquired and liabilities assumed that had been used to develop the initial acquisition payment. We had recorded an estimate of $5.4 million in current liabilities for additional purchase price to be paid at December 31, 2007.
     ITC Midwest has also incurred $12.4 million for professional services and other direct acquisition costs in connection with the acquisition, resulting in an aggregate purchase price of $800.2 million as of September 30, 2008. ITC Midwest had recorded an estimate of $11.7 million of professional services and other direct acquisition costs at December 31, 2007. The additional $0.7 million of direct acquisition costs recorded during the nine months ended September 30, 2008 are included in the aggregate purchase price and resulted in an increase in goodwill.
     In addition, as a condition of the Asset Sale Agreement we assumed $1.7 million of prior service obligations for postretirement benefits for participants who transferred from IP&L to us. As of December 31, 2007, we had estimated the obligation to be $1.3 million. The increase related to the change in our assumed obligation of $0.4 million resulted in an increase to goodwill during the nine months ended September 30, 2008.
Intangible Assets
     We have identified intangible assets with finite lives as a result of the METC acquisition in 2006. During the nine months ended September 30, 2008 and 2007, we recognized $2.3 million of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets is as follows:

(in thousands)
2008	$3,025
2009	3,025
2010	3,025
2011	3,025
2012	3,025
2013 and thereafter	40,257

Total	$55,382

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
     Forward-Looking Attachment O
     On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. As part of the FERC order dated December 3, 2007 approving ITC Midwest’s asset acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O. The compliance filing we made for ITC Midwest’s forward-looking Attachment O was accepted by FERC on August 13, 2008.
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
     From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of

2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA amounts and the counterparties that paid the significant majority of the SECA amounts have filed settlement agreements with the FERC, which are subject to FERC approval. As of September 30, 2008, ITCTransmission and METC have reserves recorded of $0.6 million and $0.4 million, respectively, as estimates of the amounts to be refunded based on the settlement agreements filed with the FERC. For the counterparties who have not filed settlements with the FERC, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these counterparties who have not filed settlements with the FERC.
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
     In January 2008, we repaid in full all amounts outstanding under the Bridge Facility using the proceeds of ITC Holdings’ $385.0 million 6.050% Senior Notes due January 31, 2018 (“Senior Notes”), ITC Midwest’s $175.0 million 6.150% First Mortgage Bonds, Series A, due January 31, 2038 (“ITC Midwest Series A Bonds”) and the issuance of 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million (net of underwriting discount of $13.7 million and before issuance costs of $0.8 million). The terms of the Senior Notes and ITC Midwest Series A Bonds are discussed below.
     ITC Holdings Senior Notes
     On January 24, 2008, ITC Holdings issued $385.0 million aggregate principal amount of its Senior Notes under its first mortgage indenture, dated as of December 10, 2003 in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The Senior Notes were sold to various initial purchasers pursuant to a purchase agreement dated January 15, 2008. The proceeds were used to partially pay off the balance of the Bridge Facility.
     ITC Midwest Series A Bonds
     On January 24, 2008, ITC Midwest issued $175.0 million aggregate principal amount of its ITC Midwest Series A Bonds. The ITC Midwest Series A Bonds are secured by a first mortgage lien on substantially all of ITC Midwest’s real and tangible personal property equally with all other securities issued in the future under its First Mortgage and Deed of Trust, with such exceptions as described in, and such releases as permitted by, the indenture. The proceeds were used to partially pay off the balance of the Bridge Facility.
ITCTransmission Series D Bonds
     On April 1, 2008, ITCTransmission issued $100.0 million aggregate principal amount of its 5.75% First Mortgage Bonds, Series D, due April 18, 2018 (the “ITCTransmission Series D Bonds”). The ITCTransmission Series D Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property. The proceeds were used primarily to pay off amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement and for general corporate purposes.

Revolving Credit Agreements
     Lehman Brothers Bank, FSB (“Lehman”) has recently experienced financial difficulties and is a member of our revolving credit agreement syndication. Lehman’s commitment of $55.0 million is 16.2% of our total consolidated revolving credit agreement capacity of $340.0 million. Lehman has not funded their share of recent borrowing notices and we are in the process of identifying a replacement bank to fulfill their commitment.
     ITC Holdings Revolving Credit Agreement
     At September 30, 2008, ITC Holdings had $49.0 million outstanding under the ITC Holdings Revolving Credit Agreement and the weighted-average interest rate of borrowings outstanding under the agreement at September 30, 2008 was 4.6%.
     ITCTransmission/METC Revolving Credit Agreement
     At September 30, 2008, ITCTransmission and METC had $23.3 million and $50.5 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement and the weighted-average interest rates of borrowings outstanding under the agreement at September 30, 2008 were 2.9% and 3.0%, respectively.
     ITC Midwest Revolving Credit Agreement
     At September 30, 2008, ITC Midwest had $46.7 million outstanding under the ITC Midwest Revolving Credit Agreement and the weighted-average interest rate of borrowings outstanding under the facility at September 30, 2008 was 3.2%.
6. EQUITY
ITC Holdings Sales Agency Financing Agreement
     On June 27, 2008, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFE Agreement”) with BNY Mellon Capital Markets, LLC (“BNYMCM”). Under the terms of the SAFE Agreement, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales price of $150.0 million. The term of the SAFE Agreement is for a period of up to three years, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. BNYMCM will act as ITC Holdings’ agent in connection with any offerings of shares under the SAFE Agreement. The shares of common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. Any shares of common stock sold under the SAFE Agreement will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to BNYMCM (i) the aggregate selling price of the shares of common stock to be sold during each selling period, which may not exceed $40.0 million without BYNMCM’s prior written consent and (ii) the minimum price below which sales may not be made, which may not be less than $10.00 per share without BNYMCM’s prior written consent. ITC Holdings will pay BNYMCM a commission equal to 1% of the sales price of all shares of common stock sold through it as agent under the SAFE Agreement plus expenses. The shares we would issue under the SAFE Agreement have been registered under ITC Holdings’ automatic shelf registration statement on Form S-3 (File No. 333-140026) filed on January 17, 2007 with the SEC.
Public Securities Offering
     On January 24, 2008, ITC Holdings completed an underwritten public offering of its common stock. ITC Holdings sold 6,420,737 newly-issued common shares in the offering, which resulted in proceeds of $308.3 million (net of underwriting discount of $13.7 million and before issuance costs of $0.8 million). The proceeds from this offering were used to partially finance ITC Midwest’s asset acquisition described in Note 3 and for general corporate purposes.
Long Term Incentive Plan Grants
     In August 2008, pursuant to the Amended and Restated 2006 Long Term Incentive Plan, we granted 244,316 options to purchase shares of our common stock. The options vest in three equal annual installments beginning on August 13, 2009 and have an exercise price of $56.88 per share. In addition, we granted 106,159 shares of restricted stock at a fair value of $56.88 per share. Holders of the restricted stock awards have all rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock awards become vested three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.

Stock Option Exercises
     We issued 134,283 and 351,172 shares of our common stock during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, due to the exercise of stock options.
7. EARNINGS PER SHARE
     We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the three and nine months ended September 30, 2008 and 2007 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Basic earnings per share:
Net income	$28,045	$20,800	$82,227	$57,654
Weighted-average shares outstanding	49,035,446	42,369,352	48,449,303	42,244,470

Basic earnings per share	$0.57	$0.49	$1.70	$1.36

Diluted earnings per share:
Net income	$28,045	$20,800	$82,227	$57,654
Weighted-average shares outstanding	49,035,446	42,369,352	48,449,303	42,244,470
Incremental shares of stock-based awards	1,209,699	1,223,516	1,204,594	1,229,752

Weighted-average dilutive shares outstanding	50,245,145	43,592,868	49,653,897	43,474,222

Diluted earnings per share	$0.56	$0.48	$1.66	$1.33

     Basic earnings per share excludes 581,063 and 342,076 shares of restricted common stock at September 30, 2008 and 2007, respectively, that were issued and outstanding, but had not yet vested as of such dates.
     During the three and nine months ended September 30, 2008 and 2007, there were 370,828 and 284,398 potential shares of common stock, respectively, that were excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was anti-dilutive.
8. TAXES
Michigan Business Tax
     On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with deductions and credits for certain activities. In December 2007, a 21.99% surcharge was added to the Michigan Business Tax. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The new tax resulted in a state income tax provision recorded for the nine months ended September 30, 2008 of $6.4 million. For the nine months ended September 30, 2007, we had recorded $1.6 million in taxes other than income taxes for the Michigan Single Business Tax.
9. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
     The recent financial market conditions have resulted in a decrease in the value of our retirement plans assets subsequent to September 30, 2008. We are still evaluating the impact of these declines and are unable to quantify the effect on our consolidated financial statements.
Retirement Plan Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by Section 404 of the Internal Revenue Code. We contributed $2.1 million to the retirement plan relating to 2007 during the nine months ended September 30, 2008 although we had no minimum funding requirement relating to 2007.

     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. For the nine months ended September 30, 2008, we funded $1.0 million to our supplemental retirement benefit plans.
     Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Service cost	$498	$373	$1,479	$1,120
Interest cost	293	249	871	747
Expected return on plan assets	(261)	(162)	(777)	(488)
Amortization of prior service cost	(232)	(275)	(686)	(826)
Amortization of unrecognized loss	455	488	1,343	1,465

Net pension cost	$753	$673	$2,230	$2,018

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. During the nine months ended September 30, 2008, we made contributions of $0.4 million to the plan.
     Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Service cost	$406	$246	$1,225	$737
Interest cost	167	82	504	247
Expected return on plan assets	(54)	(23)	(163)	(70)
Amortization of prior service cost	145	59	436	176
Amortization of unrecognized actuarial loss	—	(24)	—	(70)

Net postretirement cost	$664	$340	$2,002	$1,020

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.
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
     CSX Transportation, Inc.
     On August 2, 2006, CSX Transportation, Inc. (“CSX”) filed a lawsuit in the United States District Court for the Eastern District of Michigan alleging that ITCTransmission caused damage to equipment owned by CSX and further claiming mitigation costs to protect against future damage. In January 2007, ITCTransmission received a notice from its insurance provider that it reserves its rights as to the insurance policy, asserting that damage claims of CSX arising from the contractual liability of ITCTransmission are not covered under insurance. In July 2008, ITCTransmission, by and through its insurer, reached a settlement agreement with CSX and the court entered an order of dismissal. Additionally, ITCTransmission has settled with its insurer the amount to be covered by insurance for this matter. During the year ended December 31, 2007, we recorded an accrual of $0.2 million for this matter in general and administrative expenses which was sufficient to cover our obligations under the settlement.

11. SEGMENT INFORMATION
     We identify reportable segments based on the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. There have been no changes in the basis of segmentation or the way segment profit or loss were measured during the nine months ended September 30, 2008. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
OPERATING REVENUES:	2008	2007	2008	2007
(in thousands)
Regulated Operating Subsidiaries	$163,304	$109,272	$465,859	$316,850
ITC Holdings and other	69	58	208	116
Intercompany eliminations	(94)	(58)	(258)	(116)

Total Operating Revenues	$163,279	$109,272	$465,809	$316,850

	Three months ended		Nine months ended
	September 30,		September 30,
INCOME BEFORE INCOME TAXES	2008	2007	2008	2007
(in thousands)
Regulated Operating Subsidiaries	$68,354	$46,402	$200,279	$130,429
ITC Holdings and other	(22,444)	(15,062)	(66,770)	(43,968)

Total Income Before Income Taxes	$45,910	$31,340	$133,509	$86,461

	Three months ended		Nine months ended
	September 30,		September 30,
NET INCOME:	2008	2007	2008	2007
(in thousands)
Regulated Operating Subsidiaries (a)	$47,103	$36,076	$139,011	$101,402
ITC Holdings and other	28,045	20,800	82,227	57,654
Intercompany eliminations	(47,103)	(36,076)	(139,011)	(101,402)

Total Net Income	$28,045	$20,800	$82,227	$57,654

	September 30,	December 31,
ASSETS:	2008	2007
(in thousands)
Regulated Operating Subsidiaries	$3,539,514	$3,177,561
ITC Holdings and other	2,317,842	2,313,701
Reconciliations(b)	(1,881)	(540)
Intercompany eliminations	(2,259,890)	(2,277,425)

Total Assets	$3,595,585	$3,213,297

(a)	Net income for our Regulated Operating Subsidiaries does not include any allocation of federal taxes for METC, as METC and its immediate parent company file as a partnership for federal income tax purposes and are exempt from federal income taxation. METC does include an allowance for income taxes for ratemaking purposes.

(b)	Reconciliations of total assets result primarily from differences in the netting of deferred tax assets and liabilities under the provisions of SFAS 109 at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electricity transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2007 (as revised in Part II, Item 1A of this Form 10-Q) and the following:
•	unless we receive dividends or other payments from our Regulated Operating Subsidiaries, we will be unable to pay dividends to our stockholders and fulfill our cash obligations;

•	certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s asset acquisition) that could have an adverse effect on our business, financial condition, results of operations and cash flows;

•	approval of ITC Midwest’s asset acquisition by state regulatory authorities in Iowa may be subject to further challenge. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease their respective expected rate bases and therefore our revenues;

•	the regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions or development opportunities or other transactions or may subject us to liabilities;

•	our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows;

•	changes in federal energy laws, regulations or policies could reduce the dividends we may be able to pay our stockholders;

•	adverse changes in interest rates or our credit ratings may negatively affect us;

•	hazards associated with high-voltage electricity transmission, such as explosions, fires, inclement weather, floods and other natural disasters, mechanical failure and related matters, may result in suspension of our Regulated Operating Subsidiaries’ operations, unexpected expenses or the imposition of civil or criminal penalties;

•	if the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed;

•	each of our Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues (Detroit Edison for ITCTransmission, Consumers Energy for METC and IP&L for ITC Midwest), and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations;

•	METC does not own the majority of the land on which its transmission assets are located. A significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission and ITC Midwest’s other property consists of easements. As a result each of our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner;

•	deregulation and/or increased competition may adversely affect customers of our Regulated Operating Subsidiaries, or customers of Detroit Edison, Consumers Energy or IP&L, which may affect our ability to collect revenues;

•	we are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination;

•	acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations;

•	we may encounter difficulties consolidating IP&L’s electric transmission assets into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of ITC Midwest’s asset acquisition;

•	if one or both of ITC Midwest’s operating agreements with IP&L and American Transmission Company, LLC were terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L and American Transmission Company, LLC;

•	we are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations, pay dividends and/or obtain additional financing;

•	certain provisions in our debt instruments may limit our financial flexibility;

•	we have limitations on the amount of federal income tax net operating loss carryforwards that we may use to reduce our tax liability in a given period;

•	provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company;

•	provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock;

•	future sales of our shares could depress the market price of our common stock;

•	our Regulated Operating Subsidiaries ability to raise capital may be restricted which may, in turn, restrict our ability to make capital expenditures or pay dividends to our stockholders; and

•	other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
OVERVIEW
     Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in our transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive to lower the delivered cost of electricity and improve accessibility to generation sources of choice, including renewable sources. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois and Missouri that transmit electricity from generating stations to local distribution facilities connected to our systems.

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
Recent Developments
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and nine months ended September 30, 2008 or may affect future results include:
•	Capital investment of $91.3 million, $85.4 million and $110.4 million at ITCTransmission, METC and ITC Midwest, respectively, for the nine months ended September 30, 2008, resulting from our focus on improving system reliability;

•	ITC Midwest’s acquisition of the transmission assets of IP&L on December 20, 2007 and the related financing activities (described in Notes 3, 5 and 6 to the condensed consolidated financial statements);

•	Lower than expected monthly peak loads at ITCTransmission and METC and the resulting effect on operating cash flows; and

•	Debt issuances and borrowings under our revolving credit agreements in 2007 and 2008 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Financial Markets
     We are still evaluating the impact on us, if any, of the recent volatility of the financial markets and the credit crisis affecting the capital markets. We are not able to predict whether we will experience any material adverse impact to our earnings or liquidity if current conditions continue to exist. Refer to the discussion below under “Liquidity and Capital Resources” for our short- and long-term financing expectations.
     Iowa Flood Damage
     As a result of the flooding in Iowa in June of 2008, ITC Midwest suffered damage at three substations located in Cedar Rapids and Mason City, Iowa and was forced to relocate its headquarters in Cedar Rapids to temporary office facilities. Through September 30, 2008, the damage caused ITC Midwest to make capital investments of approximately $4.0 million to replace certain property, plant and equipment and perform various maintenance and other expense activities of $1.7 million. We have an insurance policy that covers ITC Holdings and its subsidiaries (including ITC Midwest) with a $1 million deductible that is expected to cover most of the damage. We have not yet finalized the amount of damages incurred or filed any claims under our insurance policy associated with the matter. We expect to file a claim during the fourth quarter of 2008 and do not anticipate that the flood-related costs will have a material impact on our results of operations, financial position or liquidity.

      Development Activities
     We are pursuing broader strategic development opportunities for transmission construction related to building super-regional 765 kV transmission facilities, interconnections for wind generation and other renewable resources, and investment opportunities. For example, we are pursuing the opportunity to invest in two projects in Kansas, known as the Spearville-Knoll-Axtell high voltage transmission project and the Kansas V-Plan high voltage transmission project running from Spearville substation near Dodge City to Wichita. The capital investments for these projects is anticipated to be between approximately $500 million and $1 billion. Additionally, we believe we may have the opportunity to invest approximately $1 billion to $2 billion in other Extra High Voltage Overlay projects that have been identified by the Southwest Power Pool (“SPP”). We also believe there may be opportunities to invest up to approximately $1.3 billion in a partnership with American Electric Power Company, Inc. to build a new 765 kV transmission facility across the southern portion of Michigan’s Lower Peninsula. Further, based on proposals by regional transmission organizations, including MISO and the SPP, we are exploring additional strategic opportunities to upgrade the transmission grid within the MISO and SPP regions and surrounding regions with a backbone 765 kV transmission network. Based on the anticipated growth of wind generation resources, we also foresee the need to construct wind interconnection facilities. The backbone 765 kV transmission network, wind interconnection and other renewable facilities may provide additional investment opportunities in the range of $1 billion to $10 billion. We cannot predict when or if these development opportunities may begin, or their duration.
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

	Ten-Year Capital	Capital Investment
	Investment Program		Amounts through
Regulated Operating Subsidiary	2008-2017 (a)	Expected in 2008	September 30, 2008 (b)
ITCTransmission	$700 million	$115 million — $120 million	$91.3 million
METC	$1,150 million	$110 million — $120 million	$85.4 million
ITC Midwest	$1,050 million	$120 million — $140 million	$110.4 million

(a)	The expected amounts for our ten-year program do not include $150 million at ITCTransmission and METC and $250 million at ITC Midwest for estimated transmission network upgrades for generator interconnections due to a high degree of uncertainty on whether these projects will ultimately be built and because they could replace other transmission projects currently being planned. This estimate for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff for the project to qualify as a refundable network upgrade, among other factors. In addition, these amounts do not include any possible capital investment associated with the projects discussed under “—Recent Developments —Development Activities.”

(b)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.
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
     ITCTransmission’s monthly peak loads for the three and nine months ended September 30, 2008 were down 7.5% and 8.6%, respectively, compared to the corresponding total for 2007 as shown in the table below. METC’s monthly peak loads for the three and nine months ended September 30, 2008 were both down 8.4% compared to the corresponding total for 2007 as shown in the table below. The monthly peak load is affected by many factors, but is generally higher in the summer months when cooling demand is higher.
Monthly Peak Load (in MW) (a)

	2008			2007			2006
	ITC Midwest	METC	ITCTransmission	ITC Midwest	METC	ITCTransmission	METC	ITCTransmission
January	2,974	6,215	7,890		6,051	7,876		7,754
February	2,890	6,159	7,715		6,227	8,170		7,667
March	2,733	5,797	7,532		6,006	7,739		7,554
April	2,455	5,223	6,926		5,473	7,141		7,035
May	2,431	5,320	7,051		6,981	9,927		10,902
June	2,888	7,243	10,624		8,511	11,761		9,752
July	3,376	7,911	11,016		8,672	11,706		12,392
August	3,259	7,818	10,890		8,955	12,087		12,745
September	3,191	7,667	10,311		7,908	11,033		8,415
October					7,524	10,365	5,642	7,302
November					6,200	7,812	6,103	7,724
December				2,244	6,215	8,022	6,527	8,257

Total				2,244	84,723	113,639	18,272	107,499

(a)	Each of our Regulated Operating Subsidiaries is part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our Regulated Operating Subsidiaries makes up the significant portion of billed network revenues within their respective joint rate zone.

     The monthly peak loads at ITCTransmission and METC thus far in 2008 are lower than what had been forecasted in developing the transmission network rates applicable for 2008. The lower monthly peak loads are due to cooler than normal weather as well as unfavorable economic factors in Michigan. An unfavorable economy in Michigan would continue to negatively impact our operating cash flows from network revenues for the remainder of 2008. Transmission network rates in 2010 at each of our Regulated Operating Subsidiaries will include the Attachment O revenue accrual for the under-recovered amounts relating to 2008, including interest.
     The Attachment O revenue accrual at our Regulated Operating Subsidiaries discussed in Note 4 to the condensed consolidated financial statements resulted from estimated net revenue requirement for the nine months ended September 30, 2008 that exceeded network revenues billed for the nine months ended September 30, 2008.
     The table below illustrates the calculation of the total Attachment O revenue accrual for the nine months ended September 30, 2008.

(in thousands)
Line	Item	ITCTransmission	METC	ITC Midwest	Total
1	Estimated net revenue requirement	$195,065	$129,842	$95,593
2	Network revenues billed (a)	187,882	118,235	64,041

3	Nine months ended September 30, 2008 Attachment O revenue accrual (line 1 — line 2)	$7,183	$11,607	$31,552	$50,342

(a)	Network revenues billed at our Regulated Operating Subsidiaries is calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.350 per kW/month, $1.985 per kW/month and $2.446 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month.
RESULTS OF OPERATIONS
     Our results of operations for the three and nine months ended September 30, 2008 include revenues and expenses at ITC Midwest that resulted from the December 2007 asset acquisition by ITC Midwest, for which no revenues or expenses were included in our results of operations for the comparable periods in 2007.
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2008	2007	(decrease)	(decrease)	2008	2007	(decrease)	(decrease)
OPERATING REVENUES	$163,279	$109,272	$54,007	49.4%	$465,809	$316,850	$148,959	47.0%
OPERATING EXPENSES
Operation and maintenance	33,271	22,451	10,820	48.2%	87,628	62,494	25,134	40.2%
General and administrative	20,640	13,376	7,264	54.3%	59,983	40,603	19,380	47.7%
Depreciation and amortization	23,869	17,060	6,809	39.9%	69,639	49,893	19,746	39.6%
Taxes other than income taxes	10,552	8,253	2,299	27.9%	31,750	25,089	6,661	26.5%
Net (gain)/loss on sale of assets	515	—	515	n/a	(930)	—	(930)	n/a

Total operating expenses	88,847	61,140	27,707	45.3%	248,070	178,079	69,991	39.3%
OPERATING INCOME	74,432	48,132	26,300	54.6%	217,739	138,771	78,968	56.9%
OTHER EXPENSES (INCOME)
Interest expense	30,547	20,084	10,463	52.1%	91,263	59,156	32,107	54.3%
Allowance for equity funds used during construction	(2,672)	(2,339)	(333)	14.2%	(8,052)	(5,192)	(2,860)	55.1%
Loss on extinguishment of debt	—	—	—	n/a	—	349	(349)	(100.0)%
Other income	(847)	(1,128)	281	(24.9)%	(1,909)	(2,847)	938	(32.9)%
Other expense	1,494	175	1,319	753.7%	2,928	844	2,084	246.9%

Total other expenses (income)	28,522	16,792	11,730	69.9%	84,230	52,310	31,920	61.0%

INCOME BEFORE
INCOME TAXES	45,910	31,340	14,570	46.5%	133,509	86,461	47,048	54.4%
INCOME TAX PROVISION	17,865	10,540	7,325	69.5%	51,282	28,807	22,475	78.0%

NET INCOME	$28,045	$20,800	$7,245	34.8%	$82,227	$57,654	$24,573	42.6%

Operating Revenues
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2008		2007		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$146,884	90.0%	$99,451	91.0%	$47,433	47.7%
Point-to-point	5,845	3.6%	5,118	4.7%	727	14.2%
Scheduling, control and dispatch	4,993	3.0%	4,253	3.9%	740	17.4%
Regional cost sharing revenues	4,606	2.8%	—	0.0%	4,606	n/a
Other	951	0.6%	450	0.4%	501	111.3%

Total	$163,279	100.0%	$109,272	100.0%	$54,007	49.4%

     Network revenues include the Attachment O revenue accrual as described in Note 4 to the condensed consolidated financial statements. ITC Midwest recognized $34.9 million of network revenues. Additionally, METC and ITCTransmission recognized additional network revenues of $5.7 million and $6.8 million, respectively, due to higher net revenue requirement as a result of higher rate base, operating expenses and taxes, among other items.
     Point-to-point revenues increased due primarily to the addition of $0.9 million of ITC Midwest revenues.
     Scheduling, control and dispatch revenues increased due primarily to the addition of $0.7 million of ITC Midwest revenues.
     Regional cost sharing revenues are revenues received from transmission customers associated with network upgrades to our transmission systems that are eligible for regional cost sharing under Attachment FF of the MISO Transmission and Energy Market Tariff (Docket No. ER06-18) that became applicable for us during 2008. We expect to continue to receive regional cost sharing revenues and the amounts could become more significant in the near future. These revenues are treated as a revenue credit in Attachment O, which reduces our net revenue requirement. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O” in our most recent Form 10-K for a discussion of the calculation of our net revenue requirement.
     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2008		2007		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$420,500	90.3%	$291,715	92.1%	$128,785	44.1%
Point-to-point	17,806	3.8%	12,548	3.9%	5,258	41.9%
Scheduling, control and dispatch	13,270	2.8%	11,133	3.5%	2,137	19.2%
Regional cost sharing revenues	11,971	2.6%	—	0.0%	11,971	n/a
Other	2,262	0.5%	1,454	0.5%	808	55.6%

Total	$465,809	100.0%	$316,850	100.0%	$148,959	47.0%

     ITC Midwest recognized $95.6 million of network revenues. Additionally, METC and ITCTransmission recognized additional network revenues of $18.6 million and $14.6 million, respectively, due to higher net revenue requirement as a result of higher rate base, operating expenses and taxes, among other items.
     Point-to-point revenues increased due primarily to the addition of $3.2 million of ITC Midwest revenues. The remaining increase was due primarily to the increased point-to-point reservations at ITCTransmission and METC.
     Scheduling, control and dispatch revenues increased due primarily to the addition of $1.8 million of ITC Midwest revenues.
     Regional cost sharing revenues became applicable for us during 2008. Refer to the description of regional cost sharing revenues above.

Operating Expenses
Operation and maintenance expenses
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Operation and maintenance expenses increased due primarily to amounts incurred by ITC Midwest of $8.1 million. ITC Midwest incurred $6.9 million of expenses for transmission structure maintenance, inspections and other maintenance activities. ITC Midwest also incurred transmission system monitoring and control expenses of $0.8 million, primarily under their services agreement with IP&L and operating agreement with American Transmission Company, LLC, and incurred $0.3 million for incentive bonuses for ITC Midwest integration activities. In addition to the increases in operation and maintenance expenses relating to ITC Midwest, METC incurred additional vegetation management expenses of $2.2 million.
     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     Operation and maintenance expenses increased due primarily to amounts incurred by ITC Midwest of $17.8 million. ITC Midwest incurred $14.2 million of expenses for transmission structure maintenance, inspections and other maintenance activities, which includes $1.5 million of expenses for emergency work related to the floods in Iowa. ITC Midwest also incurred transmission system monitoring and control expenses of $2.7 million, primarily under their services agreement with IP&L and operating agreement with American Transmission Company, LLC and incurred $0.9 million for incentive bonuses for ITC Midwest integration activities. In addition to the increases in operation and maintenance expenses relating to ITC Midwest, METC incurred additional vegetation management expenses of $7.2 million.
General and administrative expenses
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     General and administrative expenses increased by $2.5 million due to higher professional advisory and consulting services, $2.2 million due to higher business expenses primarily for information technology support, and $1.7 million due to higher compensation and benefits expenses primarily resulting from personnel additions and incentive bonuses for ITC Midwest integration activities, all of which include incremental costs incurred by ITC Midwest. Expenses also increased by $0.8 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses due to increased development activities, which are not included in the increases explained above.
     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     General and administrative expenses increased by $7.4 million due to higher business expenses primarily for information technology support, $5.3 million due to higher compensation and benefits expenses primarily resulting from personnel additions and incentive bonuses for ITC Midwest integration activities, and $3.9 million due to higher professional advisory and consulting services, all of which include incremental costs incurred by ITC Midwest. Additionally, we awarded an executive bonus in the form of a deferred stock unit grant resulting in $0.9 million of expense. Expenses also increased by $1.8 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses due to increased development activities, which are not included in the increases explained above.
Depreciation and amortization expenses
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Depreciation and amortization expenses increased at ITCTransmission and METC due primarily to a higher depreciable asset base resulting from property, plant and equipment additions. Additionally, ITC Midwest recognized depreciation expenses of $4.9 million.
     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     Depreciation and amortization expenses increased at ITCTransmission and METC due primarily to a higher depreciable asset base resulting from property, plant and equipment additions. Additionally, ITC Midwest recognized depreciation expenses of $13.3 million.

Taxes other than income taxes
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Taxes other than income taxes increased due to property tax expenses at ITC Midwest of $1.6 million. Additionally, property tax expenses at ITCTransmission and METC increased by $1.0 million due primarily to ITCTransmission’s and METC’s capital additions, which are included in the assessments for 2008 personal property taxes. Partially offsetting these increases was a decrease of $0.6 million as a result of the replacement of the Michigan Single Business Tax discussed in Note 8 to the condensed consolidated financial statements.
     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     Taxes other than income taxes increased due to property tax expenses at ITC Midwest of $4.8 million. Additionally, property tax expenses at ITCTransmission and METC increased by $3.1 million due primarily to ITCTransmission’s and METC’s capital additions, which are included in the assessments for 2008 personal property taxes. Partially offsetting these increases was a decrease of $1.6 million as a result of the replacement of the Michigan Single Business Tax discussed in Note 8 to the condensed consolidated financial statements.
Net (gain)/loss on sale of assets
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     During the three months ended September 30, 2008, METC sold a building for net proceeds of $4.9 million compared to the recorded value of $5.4 million, resulting in a loss of $0.5 million.
     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     During the nine months ended September 30, 2008, METC sold a building resulting in a loss of $0.5 million and ITCTransmission sold a permanent easement of land for a gain of $1.4 million.
Other expenses (income)
     Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007
     Interest expense increased due primarily to higher borrowing levels to finance capital expenditures and to finance ITC Midwest’s asset acquisition.
     The allowance for the cost of equity funds used during construction (“AFUDC Equity”) increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2008 compared to 2007.
Income Tax Provision
     Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007
     Our effective tax rate for the three and nine months ended September 30, 2008 of 38.9% and 38.4%, respectively, differed from our 35% statutory federal income tax rate due primarily to state income tax provision of $2.5 million and $6.5 million recorded during the three and nine months ended September 30, 2008, offset by the tax effects of AFUDC Equity. The state income tax provision is primarily a result of the new Michigan Business tax as discussed in Note 8 to the condensed consolidated financial statements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC Equity in their actual net revenue requirements. Our effective tax rate for the three and nine months ended September 30, 2007 of 33.6% and 33.3%, respectively, differed from our 35% statutory federal income tax rate due primarily to our accounting for the tax effects of AFUDC Equity.
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
•	Fund capital expenditures. Our plans with regard to property, plant and equipment investments are described in detail above under “Trends and Seasonality.” Additionally, we are pursuing other development activities as described above under “Recent Developments —Development Activities” that could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements, which are described in more detail under “—Contractual Obligations” in our Form 10-K for the year ended December 31, 2007 and as updated in this Form 10-Q. We expect our interest payments to increase during 2008 compared to 2007 as a result of additional debt incurred in 2007 and 2008, primarily in connection with ITC Midwest’s acquisition of IP&L’s transmission assets and our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 9 to the condensed consolidated financial statements. The impact of the growth in number of participants in our retirement benefit plans, the recent financial market conditions that have caused a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

•	Fund business development expenses, consisting primarily of expenses at ITC Grid Development and its subsidiaries in 2008.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements as needed to meet our other short-term cash requirements. As of September 30, 2008, we had consolidated indebtedness under our revolving credit agreements of $169.5 million, with unused capacity of $170.5 million. Refer to Note 5 to the condensed consolidated financial statements for a discussion of our indebtedness.
     We do not expect the recent events in the capital markets to have a significant impact on our short-term liquidity, due to the diverse bank group within our revolving credit agreement syndication. Lehman Brothers Bank, FSB (“Lehman”) has recently experienced financial difficulties and is a member of our revolving credit agreement syndication. Lehman’s commitment of $55.0 million is 16.2% of our total revolving credit agreement capacity of $340.0 million and we have $23.4 million outstanding at September 30, 2008 relating to Lehman’s participation. We are in the process of identifying a replacement bank to fulfill their commitment and expect to complete this during 2009. We believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $130.0 million and $100.6 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by operating activities was due primarily to higher network revenues billed, the recognition of regional cost sharing revenues, higher point-to-point revenues and higher scheduling control and dispatch revenues of $88.3 million, $12.0 million, $5.3 million and $2.1 million, respectively. The increase was partially offset by higher operating and maintenance expenses and general and administrative expenses in 2008 of $25.1 million and $19.4 million, respectively. Additionally, we made $28.9 million of additional interest payments (excluding interest capitalized) during the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to higher outstanding balances of long-term debt.
Cash Flows From Investing Activities
     Net cash used in investing activities was $288.5 million and $215.2 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher levels of capital investment in property, plant and equipment in 2008 due primarily to activities at ITC Midwest. In addition, ITC Midwest made a final payment to IP&L for $4.7 million for additional purchase price relating to certain revisions to the original estimated assets acquired and liabilities assumed that had been used to develop the initial acquisition payment. These increases in cash used in investing activities were partially offset by $6.2 million of proceeds for the sale of assets.

Cash Flows From Financing Activities
     Net cash provided by financing activities was $191.9 million and $103.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by financing activities was due primarily to the permanent financing in January 2008 of ITC Midwest’s acquisition and the Bridge Facility redemption. We issued $385.0 million principal amount of ITC Holdings’ Senior Notes, $175.0 million principal amount of ITC Midwest’s First Mortgage Bonds, Series A and 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million, net of underwriting discount before other offering costs, from which we repaid in full all amounts outstanding under the $765.0 million Bridge Facility. In addition, we issued $100.0 million principal amount of ITCTransmission’s Series D Bonds. These increases were partially offset by a net decrease in borrowings under our revolving credit facilities of $12.3 million during the nine months ended September 30, 2008 as compared to the same period in 2007.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2007. There have been no material changes to that information during the nine months ended September 30, 2008, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 5 to the condensed consolidated financial statements. For the debt issuances in January 2008 used to repay the ITC Holdings Bridge Facility, our expected interest payments are $17.7 million in 2008 and $34.1 million annually thereafter until maturity in 2018 and 2038 (interest payable on January 31 and July 31). For the ITCTransmission Series D Bonds issued in April 2008, our expected interest payments are $2.9 million in 2008 and $5.8 million annually thereafter until maturity in 2018 (interest payable on April 1 and October 1).
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2007 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,770.4 million at September 30, 2008. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $1,993.9 million at September 30, 2008. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at September 30, 2008. An increase in interest rates of 10% at September 30, 2008 would decrease the fair value of our debt by $92.2 million, and a decrease in interest rates of 10% at September 30, 2008 would increase the fair value of our debt by $102.0 million at that date.
Revolving Credit Agreements
     At September 30, 2008, ITC Holdings, ITCTransmission, METC and ITC Midwest had $49.0 million, $23.3 million, $50.5 million and $46.7 million outstanding, respectively, under their revolving credit agreements, which are variable rate loans for which fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2008 would increase or decrease the total interest expense by $0.6 million, respectively, for an annual period on a constant borrowing level of $169.5 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2007, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2008.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by applicable interpretations of Rule 13a-15 and as noted in our most recent Form 10-K report, management’s assessment of internal control over financial reporting as of December 31, 2007 did not include an assessment of the internal control over financial reporting of the electric transmission assets of IP&L acquired in December 2007 by ITC Midwest. ITC Midwest constituted 0.6% of our 2007 consolidated revenues and 26.5% of our consolidated total assets as of December 31, 2007. These acquired assets will be included in the assessment of internal controls over financial reporting as of December 31, 2008.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007.
ITC Midwest Acquisition Regulatory Approval
     The Minnesota Office of the Attorney General had filed a Petition for Reconsideration and Request for Stay of the Minnesota Public Utilities Commission’s (“MPUC”) December 18, 2007 approval of ITC Midwest’s asset acquisition. On April 10, 2008, the MPUC denied the Petition for Reconsideration and Request for Stay of its previous order. The decision of the MPUC was not appealed to the Minnesota Court of Appeals and the deadline for such appeal has expired. In addition, the Iowa Office of Consumer Advocate (the “IOCA”) had filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove ITC Midwest’s asset acquisition. In October 2008, the District Court issued two orders related to this matter. As a result, we are modifying the relevant risk factor as set forth below to remove the discussion of the Minnesota proceeding and to reflect developments in the Iowa proceeding.

Approval of ITC Midwest’s asset acquisition by state regulatory authorities in Iowa may be subject to further challenge. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     In September 2007, the IUB issued an order declining to disapprove ITC Midwest’s asset acquisition and terminating the review docket, and ITC Midwest’s asset acquisition was accordingly deemed to be approved by operation of law upon the subsequent expiration in September 2007 of the prescribed statutory period. The IUB order recognized that regulatory approvals in other jurisdictions were required, and stated that material changes in ITC Midwest’s asset acquisition imposed by such approvals could require the submission of a new proposal for IUB review if such changes materially altered the basis for the IUB order. On October 19, 2007, the IOCA filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove ITC Midwest’s asset acquisition. A final hearing on the IOCA’s petition for judicial review was scheduled for and conducted on August 8, 2008. However, on September 25, 2008, the IOCA filed an application with the District Court for leave to present additional evidence. On October 3, 2008, the District Court issued an order that affirmed the IUB’s decision in all respects and rejected the IOCA’s claimed relief, but failed to address or acknowledge the IOCA’s motion for leave to present additional evidence. By order issued on October 24, 2008, the District Court scheduled a hearing for November 10, 2008, on the IOCA’s motion for leave to present additional evidence. The District Court’s disposition of the IOCA’s motion for leave to present additional evidence may affect the District Court’s order affirming the IUB’s decision and rejecting the IOCA’s claimed relief. In addition, the IOCA may have the right to appeal to the Supreme Court of Iowa the District Court’s decision affirming the IUB’s decision and rejecting the IOCA’s claimed relief and/or the District Court’s disposition of the IOCA’s motion for leave to present additional evidence. If such proceedings are ultimately decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITC Midwest Purchase Price Adjustment
     As discussed in Note 3 to the condensed consolidated financial statements, the purchase price and purchase price allocation under the Asset Sale Agreement between ITC Midwest and IP&L were substantially finalized during the third quarter of 2008. ITC Midwest made a final payment to IP&L of $4.7 million for additional purchase price relating to certain revisions to the original estimated assets acquired and liabilities assumed that had been used to develop the initial acquisition payment. Therefore, management believes the risk factor set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2007 and captioned as follows is no longer applicable: “The purchase price for IP&L’s electric transmission assets is subject to adjustment and, therefore, the final purchase price cannot be determined at this time.”

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
10.71	Form of Amendment to Stock Option Agreement under 2003 Plan (Initial Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.72	Form of Amendment to Stock Option Agreement under 2003 Plan (IPO Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.73	Form of Amendment to Restricted Stock Agreement under 2003 Plan (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.74	Form of Amendment to Management Stockholder’s Agreement (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.75	Form of Amendment to Stock Option Agreements under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.76	Form of Amendment to Restricted Stock Agreements under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.77	Form of Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

10.78	Form of Restricted Stock Award Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 6, 2008

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President, Chief Executive Officer and Treasurer (principal executive officer)

By:	/s/ Edward M. Rahill
Edward M. Rahill
Senior Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)