Form 10-K
period 2008-12-31
ITC Holdings Corp.
filed 2009-02-26
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32576

ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27175 Energy Way
Novi, Michigan 48377
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2008 was approximately $2.5 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 18, 2009 was 49,711,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.

Form 10-K for the Fiscal Year Ended December 31, 2008

DEFINITIONS

Unless otherwise noted or the context requires, all references in this report to:

ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express, LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, and ITC Midwest together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.

Other definitions

•	“ATC” are references to American Transmission Company, LLC, an affiliate of IP&L;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MPUC” are references to the Minnesota Public Utilities Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO.

PART I

ITEM 1.	BUSINESS.

Overview

Our business consists primarily of the operations of our Regulated Operating Subsidiaries, ITCTransmission, METC and ITC Midwest. In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. ITCTransmission was originally formed in 2001 as a subsidiary of Detroit Edison, an electric utility subsidiary of DTE Energy, and was acquired in 2003 by ITC Holdings. METC was originally formed in 2001 as a subsidiary of Consumers Energy, an electric and gas utility subsidiary of CMS Energy Corporation, and was acquired in 2006 by ITC Holdings. ITC Midwest was formed in 2007 by ITC Holdings to acquire the transmission assets of IP&L in December 2007.

Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive for high reliability of our systems and to improve accessibility to generation sources of choice, including renewable sources. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois and Missouri that transmit electricity from generating stations to local distribution facilities connected to our systems.

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.”

Development of Business

We are pursuing strategic development opportunities for transmission construction related to building super-regional 765 kV transmission facilities to facilitate interconnections for wind generation and other renewable resources. For example, we are pursuing the opportunity to invest in the Green Power Express project, a transmission project that will traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and would ultimately include approximately 3,000 miles of extra high-voltage (765kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other affected utilities within the Green Power Express project regions and would therefore only invest in a portion of the total project cost. In addition to the Green Power Express project, based on proposals by RTOs, including MISO and the SPP, we are exploring additional strategic opportunities to upgrade the transmission grid within the MISO and SPP regions and surrounding regions with a backbone 765 kV transmission network. Based on the anticipated growth of wind generation resources, we also foresee the need to construct additional transmission facilities that will provide interconnection opportunities for those wind facilities. The backbone 765 kV transmission network, transmission for wind interconnection and for interconnection of other renewable generating facilities may provide additional investment opportunities. The total investment opportunities estimated for our investment in the Green Power Express project, other backbone 765kV transmission networks, wind interconnection and other transmission for other renewable facilities are estimated to be up to $10 billion. Further, we are pursuing the opportunity to invest in two projects in Kansas, known as the Spearville-Knoll-Axtell transmission project (the “KETA Project”) and the Kansas V-Plan transmission project running from Spearville substation near Dodge City to Wichita through subsidiaries of ITC Grid Development. The capital investment for these two projects is anticipated to be between approximately $500 million and $1 billion. In January 2009, we filed an application with the FERC to establish a formula rate for these two projects and other projects within the SPP region. Additionally, we believe we may have the opportunity to invest approximately $1 billion to $2 billion in other Extra High Voltage Overlay projects that have been identified by the SPP. We are also exploring opportunities to invest up to approximately $1.3 billion to build a new 765 kV transmission facility across the southern portion of Michigan’s Lower Peninsula. We cannot predict if or when these investment opportunities will begin, or their duration. Refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors — Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to pursue strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”

Segments

We have one reportable segment consisting of our Regulated Operating Subsidiaries. Additionally, we have other subsidiaries focused primarily on business development activities and a holding company whose activities include corporate debt and equity financings and general corporate activities. A more detailed discussion of our reportable segment including financial information about the segment is included in Note 16 to the consolidated financial statements.

Operations

As transmission-only companies, our Regulated Operating Subsidiaries function as conduits, allowing for power from generators to be transmitted to local distribution systems either entirely through their own systems or in conjunction with neighboring transmission systems. Third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by our Regulated Operating Subsidiaries is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by our Regulated Operating Subsidiaries fall into the following categories:

•	asset planning;

•	engineering, design and construction;

•	maintenance; and

•	real time operations.

Asset Planning

Our Asset Planning group uses detailed system models and long-term load forecasts to develop our system expansion capital plans. The expansion plans identify projects that would address potential future reliability issues and/or produce economic savings for customers by eliminating constraints.

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

Maintenance

We develop and track the preventive maintenance plan to promote a safe and reliable system. By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability. Our Regulated Operating Subsidiaries contract with Utility Lines Construction, which is a division of Asplundh Tree Expert Co., to perform the bulk of their maintenance. The agreements provide us with access to an experienced and scalable workforce with knowledge of our system at an established rate. The agreements are scheduled to terminate on August 29, 2013 and automatically renew for additional five year terms unless terminated by either party.

Real Time Operations

ITCTransmission and METC

System Operations.  From our operations control room facility in Novi, Michigan, transmission system coordinators continuously monitor the performance of the ITCTransmission and METC transmission systems, using state of the art computer and communication systems to perform analysis to plan for contingencies and maintain security and reliability following any unplanned events on the system. Transmission system coordinators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.

Local Balancing Authority Operator.  Under the functional control of MISO, ITCTransmission and METC operate their electric transmission systems as a combined Local Balancing Authority (“LBA”) area, known as the Michigan Electric Coordinated Systems (“MECS”). From the operations control room facility in Novi, Michigan, our employees perform the LBA functions as outlined in MISO’s Balancing Authority Agreement. These functions include actual interchange data administration and verification and MECS LBA area emergency procedure implementation and coordination.

ITC Midwest

We had entered into certain operating contracts with IP&L and ATC that govern operations of the transmission system for a period of at least twelve months from the closing of the ITC Midwest acquisition in December 2007. These contracts include the IP&L Transition Services Agreement for operations services related to the 34.5 kV transmission system and the ATC Operating Agreement for operations services related to the 69 kV and above transmission system. Transmission system operations services include switching and protective tagging to facilitate capital construction projects and maintenance programs, system monitoring, contingency and security analysis, and responding to unplanned incidents on the system. In December 2008, ITC Midwest terminated the ATC Operating Agreement and currently performs these functions in the operations control room facility in Novi, Michigan.

Operating Contracts

ITCTransmission

Detroit Edison operates the electric distribution system to which ITCTransmission’s transmission system connects. A set of three operating contracts sets forth the terms and conditions related to Detroit Edison’s and ITCTransmission’s ongoing working relationship. These contracts include the following:

Master Operating Agreement.  The Master Operating Agreement (the “MOA”), dated as of February 28, 2003, governs the primary day-to-day operational responsibilities of ITCTransmission and Detroit Edison and will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals) unless earlier terminated pursuant to its terms. The MOA identifies the control area coordination services that ITCTransmission is obligated to provide to Detroit Edison. The MOA also requires Detroit Edison to provide certain generation-based support services to ITCTransmission.

Generator Interconnection and Operation Agreement.  Detroit Edison and ITCTransmission entered into the Generator Interconnection and Operation Agreement (the “GIOA”), dated as of February 28, 2003, in order to establish, re-establish and maintain the direct electricity interconnection of Detroit Edison’s electricity generating assets with ITCTransmission’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. Unless otherwise terminated by mutual agreement of the parties (subject to any required FERC approvals), the GIOA will remain in effect until Detroit Edison elects to terminate the agreement with respect to a particular unit or until a particular unit ceases commercial operation.

Coordination and Interconnection Agreement.  The Coordination and Interconnection Agreement (the “CIA”), dated as of February 28, 2003, governs the rights, obligations and responsibilities of ITCTransmission and Detroit Edison regarding, among other things, the operation and interconnection of Detroit Edison’s distribution system and ITCTransmission’s transmission system, and the construction of new facilities or modification of existing facilities. Additionally, the CIA allocates costs for operation of supervisory, communications and metering equipment. The CIA will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals).

METC

Consumers Energy operates the electric distribution system to which METC’s transmission system connects. METC is a party to a number of operating contracts with Consumers Energy that govern the operations and maintenance of its transmission system. These contracts include the following:

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

METC pays Consumers Energy annual rent of $10.0 million, in equal quarterly installments, for the easement and related rights under the Easement Agreement. Although METC and Consumers Energy share the use of the premises and the facilities covered by the Easement Agreement, METC pays the entire amount of any rentals, property taxes, inspection fees and other amounts required to be paid to third parties with respect to any use, occupancy, operations or other activities on the premises or the facilities and is generally responsible for the maintenance of the premises and the facilities used for electric transmission at its expense. METC also must maintain commercial general liability insurance protecting METC and Consumers Energy against claims for personal injury, death or property damage occurring on the premises or the facilities and pay for all insurance premiums. METC is also responsible for patrolling the premises and the facilities by air at its expense at least annually and to notify Consumers Energy of any unauthorized uses or encroachments discovered. METC must indemnify Consumers Energy for all liabilities arising from the facilities covered by the Easement Agreement.

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

ITC Midwest

IP&L operates the electric distribution system to which ITC Midwest’s transmission system connects. ITC Midwest is a party to a number of operating contracts with IP&L that govern the operations and maintenance of its transmission system. These contracts include the following:

Distribution-Transmission Interconnection Agreement.  The Distribution-Transmission Interconnection Agreement (the “DTIA”), dated as of December 17, 2007, governs the rights, responsibilities and obligations of ITC Midwest and IP&L, with respect to the use of certain of their own and the other parties’ property, assets and facilities, and the construction of new facilities or modification of existing facilities. Additionally, the DTIA sets forth the terms pursuant to which the equipment and facilities and the interconnection equipment of IP&L will continue to connect ITC Midwest’s facilities through which ITC Midwest provides transmission service under the MISO Transmission and Energy Markets Tariff. The DTIA will remain in effect until terminated by mutual agreement by the parties (subject to any required FERC approvals) or as long as any interconnection point of IP&L is connected to ITC Midwest’s facilities, unless modified by written agreement of the parties.

Large Generator Interconnection Agreement.  ITC Midwest, IP&L and MISO entered into the Large Generator Interconnection Agreement (the “LGIA”), dated as of December 20, 2007, in order to establish, re-establish and maintain the direct electricity interconnection of IP&L’s electricity generating assets with ITC Midwest’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. The LGIA will remain in effect until terminated by ITC Midwest or until IP&L elects to terminate the agreement if a particular unit ceases commercial operation for three consecutive years.

Transition Services Agreement.  The Transition Services Agreement (the “TSA”), dated as of December 20, 2007, identifies the transmission corporate administration services, the construction and maintenance services, the engineering services and the system operations services related to the 34.5 kV transmission system that IP&L agreed to provide to ITC Midwest. The TSA also requires IP&L to provide the transition design, planning and implementation relating to those services. In addition to the system operations services related to the 34.5 kV transmission system, IP&L will provide a limited number of corporate administration services and construction and maintenance services, to ITC Midwest. The initial term of the TSA expired, and ITC Midwest exercised the first of its four options to extend the agreement an additional six months. The first extension will terminate June 30, 2009; however, ITC Midwest has given notice to IP&L that it will require the system operations services related to the 34.5 kV transmission system and its associated detailed billing service to be extended through December 31, 2009. The agreement can also be terminated by mutual agreement of the parties. Subsequent to the termination of the TSA, ITC Midwest expects to perform the activities covered under the TSA.

Operating Agreement.  The Operating Agreement, dated as of December 17, 2007, between ITC Midwest and ATC obligated ATC to provide control, operation and emergency response services as well as providing assistance in the transition of those services to ITC Midwest. The services contemplated by this agreement were only for ITC Midwest’s transmission facilities operating at 69 kV and above. The Operating Agreement was terminated in December 2008 in accordance with its terms, at which time ITC Midwest began performing the activities covered under the Operating Agreement.

Regulatory Environment

Regulators and public policy makers have seen the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption combined with historically inadequate transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the Northeastern and Midwestern United States and Ontario, Canada, the Department of Energy (the “DOE”) established the Office of Electric Transmission and Distribution, focused on working with reliability experts from the power industry, state governments, and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing financial incentives, such as increasing the return on equity for transmission-only companies to a level that is greater than that of traditional utilities.

The FERC has issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electric transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this potential discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a transmission owner or operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.

On August 8, 2005, the Energy Policy Act was enacted, which requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against these reliability standards established by the NERC, as well as ReliabilityFirst Corporation (for ITCTransmission and METC) and Midwest Reliability Organization (for ITC Midwest), which are regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. In addition, the FERC has finalized rules under which our Regulated Operating Subsidiaries may qualify for rate incentives to invest in transmission infrastructure. Our Regulated Operating Subsidiaries may also be eligible for federal assistance in the siting of such infrastructure. Finally, the Energy Policy Act repealed the Public Utility Holding Company Act of 1935, which was replaced by the Public Utility Holding Company Act of 2005. It also subjected utility holding companies to regulations of the FERC related to access to books and records, and amended Section 203 of the FPA to provide explicit authority for the FERC to review mergers and consolidations involving utility holding companies in certain circumstances.

Federal Regulation

As electric transmission companies, our Regulated Operating Subsidiaries are regulated by the FERC. The FERC is an independent regulatory commission within the DOE that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline, and the transmission and wholesale sale of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In 1996, in order to facilitate open access transmission for participants in wholesale power markets, the FERC issued Order No. 888. The open access policy promulgated by the FERC in Order No. 888 was upheld in a United States Supreme Court decision State of New York vs. FERC, issued on March 4, 2002. To facilitate open access, among other things, FERC Order No. 888 encouraged investor owned utilities to cede operational control over their transmission systems to ISOs, which are not-for-profit entities.

As an alternative to ceding operating control of their transmission assets to ISOs, certain investor-owned utilities began to promote the formation of for-profit transmission companies, which would assume control of the operation of the grid. In December 1999, the FERC issued Order No. 2000, which strongly encouraged utilities to voluntarily transfer operational control of their transmission systems to RTOs. RTOs, as envisioned in Order No. 2000, would assume many of the functions of an ISO, but the FERC permitted greater flexibility with regard to the organization and structure of RTOs than it had for ISOs. RTOs could accommodate the inclusion of independently owned, for-profit companies that own transmission assets within their operating structure. Independent ownership would facilitate not only the independent operation of the transmission systems but also the formation of companies with a greater financial interest in maintaining and augmenting the capacity and reliability of those systems.

MISO was formed in 1996 as a voluntary association of electric transmission owners consistent with the principles in FERC Order No. 888. Later, in response to FERC Order No. 2000, MISO evolved into a FERC-approved RTO with an open architecture framework capable of accommodating a variety of business models including independently owned, for-profit transmission companies. MISO, in its role as an RTO, monitors electric reliability throughout much of the Midwest. MISO is responsible for coordinating the operation of the wholesale electric transmission system and ensuring fair, non-discriminatory access to the transmission grid.

State Regulation

The regulatory agencies in the states where our Regulated Operating Subsidiaries’ assets are located do not have jurisdiction over rates or terms and conditions of service. However, they do have jurisdiction over siting of transmission facilities and related matters as described below. Additionally, we are subject to the regulatory oversight of various state environmental quality departments for compliance with any state environmental standards and regulations.

ITCTransmission and METC

Michigan

The Michigan Public Service Commission has jurisdiction over the siting of transmission facilities. Additionally, pursuant to Michigan Public Acts 197 and 198 of 2004, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.

ITCTransmission and METC are also subject to the regulatory oversight of the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources and certain local authorities for compliance with all environmental standards and regulations.

ITC Midwest

Iowa

ITC Midwest is not a public utility subject to the IUB’s statutory jurisdiction to regulate a public utility’s rates and services pursuant to Iowa Code ch. 476. Iowa Code ch. 478, however, provides that the IUB has the power of supervision over the construction, operation, and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa Code ch. 478 further provides that any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use.

ITC Midwest also is subject to the regulatory oversight of the Iowa Department of Natural Resources and certain local authorities for compliance with all environmental standards and regulations.

Minnesota

The MPUC does not have jurisdiction to regulate ITC Midwest’s rates or terms and conditions of service. However, the MPUC has jurisdiction over the siting and routing of new transmission lines through Minnesota’s Certificate of Need Process. Transmission companies are also required to participate in the State’s Biennial Transmission Planning Process and are subject to the state’s preventative maintenance requirements. Pursuant to Minnesota law, ITC Midwest has the right as an independent transmission company to condemn property in the State of Minnesota for the purpose of building new transmission facilities.

ITC Midwest is also subject to the regulatory oversight of the Minnesota Pollution Control Agency, the Minnesota Department of Natural Resources, the MPUC in conjunction with the Department of Commerce, and certain local authorities for compliance with applicable environmental standards and regulations.

Illinois

The Illinois Commerce Commission (“ICC”) does not have jurisdiction to regulate ITC Midwest’s rates or terms and conditions of service, but the ICC does exercise jurisdiction over siting of new transmission lines.

ITC Midwest also is subject to the regulatory oversight of the Illinois Environmental Protection Agency, the Illinois Department of Natural Resources, the Illinois Pollution Control Board and certain local authorities for compliance with all environmental standards and regulations.

Missouri

The Missouri Public Service Commission (the “MOPSC”) does not have jurisdiction to regulate the Company’s rates, terms or conditions of service. However, because ITC Midwest is a “public utility” and an “electrical corporation” under Missouri law, the MOPSC has jurisdiction to determine whether ITC Midwest may operate in such capacity. In this regard, on August 30, 2007, the MOPSC granted ITC Midwest a certificate of public convenience and necessity to own, operate and maintain a 161 kV transmission line of approximately 9.5 miles located in Clark County, Missouri which connects the former IP&L’s transmission substation in Keokuk, Iowa with Ameren Energy Generating Company’s transmission substation near Wayland, Missouri. The MOPSC also exercises jurisdiction with regard to other non-rate matters affecting this Missouri asset such as transmission substation construction, general safety and the transfer of the franchise or property.

ITC Midwest is also subject to the regulatory oversight of the Missouri Department of Natural Resources for compliance with all environmental standards and regulations relating to this transmission line.

Sources of Revenue

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Revenues” for a discussion of our principal sources of revenue.

Seasonality

Prior to the implementation of forward-looking Attachment O, effective January 1, 2007 for ITCTransmission and METC, the revenues recognized by these subsidiaries were dependent on monthly peak loads. Revenues and net income varied between periods based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period varied from the data on which the

Attachment O rate was based, our Regulated Operating Subsidiaries earned more or less revenue during that annual period and therefore recovered more or less than their respective net revenue requirements. The calculation of net revenue requirement is described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Net Revenue Requirement Calculation.”

Under forward-looking Attachment O, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Forward-Looking Attachment O,” monthly peak loads continue to be used for billing network revenues and continue to affect operating cash flows. However, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. This results in more consistent net income for each quarterly period within a given year, compared to the historical Attachment O method that previously applied to ITCTransmission and METC.

Principal Customers

Our principal transmission service customers are Detroit Edison, Consumers Energy and IP&L, which accounted for approximately 41.6%, 25.6% and 19.8%, respectively, of our total operating revenues for the year ended December 31, 2008. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2008 Attachment O revenue accruals that were included in our 2008 operating revenues, but will not be billed to our customers until 2010. We have assumed that the Attachment O revenues billed to these customers in 2010 would be in the same proportion of the respective percentages of network revenues billed to them in 2008. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may have allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.

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

Competition

Each of our Regulated Operating Subsidiaries is the only transmission system in its respective service area and, therefore, effectively has no competitors. For our subsidiaries focused on development opportunities for capital projects in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by deciding to pursue capital projects that we are pursuing. Because our subsidiaries are the only transmission companies that are independent from electricity market participants, we believe we are best able to develop these projects in a non-discriminatory manner. However, there are no assurances we will be selected to develop projects that other entities are also pursuing. None of our existing operating revenues relate to these development initiatives, and our development expenses are recorded to operating expenses unless and until the FERC allows us recovery of such expenses and they are probable of recovery.

Employees

As of December 31, 2008, we had 392 employees. We consider our relations with our employees to be good.

The certifications of the Chief Executive Officer and Chief Financial Officer required by Securities and Exchange Commission (“SEC”) rules have been filed as exhibits to this report. The unqualified certification of the Chief Executive Officer as to compliance with New York Stock Exchange (“NYSE”) corporate governance requirements was filed with the NYSE on June 19, 2008.

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

Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties our Regulated Operating Subsidiaries own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls (commonly known as PCBs). Our facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, the property of others may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that we do not own, and, at some of our transmission stations, transmission assets (owned or operated by us) and distribution assets (owned or operated by our transmission customers) are commingled.

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

Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines. While we do not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any claims pending or threatened against us for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electric transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.

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

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chairman, President, Chief Executive Officer and Treasurer and our Senior Vice President — Finance and Chief Financial Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our web site within the required periods. The information on our web site is not incorporated by reference into this report.

We will also provide this information in print to any shareholder who requests it.

To learn more about us, please visit our web site at www.itc-holdings.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our web site and is readily accessible.

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

On November 18, 2008, IP&L filed a complaint against ITC Midwest before the FERC under Section 206 of the Federal Power Act. The complaint alleges that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appear excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 will cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. The complaint states that it does not challenge ITC Midwest’s Attachment O formula or its planned capital investments. ITC Midwest’s network rate is based on its forward-looking Attachment O rate formula, as approved by FERC, which incorporates ITC Midwest’s projected net revenue requirement and load. Among other things, IP&L’s complaint seeks investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate). The resolution of this proceeding and its ultimate impact on ITC Midwest’s network rate and transmission revenues cannot be determined at this time. Various other parties, including Detroit Edison and Consumers Energy have filed with the FERC as interveners in the matter, such that the outcome of the case could also have an impact on the rates of ITCTransmission and METC. If the FERC issues a decision in this matter which inhibits our ability to recover costs and expenses through our rates or is otherwise adverse to our interests, then our results of operations, financial condition and liquidity may be materially and adversely affected.

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

Under the FERC’s order approving ITC Midwest’s asset acquisition, ITC Midwest has agreed to a hold harmless commitment in which no acquisition premium will be recovered in rates, nor will ITC Midwest recover through transmission rates any transaction-related costs that exceed demonstrated transaction-related savings for a period of five years. If during the five year period ITC Midwest seeks to recover transaction-related costs through Attachment O, ITC Midwest must make an informational filing at the FERC that identifies the transaction-related costs sought to be recovered and demonstrates that those costs are exceeded by transaction-related savings. If challenged at the FERC and ITC Midwest fails to show that transaction-related costs included for recovery do not exceed transaction-related savings, ITC Midwest could be subject to lowered rates and/or refunds of amounts previously collected. Additionally, in Iowa and Minnesota, as part of the regulatory approval process, ITC Midwest committed not to recover the first $15.0 million in transaction-related costs under any circumstances.

In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two construction projects intended to improve the reliability and efficiency of our electric transmission system. ITC Midwest agreed to use commercially reasonable efforts to complete these projects prior to December 2009 and 2011, respectively. In the event ITC Midwest fails to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure will be reduced to 10.39% under Attachment O until such time as it completes these projects. Any of the events described above could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In September 2007, the IUB issued an order declining to disapprove ITC Midwest’s asset acquisition and terminating the review docket, and ITC Midwest’s asset acquisition was accordingly deemed to be approved by operation of law upon the subsequent expiration in September 2007 of the prescribed statutory period. The IUB order recognized that regulatory approvals in other jurisdictions were required, and stated that material changes in ITC Midwest’s asset acquisition imposed by such approvals could require the submission of a new proposal for IUB review if such changes materially altered the basis for the IUB order. On October 19, 2007, the Iowa Office of Consumer Advocate (the “IOCA”) filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove ITC Midwest’s asset acquisition. A final hearing on the IOCA’s petition for judicial review occurred on August 8, 2008. On September 25, 2008, the IOCA filed an application with the District Court for leave to present additional evidence. On October 3, 2008, the District Court issued a ruling that affirmed the IUB’s decision in all respects and rejected the IOCA’s claimed relief, but failed to address or acknowledge the IOCA’s motion for leave to present additional evidence. Subsequently, on December 11, 2008 the District Court denied the IOCA’s application for leave to present additional evidence and reaffirmed its prior ruling affirming the IUB’s decision and rejecting the IOCA’s claimed relief. On February 13, 2009, the IOCA filed a notice of appeal with the Iowa Supreme Court. If the IOCA’s appeal is ultimately decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to pursue strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

Each of our Regulated Operating Subsidiaries’ rate base, revenues and earnings are determined in part by additions to property, plant and equipment when placed in service. We expect ITCTransmission, METC and ITC Midwest to invest approximately $700 million, $1,150 million and $1,050 million, respectively, in their respective systems over the period beginning January 1, 2008 through December 31, 2017. The expected amounts of capital investment over the period beginning January 1, 2008 through December 31, 2017 do not include a total of $150 million for ITCTransmission and METC combined and $250 million at ITC Midwest for estimated transmission network upgrades for generator interconnections due to a high degree of uncertainty on whether these projects will ultimately be built and because they could replace other transmission projects currently being planned. This estimate for transmission network upgrades for generator interconnections could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff for the project to qualify as a refundable network upgrade, among other factors. For the year ended December 31, 2009, we expect ITCTransmission, METC and ITC Midwest to invest approximately $70 million to $85 million, $110 million to $130 million and $90 million to $110 million, respectively, in their respective systems, which includes estimated capital investments for transmission network upgrades. Additionally, we also expect to spend approximately $30 million at ITC Midwest to purchase and complete construction on a substation and to purchase a transmission line. Our expected capital investments at our Regulated Operating Subsidiaries for the year ended December 31, 2009 could change significantly due to the uncertainty around capital investments for transmission network upgrades for generator interconnections as described above. If our Regulated Operating Subsidiaries’ capital expenditures and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our Regulated Operating Subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.

In addition, we are pursuing broader strategic development investment opportunities for transmission construction related to building super-regional 765 kV transmission facilities, interconnections for wind generation and other renewable resources, and investment opportunities. The incumbent utilities or other entities with transmission development initiatives may compete with us by deciding to pursue capital projects that we are pursuing. These estimates of potential investment opportunities are based primarily on foreseeable transmission needs and general transmission construction costs, not necessarily on particular project cost estimates.

Any capital investment at our Regulated Operating Subsidiaries or as a result of our broader strategic development initiatives may be lower than expected due to, among other factors, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time or regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery and other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. Our ability to engage in construction projects resulting from pursuing these initiatives is subject to significant uncertainties, including the factors discussed above, and will depend on obtaining any necessary regulatory and other approvals for the project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. Therefore, we can provide no assurance as to the actual level of investment we may achieve at our Regulated Operating Subsidiaries or as a result of the broader strategic development initiatives.

The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

Each of our Regulated Operating Subsidiaries is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval may also be required to acquire securities in a public utility. Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of our Regulated Operating Subsidiaries must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities (including debt securities).

We are also pursuing strategic development opportunities for construction of transmission facilities and interconnections with wind generation and other renewable resources. These projects require regulatory approval by the FERC, applicable RTOs and state regulatory agencies. Failure to secure such regulatory approval for new strategic development projects could adversely affect our ability to grow our business and increase our revenues.

In addition, we are subject to state and/or local regulations relating to, among other things, facility siting. If we fail to comply with these local regulations, we may incur liabilities for such failure.

Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.

Attachment O, the rate formula mechanism used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, will be used by our Regulated Operating Subsidiaries for that purpose until and unless the FERC determines that such rate formula is unjust and unreasonable or that another mechanism is more appropriate. Such determinations could result from challenges initiated at the FERC by interested parties, by the FERC on its own initiative in a proceeding under Section 206 of the FPA or by a successful application initiated by any of our Regulated Operating Subsidiaries under Section 205 of the FPA. End-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially.

Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a transmission owner in MISO. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could shift new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. We cannot predict whether, and to what extent, our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future.

If the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

If the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected due to weather, a weak economy, changes in the nature or composition of the transmission grids of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our Regulated Operating Subsidiaries’ formula rate mechanism.

Each of our Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Detroit Edison accounted for 87.3% of ITCTransmission’s total operating revenues for the year ended December 31, 2008 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for 82.8% of METC’s total operating revenues for the year ended December 31, 2008, and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB-/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for 85.5% of ITC Midwest’s total operating revenues for the year ended December 31, 2008 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated BBB+/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2008 Attachment O revenue accruals that were included in our 2008 operating revenues, but will not be billed to our customers until 2010. We have assumed that the Attachment O revenues billed to these customers in 2010 would be in the same proportion of the respective percentages of network revenues billed to them in 2008.

Any material failure by Detroit Edison, Consumers Energy or IP&L to make payments for transmission services would adversely affect our financial condition and results of operations and our ability to service our debt obligations, and could impact the amount of dividends we pay our stockholders.

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

If ITC Midwest’s operating agreement with IP&L is terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L.

ITC Midwest has an operating service agreement with IP&L, the TSA, which governs the operation of ITC Midwest’s 34.5 kV transmission system. In addition to the system operations services related to the 34.5 kV transmission system, IP&L provides a limited number of corporate administration, construction and maintenance services to ITC Midwest. The initial term of the TSA expired, and ITC Midwest exercised the first of its four options to extend the agreement an additional six months. The first extension will terminate June 30, 2009; however, ITC Midwest has given notice to IP&L that it will require the system operations services related to the 34.5 kV transmission system and its associated detailed billing service to be extended through December 31, 2009. In May 2009, ITC Midwest plans to issue an official notice to confirm the six month extension of those services and any others that need to be extended. The agreement can also be terminated by mutual agreement of the parties. While this agreement is in place, ITC Midwest will continue to hire and train its own employees and continue to contract with other non-utility owning vendors to provide these services with the eventual goal of replacing IP&L entirely. If the FERC were to terminate this agreement prematurely, or prohibit its renewal, or if this agreement is terminated or fails to be renewed for any other reason at any time when ITC Midwest is unprepared for such termination, ITC Midwest may face difficulty finding a qualified replacement work force to provide such services, which could have a material adverse effect on its ability to carry on its business and on its results of operations.

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

Our Regulated Operating Subsidiaries have incurred expenses in connection with environmental compliance, and we anticipate that each will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to each could result in significant civil or criminal penalties and remediation costs. Our Regulated Operating Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of our Regulated Operating Subsidiaries’ facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered or threatened species. In addition, certain properties in which our Regulated Operating Subsidiaries operate are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore, our business, financial condition and results of operations.

In addition, claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines. We cannot assure you that such claims will not be asserted against us or that, if determined in a manner adverse to our interests, would not have a material adverse effect on our business, financial condition and results of operations.

Our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Regulated Operating Subsidiaries are required to comply with various regulations, including reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements in respect of real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 to a maximum of $1.0 million per day, depending on the severity of the violation. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our operating subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Risks Related to Our Structure and Financial Leverage

ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

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

We are highly leveraged. As of December 31, 2008, we had approximately $2.2 billion of consolidated indebtedness, consisting of various outstanding debt securities and borrowings under various credit facilities. In addition, we had a total of $340.0 million in revolving credit agreement commitments at December 31, 2008. This capital structure can have several important consequences, including, but not limited to, the following:

•	If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our Regulated Operating Subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, our senior or subordinated creditors and the senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•	Our revolving credit facilities mature in March 2012 for ITC Holdings, ITCTransmission and METC and in January 2013 for ITC Midwest. Our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.

•	Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. We are attempting to identify a replacement bank to fulfill Lehman’s commitment but given the favorable terms of our existing agreement compared to current market conditions, it is unlikely that will be able to find a replacement bank. If we are unable to identify a replacement bank to fulfill Lehman’s commitment, our capacity to borrow under our the currently outstanding revolving credit facilities would continue to be reduced.

•	Current market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and other expenses or investments planned by us and could adversely affect our business, financial condition, cash flows and results of operations.

We may incur substantial indebtedness in the future. The incurrence of additional indebtedness would increase the leverage-related risks described here.

Certain provisions in our debt instruments limit our financial flexibility.

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

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

The revolving credit agreements, METC’s senior secured notes and ITC Holdings’ senior notes require us to meet certain financial ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

Adverse changes in our credit ratings may negatively affect us.

Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance and the prevailing unfavorable conditions in the capital markets could result in credit agencies reexamining our credit ratings. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving credit agreements.

ITC Holdings’ common stock offering in October 2006 caused us to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which will limit the amount of our federal income tax NOLs that we may use to reduce our tax liability in a given period.

As of December 31, 2008, we had estimated federal income tax NOLs of $253.4 million, resulting in part from accelerated depreciation methods for property, plant and equipment for income tax reporting purposes. These federal income tax NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its federal income tax NOLs to reduce its tax liability. As a result of the ownership change in October 2006, we are not able to use our pre-ownership change federal income tax NOLs in excess of the limitation imposed by Section 382 for each annual period. Included in the total federal income tax NOLs above are approximately $38.5 million of federal income tax NOLs included in our 2006 consolidated tax return for the entities acquired in the METC acquisition. We will be subject to annual limitations on the use of such federal income tax NOLs as a result of the acquisition of all of the indirect ownership interests in METC by us, as well as limitations resulting from prior transactions by the acquired entities. We have not recorded a valuation allowance relating to our federal income tax NOLs. In the event it becomes more likely than not that any portion of the federal income tax NOLs will expire unused, we would be required to recognize an expense to establish a valuation allowance in the period in which the determination is made. If the expense is significant, it could have a material adverse effect on our results of operations.

Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

Our Articles of Incorporation and bylaws contain provisions that might enable our management to resist a proposed takeover. These provisions could discourage, delay or prevent a change of control or an acquisition at a price that our shareholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions include:

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

Certain of our Regulated Operating Subsidiaries have been granted favorable rate treatment by the FERC based on their independence from market participants. The FERC defines a “market participant” to include any person or entity that, either directly or through an affiliate, sells or brokers electricity, or provides ancillary services to MISO. An affiliate, for these purposes, includes any person or entity that directly or indirectly owns, controls or holds with the power to vote 5% or more of the outstanding voting securities of a market participant. To help ensure that we and our subsidiaries will remain independent of market participants, our Articles of Incorporation impose certain restrictions on the ownership and voting of shares of our capital stock by market participants. In particular, the Articles of Incorporation provide that we are restricted from issuing any shares of capital stock or recording any transfer of shares if the issuance or transfer would cause any market participant, either individually or together with members of its “group” (as defined in SEC beneficial ownership rules), to beneficially own 5% or more of any class or series of our capital stock. Additionally, if a market participant, together with its group members, acquires beneficial ownership of 5% or more of any series of the outstanding shares of our capital stock, such market participant or any shareholder who is a member of a group including a market participant will not be able to vote or direct or control the votes of shares representing 5% or more of any series of our outstanding capital stock. Finally, to the extent a market participant, together with its group members, acquires beneficial ownership of 5% or more of the outstanding shares of any series of our capital stock, our Articles of Incorporation allow our board of directors to redeem any shares of our capital stock so that, after giving effect to the redemption, the market participant, together with its group members, will cease to beneficially own 5% or more of that series of our outstanding capital stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our Regulated Operating Subsidiaries’ transmission facilities are located in the lower peninsula of Michigan and portions of Iowa, Minnesota, Illinois and Missouri, and have agreements with other utilities for the joint ownership of specific substations and transmission lines. See Note 14 to the consolidated financial statements.

ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 2,800 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 18,200 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 163 stations and substations which either interconnect our transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment);

•	associated land held in fee, rights of way and easements;

•	an approximately 188,000 square-foot corporate headquarters facility and operations control room, including furniture, fixtures and office equipment; and

•	an approximately 40,000 square-foot facility in Ann Arbor, Michigan that includes a back-up operations control room.

ITCTransmission’s First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC owns the assets of a transmission system and related assets, including:

•	approximately 5,500 circuit miles of overhead transmission lines rated at voltages of 138 kV to 345 kV;

•	approximately 36,200 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 93 stations and substations which either interconnect our transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others; and

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment).

Amounts borrowed under METC’s revolving credit agreement are secured by a first priority security interest on all of METC’s assets through the issuance of senior secured bonds, collateral series, under METC’s first mortgage indenture and the second supplemental indenture thereto.

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

ITC Midwest owns the assets of a transmission system and related assets, including:

•	approximately 6,800 miles of transmission lines rated at voltages of 34.5kV to 345kV;

•	transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at approximately 254 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., switching stations, breakers and metering equipment); and

•	associated land held in fee, rights of way and easements.

ITC Midwest’s First Mortgage Bonds were initially issued in January 2008 under ITC Midwest’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.

The assets of our Regulated Operating Subsidiaries are suitable for electric transmission and adequate for the electricity demand in our service territory. We prioritize capital spending based in part on meeting reliability standards within the industry. This includes replacing and upgrading existing assets as needed.

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

On November 18, 2008, IP&L filed a complaint against ITC Midwest before the FERC under Section 206 of the Federal Power Act. The complaint alleges that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appear excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 will cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. The complaint states that it does not challenge ITC Midwest’s Attachment O formula or its planned capital investments. ITC Midwest’s network rate is based on its forward-looking Attachment O rate formula, as approved by FERC, which incorporates ITC Midwest’s projected net revenue requirement and load. Among other things, IP&L’s complaint seeks investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate). The resolution of this proceeding and its ultimate impact on ITC Midwest’s network rate and transmission revenues cannot be determined at this time. We believe that ITC Midwest’s 2009 rate is just and reasonable, that IP&L has not proffered sufficient arguments or reasons for the complaint to be sustained, and that ITC Midwest’s 2009 rate appropriately reflects the commitment of ITC Midwest to improve the performance and reliability of its transmission system. Accordingly, ITC Holdings and ITC Midwest believe that IP&L’s action is without merit and currently intend to contest it vigorously. However, various other parties, including Detroit Edison and Consumers Energy have filed with the FERC as interveners in the matter, such that the outcome of the case could also have an impact on the rates of ITCTransmission and METC. If the FERC issues a decision in this matter which inhibits our ability to recover costs and expenses through our rates or is otherwise adverse to our interests, then our results of operations, financial condition and liquidity may be materially and adversely affected.

Refer to Notes 5 and 15 to the consolidated financial statements for a description of other pending litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price and Dividends

Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 20, 2009, there were approximately 496 shareholders of record of our common stock.

The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2008 and 2007, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2008	High	Low	Dividends

Quarter ended December 31, 2008	$56.00	$32.35	$0.305
Quarter ended September 30, 2008	$59.99	$49.35	$0.305
Quarter ended June 30, 2008	$57.13	$50.42	$0.290
Quarter ended March 31, 2008	$58.14	$49.16	$0.290

Year Ended December 31, 2007	High	Low	Dividends

Quarter ended December 31, 2007	$58.58	$46.24	$0.290
Quarter ended September 30, 2007	$51.39	$40.40	$0.290
Quarter ended June 30, 2007	$46.42	$39.38	$0.275
Quarter ended March 31, 2007	$45.12	$37.90	$0.275

The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ assets consist primarily of the common stock of ITCTransmission, ownership interests in METC and ITC Midwest, ownership interests of our other subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA, and applicable state laws. The debt agreements to which we are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our revolving credit facilities. Further, our Regulated Operating Subsidiaries and each other subsidiary is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.

If and when ITC Holdings pays a dividend on its common stock, pursuant to our special bonus plans for executives and certain non-executive employees, amounts equivalent to the dividend may be paid to the special bonus plan participants, if approved by the compensation committee. We currently expect these amounts to be paid upon the declaration of dividends on ITC Holdings’ common stock.

The board of directors intends to increase the dividend rate from time to time as necessary for the yield to remain competitive, subject to prevailing business conditions, applicable restrictions on dividend payments and the availability of capital resources.

The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.

In addition, the information contained in the Equity Compensation table under “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

Stock Repurchases

There were no stock repurchases for the quarter ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical financial data for the periods indicated. On July 19, 2005, ITC Holdings affected an approximately 3.34-for-one stock split. All amounts and values of common shares and options and per share data in the accompanying financial information have been retroactively adjusted to give effect to the stock split.

The selected financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries (a)
	Year Ended December 31,
(In thousands, except share and per share data)	2008	2007	2006	2005	2004

OPERATING REVENUES(b)	$617,877	$426,249	$223,622	$205,274	$126,449
OPERATING EXPENSES
Operation and maintenance	113,818	81,406	35,441	48,310	24,552
General and administrative	81,296	62,089	40,632	25,198	24,412
Depreciation and amortization	94,769	67,928	40,156	33,197	29,480
Taxes other than income taxes	41,180	33,340	22,156	13,982	20,840
Termination of management agreements	—	—	—	6,725	—
Other operating income and expense — net	(809)	(688)	(842)	—	—

Total operating expenses	330,254	244,075	137,543	127,412	99,284

OPERATING INCOME	287,623	182,174	86,079	77,862	27,165
OTHER EXPENSES (INCOME)
Interest expense	122,234	81,863	42,049	28,128	25,585
Allowance for equity funds used during construction	(11,610)	(8,145)	(3,977)	(2,790)	(1,691)
Loss on extinguishment of debt	—	349	1,874	—	—
Other income	(3,415)	(3,457)	(2,348)	(1,700)	(1,289)
Other expense	3,944	1,618	1,629	615	283

Total other expenses (income)	111,153	72,228	39,227	24,253	22,888

INCOME BEFORE INCOME TAXES	176,470	109,946	46,852	53,609	4,277
INCOME TAX PROVISION	67,262	36,650	13,658	18,938	1,669

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	109,208	73,296	33,194	34,671	2,608
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	—	29	—	—

NET INCOME	$109,208	$73,296	$33,223	$34,671	$2,608

Basic earnings per share	$2.25	$1.73	$0.95	$1.10	$0.09
Diluted earnings per share	$2.19	$1.68	$0.92	$1.06	$0.08
Weighted-average basic shares	48,605,951	42,298,478	35,048,049	31,455,065	30,183,886
Weighted-average diluted shares	49,770,681	43,541,306	36,236,944	32,729,842	30,899,548
Dividends declared per share	$1.190	$1.130	$1.075	$0.525	$—

	ITC Holdings and Subsidiaries (a)
	As of December 31,
(In thousands)	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Cash and cash equivalents	$58,110	$2,616	$13,426	$24,591	$14,074
Working capital (deficit)	1,095	(30,370)	10,107	19,945	(27,117)
Property, plant and equipment — net	2,304,386	1,960,433	1,197,862	603,609	513,684
Total assets	3,714,565	3,213,297	2,128,797	916,639	808,847
Long Term Debt:
ITC Holdings	1,327,741	1,687,193	775,963	266,104	273,485
Regulated Operating Subsidiaries	920,512	556,231	486,315	251,211	209,938

Total Long Term Debt	2,248,253	2,243,424	1,262,278	517,315	483,423
Total Stockholders’ Equity	929,063	563,075	532,244	263,301	196,602

	ITC Holdings and Subsidiaries (a)
	Year Ended December 31,
(In thousands)	2008	2007	2006	2005	2004

CASH FLOWS DATA:
Capital expenditures	$401,840	$287,170	$167,496	$118,586	$76,779

(a)	METC’s results of operations, cash flows and balances are included for the periods presented subsequent to its acquisition on October 10, 2006. In addition, ITC Midwest’s results of operations, cash flows and balances are included for the periods presented subsequent to its asset acquisition of the electric transmission assets of IP&L on December 20, 2007.

(b)	The ITCTransmission rate freeze ended December 31, 2004 resulted in an increase in operating revenues for the years presented subsequent to December 31, 2004. Refer to discussion of the ITCTransmission rate freeze in Note 5 to the consolidated financial statements. Additionally, ITCTransmission’s and METC’s implementation of forward-looking Attachment O for rates beginning January 1, 2007 resulted in increases in operating revenues for the years presented subsequent to December 31, 2006. Refer to the discussion of forward-looking Attachment O in Note 5 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties disclosed under “Item 1A Risk Factors.”

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

Overview

Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability and to reduce transmission constraints. By pursuing this strategy, we strive for high reliability of our systems and to improve accessibility to generation sources of choice, including renewable sources. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois and Missouri that transmit electricity from generating stations to local distribution facilities connected to our systems.

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.”

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

We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our Regulated Operating Subsidiaries’ transmission systems to investor owned utilities such as Detroit Edison, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. Substantially all of our operating expenses and assets support our transmission operations.

Significant recent events that influenced our financial position and results of operations and cash flows for the year ended December 31, 2008 or may affect future results include:

•	Capital investment of $399.4 million at our Regulated Operating Subsidiaries ($121.8 million, $121.1 million and $156.5 million at ITCTransmission, METC and ITC Midwest, respectively) for the year ended December 31, 2008, resulting primarily from our focus on improving system reliability;

•	ITC Midwest’s acquisition of the transmission assets of IP&L on December 20, 2007 and the related financing activities (described in Notes 4 and 8 to the consolidated financial statements);

•	Lower actual monthly peak loads as compared to what had been forecasted in developing the transmission network rates applicable for 2008 at ITCTransmission and METC, resulting in a reduction in operating cash flows of $22.8 million and $13.6 million, respectively, from what had been projected;

•	Debt issuances and borrowings under our revolving credit agreements in 2008 and 2007 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•	ITC Great Plains and Green Power Express each filed an application with the FERC for the approval of rates that would apply to their potential investment in transmission projects in Kansas and elsewhere in the SPP region.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Development Activities

On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate that would apply to ITC Great Plains’ transmission facilities in the SPP region, including Kansas. The approval of the application would provide ITC Great Plains with the regulatory certainty required to make significant transmission investments in the SPP region generally and Kansas in particular. The application seeks approval of a formula transmission rate for ITC Great Plains as an independent transmission company in SPP. The application also seeks incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the KETA Project, which would run from Spearville to a point near Hays, Kansas and then northward to Axtell, Nebraska, and the Kansas V-Plan, which would run from Spearville southward to Comanche County and then on a northeastern track to Wichita. The total capital investment for these two projects is anticipated to be between approximately $500 million and $1 billion. Additionally, the application seeks approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets. The total of these expenses for which we have requested regulatory asset treatment is $6.5 million through December 31, 2008. In the event the FERC approves our application and in the period it becomes probable that future revenues will result from the approval, we would record a reduction to operating expenses and recognize the regulatory assets. Federal approval is an essential prerequisite to establishing ITC Great Plains as a new, independent transmission company dedicated to investing in transmission within the SPP region. Although the receipt of approval from the FERC for a rate would be a significant milestone for ITC Great Plains, additional regulatory approvals will be required before ITC Great Plains can commence construction of the projects it has committed to build, including cost allocation for the KETA Project and the Kansas V-Plan. Additionally, we believe we may have the opportunity to invest approximately $1 billion to $2 billion in other extra high voltage overlay projects that have been identified by the SPP other than the KETA Project and the Kansas V-Plan.

On February 9, 2009, Green Power Express filed an application with the FERC for approval of a forward-looking formula rate and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses which will enable us to defer recovery of the costs associated with continued development efforts for the project. Over the past year we have worked to identify a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers, such as Chicago, southeastern Wisconsin, Minneapolis and other states that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other affected utilities within the Green Power Express project regions and would therefore only invest in a portion of the total project cost. The Green Power Express filing with FERC will be the first of many steps in the process to bring this project to completion to facilitate the delivery of the vast Upper Great Plains renewable wind resources to demand centers and markets in the industrial Midwest and further east. The Green Power Express project is a portion of our larger vision of a super regional high-voltage transmission backbone.

We are also exploring opportunities to invest up to approximately $1.3 billion to build a new 765 kV transmission facility across the southern portion of Michigan’s Lower Peninsula.

Complaint of IP&L

On November 18, 2008, IP&L filed a complaint against ITC Midwest before the FERC under Section 206 of the Federal Power Act. The complaint alleges that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appear excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 will cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. The complaint states that it does not challenge ITC Midwest’s Attachment O formula or its planned capital investments. ITC Midwest’s network rate is based on its forward-looking Attachment O rate formula, as approved by FERC, which incorporates ITC Midwest’s projected net revenue requirement and load. Among other things, IP&L’s complaint seeks investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate). The resolution of this proceeding and its ultimate impact on ITC Midwest’s network rate and transmission revenues cannot be determined at this time. We believe that ITC Midwest’s 2009 rate is just and reasonable, that IP&L has not proffered sufficient arguments or reasons for the complaint to be sustained, and that ITC Midwest’s 2009 rate appropriately reflects the commitment of ITC Midwest to improve the performance and reliability of its transmission system. Accordingly, ITC Holdings and ITC Midwest believe that IP&L’s action is without merit and currently intend to contest it vigorously. However, various other parties, including Detroit Edison and Consumers Energy have filed with the FERC as interveners in the matter, such that the outcome of the case could also have an impact on the rates of ITCTransmission and METC. If the FERC issues a decision in this matter which inhibits our ability to recover costs and expenses through our rates or is otherwise adverse to our interests, then our results of operations, financial condition and liquidity may be materially and adversely affected.

Michigan Sales and Use Tax Audit

The Michigan Department of Treasury (the “Department”) currently is conducting a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008. The auditor has raised an issue regarding whether ITCTransmission qualifies for the industrial processing exemption from sales and use tax it has taken beginning January 1, 2007. The industrial processing exemption at issue generally provides an exemption from sales and use tax for an industrial processor or a person performing industrial processing activities for or on behalf of an industrial processor for purchases made by such a business of tangible personal property if the property is used or consumed in the conduct of industrial processing activities.

Based on an analysis of the industrial processing statutes and ITCTransmission’s business activities, ITCTransmission claims the industrial processing exemption for purchases of tangible personal property that it uses in its electricity transmission activities. The purchases for which ITCTransmission claimed exemption include all purchases of tangible property used in its integrated transmission process, including purchases of property to perform inspection, quality control and testing activities, and to perform planning, scheduling, supervision, or control of transmission and transformation of the high voltage electricity that ITCTransmission receives from Detroit Edison.

ITCTransmission has received no formal written or verbal communication indicating that its industrial processing exemption will be denied. However, based on preliminary and informal communications with the Department, it appears likely that the Department will deny the exemption claims and assess additional sales and use tax against ITCTransmission. If an assessment is issued, ITCTransmission will have administrative appeal rights and, if an administrative appeal is unsuccessful, will have a right to litigate any assessment, assuming certain jurisdictional requirements are satisfied, in either the Michigan Tax Tribunal or the Michigan Court of Claims.

ITCTransmission believes that it has a strong position supporting the validity of its industrial processing exemption under the Michigan industrial processing exemption statutes and intends to vigorously defend against any potential denial of such exemption. However, if the Department makes an assessment of sales and use tax based on a denial of ITCTransmission’s industrial processing exemption and an appeal is required, it is reasonably possible that the assessment of additional sales and use tax could be sustained after all administrative appeals and litigation.

The amount of sales and use tax liability associated with the exemptions taken by ITCTransmission totals several million dollars. In the event it becomes appropriate to record additional sales and use tax expense relating to this matter, ITCTransmission would record the additional sales and use tax expense primarily as an increase to the cost of property, plant and equipment. These higher sales and use tax expenses would be passed on to ITCTransmission’s customers through higher net revenue requirements and resulting rates.

Any penalties and interest relating to this matter would potentially not be passed on through rates. METC has also taken the industrial processing exemption totaling several million dollars for periods still subject to audit since 2005.

Iowa Flood Damage

As a result of the flooding in Iowa in June of 2008, ITC Midwest suffered damage at three substations located in Cedar Rapids and Mason City, Iowa and was forced to relocate its headquarters in Cedar Rapids to temporary office facilities. The damage caused ITC Midwest to make capital investments of approximately $4.5 million to replace certain property, plant and equipment and perform various maintenance and other expense activities of $1.1 million. We have an insurance policy that covers ITC Holdings and its subsidiaries (including ITC Midwest) for such damages that includes a $1.0 million deductible. In the fourth quarter of 2008, we filed an initial claim under our insurance policy for the flood damage and expect to file additional insurance claims in 2009. As a result of the expected outcome of these claims, we recorded an insurance receivable amount of $2.3 million, net of the deductible, consisting of a $1.7 million reduction in property, plant and equipment and a $0.6 million reduction in operations and maintenance expense. As of December 31, 2008, we had not received any proceeds from this insurance claim. We do not anticipate that any difficulties in collecting the insurance claim would have a material impact on our results of operations, financial position or liquidity, as the capital investment and operations and maintenance expense would be recoverable through the rates of ITC Midwest.

Financial Markets

We continue to evaluate the impact on us of the recent volatility of the financial markets and the credit crisis affecting the capital markets. We are not able to predict whether we will experience any material adverse impact to our earnings or liquidity if current conditions continue to exist. Refer to the discussion under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for our short- and long-term financing expectations.

Rate Setting and Attachment O

Network Transmission Rates

Our Regulated Operating Subsidiaries operate in different rate zones, in each of which a different transmission service rate is charged. The rates within such joint rate zones are determined using a FERC-approved formulaic rate setting mechanism known as Attachment O. Attachment O is a rate template used by our Regulated Operating Subsidiaries as well as most transmission owning members of MISO. Our

Regulated Operating Subsidiaries’ component of their respective joint zone rate are set annually under Attachment O and are in effect for the one year period beginning January 1. Under Attachment O, our Regulated Operating Subsidiaries’ component of their respective joint zone rate allows for the recovery of their respective net revenue requirements. Our Regulated Operating Subsidiaries’ net revenue requirements utilized in developing each respective joint zone rate are derived using Attachment O, posted on the MISO Open Access Same-Time Information System each year and are effective without the need to file a rate case with the FERC, although the rate is subject to legal challenge at the FERC.

The following table presents our component of joint zone network transmission rates (per kW/month) that are relevant to our results of operations and cash flows since January 1, 2006:

Network Transmission Rate	ITCTransmission	METC(a)	ITC Midwest(b)

January 1, 2006 to May 31, 2006	$1.594
June 1, 2006 to December 31, 2006	$1.744	$1.524
January 1, 2007 to December 31, 2007	$2.099	$1.524	$2.373
January 1, 2008 to December 31, 2008	$2.350	$1.985	$2.446
January 1, 2009 to December 31, 2009	$2.520	$2.522	$4.162

(a)	METC’s results of operations and cash flows are included for the periods subsequent to its acquisition on October 10, 2006.

(b)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its asset acquisition of the electric transmission assets of IP&L on December 20, 2007.

Forward-Looking Attachment O

On July 14, 2006 and December 21, 2006, the FERC authorized ITCTransmission and METC, respectively, to modify the implementation of its Attachment O formula rate so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. As part of the FERC order dated December 3, 2007 approving ITC Midwest’s asset acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O effective January 1, 2008. In periods of capital expansion and increasing rate base, our Regulated Operating Subsidiaries will recover the costs of these capital investments on a more timely basis than under the previous Attachment O method used by ITCTransmission and METC.

Under the forward-looking Attachment O formula, by September 1st of each year, our Regulated Operating Subsidiaries use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish their projected net revenue requirements and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The forward-looking Attachment O formula includes a true-up mechanism, whereby each of our Regulated Operating Subsidiaries will compare its actual net revenue requirements to its billed network revenues for each year after the end of that year. Under forward-looking Attachment O, in the event billed network revenues in a given year are more or less than actual net revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual net revenue requirements. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns. For example, the true-up adjustment relating to 2008 is finalized in 2009 upon completion of the 2008 FERC Form No. 1 and will be included in the projected net revenue requirement that is used to establish the rate that will be effective commencing January 1, 2010.

Monthly peak loads continue to be used for billing network revenues for our Regulated Operating Subsidiaries. Therefore, network load continues to have an impact on cash flows from transmission service, but did not impact operating revenues recognized. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue

Recognition under Forward-Looking Attachment O” for a discussion of revenue recognition relating to network revenues.

Net Revenue Requirement Calculation

Each of our Regulated Operating Subsidiaries separately calculates a net revenue requirement under Attachment O based on its forecasted financial information specific to each company. The following steps illustrate the rate-setting methodology under forward-looking Attachment O:

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

Step Two — Calculate Projected Gross Revenue Requirement

The projected gross revenue requirement is calculated beginning with the projected allowed return on rate base, as calculated in Step One above, and adding projected recoverable operating expenses and an allowance for income taxes.

Step Three — Calculate Projected Net Revenue Requirement

After calculating the projected gross revenue requirement in Step Two above, the projected gross revenue requirement is adjusted for any prior year true-up adjustment discussed in Step Four and is reduced for certain revenues, other than network revenues, such as projected point-to-point, regional cost sharing revenues and rental revenues. This net amount represents our projected net revenue requirement and is used to calculate our component of the joint zone network transmission rate to be billed to customers for network transmission service.

Step Four — Calculate True-up Adjustment

The actual transmission revenues billed for the previous year will be compared to actual net revenue requirement which is based primarily on amounts from the completed FERC Form No. 1. The true-up adjustment that results from the difference between the actual revenue billed and actual net revenue requirement will be added to the upcoming year’s projected net revenue requirement used to determine the upcoming year’s joint zone network transmission rate. For example, the true-up adjustment relating to 2007 was calculated in 2008 upon completion of the 2007 FERC Form No. 1 and was included in the projected net revenue requirement that is used to establish the joint zone network transmission rate that became effective January 1, 2009. Interest is also applied to the true-up adjustment.

Illustration of Attachment O Rate Setting.  Set forth below is a simplified illustration of the calculation of ITCTransmission’s component of the joint zone network transmission rate for billing purposes under the Attachment O rate setting mechanism for the period from January 1, 2009 through December 31, 2009, that was based primarily upon projections of ITCTransmission’s 2009 FERC Form No. 1 data. Amounts below are approximations of the amounts used to establish our projected net revenue requirement in the 2009 ITCTransmission Attachment O filing. ITCTransmission’s component of the joint zone network transmission rate is calculated by dividing the projected net revenue requirement by the sum of the projected 12 coincident peak network loads divided by 12 months.

Line	Attachment O Items	Instructions	Amount
1	Projected rate base (the average of the 13 months ended December 31, 2008 through December 31, 2009)		$922,700,000
2	Multiply by projected 13 month weighted average cost of capital(a)		10.59%
3	Projected allowed return on rate base	(Line 1 × Line 2)	$97,713,930

4	Projected recoverable operating expenses for 2009		$66,400,000
5	Projected taxes and depreciation and amortization for 2009		$144,350,000
6	Projected gross revenue requirements for 2009	(Line 3 + Line 4 + Line 5)	$308,463,930

7	Less projected revenue credits for 2009		$(42,500,000)
8	Plus/(less) 2007 true-up adjustment(b)		$(236,017)
9	Projected net revenue requirement for 2009	(Line 6 -Line 7 + Line 8)	$265,727,913

10	Projected 2009 network load (in kW)		8,787,000
11	Annual component of the joint zone network transmission rate	(Line 9 divided by Line 10)	$30.241
12	Monthly component of the joint zone network transmission rate ($/kW per month)	(Line 11 divided by 12 months)	$2.520

(a) The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITC Transmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital

Debt	40.00%	5.64%(Pre-tax) =	2.26%
Equity	60.00%	13.88% (After tax) =	8.33%

	100.00%		10.59%

(b)	The 2007 true-up adjustment is included in ITC Transmission’s component of the 2009 billed joint zone network transmission rate. The 2008 true-up adjustment will not impact ITC Transmission’s component of the 2009 billed joint zone network transmission rate, but it will be included as a component of the projected net revenue requirement in the Attachment O rate calculation for 2010.

Trends and Seasonality

Network Revenues

We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of our Regulated Operating Subsidiaries long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Our Regulated Operating

Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. The Energy Policy Act was enacted, which requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as ReliabilityFirst Corporation (for ITCTransmission and METC) and Midwest Reliability Organization (for ITC Midwest), which are regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems is needed to maintain compliance and improve reliability.

We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; and (3) relieve congestion in the transmission systems. The following table shows our expected and actual capital investment for each of the Regulated Operating Subsidiaries:

	Ten-Year Capital	Capital Investment
(In millions)	Investment Program			Actual For The Year Ended
Regulated Operating Subsidiary	2008-2017(a)	Expected in 2009		December 31, 2008(b)
ITCTransmission	$700	$70 - $85		$121.8
METC	$1,150	$110 - $130		$121.1
ITC Midwest	$1,050	$90 - $110	(c)	$156.5	(d)

(a)	The expected amounts for our ten-year program do not include $150 million for ITCTransmission and METC combined and $250 million at ITC Midwest for estimated transmission network upgrades for generator interconnections due to a high degree of uncertainty on whether these projects will ultimately be built and because they could replace other transmission projects currently being planned. This estimate for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff for the project to qualify as a refundable network upgrade, among other factors. In addition, these amounts do not include any possible capital investment associated with the projects discussed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Development Activities.”

(b)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(c)	Amounts do not include an estimated additional $30 million that we expect to incur at ITC Midwest to purchase and complete construction on a substation and to purchase a transmission line.

(d)	In December 2008, refundable advances from a generator received by ITC Midwest for transmission network upgrades were reclassified to a contribution in aid of construction, effectively reducing the property, plant and equipment recorded for these network upgrades to $0. The generator did not meet the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff at its commercial operation date for the project to qualify for refund. Consequently, $6.7 million of contributions in aid of construction for network upgrades reduced the amount of ITC Midwest’s capital investments in 2008, all of which had previously been reported as capital investment in Form 10Q for the period ended September 30, 2008. Additionally, upon reclassifying the refundable advances to a contribution in aid of construction, the cash receipts from the generator become taxable income for income tax reporting purposes. We are permitted to charge a tax gross-up to the generator for the difference between the total taxable income to be reported compared to the present value of tax depreciation of the property constructed using the contribution in aid of construction. This tax-gross up is anticipated to be approximately $2.3 million and will be recorded as other operating income when collectability from the generator is reasonably assured.

Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded.

Seasonality and Attachment O Revenue Accrual

Prior to the implementation of forward-looking Attachment O effective January 1, 2007 for ITCTransmission and METC, the revenues recognized by these subsidiaries were dependent on monthly peak loads. Revenues and net income varied between periods based on monthly peak loads, among other factors. To the extent that actual conditions during an annual period varied from the data on which the Attachment O rate was based, our Regulated Operating Subsidiaries earned more or less revenue during that annual period and therefore recovered more or less than their respective net revenue requirements.

Under forward-looking Attachment O, although the monthly peak loads continue to be used for billing network revenues and continue to affect operating cash flows, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. This results in more consistent net income for each quarterly period within a given year, compared to the historical Attachment O method that previously applied to ITCTransmission and METC.

The monthly peak load of our Regulated Operating Subsidiaries is affected by many factors, but is generally higher in the summer months when cooling demand is higher. ITCTransmission’s monthly peak loads for the year ended December 31, 2008 were down 10.5% and 5.4% compared to the corresponding totals for 2007 and 2006, respectively. METC’s monthly peak loads for the year ended December 31, 2008 were down 9.0% compared to the corresponding total for 2007. In 2008, ITCTransmission and METC monthly peak loads were lower than what had been forecasted in developing the transmission network rates applicable for 2008 due to cooler than normal weather as well as unfavorable economic factors in Michigan. An unfavorable economy in Michigan that results in lower network loads than what had been forecasted in developing the transmission network rates applicable for 2009 would continue to negatively impact our operating cash flows from network revenues in 2009. Transmission network rates in 2010 at each of our Regulated Operating Subsidiaries will include the Attachment O revenue accrual for the under-recovered amounts relating to 2008, including interest.

Monthly Peak Load (in MW) (a)

	2008			2007			2006
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest(b)	ITCTransmission	METC(c)
January	7,890	6,215	2,974	7,876	6,051		7,754
February	7,715	6,159	2,890	8,170	6,227		7,667
March	7,532	5,797	2,733	7,739	6,006		7,554
April	6,926	5,223	2,455	7,141	5,473		7,035
May	7,051	5,328	2,431	9,927	6,981		10,902
June	10,624	7,241	2,888	11,761	8,511		9,752
July	11,016	8,042	3,376	11,706	8,672		12,392
August	10,890	7,818	3,259	12,087	8,955		12,745
September	10,311	7,667	3,191	11,033	7,908		8,415
October	6,893	5,519	2,786	10,365	7,524		7,302	5,642
November	7,205	5,820	2,944	7,812	6,200		7,724	6,103
December	7,636	6,280	3,003	8,022	6,215	2,706	8,257	6,527

Total	101,689	77,109	34,930	113,639	84,723	2,706	107,499	18,272

(a)	Each of our Regulated Operating Subsidiaries is part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our Regulated Operating Subsidiaries makes up the significant portion of network load within their respective joint rate zone.

(b)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

(c)	METC’s results of operations and cash flows are included for the periods subsequent to its acquisition on October 10, 2006.

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

Network Revenues are generated from network customers for their use of our electric transmission systems during the one hour of monthly peak usage and consist of both billed network revenues and accrued or deferred network revenues as a result of our accounting under forward-looking Attachment O. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition under Forward-Looking Attachment O” for a discussion of revenue recognition relating to network revenues. The monthly network revenues billed to customers using our transmission facilities are the result of a calculation which can be simplified into the following:

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

Regional Cost Sharing Revenues consist of revenues received from transmission customers associated with network upgrades to our transmission systems that are eligible for regional cost sharing under Attachment FF of the MISO Transmission and Energy Market Tariff (Docket No. ER06-18). Regional cost sharing revenues became applicable for us during 2008.

Scheduling, Control and Dispatch Revenues are allocated to our Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the control area. Such services include processing energy schedule requests, monitoring of reliability data, implementation of emergency procedures, and coordination of the control area operation. Revenues that are allocated by MISO to our Regulated Operating Subsidiaries relating to these services are not determined based on actual expenses incurred by our Regulated Operating Subsidiaries. In any given year, our Regulated Operating Subsidiaries may earn more or less scheduling, control and dispatch revenues than our actual expenses incurred.

Other Revenues consist of rental revenues, easement revenues, and amounts from providing ancillary services to customers.

Operating Expenses

Operation and Maintenance Expenses consist primarily of the costs of contractors to operate and maintain our transmission systems and costs for our personnel involved in operation and maintenance activities.

Operation expenses include activities related to control area operations, which involve balancing loads and generation and transmission system operations activities, including monitoring the status of our transmission lines and stations. The expenses relating to METC’s Easement Agreement are also recorded within operation expenses.

Maintenance expenses include preventive or planned maintenance, such as vegetation management, tower painting and equipment inspections, as well as reactive maintenance for equipment failures.

General and Administrative Expenses consist primarily of costs for personnel in our finance, human resources, regulatory, information technology and legal organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, audit and information technology services.

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

Taxes other than Income Taxes consist primarily of property taxes and payroll taxes. Additionally, Michigan Single Business Taxes were recorded here through December 31, 2007, prior to the January 1, 2008 effective date of the new Michigan Business Tax that is accounted for as an income tax.

Other Operating Income and Expense — Net consists primarily of gains and losses associated with the sale of assets and gains associated with the sale of permanent land easements. Additionally, this item consists of any income recognized for tax gross-ups for taxable contributions in aid of construction received representing the difference between the total taxable income to be reported compared to the present value of tax depreciation of the property constructed using the contribution in aid of construction.

Other items of income or expense

Interest Expense consists primarily of interest on long term debt at ITC Holdings and our Regulated Operating Subsidiaries. Additionally, the amortization of debt financing expenses is recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and is a reduction to interest expense.

Allowance for Equity Funds Used During Construction (“AFUDC Equity”) is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a return on stockholders’ equity used for construction purposes in accordance with FERC regulations. Assuming all other factors are constant, if construction work in progress balances increase, AFUDC Equity will also increase. The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long-term debt) and the allowed return on equity for our Regulated Operating Subsidiaries.

Income tax provision

Income tax provision consists primarily of federal income taxes. Additionally, we record income tax provisions for the various state income taxes we are subject to, including the Michigan Business Tax that became effective for us on January 1, 2008.

Results of Operations

The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	increase	December 31,	Increase	increase
	2008	2007	(decrease)	(decrease)	2006	(decrease)	(decrease)
(In thousands)

OPERATING REVENUES	$617,877	$426,249	$191,628	45.0%	$223,622	$202,627	90.6%
OPERATING EXPENSES
Operation and maintenance	113,818	81,406	32,412	39.8%	35,441	45,965	129.7%
General and administrative	81,296	62,089	19,207	30.9%	40,632	21,457	52.8%
Depreciation and amortization	94,769	67,928	26,841	39.5%	40,156	27,772	69.2%
Taxes other than income taxes	41,180	33,340	7,840	23.5%	22,156	11,184	50.5%
Other operating income and expense- net	(809)	(688)	(121)	17.6%	(842)	154	(18.3)%

Total operating expenses	330,254	244,075	86,179	35.3%	137,543	106,532	77.5%

OPERATING INCOME	287,623	182,174	105,449	57.9%	86,079	96,095	111.6%
OTHER EXPENSES (INCOME)
Interest expense	122,234	81,863	40,371	49.3%	42,049	39,814	94.7%
Allowance for equity funds used during construction	(11,610)	(8,145)	(3,465)	42.5%	(3,977)	(4,168)	104.8%
Loss on extinguishment of debt	—	349	(349)	(100.0)%	1,874	(1,525)	(81.4)%
Other income	(3,415)	(3,457)	42	(1.2)%	(2,348)	(1,109)	47.2%
Other expense	3,944	1,618	2,326	143.8%	1,629	(11)	(0.7)%

Total other expenses (income)	111,153	72,228	38,925	53.9%	39,227	33,001	84.1%

INCOME BEFORE INCOME TAXES	176,470	109,946	66,524	60.5%	46,852	63,094	134.7%
INCOME TAX PROVISION	67,262	36,650	30,612	83.5%	13,658	22,992	168.3%

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	109,208	73,296	35,912	49.0%	33,194	40,102	120.8%
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	—	—	n/a	29	(29)	(100.0)%

NET INCOME	$109,208	$73,296	$35,912	49.0%	$33,223	$40,073	120.6%

Operating Revenues

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

The following table sets forth the components of and changes in operating revenues:

	2008		2007			Percentage
	Amount	Percentage	Amount	Percentage	Increase	Increase
(In thousands)

Network revenues	$558,896	90.5%	$390,331	91.6%	$168,565	43.2%
Point-to-point	23,417	3.8%	19,321	4.5%	4,096	21.2%
Scheduling, control and dispatch	16,972	2.7%	14,674	3.4%	2,298	15.7%
Regional cost sharing revenues	15,534	2.5%	—	0.0%	15,534	100.0%
Other	3,058	0.5%	1,923	0.5%	1,135	59.0%

Total	$617,877	100.0%	$426,249	100.0%	$191,628	45.0%

Network revenues increased $133.5 million due to ITC Midwest’s asset acquisition in December of 2007. Additionally, ITCTransmission and METC recognized additional network revenues of $18.6 million and $16.5 million, respectively, due to higher net revenue requirement as a result of higher rate base, operating expenses and taxes, among other items during 2008 as compared to 2007.

The table below represents the calculation of the estimated Attachment O revenue accrual for the year ended December 31, 2008.

					Total Revenue
Line	Item	ITCTransmission(c)	METC(c)	ITC Midwest(d)	Accrual
(In thousands)

1	Estimated net revenue requirement (network revenues)(a)	$257,156	$165,803	$135,937
2	Network revenues billed(b)	239,473	153,530	85,085

3	Attachment O revenue accrual (line 1 — line 2)	$17,683	$12,273	$50,852	$80,808

(a)	The calculation of net revenue requirement is described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Net Revenue Requirement Calculation.” The amount is estimated until such time FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries and the calculations are filed with and reviewed by MISO each year.

(b)	Network revenues billed at our Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.350 per kW/month, $1.985 per kW/month and $2.446 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month.

(c)	The amount of revenue accrual at ITCTransmission and METC were primarily the result of lower peak loads compared to what had been forecasted in developing the transmission network rates applicable for 2008.

(d)	ITC Midwest’s billed network rate was frozen during 2008, which was the primary reason for the revenue accrual.

Point-to-point revenues increased due primarily to ITC Midwest’s asset acquisition resulting in $3.9 million of additional revenues.

Scheduling, control and dispatch revenues increased due primarily to ITC Midwest’s asset acquisition resulting in $2.4 million of additional revenues.

Regional cost sharing revenues became applicable for us during 2008. We expect to continue to receive regional cost sharing revenues and the amounts could become more significant in the near future.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The following table sets forth the components of and changes in operating revenues:

						Percentage
	2007		2006		Increase	increase
	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
(In thousands)

Network revenues	$390,331	91.6%	$206,514	92.4%	$183,817	89.0%
Point-to-point	19,321	4.5%	7,012	3.1%	12,309	175.5%
Scheduling, control and dispatch	14,674	3.4%	8,274	3.7%	6,400	77.4%
Other	1,923	0.5%	1,822	0.8%	101	5.5%

Total	$426,249	100.0%	$223,622	100.0%	$202,627	90.6%

Network revenues increased by $124.4 million due to the inclusion of amounts for METC for the year ended December 31, 2007 as compared to the period of October 10, 2006 through December 31, 2006 and $2.5 million due to ITC Midwest’s asset acquisition in December of 2007. In addition, network revenues increased by $46.4 million due to increases in the rate used for network revenues at ITCTransmission from $1.594 per kW/month for the period from January through May of 2006 and $1.744 kW/month from June through December of 2006 to $2.099 per kW/month for the year ended December 31, 2007. Network revenues also increased by $10.6 million due to an increase of 5.7% in the network load at ITCTransmission for the year ended December 31, 2007 compared to the same period in 2006.

The estimated Attachment O revenue accrual (deferral)-net at ITCTransmission and METC resulted from actual net revenue requirement for the year ended December 31, 2007 that exceeded network revenues billed for the year ended December 31, 2007. The table below represents the calculation of the total Attachment O revenue accrual (deferral)-net for the year ended December 31, 2007.

				Total Revenue
Line	Item	ITCTransmission	METC(b)	Accrual-net
(In thousands)

1	Estimated net revenue requirement (network revenues)	$238,599	$149,262
2	Network revenues billed(a)	238,803	129,276

3	Attachment O revenue accrual (deferral)-net (line 1 — line 2)	$(204)	$19,986	$19,782

(a)	Network revenues billed at our Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.099 per kW/month and $1.524 per kW/month applicable to ITCTransmission and METC, respectively, adjusted for the actual number of days in the month.

(b)	METC’s billed network rate was frozen during 2007, which was the primary reason for the revenue accrual.

Point-to-point revenues increased due primarily to $7.2 million of additional METC revenues included for the year ended December 31, 2007 as compared to the period of October 10, 2006 through December 31, 2006. Also, ITCTransmission recognized $4.0 million of additional point-to-point revenues for transmission capacity reservations in 2007 compared to 2006.

Scheduling, control and dispatch revenues increased due primarily to $5.0 million of additional METC revenues included for the year ended December 31, 2007 as compared to the period of October 10, 2006 through December 31, 2006.

Operating Expenses

Operation and maintenance expenses

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Operation and maintenance expenses increased due primarily to amounts incurred by ITC Midwest of $27.6 million. ITC Midwest incurred $21.5 million of expenses for transmission structure maintenance, inspections and other maintenance activities. ITC Midwest also incurred transmission system monitoring and control expenses of $4.7 million, primarily under its services agreement with IP&L and operating agreement with ATC and incurred $1.2 million for incentive bonuses for ITC Midwest integration activities. In addition to the increases in operation and maintenance expenses relating to ITC Midwest, METC incurred additional vegetation management expenses of $6.9 million.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Operation and maintenance expenses increased due primarily to the acquisition of METC in October 2006. METC incurred additional expenses of $24.2 million for contractor expenses for substation operations, transmission structure maintenance, vegetation management, inspections, general site maintenance, and maintenance support costs such as tools, equipment rentals and supplies. METC also incurred additional expenses of $7.9 million for easement payments to Consumers Energy, $1.4 million for ancillary services and $0.5 million for asset mapping activities. Operation and maintenance expenses at ITCTransmission increased by $10.3 million primarily due to additional tower painting, vegetation management, transmission structure maintenance, inspections, general site maintenance, and maintenance support costs. We also incurred $1.9 million of additional expenses for transmission system monitoring and control due to the increased activity at our operations facility needed to operate both ITCTransmission’s and METC’s transmission systems during the year ended December 31, 2007 as compared to only operating ITCTransmission’s transmission system until METC was acquired in October 2006. Finally, we incurred operation and maintenance expenses of $0.3 million at ITC Midwest during 2007.

General and administrative expenses

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

General and administrative expenses increased by $6.4 million due to higher professional advisory and consulting services, $6.3 million due to higher business expenses primarily for information technology support and $1.3 million due to higher compensation and benefits expenses primarily resulting from personnel additions and incentive bonuses for ITC Midwest integration activities, all of which include incremental costs incurred by ITC Midwest. Additionally, we awarded an executive bonus in the form of a deferred stock unit grant resulting in $0.9 million of expense. General and administrative expenses also increased by $4.2 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses due to increased development activities, which are not included in the increases explained above.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The increase in general and administrative expenses consisted of $9.4 million due to higher compensation and benefits expenses primarily resulting from personnel additions for administrative functions needed to support our increased level of activities, $2.2 million due to higher professional advisory and consulting services, $4.9 million due to higher business expenses including information technology support and contract labor and $0.5 million due to higher insurance premiums, all of which include incremental costs incurred as a result of the METC acquisition. In addition, general and administrative expenses increased by $2.6 million due to expenses under the special bonus plans as described in Note 12 to the consolidated financial statements, and due to offering costs of $0.6 million associated with a securities offering by International Transmission Holdings Limited Partnership, formerly our largest shareholder. Expenses also increased by $1.4 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses not included in the increases explained above.

Depreciation and amortization expenses

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Depreciation and amortization expenses increased by $18.6 million as a result of ITC Midwest’s asset acquisition in December 2007. Additionally we recognized additional depreciation expense of $5.4 million and $2.8 million at ITCTransmission and METC, respectively, due primarily to a higher depreciable asset base resulting from property, plant and equipment additions.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Depreciation and amortization expenses increased due primarily to the acquisition of METC in 2006 resulting in $17.7 million of depreciation expense associated with property, plant and equipment and amortization expense associated with the METC Regulatory Deferral and the METC ADIT Deferral of $6.2 million in 2007. Additionally, we recognized additional depreciation expense of $6.4 million at ITCTransmission due primarily to a higher depreciable asset base resulting from property, plant and equipment additions. Finally, we recognized $0.5 million of deprecation and amortization expenses at ITC Midwest in 2007.

Taxes other than income taxes

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Taxes other than income taxes increased due to additional property tax expenses at ITC Midwest of $6.2 million as a result of ITC Midwest’s asset acquisition in December 2007. Additionally, property tax expenses at ITCTransmission and METC increased by $3.1 million and $0.8 million due primarily to ITCTransmission’s and METC’s capital additions, which are included in the assessments for 2008 personal property taxes. Partially offsetting these increases was a decrease of $2.7 million as a result of the replacement of the Michigan Single Business Tax discussed in Note 10 to the consolidated financial statements.

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

Other operating income and expense — net

During the year ended December 31, 2008, METC sold a building resulting in a loss of $0.5 million and ITCTransmission sold a permanent easement of land for a gain of $1.4 million.

During the year ended December 31, 2007, ITCTransmission sold a permanent easement of land for a gain of $0.7 million.

Other expenses (income)

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Interest expense increased due primarily to higher borrowing levels to finance capital expenditures and ITC Midwest’s asset acquisition.

AFUDC Equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2008 compared to 2007.

Other expenses increased due primarily to realized and unrealized losses on our trading securities recognized during 2008 from the recent financial market conditions that have caused a decrease in our investment values.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Interest expense increased due primarily to higher borrowing levels to finance capital expenditures and to finance the METC acquisition. Additionally, METC recognized interest expense of $10.2 million during the year ended December 31, 2007 as compared to $2.8 million for the period October 10, 2006 through December 31, 2006.

AFUDC Equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2007 compared to 2006. Additionally, METC recognized AFUDC Equity of $1.7 million during the year ended December 31, 2007 as compared $0.1 million for the period October 10, 2006 through December 31, 2006.

Income Tax Provision

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Our effective tax rate for the year ended December 31, 2008 of 38.1% differed from our 35% statutory federal income tax rate due primarily to the state income tax provision of $9.0 million recorded during the year ended December 31, 2008, partially offset by the tax effects of AFUDC Equity. The state income tax provision is primarily a result of the new Michigan Single Business Tax as discussed in Note 10 to the consolidated financial statements. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC Equity in their actual net revenue requirements. Our effective tax rate for the year ended December 31, 2007 of 33.3% differed from our 35% statutory federal income tax rate due primarily to our accounting for the tax effects of AFUDC Equity.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Our effective tax rate for the years ended December 31, 2007 and 2006 of 33.3% and 29.2%, respectively, differed from our 35% statutory federal income tax rate primarily due to our accounting for the tax effects of AFUDC Equity. This accounting treatment became applicable for ITCTransmission and METC during 2006 upon receiving approval to use forward-looking Attachment O. We recognized a $2.7 million and $2.9 million reduction in income tax expense during 2007 and 2006, respectively, due to the recognition of a regulatory asset for AFUDC Equity.

Liquidity and Capital Resources

We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents, amounts available under our revolving credit agreements (the terms of which are described in Note 8 to the consolidated financial statements) and issuances under our Sales Agency Financing Agreement (the “SAFE Agreement”) entered into in June 2008. The SAFE Agreement allows us to issue and sell up to $150 million of our common shares in the market from time to time through June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity, as described in Note 13 to the consolidated financial statements. In addition, we may secure additional funding in the financial markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:

•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Seasonality.”

•	Fund working capital requirements.

•	Fund our debt service requirements, which are described in detail below under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.” We expect our interest payments to increase during 2009 compared to 2008 as a result of additional debt incurred in 2008 and 2009 to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 11 to the consolidated financial statements. The impact of the growth in the number of participants in our retirement benefit plans, the recent financial market conditions that have caused a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

•	Fund business development expenses and related capital expenditures. We are pursuing other development activities described above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Development Activities” that result in development expense and could result in significant capital expenditures.

We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of December 31, 2008, we had consolidated indebtedness under our revolving credit agreements of $129.2 million, with unused capacity under the agreements of $210.8 million, or $161.1 million of unused capacity if reduced by the undrawn portion of Lehman’s commitment of $49.7 million described below. In addition, as of December 31, 2008, we had $58.1 million of cash and cash equivalents on hand which exceeds the amounts that we would typically maintain for operating purposes, in the event conditions in the credit market worsen.

We do not expect the recent events in the capital markets to have a significant impact on our short-term liquidity, due to the diverse bank group within our revolving credit agreement syndication. However, Lehman, a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s commitment of $55.0 million was 16.2% of our total revolving credit agreement capacity of $340.0 million and we had $5.3 million outstanding under the agreements at December 31, 2008 relating to Lehman’s participation. We are attempting to identify a replacement bank to fulfill Lehman’s commitment, but given the favorable terms of our existing agreement compared to current market conditions, it is unlikely we will be able to find a replacement bank. We believe we have sufficient unused capacity under our revolving credit agreements, without the Lehman capacity, to meet our short-term capital requirements.

For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.

Credit Ratings

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services(a)	Service, Inc.(b)

ITC Holdings	Senior Notes	BBB−	Baa3
ITCTransmission	First Mortgage Bonds	A−	A3
METC	Senior Secured Notes	A−	A3
ITC Midwest	First Mortgage Bonds	A−	A3

(a)	Our Standard and Poor’s Rating Services credit ratings have a stable outlook.

(b)	Our Moody’s Investor Service, Inc. credit ratings have a positive outlook.

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

Covenants

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	create or acquire subsidiaries; and

•	pay dividends or make distributions on ITC Holdings and ITCTransmission’s capital stock or METC’s and ITC Midwest’s member’s capital.

We are currently in compliance with all debt covenants.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,208	$73,296	$33,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,769	67,928	40,156
Attachment O revenue accrual — including accrued interest	(83,390)	(20,325)	—
Deferred income tax expense	65,054	36,650	13,230
Other	(1,240)	(1,523)	3,309
Changes in assets and liabilities, exclusive of changes shown separately	11,020	(20,242)	(28,050)

Net cash provided by operating activities	195,421	135,784	61,868
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(401,840)	(287,170)	(167,496)
ITC Midwest’s asset acquisition, including acquisition direct fees	(5,722)	(794,490)	—
METC acquisition, including acquisition direct fees and net of cash acquired	—	(254)	(495,645)
Other	6,242	6,384	1,697

Net cash used in investing activities	(401,320)	(1,075,530)	(661,444)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving credit agreements)	4,516	981,000	436,286
Issuance of common stock	310,543	3,402	202,253
Dividends on common stock	(58,935)	(48,168)	(38,307)
Other	5,269	(7,298)	(11,821)

Net cash provided by financing activities	261,393	928,936	588,411

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	55,494	(10,810)	(11,165)
CASH AND CASH EQUIVALENTS — Beginning of period	2,616	13,426	24,591

CASH AND CASH EQUIVALENTS — End of period	$58,110	$2,616	$13,426

Cash Flows From Operating Activities

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net cash provided by operating activities increased $59.6 million in 2008 over 2007. The increase in cash provided by operating activities was due primarily to higher network revenues billed, the recognition of regional cost sharing revenues, higher point-to-point revenues and scheduling control and dispatch revenues of $110.0 million, $15.5 million, $4.1 million and $2.3 million, respectively. Additionally, cash provided by operating activities increased in 2008 due to 2007 payments of $20.0 million to various transmission customers pursuant to the METC rate case settlement discussed in Note 5 to the consolidated financial statements. These increases were partially offset by higher operating and maintenance expenses, general and administrative expenses and taxes other than income tax expenses in 2008 of $32.4 million, $19.2 million and $7.8 million, respectively. Additionally, we made $28.7 million of additional interest payments (net of interest capitalized) during the year ended December 31, 2008 compared to the same period in 2007 due primarily to higher outstanding balances of long-term debt.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net cash provided by operating activities increased $73.9 million in 2007 over 2006. The increase in cash provided by operating activities was due primarily to higher network revenues billed, point-to-point revenues and scheduling control and dispatch revenues of $164.0 million, $12.3 million and $6.4 million, respectively. These increases were partially offset by higher operating and maintenance expenses, general and administrative expenses and taxes other than income tax expenses in 2007 of $46.0 million, $21.5 million and $11.2 million, respectively, primarily as a result of the acquisition of METC. Additionally, we made $33.5 million of additional interest payments (net of interest capitalized) during the year ended December 31, 2007 compared to the same period in 2006 due primarily to higher outstanding balances of long-term debt.

Cash Flows From Investing Activities

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net cash used in investing activities decreased $674.2 million in 2008 compared to 2007. The decrease in cash used in investing activities was due primarily to payments of ITC Midwest’s asset acquisition purchase price and related direct acquisition fees in 2007. The decrease in cash used in investing activities was partially offset by higher levels of capital investment in property, plant and equipment in 2008 due primarily to activities at ITC Midwest.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net cash used in investment activities increased $414.1 million in 2007 over 2006. The increase in cash used in investing activities was due primarily to payments of ITC Midwest’s asset acquisition purchase price and related direct acquisition fees in 2007 and higher levels in investment in property, plant and equipment in 2007. The increase in cash used in investing activities was partially offset by payments made in 2006 for the purchase price and related direct acquisition fees associated with the indirect acquisition of METC.

Cash Flows From Financing Activities

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net cash provided by financing activities decreased $667.5 million in 2008 compared to 2007. The decrease in cash provided by financing activities was due primarily to the 2007 issuance of the $765.0 million ITC Holdings Bridge Facility used to temporarily finance ITC Midwest’s asset acquisition, a net decrease in borrowings under our revolving credit facilities of $129.3 million during 2008 as compared to 2007, the 2007 issuance by ITCTransmission of its $100.0 million First Mortgage Bonds, Series C and an additional $10.8 million of dividend payments during 2008 as compared to 2007. These decreases in cash provided by financing activities were partially offset by $101.2 million of additional permanent financing in excess of the amounts redeemed in full under the ITC Holdings Bridge Facility in January 2008, $13.3 million of additional net proceeds associated with refundable deposits for transmission network upgrades and $224.9 million of proceeds from the 2008 issuances of ITCTransmission’s First Mortgage Bonds, Series D, METC’s Senior Secured Notes and ITC Midwest’s First Mortgage Bonds, Series B and Series C.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net cash provided by financing activities increased $340.5 million in 2007 over 2006, due primarily to the 2007 issuances of $100.0 million of ITC Holdings’ Senior Notes, Series A and Series B, and the $765.0 million ITC Holdings Bridge Facility. Cash from financing activities also increased due to the net increase in borrowings of $165.8 million under our revolving credit facilities in 2007 compared to 2006 and the redemption or repayment of $123.5 million of long-term debt in 2006. These increases were partially offset by proceeds from the financings in 2006 associated with the METC acquisition, including the issuance of $510.0 million of ITC Holdings’ Senior Notes and the offering of common shares of $200.5 million (net of underwriters discount and other offering fees). Additionally in 2006, ITCTransmission issued $100.0 million of First Mortgage Bonds to finance investments in property, plant and equipment.

Contractual Obligations

The following table details our contractual obligations as of December 31, 2008:

		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt:
ITC Holdings Senior Notes	$1,262,000	$—	$—	$317,000	$945,000
ITC Holdings revolving credit agreement	67,953	—	67,953	—	—
ITCTransmission First Mortgage Bonds	385,000	—	—	185,000	200,000
ITCTransmission/METC revolving credit agreement	42,064	—	42,064	—	—
METC Senior Secured Notes	225,000	—	—	50,000	175,000
ITC Midwest First Mortgage Bonds	250,000	—	—	—	250,000
ITC Midwest revolving credit agreement	19,218	—	—	19,218	—
Interest payments:
ITC Holdings Senior Notes	938,645	74,683	200,756	142,980	520,226
ITCTransmission First Mortgage Bonds	277,630	20,108	60,323	36,465	160,734
METC Senior Secured Notes	103,185	13,378	40,133	26,755	22,919
ITC Midwest First Mortgage Bonds	385,472	16,176	48,526	32,350	288,420
Operating leases	530	326	166	38	—
Deferred payables	1,222	1,222	—	—	—
Purchase obligations	42,795	30,540	9,426	2,829	—
METC Easement Agreement	420,000	10,000	30,000	20,000	360,000

Total obligations	$4,420,714	$166,433	$499,347	$832,635	$2,922,299

Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2008. We also expect to pay interest and commitment fees under our variable-rate revolving credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2008, we paid $4.7 million of interest and commitment fees under our revolving credit agreements.

Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2008, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.

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

Regulation

Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Use of SFAS 71 results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of SFAS 71. If we were to discontinue the application of SFAS 71 on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $224.5 million relating to the regulatory assets at December 31, 2008 that are described in Note 6 to the consolidated financial statements. We also may be required to record losses of $52.4 million relating to intangible assets at December 31, 2008 that are described in Note 4 to the consolidated financial statements. Additionally, we may be required to record gains of $196.9 million relating to regulatory liabilities at December 31, 2008, primarily for asset removal costs that have been accrued in advance of incurring these costs.

We believe that currently available facts support the continued applicability of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.

Revenue Recognition under Forward-Looking Attachment O

Beginning January 1, 2007 for ITCTransmission and METC and January 1, 2008 for ITC Midwest, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis under forward-looking Attachment O.

Under the forward-looking Attachment O formula, our Regulated Operating Subsidiaries use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish their projected net revenue requirements and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year.

The true-up mechanism under forward-looking Attachment O meets the requirements of Emerging Issues Task Force No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on our Regulated Operating Subsidiaries’ actual net revenue requirements calculated using forward-looking Attachment O. Each of our Regulated Operating Subsidiaries accrues or defers revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O.

ITCTransmission’s Attachment O Rate Freeze Revenue Deferral

ITCTransmission’s rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kw/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in accordance with SFAS 71 or EITF 92-7. SFAS 71 provides that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for ratemaking purposes. Although the amortization of the revenue deferral is an allowable component of rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. Additionally, EITF 92-7 provides that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral did not satisfy the criteria of EITF 92-7 to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We will recognize revenues from June 2006 through December 2011 as the revenue deferral amount is amortized for ratemaking on a straight-line basis and included in Attachment O.

Purchase Accounting

ITC Holdings’ acquisitions of ITCTransmission and METC and ITC Midwest’s acquisition of the IP&L transmission assets were accounted for using the purchase method, prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS 141”). The provisions of ITC Holdings’ acquisition of ITCTransmission from DTE Energy required an adjustment to the original $610.0 million acquisition price based on the closing balance sheet at February 28, 2003 prepared by DTE Energy. Subsequent to February 28, 2003 and through 2007, ITC Holdings and DTE Energy negotiated adjustments to the purchase price relating to the acquisition for various property, plant and equipment, inventory, and other closing balance sheet items related to the acquisition of ITCTransmission which are reflected in our financial statements for those periods. ITCTransmission’s, METC’s and ITC Midwest’s purchase price allocations are finalized and we do not expect any further adjustments to the purchase price. Statement of Financial Accounting Standards No. 141(R) Business Combinations replaces SFAS 141 for business combinations occurring beginning January 1, 2009 and dictates the accounting treatment of any further adjustments of the estimates recorded in purchase accounting, such as adjustments to an acquired entity’s deferred tax asset and liability balances, see Note 3 to the consolidated financial statements.

Each of our Regulated Operating Subsidiaries is a regulated utility; therefore, in accordance with SFAS 71, the fair value of the majority of the assets acquired and liabilities assumed did not change significantly as a result of applying purchase accounting. As discussed below under “Valuation of Goodwill,” a significant amount of goodwill resulted from these acquisitions, which will require impairment testing on at least an annual basis.

Valuation of Goodwill

We have goodwill resulting from our acquisitions of ITCTransmission, METC and the assets at ITC Midwest. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios. We also considered estimates of market-based valuation multiples for companies within our Regulated Operating Subsidiaries’ peer group. The market-based multiples involve judgment regarding the appropriate peer group and the appropriate multiple to apply in the valuation and the cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of goodwill, which would adversely impact earnings. As of December 31, 2008, consolidated goodwill totaled $951.3 million and we determined that no impairment existed at ITCTransmission, METC or ITC Midwest as of our goodwill impairment testing date of October 1, 2008.

Contingent Obligations

We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax, and other risks. We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our financial statements. These events or conditions include the following:

•	Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes, and other environmental matters.

•	Changes in existing federal income tax laws or Internal Revenue Service regulations.

•	Identification and evaluation of potential lawsuits or complaints in which we may be or have been named as a defendant.

•	Resolution or progression of existing matters through the legislative process, the courts, the Internal Revenue Service, or the Environmental Protection Agency.

Valuation of Share-Based Payment

Our accounting for share-based payments requires us to determine the fair value of awards of ITC Holdings’ common stock. We use the value of ITC Holdings’ common stock at the date of grant in the calculation of the fair value of our share-based awards. The fair value of stock options held by our employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected lives. In the event different assumptions were used, a different fair value would be derived that could cause the related expense to be materially higher or lower.

Pension and Postretirement Costs

We sponsor certain post employment benefits to our employees, which include retirement plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these post employment plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rate, the rate of increase in health care costs, the amount and timing of plan sponsor contributions, demographic factors such as retirements, mortality and turnover among others. We evaluate these assumptions annually and they are updated periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized double-A zero coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our post employment plans. For our rate of return on plan assets we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have commodity price risk at our Regulated Operating Subsidiaries arising from market price fluctuations for materials such as copper, aluminum, steel, oil and gas and other goods used in construction and maintenance activities. Higher costs of these materials are passed on to us by the contractors for these activities. These items affect only cash flows, as the amounts are included as components of net revenue requirement and any higher costs are included in rates under Attachment O.

Interest Rate Risk

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,986.2 million at December 31, 2008. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,119.0 million at December 31, 2008. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at December 31, 2008. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2008 would decrease the fair value of debt by $96.5 million, and a decrease in interest rates of 10% at December 31, 2008 would increase the fair value of debt by $106.1 million at that date.

Revolving Credit Agreements

At December 31, 2008, we had a consolidated total of $129.2 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2008 would increase or decrease the total interest expense by $0.2 million, respectively, for an annual period on a constant borrowing level of $129.2 million.

Credit Risk

Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for 41.6%, 25.6% and 19.8%, respectively, of our consolidated operating revenues for 2008. These percentages assume a portion of the 2008 Attachment O revenue accruals included in our 2008 operating revenues, which will be billed to our customers in 2010, would be paid by Detroit Edison, Consumers Energy and IP&L in the future based on the respective percentage of network revenues billed to them in 2008. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. MISO has implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2009

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$58,110	$2,616
Accounts receivable	57,638	40,919
Inventory	25,077	26,315
Deferred income taxes	—	2,689
Regulatory assets- Attachment O revenue accrual (including accrued interest of $1,637)	22,301	—
Other	4,147	3,518

Total current assets	167,273	76,057
Property, plant and equipment (net of accumulated depreciation and amortization of $925,890 and $879,843, respectively)	2,304,386	1,960,433
Other assets
Goodwill	951,319	959,042
Intangible assets (net of accumulated amortization of $6,050 and $3,025, respectively)	52,357	55,382
Regulatory assets- Attachment O revenue accrual (including accrued interest of $1,512 and $552, respectively)	81,643	20,537
Regulatory assets- Acquisition adjustments (net of accumulated amortization of $22,393 and $17,004, respectively)	80,665	86,054
Other regulatory assets	39,848	29,449
Deferred financing fees (net of accumulated amortization of $8,048 and $5,138, respectively)	21,410	14,201
Other	15,664	12,142

Total other assets	1,242,906	1,176,807

TOTAL ASSETS	$3,714,565	$3,213,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,403	$47,627
Accrued payroll	10,331	8,928
Accrued interest	37,779	23,088
Accrued taxes	18,104	15,065
Deferred income taxes	6,476	—
ITC Midwest’s asset acquisition additional purchase price accrual	—	5,402
Refundable deposits from generators for transmission network upgrades	8,701	2,352
Other	5,384	3,965

Total current liabilities	166,178	106,427
Accrued pension and postretirement liabilities	24,295	13,934
Deferred income taxes	144,889	90,617
Regulatory liabilities	196,656	189,727
Other	5,231	6,093
Long-term debt	2,248,253	2,243,424
Commitments and contingent liabilities (Notes 5 and 15)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,654,518 and 42,916,852 shares issued and outstanding at December 31, 2008 and 2007, respectively	848,624	532,103
Retained earnings	81,268	31,864
Accumulated other comprehensive loss	(829)	(892)

Total stockholders’ equity	929,063	563,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,714,565	$3,213,297

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2008	2007	2006

OPERATING REVENUES	$617,877	$426,249	$223,622
OPERATING EXPENSES
Operation and maintenance	113,818	81,406	35,441
General and administrative	81,296	62,089	40,632
Depreciation and amortization	94,769	67,928	40,156
Taxes other than income taxes	41,180	33,340	22,156
Other operating income and expense — net	(809)	(688)	(842)

Total operating expenses	330,254	244,075	137,543

OPERATING INCOME	287,623	182,174	86,079
OTHER EXPENSES (INCOME)
Interest expense	122,234	81,863	42,049
Allowance for equity funds used during construction	(11,610)	(8,145)	(3,977)
Loss on extinguishment of debt	—	349	1,874
Other income	(3,415)	(3,457)	(2,348)
Other expense	3,944	1,618	1,629

Total other expenses (income)	111,153	72,228	39,227

INCOME BEFORE INCOME TAXES	176,470	109,946	46,852
INCOME TAX PROVISION	67,262	36,650	13,658

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	109,208	73,296	33,194
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $16)	—	—	29

NET INCOME	$109,208	$73,296	$33,223

Basic earnings per share	$2.25	$1.73	$0.95
Diluted earnings per share	$2.19	$1.68	$0.92
Weighted-average basic shares	48,605,951	42,298,478	35,048,049
Weighted-average diluted shares	49,770,681	43,541,306	36,236,944
Dividends declared per common share	$1.190	$1.130	$1.075

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
(In thousands, except share data)

BALANCE, DECEMBER 31, 2005	33,228,638	$251,681	$11,792	$(172)	$263,301
Net income	—	—	33,223	—	33,223	$33,223
Issuance of common stock	6,580,987	200,549	—	—	200,549	—
Issuance of common stock in MTH and METC Acquisition	2,195,045	72,458	—	—	72,458	—
Repurchase and retirement of common stock	(30,605)	(1,040)	—	—	(1,040)	—
Common stock issuance costs	—	(2,364)	—	—	(2,364)	—
Dividends declared on common stock	—	—	(38,307)	—	(38,307)	—
Stock option exercises	191,685	1,704	—	—	1,704	—
Issuance of restricted stock	236,160	—	—	—	—	—
Forfeiture of restricted stock	(6,150)	—	6	—	6	—
Amortization of share-based compensation, net of forfeitures	—	3,497	—	—	3,497	—
Settlement of interest rate lock cash flow hedges, net of tax $522	—	—	—	(969)	(969)	(969)
Amortization of interest rate lock cash flow hedges, net of tax $8	—	—	—	14	14	14
Minimum pension liability adjustment, net of tax $174	—	—	—	(322)	(322)	(322)

Comprehensive income						$31,946

Reclassify the accumulated minimum pension liability adjustment to other regulatory assets, net of tax $266	—	—	—	494	494

BALANCE, DECEMBER 31, 2006	42,395,760	$526,485	$6,714	$(955)	$532,244
Net income	—	—	73,296	—	73,296	$73,296
Repurchase and retirement of common stock	(41,867)	(1,841)	—	—	(1,841)	—
Common stock issuance costs	—	(5)	—	—	(5)	—
Dividends declared on common stock	—	—	(48,168)	—	(48,168)	—
Stock option exercises	351,172	3,081	—	—	3,081	—
Shares issued under the Employee Stock Purchase Plan	8,922	321	—	—	321	—
Issuance of restricted stock	228,644	—	—	—	—	—
Forfeiture of restricted stock	(25,779)	—	22	—	22	—
Amortization of share-based compensation, net of forfeitures	—	4,062	—	—	4,062	—
Amortization of interest rate lock cash flow hedges, net of tax $34	—	—	—	63	63	63

Comprehensive income						$73,359

BALANCE, DECEMBER 31, 2007	42,916,852	$532,103	$31,864	$(892)	$563,075
Net income	—	—	109,208	—	109,208	$109,208
Common stock issuance costs	—	(755)	—	—	(755)	—
Dividends declared on common stock	—	—	(58,953)	—	(58,953)	—
Issuance of common stock	6,420,737	308,317	—	—	308,317	—
Stock option exercises	141,883	1,460	—	—	1,460	—
Shares issued under the Employee Stock Purchase Plan	18,593	766	—	—	766	—
Issuance of restricted stock	172,261	—	—	—	—	—
Forfeiture of restricted stock	(15,808)	—	21	—	21	—
Amortization of share-based compensation, net of forfeitures	—	7,251	—	—	7,251	—
Amortization of interest rate lock cash flow hedges, net of tax $34	—	—	—	63	63	63
Other	—	(518)	—	—	(518)	—

Comprehensive income						$109,271

Statement of Financial Accounting Standards No. 158 change in measurement date provisions, Note 11:
Service cost, interest cost, and expected return on plan assets for October 1 — December 31, 2007, net of tax of $400	—	—	(647)	—	(647)
Amortization of prior service cost and losses for October 1 — December 31, 2007, net of tax of $140	—	—	(225)	—	(225)

BALANCE, DECEMBER 31, 2008	49,654,518	$848,624	$81,268	$(829)	$929,063

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,208	$73,296	$33,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,769	67,928	40,156
Attachment O revenue accrual — including accrued interest	(83,390)	(20,325)	—
Deferred income tax expense	65,054	36,650	13,230
Allowance for equity funds used during construction	(11,610)	(8,145)	(3,977)
Other	10,370	6,622	7,286
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(14,455)	(3,023)	996
Inventory	(10,237)	(18,016)	(3,431)
Other current assets	(629)	6,469	(4,834)
Accounts payable	14,948	9,533	(17,938)
Accrued payroll	778	3,401	(818)
Accrued interest	14,693	4,172	4,112
Accrued taxes	3,600	779	2,130
METC rate case accrued liability	—	(20,000)	—
Other current liabilities	1,191	(2,952)	(7,327)
Non-current assets and liabilities, net	1,131	(605)	(940)

Net cash provided by operating activities	195,421	135,784	61,868
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(401,840)	(287,170)	(167,496)
ITC Midwest’s asset acquisition purchase price	(4,714)	(783,113)	—
ITC Midwest’s asset acquisition direct fees	(1,008)	(11,377)	—
Acquisition of MTH and METC, net of cash acquired	—	—	(484,189)
MTH and METC asset acquisition direct fees	—	(254)	(11,456)
Other	6,242	6,384	1,697

Net cash used in investing activities	(401,320)	(1,075,530)	(661,444)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	782,782	865,000	609,627
Repayment of long-term debt	(765,000)	—	(123,541)
Borrowings under ITC Holdings’ Term Loan agreement	—	25,000	—
Repayment of ITC Holdings’ Term Loan agreement	—	(25,000)	—
Borrowings under revolving credit agreements	657,733	678,200	128,400
Repayments of revolving credit agreements	(670,999)	(562,200)	(178,200)
Issuance of common stock	310,543	3,402	202,253
Dividends on common stock	(58,935)	(48,168)	(38,307)
Refundable deposits from generators for transmission network upgrades	15,661	—	—
Repayment of refundable deposits from generators for transmission network upgrades	(2,352)	—	—
Debt issuance costs	(7,159)	(5,409)	(6,969)
Other	(881)	(1,889)	(4,852)

Net cash provided by financing activities	261,393	928,936	588,411

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	55,494	(10,810)	(11,165)
CASH AND CASH EQUIVALENTS — Beginning of period	2,616	13,426	24,591

CASH AND CASH EQUIVALENTS — End of period	$58,110	$2,616	$13,426

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

ITC Holdings Corp. (“ITC Holdings,” and together with its subsidiaries, “we,” “our” or “us”) was incorporated for the purpose of acquiring International Transmission Company (“ITCTransmission”) from DTE Energy Company (“DTE Energy”). Following the approval of the transaction by the Federal Energy Regulatory Commission (the “FERC”), ITC Holdings acquired the outstanding ownership interests of ITCTransmission on February 28, 2003.

On October 10, 2006, ITC Holdings acquired an indirect ownership (through various intermediate entities) of all the partnership interests in Michigan Transco Holdings, Limited Partnership (“MTH”), the sole member of Michigan Electric Transmission Company, LLC (“METC”).

On December 20, 2007, ITC Midwest LLC (“ITC Midwest”), a wholly owned subsidiary of ITC Holdings, completed the acquisition of the transmission assets of Interstate Power and Light Company (“IP&L”), an Alliant Energy Corporation subsidiary.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
(In thousands)

Supplementary cash flows information:
Interest paid (net of interest capitalized)	$102,149	$73,489	$40,038
Federal and state income taxes paid	2,012	2,058	561
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment(a)	54,689	33,998	33,282
Allowance for equity funds used during construction	11,610	8,145	3,977
ITC Holdings common stock issued in the METC acquisition	—	—	72,458
Assumption of MTH and METC debt and other long term interest bearing obligations	—	—	307,749

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2008, 2007 or 2006, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2008 and 2007, we did not have an accounts receivable reserve.

Inventories — Materials and supplies inventories are valued at average cost.

Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $85.6 million, $58.7 million and $37.1 million for 2008, 2007 and 2006, respectively.

Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 3.0%, 3.2% and 3.1% for 2008, 2007 and 2006, respectively. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 36 to 75 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize an allowance for the cost of equity and borrowings used during construction in accordance with FERC regulations. The allowance for the cost of borrowed funds used during construction of $3.5 million, $2.6 million and $1.0 million for 2008, 2007 and 2006, respectively, was a reduction to interest expense. The allowance for the cost of equity funds used during construction (“AFUDC Equity”) was $11.6 million, $8.1 million and $4.0 million for 2008, 2007 and 2006, respectively.

Property, plant and equipment includes capital equipment inventory stated at original cost consisting of items that are expected to be used exclusively for capital projects.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment at ITC Holdings and non-regulated subsidiaries is stated at its acquired cost. Proceeds from salvage less the net book value of assets disposed of is recognized as a gain or loss on disposal. Depreciation is computed based on the acquired cost less expected residual value over the estimated useful lives of the assets on a straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.

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

Goodwill and Intangible Assets — We comply with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using valuation techniques based on discounted future cash flows under various scenarios and we also considered estimates of market-based valuation multiples for companies within the peer group of the reporting unit that has goodwill recorded. This accounting standard requires that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We completed our annual goodwill impairment test for each of our Regulated Operating Subsidiaries as of October 1, 2008 and determined that no impairment exists. There were no events subsequent to October 1, 2008 that indicated impairment of our goodwill. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 4.

Deferred Financing Fees — The costs related to the issuance of long-term debt are deferred and amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2008, 2007 and 2006 of $3.2 million, $2.1 million and $1.4 million, respectively.

Asset Retirement Obligations — We comply with Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 defines the term conditional asset retirement obligation as used in SFAS 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incur a gain or loss. We apply the standards of SFAS 71 to our Regulated Operating Subsidiaries and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under FIN 47. There were no significant changes to our asset retirement obligations during 2008.

Contingent Obligations — We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation and other risks. We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements.

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

Beginning January 1, 2007, for ITCTransmission and METC, and January 1, 2008 for ITC Midwest, under forward-looking Attachment O, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in transmission on a current rather than a lagging basis. Refer to Note 5 under “Attachment O Network Transmission Rates — Forward-Looking Attachment O” for a discussion of forward-looking Attachment O. The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year and record a revenue accrual or deferral.

Property Taxes — We use a calendar year method of accounting for property taxes. Property tax expense is accrued on a straight-line basis over the calendar year immediately following the tax lien date or assessment date of each year.

Share-Based Payment — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Stock Purchase and Option Plan”) and an Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant various share-based awards, including options and restricted stock and deferred stock units. Share-based awards are accounted for under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Compensation expense for employees and directors is recorded for stock options, restricted stock awards and deferred stock units based on their fair value at the grant date, and is amortized over the expected vesting period. We recognize expense for our stock options, which have graded vesting schedules, on a straight-line basis over the entire vesting period and not for each separately vesting portion of the award. The grant date is the date at which our commitment to issue share based awards to the employee or a director arises, which is generally the later of the board approval date, the date of

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award.

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

Income Taxes — Deferred income taxes are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of various assets and liabilities using the tax rates expected to be in effect for the year in which the differences are expected to reverse.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), and clarifies the accounting for uncertainty within the income taxes recognized by an enterprise. FIN 48 prescribes a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return that may not be sustainable. At the adoption date, no reserves for uncertain income tax positions were recorded pursuant to FIN 48, as we determined that all tax positions taken were highly certain and we did not record a cumulative effect adjustment related to the adoption of FIN 48. Refer to Note 4 under “METC’s Goodwill” for a discussion of an uncertain tax position recorded relating to the METC acquisition.

We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2004 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2003 to 2007. Currently, our federal income tax return for tax year 2006 is under examination by the Internal Revenue Service. The State of Michigan completed its examination of the 2004 through 2006 Michigan Single Business Tax returns for ITCTransmission in January 2009. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. FSP EITF 03-6-1 will be effective for us for the first quarter 2009 Form 10-Q. Upon adoption, FSP

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings-per-share computations to reflect the FSP EITF 03-6-1 provisions. We have share-based payment awards that include non-forfeitable rights to dividends and we do not expect FSP EITF 03-6-1 to have a significant impact on our earnings-per-share computations.

Statement of Financial Accounting Standards No. 141(R), Business Combinations

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141(R) will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and require expense recognition for these costs and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141(R) was effective for us for business combinations occurring beginning January 1, 2009 and for adjustments to an acquired entity’s deferred tax asset and liability balances occurring beginning January 1, 2009 and we do not expect the adoption of SFAS 141(R) will have a material effect on our consolidated financial statements.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS No. 157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements; however, we are required to provide additional disclosure as part of our consolidated financial statements. As of December 31, 2008, we did not adopted SFAS 157 for non-financial assets and non-financial liabilities, such as goodwill and other intangible assets held by us and measured annually for impairment testing purposes only. However, the provisions associated with non-financial assets and non-financial liabilities will be included in our disclosures in the first quarter 2009 Form 10-Q, as required, and will not have a material effect on our consolidated financial statements.

On October 10, 2008, the FASB issued Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of December 31, 2008 did not have a material impact on our consolidated financial statements.

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

As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Debt and Equity Securities. Our investments consist primarily of mutual funds, debt and equity securities that are publicly traded and for which market prices are readily available and money market funds recorded at cost plus accrued interest to approximate fair value. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Cash equivalents	$57,310	$—	$—
Trading securities	4,980	—	—

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), requires the recognition of the funded status of a defined benefit plan in the statement of financial position as other comprehensive income. Additionally, SFAS 158 requires that changes in the funded status be recognized through comprehensive income, requires the measurement date for defined benefit plan assets and obligations to be the entity’s fiscal year-end and expands disclosures. Upon adoption of SFAS 158 in 2006, we applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation and the amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), are recorded as a regulatory asset or liability because as the unrecognized amounts recorded to this regulatory asset are recognized through SFAS 87 and SFAS 106 expenses, under forward-looking Attachment O, they will be recovered from customers in future rates. Under the recognition provisions of SFAS 158, we recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures beginning 2006. The adoption of the SFAS 158 funded status recognition and disclosure provisions did not have a material effect on our consolidated results of operations or cash flows.

In addition to the funded status recognition and disclosure provisions, SFAS 158 includes a measurement date provision requiring the employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. Historically, we have measured our plan assets and obligations as of a date three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Refer to Note 11 for the effect of the adoption of the measurement date provisions of SFAS 158 as of December 31, 2008.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) amends and expands the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the first quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

FASB Staff Position FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, (“FSP FAS 132(R)-1”), which amends Statement of Financial Accounting Standards No. 132(R) Employers’ Disclosures About Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106, (“SFAS 132(R)”), to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also updates the disclosure examples in SFAS 132(R) to illustrate the required additional disclosures, including those associated with fair value measurement and includes a technical correction. When amendments to SFAS 158 were applied to SFAS 132(R), the requirement that nonpublic entities disclose net periodic benefit costs was inadvertently deleted and FSP 132(R)-1 restores this requirement. The disclosure requirements of FSP FAS 132(R)-1 will be effective for us for the year ended December 31, 2009.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

At December 31, 2008, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $455.3 million and $322.6 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively. At December 31, 2007, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $455.3 million and $330.3 million, respectively.

The following table summarizes the changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007:

	2008	2007
(In thousands)

Goodwill balance, beginning of period	$959,042	$624,385
Changes to goodwill:
ITC Midwest’s asset acquisition	(7,723)	330,315
METC acquisition	—	5,188
$ITCTransmission acquisition	—	(846)

Goodwill balance, end of period	$951,319	$959,042

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  ITC Midwest’s Goodwill

On December 20, 2007, ITC Midwest acquired electric transmission assets of IP&L, for $783.1 million, excluding fees, expenses and purchase price adjustments, pursuant to an asset sale agreement dated January 18, 2007 with IP&L. The purchase price was subject to several purchase price adjustment provisions relating to liabilities actually assumed by ITC Midwest and the actual rate base, construction work in progress and other asset or liability balances actually transferred to ITC Midwest by IP&L on December 20, 2007. ITC Midwest results are included in our consolidated statements of operations and cash flows for the year ended December 31, 2008 and the period from December 20, 2007 through December 31, 2007.

ITC Midwest’s asset acquisition was accounted for as an acquisition of a group of assets that constitutes a business under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. During 2008, the purchase price and purchase price allocation were finalized. ITC Midwest made a final payment to IP&L of $4.7 million for additional purchase price relating to certain revisions to the original estimated assets acquired and liabilities assumed that had been used to develop the initial acquisition payment. We had recorded an estimate of $5.4 million in current liabilities for additional purchase price to be paid at December 31, 2007.

ITC Midwest incurred $12.4 million for professional services and other direct acquisition costs in connection with the acquisition, resulting in an aggregate purchase price of $800.2 million as of December 31, 2008. ITC Midwest had recorded an estimate of $11.7 million for professional services and other direct acquisition costs at December 31, 2007. The additional $0.7 million of direct acquisition costs recorded during the year ended December 31, 2008 are included in the aggregate purchase price and resulted in an increase in goodwill.

During 2008, a valuation was performed to determine the tax basis of the assets acquired in ITC Midwest’s asset acquisition. This valuation resulted in the recognition of a deferred tax asset and corresponding decrease in goodwill of $8.3 million during 2008.

  METC’s Goodwill

On October 10, 2006, ITC Holdings acquired indirect ownership of all the partnership interests in MTH, the sole member of METC. Under the terms of the purchase agreement, the selling shareholders received $484.4 million in cash and 2,195,045 shares of ITC Holdings’ common stock valued at $72.5 million. MTH and METC are included in our consolidated statements of operations and cash flows for the years ended December 31, 2008 and 2007 and for the period from October 11, 2006 through December 31, 2006.

We have an uncertain tax position resulting from an analysis we performed on various transaction costs incurred in connection with the METC acquisition. In applying the measurement provisions of FIN 48, this tax position resulted in an immaterial reduction to the deferred tax asset recorded in purchase accounting and the interest exposure is also currently immaterial. As a result of SFAS 141(R) becoming effective for us on January 1, 2009, if an event causes management to change its judgment on the amount of benefits expected to be realized from the tax position or when the tax position is effectively settled, we would record additional tax expense or benefit.

During 2007, various purchase accounting assets and liabilities values associated with the METC acquisition were finalized. These values, which included the amount of federal income tax NOLs acquired, the value of certain property, plant and equipment and the amounts established under the METC rate case settlement accounted for as a pre-acquisition contingency at the acquisition date, had no effect on our preliminary purchase price allocation or our consolidated statements of operations. Refer to additional

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussion of METC rate case settlement, the METC Regulatory Deferral and the METC ADIT Deferral in Note 5 under “METC Rate Case Settlement”.

  ITCTransmission’s Goodwill

On February 28, 2003, ITC Holdings acquired all of DTE Energy’s outstanding ownership interests in ITCTransmission for $610.0 million in cash plus direct transaction costs. Under the terms of the purchase agreement, after the closing of the ITCTransmission acquisition the purchase price may be adjusted based on revisions to the closing balance sheet of ITCTransmission as of February 28, 2003. Various such adjustments were made to the purchase price and goodwill balance during 2007, 2005, 2004 and 2003 primarily resulting from the negotiations of property, plant and equipment balances at the time of the ITCTransmission acquisition. These negotiations are finalized and we expect no further adjustments to the purchase price.

Intangible Assets

Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferrals. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2008 and 2007 is $35.6 million and $37.6 million, respectively, and is amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement. The carrying amount of the intangible asset for METC ADIT Deferrals at December 31, 2008 and 2007 is $16.7 million and $17.8 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferrals. Refer to the discussion of the METC Regulatory Deferrals and the METC ADIT Deferrals in Note 5 under “METC Rate Case Settlement.”

During each of the years ended December 31, 2008 and 2007, we recognized $3.0 million of amortization expense of our intangible assets. No amortization expense was recognized in 2006. We expect the annual amortization of our intangible assets is as follows:

(In thousands)

2009	$3,025
2010	3,025
2011	3,025
2012	3,025
2013	3,025
2014 and thereafter	37,232

Total	$52,357

5.	REGULATORY MATTERS

Attachment O Network Transmission Rates

Attachment O is a FERC-approved cost of service formula rate template that is completed annually by most transmission owning members of MISO, including our Regulated Operating Subsidiaries. Rates are generally set annually under Attachment O and remain in effect for a one-year period. Rates derived using Attachment O are posted on the MISO Open Access Same-Time Information System each year. The

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information used to complete the Attachment O template is subject to verification by MISO. By completing the Attachment O template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their component of the joint zone transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems, operating expenses and additions to property, plant and equipment when placed in service, among other items.

Because Attachment O is a FERC-approved formula rate, no further action or FERC filings are required for the calculated joint zone rates to go into effect, although the rate is subject to legal challenge at the FERC. Attachment O will be used by our Regulated Operating Subsidiaries to calculate their respective annual net revenue requirements until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.

Forward-Looking Attachment O

In 2006, the FERC authorized ITCTransmission and METC to modify the implementation of their Attachment O formula rates so that, beginning January 1, 2007, ITCTransmission and METC recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. As part of the FERC order dated December 3, 2007 approving ITC Midwest’s asset acquisition, the FERC approved ITC Midwest’s request for the use of a forward-looking Attachment O effective January 1, 2008.

Under the forward-looking Attachment O formula, our Regulated Operating Subsidiaries use forecasted expenses, additions to in-service property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish their projected net revenue requirement and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year.

The true-up mechanism, under forward-looking Attachment O, meets the requirements of Emerging Issues Task Force Issue No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using forward-looking Attachment O. Beginning January 1, 2007, ITCTransmission and METC accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O. For the periods presented through December 31, 2006, ITCTransmission’s and METC’s rate-setting method for network transmission rates primarily used historical FERC Form No. 1 data to establish a rate, the Attachment O method in effect did not contain a true-up mechanism, and there was no adjustment recognized for billed amounts that differed from actual net revenue requirement. For the period from December 20, 2007 through December 31, 2007, ITC Midwest’s Attachment O method in effect did not contain a true-up mechanism, and there was no adjustment recognized for billed amounts that differed from actual net revenue requirement.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Network Transmission Rates

Our Regulated Operating Subsidiaries’ component of the joint zone network transmission rates per kilowatt (“kW”)/month that are relevant to our results of operations and cash flows for the corresponding period are as follows:

Period	ITCTransmission	METC	ITC Midwest

January 1, 2006 to May 31, 2006	$1.594
June 1, 2006 to December 31, 2006(a)	$1.744	$1.524
January 1, 2007 to December 31, 2007(b)	$2.099	$1.524	$2.373
January 1, 2008 to December 31, 2008	$2.350	$1.985	$2.446
January 1, 2009 to December 31, 2009	$2.520	$2.522	$4.162

(a)	Our consolidated results of operations include METC revenues for the periods subsequent to October 10, 2006.

(b)	Our consolidated results of operations include revenues from the assets acquired by ITC Midwest for the periods subsequent to December 20, 2007.

Complaint of IP&L

On November 18, 2008, IP&L filed a complaint against ITC Midwest before the FERC under Section 206 of the Federal Power Act. The complaint alleges that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appear excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008, will cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. The complaint states that it does not challenge ITC Midwest’s Attachment O formula or its planned capital investments. ITC Midwest’s network rate is based on its forward-looking Attachment O rate formula, as approved by FERC, which incorporates ITC Midwest’s projected net revenue requirement and load. Among other things, IP&L’s complaint seeks investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate). The resolution of this proceeding and its ultimate impact on ITC Midwest’s network rate and transmission revenues cannot be determined at this time. We believe that ITC Midwest’s 2009 rate is just and reasonable, that IP&L has not proffered sufficient arguments or reasons for the complaint to be sustained, and that the 2009 ITC Midwest Rate appropriately reflects the commitment of ITC Midwest to improve the performance and reliability of its transmission system. Accordingly, ITC Holdings and ITC Midwest believe that IP&L’s action is without merit and currently intend to contest it vigorously. However, various other parties, including The Detroit Edison Company (“Detroit Edison”) and Consumers Energy Company (“Consumers”) have filed with the FERC as interveners in the matter, such that the outcome of the case could also have an impact on the rates of ITCTransmission and METC. If the FERC issues a decision in this matter which inhibits our ability to recover costs and expenses through our rates or is otherwise adverse to our interests, then our results of operations and liquidity may be materially and adversely affected.

METC Rate Case Settlement

On January 19, 2007, METC and other parties to the rate case entered into a settlement agreement to resolve all outstanding matters in METC’s pending rate case before the FERC, including those set for hearing in the FERC December 30, 2005 rate order, which authorized METC, beginning on January 1,

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, to charge rates for its transmission service using the rate setting formula contained in Attachment O. The terms of this settlement agreement were approved by the FERC on August 29, 2007 and no parties filed for rehearing within the allowed 30-day period subsequent to the approval. Pursuant to the settlement, in October 2007 METC made payments totaling $20.0 million to various transmission customers in lieu of any and all refunds and/or interest payment requirements in this proceeding in connection with METC’s rates in effect on and after January 1, 2006. METC has no other refund obligation or liability beyond this payment in connection with this proceeding.

Additionally, the METC rate case settlement established the balances and respective amortization periods to be used for ratemaking for the METC Regulatory Deferrals and the METC ADIT Deferrals. Pursuant to certain conditions in the December 30, 2005 FERC order, METC made adjustments to its net revenue requirement for depreciation and amortization expense and the related interest expense associated with new transmission assets placed in service from January 1, 2001 to December 31, 2005 (the “METC Regulatory Deferrals”). In addition, METC made adjustments to its net revenue requirement for all the equity return on investment and the carrying costs on new transmission assets placed in service from January 1, 2001 to December 31, 2005 and recorded as a regulatory asset the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC (the “METC ADIT Deferrals”).

The METC rate case settlement established an initial balance of the METC Regulatory Deferrals of $55.0 million with a 20-year amortization beginning January 1, 2007. In addition, the settlement established an initial balance of the METC ADIT Deferrals of $61.3 million with an 18-year amortization beginning January 1, 2007.

Of the METC Regulatory Deferrals and the METC ADIT Deferrals, $39.6 million and $18.8 million, respectively, were recorded as a regulatory asset on METC’s historical FERC financial statements but were not recorded on METC’s historical GAAP financial statements because they did not meet the requirement of an incurred cost eligible for deferral under SFAS 71. These amounts were identified and recorded as intangible assets acquired pursuant to the METC acquisition. Refer to additional discussion in Note 4 under “Intangible Assets.” The remaining portions of the METC Regulatory Deferrals and the METC ADIT Deferrals of $15.4 million and $42.5 million, respectively, were recorded as a regulatory asset acquired pursuant to the METC acquisition. Refer to additional discussion associated with the regulatory assets METC Regulatory Deferrals and METC ADIT Deferrals in Note 6 under “Regulatory Assets.”

ITC Midwest’s Rate Discount

As part of the orders by the Iowa Utility Board (“IUB”) and the Minnesota Public Service Commission (“MPUC”) approving ITC Midwest’s asset acquisition, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest’s asset acquisition. Beginning in 2009 and through 2016, ITC Midwest’s net revenue requirement has been or will be reduced by $4.1 million for each year. We believe the proper recognition relating to the rate discount occurs when we provide the service and charge the reduced rate that includes the rate discount.

ITCTransmission Rate Freeze Revenue Deferral

ITCTransmission’s revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS 71 or EITF 92-7. Similarly none of the revenue deferral amortization used in ratemaking is reflected in our consolidated financial statements. SFAS 71 provides that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for rate-making purposes. Although the amortization of the revenue deferral is an allowable component of future rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. EITF 92-7 provides that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral does not satisfy the criteria of EITF 92-7 to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We believe the proper revenue recognition relating to the revenue deferral occurs when we charge the rate that includes the amortization of the revenue deferral. The revenue deferral is amortized for ratemaking straight-line for five years beginning in June 2006. As of December 31, 2008 and 2007 the balance of ITCTransmission’s revenue deferral was $28.8 million (net of accumulated amortization of $30.9 million) and $40.8 million (net of accumulated amortization of $18.9 million), respectively.

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

From December 1, 2004 through March 31, 2006, we recorded $2.5 million of gross SECA revenue based on an allocation of these revenues by MISO as a result of the FERC order approving this transitional pricing mechanism. Subsequent to the first quarter of 2006, we no longer earn SECA revenues. The SECA revenues were subject to refund as described in the FERC order and this matter was litigated in a contested hearing before the FERC that concluded on May 18, 2006. An initial decision was issued by the Administrative Law Judge presiding over the hearings on August 10, 2006, which generally indicated that the SECA revenues resulted from unfair, unjust and preferential rates. The judge’s decision is subject to the FERC’s final ruling on the matter, which could differ from the initial decision. Notwithstanding the judge’s initial decision, ITCTransmission, METC and other transmission owners who collected SECA amounts and the counterparties that paid the significant majority of the SECA amounts have filed settlement agreements with the FERC. In the fourth quarter of 2008, all of the settlements were approved by the FERC. As of December 31, 2008, ITCTransmission and METC have reserves recorded of $0.3 million and $0.2 million, respectively, for amounts to be refunded based on the settlement agreements filed and approved by the FERC. For the counterparties who have not filed settlements with the FERC, we are not able to estimate whether any refunds of amounts earned by ITCTransmission or METC will result from this hearing or whether this matter will otherwise be settled, but we do not expect the resolution of this matter to have a material impact on our consolidated financial statements. We have not accrued any refund amounts relating to these counterparties who have not filed settlements with the FERC.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets

The following table summarizes the regulatory asset balances at December 31, 2008 and 2007:

	2008	2007
(In thousands)

Regulatory Assets:
Attachment O revenue accrual:
Current (including accrued interest of $1,637 as of December 31, 2008)	$22,301	$—
Non-current (including accrued interest of $1,512 and $552 as of December 31, 2008 and 2007, respectively)	81,643	20,537
Acquisition adjustments:
ITCTransmission ADIT Deferral (net of accumulated amortization of 17,676 and $14,645 as of December 31, 2008 and 2007, respectively)	42,926	45,957
METC ADIT Deferral (net of accumulated amortization of $4,717 and $2,359 as of December 31, 2008 and 2007, respectively)	37,739	40,097
Other:
METC Regulatory Deferrals	13,885	14,657
Unamortized loss on reacquired debt	382	2,552
AFUDC Equity	15,329	8,608
Pensions & postretirement	10,252	3,632

Total	$224,457	$136,040

Attachment O Revenue Accrual

The forward-looking Attachment O formula includes a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed network revenues for each year to determine the true-up amount to be included in future rates. Refer to additional discussion of forward-looking Attachment O in Note 5 under “Attachment O Network Transmission Rates — Forward-Looking Attachment O.” For each reporting period, beginning with the first quarter 2007 for ITCTransmission and METC and the first quarter 2008 for ITC Midwest, revenue is recognized based on actual year-to-date net revenue requirements for that reporting period calculated using forward-looking Attachment O. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the network revenue amounts billed relating to that reporting period. The true-up amount, including interest, for each calendar year is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O. Our Regulated Operating Subsidiaries do not earn an equity return on the balance of the Attachment O revenue accrual or deferral but do accrue interest on the true-up amount.

ITCTransmission ADIT Deferral

The carrying amount of the ITCTransmission ADIT deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns an equity return on the remaining unamortized balance of the ITCTransmission ADIT deferral. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on a straight-line basis over

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2008, 2007 and, 2006, which is included in depreciation and amortization.

METC ADIT Deferrals

The original amount recorded for the regulatory asset for METC ADIT Deferrals of $42.5 million is recognized in rates and amortized over 18 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement. Refer to additional discussion of METC ADIT Deferrals in Note 5 under “METC Rate Case Settlement.” METC earns an equity return on the remaining unamortized balance of the regulatory asset for METC ADIT Deferrals. METC recorded amortization expense of $2.4 million annually during 2008 and 2007, respectively, which is included in depreciation and amortization.

METC Regulatory Deferrals

The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement. Refer to additional discussion of METC Regulatory Deferrals in Note 5 under “METC Rate Case Settlement.” METC earns an equity return on the remaining unamortized balance of the regulatory asset for METC Regulatory Deferrals. METC recorded amortization expense of $0.8 million during 2008 and 2007, respectively, which is included in depreciation and amortization.

Unamortized Loss on Reacquired Debt

In March 2007, ITCTransmission terminated its revolving credit agreement dated as of July 2003 and replaced it with a new facility. In accordance with SFAS 71, the remaining unamortized balance of deferred financing fees of $0.5 million relating to the terminated agreement was reclassified from deferred financing fees to other regulatory assets. This amount is amortized on a straight-line basis through March 2010, which was the maturity date of the revolving credit agreement. In addition, in July 2003, the balance of ITCTransmission’s unamortized debt expense of $10.9 million relating to ITCTransmission’s debt redeemed with the July 2003 refinancing was reclassified from deferred financing fees to other regulatory assets. This amount is amortized on a straight-line basis through February 2009, which was the maturity date of ITCTransmission’s debt redeemed in the July 2003 refinancing. During 2008, 2007 and 2006, ITCTransmission recognized amortization expense of $2.2 million, $2.1 million and $1.9 million, respectively, associated with these regulatory assets, which was recorded to interest expense. ITCTransmission does not earn an equity return on these regulatory assets but they are included as a component of long-term interest used to calculate the cost of long-term debt under forward-looking Attachment O.

AFUDC Equity

SFAS 109 provides that a regulatory asset be recorded if it is probable that a future increase in taxes payable relating to AFUDC Equity will be recovered from customers through future rates, pursuant to the provisions of SFAS 71. Under forward-looking Attachment O, the future taxes payable relating to AFUDC Equity will be recovered from customers in future rates. Forward-looking Attachment O contains a true-up mechanism such that our Regulated Operating Subsidiaries collect their actual net revenue requirement, which includes taxes payable relating to AFUDC Equity. The carrying amount of this regulatory asset is related to the income taxes on AFUDC Equity recognized that is expected to be earned in future revenues. Because AFUDC Equity is a component of property, plant and equipment that is included in rate base when the plant is placed in service, and the related deferred tax liabilities are not a reduction to rate base, we effectively earn a return on this regulatory asset.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pensions and Postretirement

Upon adoption of SFAS 158, amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) are recorded as a regulatory asset or liability because as the unrecognized amounts recorded to this regulatory asset are recognized through SFAS 87 and SFAS 106 expenses will be recovered from customers in future rates under forward-looking Attachment O. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Pension and Postretirement regulatory asset.

Regulatory Liabilities

The following table summarizes the regulatory liabilities balances at December 31, 2008 and 2007:

	2008	2007
(In thousands)

Regulatory Liabilities:
Accrued asset removal costs	$196,656	$189,515
Attachment O revenue deferral(a)
Current (including accrued interest of $24 as of December 31, 2008)(b)	228	—
Non-current (including accrued interest of $8 as of December 31, 2007)	—	212

Total	$196,884	$189,727

(a)	Refer to discussion above under “Attachment O revenue accrual.”

(b)	Current portion of Regulatory Liabilities Attachment O revenue deferral, including accrued interest, is recorded with other current liabilities on our consolidated statement of financial position.

Accrued Asset Removal Costs

The carrying amount of the accrued asset removal costs represents the accrued asset removal costs to remove the asset at retirement. The portion of depreciation expense related to asset removal costs is added to this regulatory liability and removal expenditures incurred are charged to this regulatory liability. Our Regulated Operating Subsidiaries include this item within accumulated depreciation for rate-making purposes, which is a reduction to rate base.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment-net consisted of the following at December 31, 2008 and 2007:

	2008	2007
(In thousands)

Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$3,003,312	$2,637,452
Construction work in progress	163,655	164,622
Capital equipment inventory	45,282	16,157
Other	10,843	14,863
ITC Holdings and other	7,184	7,182

Total	3,230,276	2,840,276
Less accumulated depreciation and amortization	(925,890)	(879,843)

Property, plant and equipment-net	$2,304,386	$1,960,433

Additions to transmission property, plant and equipment in service and construction work in progress during 2008 and 2007 were primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

The following amounts were outstanding at December 31, 2008 and 2007:

	2008	2007
(In thousands)

ITC Holdings Bridge Facility	$—	$765,000
ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $540 and $658, respectively)	266,460	266,342
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014	50,000	50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $26 and $29, respectively)	254,974	254,971
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $212 and $220, respectively)	254,788	254,780
ITC Holdings 6.050% Senior Notes due January 31, 2018 (net of discount of $1,434)	383,566	—
ITC Holdings Credit Agreement	67,953	46,100
ITCTransmission 4.45% First Mortgage Bonds, Series A, due July 15, 2013 (net of discount of $54 and $66, respectively)	184,946	184,934
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $100 and $103, respectively)	99,900	99,897
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 18, 2018 (net of discount of $106)	99,894	—
ITCTransmission/METC Credit Agreement	42,065	96,400
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014	50,000	—
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $511)	174,489	—
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	—
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	—
ITC Midwest Credit Agreement	19,218	—

Total long-term debt	$2,248,253	$2,243,424

The annual maturities of long-term debt as of December 31, 2008 are as follows:

(In thousands)

2009	$—
2010	—
2011	—
2012	110,018
2013	471,218
2014 and thereafter	1,670,000

Total	$2,251,236

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITC Holdings

Bridge Facility

In connection with ITC Midwest’s asset acquisition, ITC Holdings received a commitment letter, dated January 18, 2007, from a bank (the “Lead Arranger”) to provide to ITC Holdings, subject to the terms and conditions therein, financing in an aggregate amount of up to $765.0 million in the form of a 364-day senior unsecured bridge facility (the “Bridge Facility”). Among other fees paid on the Bridge Facility, ITC Holdings paid a funding fee equal to 0.375% of the aggregate amount of the loans borrowed (the “Funding Fee”) The Funding Fee was rebated in full in January 2008 as a result of the Bridge Facility being refinanced with the Lead Arranger within the specified time period, and was applied as a reduction to the issuance costs of ITC Midwest’s asset acquisition financings. The borrowings under the Bridge Facility accrued interest at 5.56% and total interest expense recognized in 2008 and 2007 were $2.7 million and $1.4 million, respectively. The proceeds from the Bridge Facility were used to finance a significant portion of ITC Midwest’s asset acquisition.

In January 2008, we repaid in full all amounts outstanding under the Bridge Facility using the proceeds of ITC Holdings’ $385.0 million 6.05% Senior Notes due January 31, 2018 (“Senior Notes”), ITC Midwest’s $175.0 million 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (“Series A Bonds”) and the issuance of 6,420,737 shares of ITC Holdings’ common stock for proceeds of $308.3 million (net of underwriting discount of $13.7 million and before issuance costs of $0.8 million). Refer to Note 13 under “ITC Holdings’ Common Stock Offerings” for discussion of the ITC Holdings’ common stock issuance. Terms of the Senior Notes and ITC Midwest Series A Bonds are discussed below.

Senior Notes

On January 24, 2008, ITC Holdings issued $385.0 million aggregate principal amount of its Senior Notes under its first mortgage indenture, dated as of December 10, 2003, in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The Senior Notes were sold to various initial purchasers pursuant to a purchase agreement dated January 15, 2008. The proceeds were used to partially pay off the balance of the Bridge Facility discussed above.

ITCTransmission

First Mortgage Bonds

On April 1, 2008, ITCTransmission issued $100.0 million aggregate principal amount of its 5.75% First Mortgage Bonds, Series D, due April 18, 2018 (the “Series D Bonds”). The Series D Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property. The proceeds were used primarily to pay off amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement and for general corporate purposes.

METC

Senior Secured Notes

On December 18, 2008, METC issued $50.0 million aggregate principal amount of its 6.63% Senior Secured Notes, due December 18, 2014 (the “METC Senior Secured Notes”). The METC Senior Secured Notes are secured by a first priority security interest in all of METC’s assets equally with all other securities under the First Mortgage Indenture. The proceeds were used primarily to pay off amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement and for general corporate purposes.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITC Midwest

First Mortgage Bonds

On January 24, 2008, ITC Midwest issued $175.0 million aggregate principal amount of its Series A Bonds. The Series A Bonds are secured by a first mortgage lien on substantially all of ITC Midwest’s real and tangible personal property equally with all other securities issued in the future under its First Mortgage and Deed of Trust, with such exceptions as described in, and such releases as permitted by, the indenture. The proceeds were used to partially pay off the balance of the ITC Holdings Bridge Facility discussed above.

On December 22, 2008, ITC Midwest issued $40.0 million of its 7.12% First Mortgage Bonds, Series B, due December 22, 2017 (the “Series B Bonds”) and $35.0 million of its 7.27% First Mortgage Bonds, Series C, due December 22, 2020 (the “Series C Bonds”). The Series B Bonds and the Series C Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property. The proceeds were used primarily to pay off amounts outstanding under the ITC Midwest Revolving Credit Agreement and for general corporate purposes.

Revolving Credit Agreements

Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s commitment of $55.0 million is 16.2% of our total consolidated revolving credit agreement capacity of $340.0 million. Lehman has not funded their share of recent borrowing notices and we are attempting to identify a replacement bank to fulfill Lehman’s commitment but given the favorable terms of our existing agreement compared to current market conditions, it is unlikely we will be able to find a replacement bank.

ITC Holdings Credit Agreement

On March 29, 2007, ITC Holdings entered into a revolving credit agreement, (the “ITC Holdings Credit Agreement”), dated as of March 29, 2007, that establishes an unguaranteed, unsecured revolving credit facility under which ITC Holdings may borrow and issue letters of credit up to $125.0 million (subject to increase to $150.0 million with consent of the lenders). The maturity date of the ITC Holdings Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITC Holdings Credit Agreement, ITC Holdings may extend the maturity date of the ITC Holdings Credit Agreement for up to two additional one-year periods. Loans under the ITC Holdings Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Holdings’ credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2008 and 2007, ITC Holdings had $68.0 million and $46.1 million outstanding under the ITC Holdings Credit Agreement, respectively. The weighted-average interest rate of borrowings outstanding under the facility at December 31, 2008 and 2007 was 1.6% and 5.6%, respectively. The ITC Holdings Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITC Holdings’ credit rating.

ITCTransmission/METC Credit Agreement

On March 29, 2007, ITCTransmission and METC entered into a revolving credit agreement (the “ITCTransmission/METC Credit Agreement”), dated as of March 29, 2007, that establishes an

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unguaranteed, unsecured revolving credit facility under which ITCTransmission may borrow and issue letters of credit up to $105.0 million (as modified December 27, 2007) and METC may borrow and issue letters of credit up to $60.0 million (subject to increase to $85.0 million with consent of the lenders). The maturity date of the ITCTransmission/METC Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITCTransmission/METC Credit Agreement, ITCTransmission and METC may extend the maturity date of the ITCTransmission/METC Credit Agreement for up to two additional one-year periods. Loans made under the ITCTransmission/METC Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITCTransmission and METC’s credit ratings and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2008 and 2007, ITCTransmission had $26.5 million and $78.5 million outstanding under the ITCTransmission/METC Credit Agreement, respectively. At December 31, 2008 and 2007, METC had $15.6 million and $17.9 million outstanding under the ITCTransmission/METC Credit Agreement, respectively. The weighted-average interest rate of borrowings outstanding under the facility at December 31, 2008 and 2007 was 2.1% and 5.4%, respectively, for both ITCTransmission and METC. The ITCTransmission/METC Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITCTransmission’s and METC’s credit ratings.

ITC Midwest Credit Agreement

On January 29, 2008, ITC Midwest entered into a Revolving Credit Agreement that establishes an unguaranteed, unsecured $50.0 million (subject to increase to $75.0 million with consent of the lenders) revolving credit agreement under which ITC Midwest may borrow and issue letters of credit. The maturity date of the ITC Midwest Revolving Credit Agreement is January 29, 2013. ITC Midwest’s loans made under the ITC Midwest Revolving Credit Agreement will bear interest at a variable rate, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. The ITC Midwest Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.2% each year, depending on ITC Midwest’s credit rating. At December 31, 2008, ITC Midwest had $19.2 million outstanding under the ITC Midwest Revolving Credit Agreement and the weighted-average interest rate of borrowings outstanding under the facility at December 31, 2008 was 0.9%.

Fair Value of Long Term Debt

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $1,986.2 million at December 31, 2008. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,119.0 million at December 31, 2008. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at December 31, 2008. An increase in interest rates of 10% at December 31, 2008 would decrease the fair value of debt by $96.5 million, and a decrease in interest rates of 10% at December 31, 2008 would increase the fair value of debt by $106.1 million at that date.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Agreements

At December 31, 2008, we had a consolidated total of $129.2 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2008 would increase or decrease the total interest expense by $0.2 million, respectively for an annual period on a constant borrowing level of $129.2 million.

9.	EARNINGS PER SHARE

We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period resulting from the exercise of common stock options and vesting of restricted stock awards. A reconciliation of both calculations for the years ended December 31, 2008, 2007 and 2006 is presented in the following table:

	2008	2007	2006
(In thousands, except share and per share data)

Basic earnings per share:
Net income	$109,208	$73,296	$33,223
Weighted-average shares outstanding	48,605,951	42,298,478	35,048,049

Basic earnings per share	$2.25	$1.73	$0.95

Diluted earnings per share:
Net income	$109,208	$73,296	$33,223
Weighted-average shares outstanding	48,605,951	42,298,478	35,048,049
Incremental shares of share-based awards	1,164,730	1,242,828	1,188,895

Weighted-average dilutive shares outstanding	49,770,681	43,541,306	36,236,944

Diluted earnings per share	$2.19	$1.68	$0.92

Basic earnings per share excludes 591,447, 439,964 and 366,035 shares of restricted common stock at December 31, 2008, 2007 and 2006, respectively, that were issued and outstanding, but had not yet vested as of such dates.

Diluted earnings per share excludes 775,276, 104,720 and 219,673 potential shares of common stock relating to stock options and restricted stock awards at December 31, 2008, 2007 and 2006, respectively, because the effect of including these potential shares was anti-dilutive.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES

Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	2008	2007	2006
(In thousands)

Income tax expense at 35% statutory rate	$61,765	$38,481	$16,398
State income taxes (net of federal benefit)	6,769	(4,047)	—
Valuation allowance — state income taxes	1,829	4,047	—
AFUDC Equity	(3,601)	(2,691)	(2,909)
Other — net	500	860	169

Income tax provision	$67,262	$36,650	$13,658

Components of the income tax provision were as follows:

	2008	2007	2006
(In thousands)

Current income tax expense	$2,208	$—	$428
Deferred income tax expense	65,054	36,650	13,230

Total income tax provision	$67,262	$36,650	$13,658

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets (liabilities) consisted of the following at December 31:

	2008	2007
(In thousands)

Property, plant and equipment	$(132,295)	$(81,847)
Federal income tax NOLs	78,186	32,178
Michigan Business Tax deductions	22,316	24,621
METC regulatory deferral(a)	(19,250)	(19,213)
Acquisition adjustments — ADIT deferral(a)	(16,216)	(13,761)
Goodwill	(39,298)	(29,144)
Attachment O revenue accrual (deferral)-net (including accrued interest)	(41,051)	(7,730)
Pension and postretirement liabilities	9,180	5,861
State income tax NOLs	14,874	3,199
Other — net	(14,617)	1,955
Deferred tax asset valuation allowance(b)	(13,194)	(4,047)

Net deferred tax assets (liabilities)	$(151,365)	$(87,928)

Gross deferred income tax liabilities	$(280,554)	$(165,443)
Gross deferred income tax assets	142,383	81,562
Deferred tax asset valuation allowance(b)	(13,194)	(4,047)

Net deferred tax assets (liabilities)	$(151,365)	$(87,928)

(a)	Described in Note 6.

(b)	The deferred tax asset valuation allowance relates primarily to state income tax NOLs for which it is more likely than not that a tax benefit will not be realized.

We have estimated federal income tax NOLs of $253.4 million as of December 31, 2008, all of which we expect to use prior to their expiration. These federal income tax NOLs result in part from accelerated depreciation methods for property, plant and equipment for income tax reporting purposes. The federal income tax NOLs of $38.5 million included in the 2006 consolidated tax return for the entities acquired in the METC acquisition would expire beginning in 2019. The remaining estimated federal income tax NOLs of $214.9 million would expire in 2023, 2024 and 2026.

Included in the $253.4 million total estimated federal income tax NOLs is $30.3 million ($10.6 million after tax) of federal income tax NOLs relating to tax deductions for share-based compensation not recognized in the consolidated financial statements. Prior to the adoption of SFAS 123(R), under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we recorded tax deductions that exceeded the cumulative compensation cost recognized for options exercised or restricted shares that vested as increases to additional paid-in capital and increases in deferred tax assets for federal income tax NOLs in the consolidated statement of financial position. SFAS 123(R) requires that the excess tax deductions be recognized as additional paid-in capital only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2008 and 2007, we did not recognize the tax effects of the excess tax deductions as additional paid-in capital or increases to NOL deferred tax assets, as the deductions have not resulted in a reduction of taxes payable due to our federal income tax NOLs.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Michigan Business Tax

On July 12, 2007, a Michigan law was enacted to replace the Michigan Single Business Tax effective January 1, 2008. Key features of the new tax include a business income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with deductions and credits for certain activities. In December 2007, a 21.99% surcharge was added to the Michigan Business Tax. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax. The new tax is accounted for as an income tax under the provisions of SFAS 109. The new tax resulted in a state income tax provision recorded for the year ended December 31, 2008 of $8.4 million. For the year ended December 31, 2007, we had recorded $2.0 million in taxes other than income taxes for the Michigan Single Business Tax.

11.	RETIREMENT BENEFITS AND ASSETS HELD IN TRUST

Incremental Effect of Applying SFAS 158 Measurement Provisions

In 2008 we adopted the measurement provisions of SFAS 158 and were required to adopt the change in measurement date from September 30 to December 31 by allocating as an adjustment to retained earnings three-fifteenths of net periodic benefit cost as determined for the period from September 30, 2007 to December 31, 2008.

The following table represents the fourth quarter effect of our consolidated statement of financial position as a result of adopting the measurement provision of SFAS 158 at December 31, 2008:

	Before		After
	Application of		Application of
	Measurement		Measurement
	Date Provision		Date Provision
	of SFAS 158	Adjustments	of SFAS 158
(In thousands)

Other regulatory assets	$40,213	$(365)	$39,848
Total assets	3,714,930	(365)	3,714,565
Accrued pension and postretirement liabilities	23,248	1,047	24,295
Deferred income taxes (non-current)	145,429	(540)	144,889
Retained earnings	82,140	(872)	81,268
Total stockholders’ equity	929,935	(872)	929,063
Total liabilities and stockholders’ equity	3,714,930	(365)	3,714,565

Retirement Plan Benefits

We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The retirement plan is noncontributory, covers substantially all employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan benefits are based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We made contributions of $2.1 million and $4.0 million to the retirement plan in 2008 and 2007, respectively, although we had no minimum funding requirements. We expect to contribute $3.2 million to the defined benefit retirement plan relating to the 2008 plan year in 2009.

We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our other retirement plans. For the year ended December 31, 2008, we funded $1.0 million to our supplemental retirement benefit plans. The investments in trust for the supplemental nonqualified retirement plans of $4.6 million and $5.2 million at December 31, 2008 and 2007 are included in other assets. We account for the assets contributed under the supplemental nonqualified retirement plan and held in a trust as trading securities under Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, realized and unrealized gains or losses on the investments are recorded as investment income or loss. We recognized losses of $1.8 million in other expenses during 2008 and gains of $0.1 million and $0.1 million in other income during 2007 and 2006, respectively, associated with realized and unrealized gains and losses on the investments held in trust associated with our supplemental nonqualified retirement plans.

The investment objective of the retirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. Management believes that this strategy will provide flexibility for liquidity purposes but also establishes some investment for growth.

The plan assets consisted of the following assets by category:

Asset Category	2008	2007

Fixed income securities	61.9%	48.4%
Equity securities	38.1%	51.6%

Total	100.0%	100.0%

Net pension cost for 2008, 2007 and 2006 includes the following components:

	2008	2007	2006
(In thousands)

Service cost	$1,977	$1,493	$1,165
Interest cost	1,164	996	961
Expected return on plan assets	(1,038)	(650)	(426)
Amortization of prior service cost	(882)	(1,101)	(23)
Amortization of actuarial loss	1,762	1,952	1,835

Net pension cost	$2,983	$2,690	$3,512

The effective date of the annual measurement changed from September 30 to December 31 beginning in 2008 pursuant to the measurement provisions of SFAS 158. The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued pension liability in the consolidated statement of financial position as of December 31, 2008 and 2007:

	2008	2007
(In thousands)

Change in Benefit Obligation:
Beginning projected benefit obligation	$(18,869)	$(16,161)
SFAS 158 measurement date adjustment	(785)	—
Service cost	(1,977)	(1,493)
Interest cost	(1,164)	(996)
Actuarial net loss	(3,692)	(101)
Plan amendments	—	(145)
Benefits paid	312	27

Ending projected benefit obligation	$(26,175)	$(18,869)
Change in Plans’ Assets:
Beginning plan assets at fair value	$13,424	$8,379
SFAS 158 measurement date adjustment	259	—
Actual (loss) return on plan assets	(3,179)	1,072
Employer contributions	2,102	4,000
Benefits paid	(312)	(27)

Ending plan assets at fair value	$12,294	$13,424

Funded status, underfunded	$(13,881)	$(5,445)

Ending accumulated benefit obligation	$(22,178)	$(16,233)
Amounts recorded as:
Funded Status:
Other assets	$—	$1,560
Accrued pension and postretirement liabilities	(13,881)	(7,006)

Total	$(13,881)	$(5,446)

Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$8,490	$2,782
Prior service credit	(226)	(1,328)

Total	$8,264	$1,454

The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with SFAS 87 are recorded as a regulatory asset on our consolidated statements of financial position. We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

Actuarial assumptions used to determine the benefit obligation are listed below:

	2008	2007	2006

Discount rate	5.95%	6.19%	5.95%
Annual rate of salary increases	5.00%	5.00%	3.50%

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine the benefit cost for 2008, 2007 and 2006 are listed below:

	2008	2007	2006

Discount rate	6.19%	5.95%	5.50%
Annual rate of salary increases	5.00%	5.00%	3.50%
Expected long-term rate of return on plan assets	7.25%	7.00%	7.00%

The expected long-term rate of return on plan assets was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. The expected return on the plan assets component of net pension cost was determined based on the expected long-term rate of return on plan assets and the fair value of plan assets.

At December 31, 2008, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)

2009	555
2010	838
2011	1,663
2012	2,154
2013	2,054
2014 through 2018	12,427

Other Postretirement Benefits

We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. Contributions to the plan in 2008 and 2007 totaled $1.3 and $0.4 million, respectively. We expect to contribute $1.3 million to the plan in 2009. In addition, as a condition of the Asset Sale Agreement with IP&L, we assumed $1.7 million of prior service obligations for postretirement benefits for participants who transferred from IP&L to us.

The investment objective for the postretirement benefit plan is to maximize total return with moderate tolerance for risk. Targeted asset allocation is equally weighted between equity and fixed income securities. This strategy will provide flexibility for liquidity purposes but also establishes some investment for growth.

The plan assets consisted of the following assets by category:

Asset Category	2008	2007

Fixed income securities	73.7%	42.0%
Equity securities	26.3%	58.0%

Total	100.0%	100.0%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position No. 106-2, our measurement of the accumulated postretirement benefit obligation as of December 31, 2008 and September 30, 2007 reflects amounts associated with the expected subsidies under the Act because we have concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement cost for 2008, 2007 and 2006 includes the following components:

	2008	2007	2006
(In thousands)

Service cost	$1,632	$982	$1,181
Interest cost	672	330	272
Expected return on plan assets	(218)	(93)	(42)
Amortization of unrecognized prior service cost	580	235	—
Amortization of actuarial (gain) loss	—	(94)	76

Net postretirement cost	$2,666	$1,360	$1,487

The effective date of the annual measurement changed from September 30 to December 31 starting on January 1, 2008. The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2008 and 2007:

	2008	2007
(In thousands)

Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(9,139)	$(4,859)
SFAS 158 measurement date adjustment	(576)	—
Service cost	(1,632)	(982)
Interest cost	(672)	(330)
Obligation assumed in ITC Midwest’s asset acquisition	(1,669)	—
Amendments	—	(2,025)
Actuarial gain (loss)	239	(943)
Benefits paid	30	—

Ending accumulated postretirement obligation	$(13,419)	$(9,139)
Change in Plans’ Assets
Beginning plan assets at fair value	$2,211	$1,591
SFAS 158 measurement date adjustment	55	—
Actual (loss) return on plan assets	(558)	225
Employer contributions	1,297	395
Employer provided retiree premiums	30	—
Benefits paid	(30)	—

Ending Plan assets at fair value	$3,005	$2,211

Funded status, underfunded	$(10,414)	$(6,928)

Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(10,414)	$(6,928)

Total	$(10,414)	$(6,928)

Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$923	$388
Prior service cost	1,065	1,790

Total	$1,988	$2,178

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with SFAS 106 are recorded as a regulatory asset on our consolidated statements of financial position. We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

Actuarial assumptions used to determine the benefit obligation are as follows:

	2008	2007	2006

Discount rate	5.95%	6.19%	5.95%
Annual rate of salary increases	5.00%	5.00%	3.50%
Health care cost trend rate assumed for next year	11.00%	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2015
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	6.19%	5.95%	5.50%
Annual rate of salary increases	5.00%	5.00%	3.50%
Health care cost trend rate assumed for next year	11.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2015

At December 31, 2008, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)

2009	134
2010	193
2011	256
2012	334
2013	482
2014 through 2018	5,010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2008 and the postretirement benefit obligation at December 31, 2008:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
(In thousands)

Effect on total of service and interest cost	$252	$(205)
Effect on postretirement benefit obligation	1,318	(1,081)

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.8 million, $1.4 million and $1.1 million for 2008, 2007 and 2006, respectively.

12.	OTHER COMPENSATION PLANS

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

On November 12, 2007, the compensation committee of the board of directors approved amendments to the ITC Holdings Special Bonus Plan and the ITC Holdings Executive Group Special Bonus Plan providing that amounts previously deferred under the plans became vested and immediately payable and that any future special bonus amounts awarded under the plans would be immediately vested. Prior to these amendments awards made under the special bonus plans were amortized to expense over the vesting period of the award if the award vests in the future, or expensed immediately if the participant is vested in the award at the time of the award. In December 2007, $2.0 million previously deferred under the ITC Holdings Special Bonus Plan was paid by us from the funded trust to non-executive employee participants and $1.6 million previously deferred under the ITC Holdings Executive Group Special Bonus Plan was paid by us from cash on hand to executive employee participants.

In 2008, we recognized $2.2 million in general and administrative expenses relating to the special bonus plan. In 2007, we recognized $4.2 million in general and administrative expenses relating to the special bonus plans, consisting of $2.5 million for awards authorized during 2007 and $1.7 million for awards authorized in 2006 and 2005 for which expense had not yet been recognized, as a result of the vesting of these previously deferred awards as discussed above. In 2006, we recognized $1.6 million in general and administrative expenses relating to the special bonus plans.

Deferred Compensation Plan

Certain of our employees participate in our deferred compensation plan. The investments in the deferred compensation plan trust of $0.3 million and $0.5 million at December 31, 2008 and 2007 are included in other assets with the corresponding liability recorded in other liabilities. We account for the assets contributed under the deferred compensation plan and held in a trust as trading securities under SFAS 115. Accordingly, gains or losses on the investments, for which the employees are at risk for the investment returns, are recorded as investment income or loss with an offsetting amount recorded to compensation expense. During 2008, we recognized $0.2 million of investment loss with an offsetting

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million reduction in compensation expense recorded in general and administrative expense. Compensation expense as well as investment income was less than $0.1 million for 2007 and 2006.

13.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

General — ITC Holdings’ authorized capital stock consists of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.

As of December 31, 2008, there were 49,654,518 shares of our common stock outstanding, no shares of preferred stock outstanding and 502 holders of record of our common stock.

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

Each of the ITC Holdings Credit Agreement, the ITCTransmission/METC Credit Agreement, the ITC Midwest Credit Agreement and the note purchase agreements governing ITC Holdings’ Senior Notes imposes restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.

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

Repurchases — In 2007 and 2006, we repurchased 41,867 and 30,605 shares of common stock for an aggregate of $1.8 million and $1.0 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock. No shares of common stock were repurchased during 2008.

ITC Holdings’ Common Stock Offerings

In January 2008, ITC Holdings completed an underwritten public offering of its common stock. ITC Holdings sold 6,420,737 newly-issued common shares in the offering, which resulted in proceeds of $308.3 million (net of underwriting discount of $13.7 million and before issuance costs of $0.8 million). The proceeds from this offering were used to partially finance ITC Midwest’s asset acquisition and for general purposes.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITC Holdings Sales Agency Financing Agreement

On June 27, 2008, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFE Agreement”) with BNY Mellon Capital Markets, LLC (“BNYMCM”). Under the terms of the SAFE Agreement, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales price of $150.0 million. The term of the SAFE Agreement is for a period of up to June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. BNYMCM will act as ITC Holdings’ agent in connection with any offerings of shares under the SAFE Agreement. The shares of common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. Any shares of common stock sold under the SAFE Agreement will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to BNYMCM (i) the aggregate selling price of the shares of common stock to be sold during each selling period, which may not exceed $40.0 million without BYNMCM’s prior written consent and (ii) the minimum price below which sales may not be made, which may not be less than $10.00 per share without BNYMCM’s prior written consent. ITC Holdings will pay BNYMCM a commission equal to 1% of the sales price of all shares of common stock sold through it as agent under the SAFE Agreement, plus expenses. The shares we would issue under the SAFE Agreement have been registered under ITC Holdings’ automatic shelf registration statement on Form S-3 (File No. 333-140026) filed on January 17, 2007 with the SEC. As of December 31, 2008, we have not issued shares under the SAFE Agreement.

Share-Based Compensation

Our Long Term Incentive Plan, which was adopted in 2006 and amended and restated in 2008 (the “LTIP”), permits the compensation committee to make grants of a variety of share-based awards (such as options, restricted shares and deferred stock units) for a cumulative amount of up to 4,950,000 shares to employees, directors and consultants. The LTIP provides that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2012. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Stock Purchase and Option Plan (the “2003 Plan”), including options and restricted stock. In addition, our board of directors and shareholders approved the implementation of the ESPP. The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. As of December 31, 2008, 4,189,877 shares were available for future issuance under our 2003 Stock Purchase and Option Plan, Employee Stock Purchase Plan and 2006 Long Term Incentive Plan, including 2,603,115 shares issuable upon the exercise of outstanding stock options, of which 1,792,020 were vested. We implemented the ESPP effective April 1, 2007. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units.

We recorded share-based compensation in 2008, 2007 and 2006 as follows:

	2008	2007	2006
(In thousands)

Operation and maintenance expenses	$1,152	$868	$472
General and administrative expenses	4,674	2,509	2,579
Cumulative effect of a change in accounting principle (before tax effect)	—	—	(45)
Amounts capitalized to property, plant and equipment	1,446	707	491

Total share-based compensation	$7,272	$4,084	$3,497

Total tax benefit recognized for compensation expense	$2,328	$1,147	$1,052

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as additional paid-in capital only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2008, 2007 and 2006, we did not recognize excess tax deductions for option exercises and restricted stock vesting of $2.0 million, $5.9 million and $2.4 million, respectively, in additional paid-in capital, as the deductions have not resulted in a cash benefit due to our federal income tax NOLs. We will recognize these excess tax deductions in additional paid-in capital when the tax benefits are realized.

Options

Our option grants vest in equal annual installments over a five or three year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date. Stock option activity for 2008 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2008 (1,364,826 exercisable with a weighted average exercise price of $11.03)	2,503,272	$16.92
Granted	244,316	56.88
Exercised	(141,883)	10.28
Forfeited	(2,590)	40.54

Outstanding at December 31, 2008 (1,792,020 exercisable with a weighted average exercise price of $12.61)	2,603,115	$21.01

Grant date fair value of the stock options was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2008	2007	2006
	Option Grants	Options Grants	Options Grants

Weighted-average grant-date fair value per option	$13.31	$9.08	$6.77
Weighted-average expected volatility(a)	24.7%	21.3%	22.2%
Weighted-average risk-free interest rate	3.4%	4.5%	4.8%
Weighted-average expected term(b)	6 years	6 years	6 years
Weighted-average expected dividend yield	2.14%	2.71%	3.33%
Estimated fair value of underlying shares	$56.88	$42.82	$33.00

(a)	We estimated volatility using the volatility of our stock for the 2008 and 2007 option awards. We estimated volatility using the volatility of the stock of similar companies, as well as our own stock for the 2006 option awards, since we became a publicly traded company in July 2005.

(b)	The expected term represents the period of time that options granted are expected to be outstanding. We have utilized the simplified method permitted under Staff Accounting Bulletin No. 110 in determining the expected term for all option grants as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the aggregate intrinsic value and the weighted-average remaining contractual term for all outstanding options were approximately $62.2 million and 6.0 years, respectively. At December 31, 2008, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $55.7 million and 5.1 years, respectively. The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 were $6.2 million, $13.1 million and $4.7 million, respectively. At December 31, 2008, the total unrecognized compensation cost related to the unvested options awards was $5.2 million and the weighted-average period over which it is expected to be recognized was 2.8 years.

We estimate that 2,542,071 of the options outstanding at December 31, 2008 will vest, including those already vested. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2008 was $20.55 per share, $61.8 million and 6.0 years, respectively.

Restricted Stock Awards

Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted average expected remaining vesting period at December 31, 2008 is 3.1 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse.

Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.

Restricted stock award activity for 2008 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted stock awards at January 1, 2008	439,964	$41.14
Granted	172,261	55.07
Vested	(4,970)	29.89
Forfeited	(15,808)	43.07

Unvested restricted stock awards at December 31, 2008	591,447	$45.52

The weighted-average grant date fair value of restricted stock awarded during 2007 and 2006 was $48.84 and $33.16 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2008 was $25.8 million. The aggregate fair value of restricted stock awards that vested during 2008, 2007 and 2006 was $0.1 million, $5.7 million and $4.0 million, respectively. At December 31, 2008, the total unrecognized compensation cost related to the restricted stock awards was $20.8 million and the weighted-average period over which that cost is expected to be recognized was 3.3 years.

As of December 31, 2008, we estimate that 486,281 shares of the restricted shares outstanding at December 31, 2008 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for restricted shares that are expected to vest was $45.28 per share, $21.2 million and 3.1 years, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The ESPP is a compensatory plan accounted for under the expense recognition provisions of SFAS 123(R). Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2008 and 2007, employees purchased 18,593 and 8,922 shares resulting in proceeds from the sale of our common stock of $0.8 million and $0.3 million under the ESPP, respectively. The total share-based compensation amortization for the ESPP was $0.2 million and $0.1 million in 2008 and 2007, respectively.

Deferred Stock Units

Our deferred stock units will be paid in shares of the our common stock on each of the next three anniversaries of the grant date, in equal installments. The deferred stock units do not contain any vesting provisions; that is, our common stock will be issued at the anniversary dates of the grant dates irrespective of employment status. The deferred stock units do not provide for any voting rights until the deferred stock units are delivered as shares of our common stock. The deferred stock units have dividend equivalent rights, providing the holder with the right to any dividends declared on our common stock subsequent to the grant date, such that the holders receive additional deferred stock units with a fair market value equal to the cash dividends they would have received on the shares underlying the deferred stock units they hold as if such underlying shares of common stock had been outstanding on the record date for the dividend. The additional dividend equivalent units granted will be settled in shares of our common stock at the same time as the deferred stock units on which the dividend equivalents were received. The deferred stock units are not transferable by the holders, but the shares issued upon each settlement date will be immediately transferable.

During 2008, we granted 15,647 deferred stock units, which include 370 deferred stock units granted pursuant to dividend equivalent rights, with a weighted average grant date fair value of $55.49 per deferred stock unit. The aggregate fair value of deferred stock units as of December 31, 2008 was $0.7 million. The weighted-average remaining contractual term for the deferred stock units outstanding as of December 31, 2008 was 1.1 years. During 2008, there were no settlements of the deferred stock units.

14.	JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES

Our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of specific substations and transmission lines. We account for these jointly owned substations and lines by recording property, plant and equipment for our percentage of ownership interest. A Transmission Ownership and Operating Agreement or an Interconnection Facilities Agreement provides the authority for construction of capital improvements and for the operating costs associated with the substations and lines. Each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest. Our Regulated Operating Subsidiaries’ participating share of expenses associated with these jointly held assets are primarily recorded within operating and maintenance expense on our consolidated statement of operations.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have investments in jointly owned utility facilities as shown in the table below as of December 31, 2008:

		Construction
	Net Investment(a)	Work in Progress
(In thousands)

Substations	$89,835	$5,068
Lines	87,434	5,683

Total	$177,269	$10,751

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.

ITCTransmission

The Michigan Public Power Agency (the “MPPA”) has a 50.41% ownership interest in two ITCTransmission 345 kV transmission lines. ITCTransmission’s net investment in these two lines totaled $21.7 million as of December 31, 2008. MPPA’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.

METC

METC has joint sharing of several substations that interconnect with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned substation facilities are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipals and other generators. As of December 31, 2008, METC had net investments in jointly shared substations including jointly shared substations under construction totaling $88.1 million of which METC’s ownership percentages for these jointly owned substation facilities ranged from 6.3% to 66.7%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2008, METC’s had net investments in jointly shared transmission lines totaling $41.1 million of which METC’s ownership percentages for these jointly owned lines ranged from 35.6% to 64.8%.

ITC Midwest

ITC Midwest has joint sharing of several substations and transmission lines with various parties As of December 31, 2008, ITC Midwest had net investments in jointly shared substations facilities including jointly shared substations facilities under construction totaling $6.8 million of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 28.0% to 70.0%. As of December 31, 2008, ITC Midwest had net investments in jointly shares transmission lines including jointly shared transmission lines under construction totaling $30.4 million of which ITC Midwest’s ownership percentage for the jointly owned substation facilities and lines ranged from 48.0% to 70.0%.

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

Claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines. While our Regulated Operating Subsidiaries do not believe that a causal link between electromagnetic field exposure and injury has been generally established and accepted in the scientific community, if such a relationship is established or accepted, the liabilities and costs imposed on our business could be significant. We are not aware of any pending or threatened claims against our Regulated Operating Subsidiaries for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields and electric transmission and distribution lines that entail costs likely to have a material adverse effect on our results of operations, financial position or liquidity.

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

Michigan Sales and Use Tax Audit

The Michigan Department of Treasury (the “Department”) currently is conducting a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008. The auditor has raised an issue regarding whether ITCTransmission qualifies for the industrial processing exemption from sales and use tax it has taken beginning January 1, 2007. The industrial processing exemption at issue generally provides an exemption from sales and use tax for an industrial processor or a person performing industrial processing activities for or on behalf of an industrial processor for purchases made by such a business of tangible personal property if the property is used or consumed in the conduct of industrial processing activities.

Based on an analysis of the industrial processing statutes and ITCTransmission’s business activities, ITCTransmission claims the industrial processing exemption for purchases of tangible personal property that it uses in its electricity transmission activities. The purchases for which ITCTransmission claimed exemption include all purchases of tangible property used in its integrated transmission process, including purchases of property to perform inspection, quality control and testing activities, and to perform planning, scheduling, supervision, or control of transmission and transformation of the high voltage electricity that ITCTransmission receives from Detroit Edison .

ITCTransmission has received no formal written or verbal communication indicating that its industrial processing exemption will be denied. However, based on preliminary and informal communications with the Department, it appears likely that the Department will deny the exemption claims and assess additional sales and use tax against ITCTransmission. If an assessment is issued, ITCTransmission will have administrative appeal rights and, if an administrative appeal is unsuccessful, will have a right to litigate any assessment, assuming certain jurisdictional requirements are satisfied, in either the Michigan Tax Tribunal or the Michigan Court of Claims.

ITCTransmission believes that it has a strong position supporting the validity of its industrial processing exemption under the Michigan industrial processing exemption statutes and is committed to

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vigorously defend against any potential denial of such exemption. However, if the Department makes an assessment of sales and use tax based on a denial of ITCTransmission’s industrial processing exemption and an appeal is required, it is reasonably possible that the assessment of additional sales and use tax could be sustained after all administrative appeals and litigation.

The amount of sales and use tax liability associated with the exemptions taken by ITCTransmission total several million dollars. In the event it becomes appropriate to record additional sales and use tax expense relating to this matter, ITCTransmission would record the additional sales and use tax expense primarily as an increase to the cost of property, plant and equipment. These higher sales and use tax expenses would be passed on to ITCTransmission’s customers through higher net revenue requirements and resulting rates. Any penalties and interest relating to this matter would potentially not be passed on through rates. METC has also taken the industrial processing exemption totaling several million dollars for periods still subject to audit since 2005.

Purchase Obligations and Leases

At December 31, 2008, we had purchase obligations of $42.8 million representing commitments for materials, services and equipment that had not been received as of December 31, 2008, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2009.

We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $0.6 million, $1.0 million and $0.8 million for the year ended December 31, 2008, 2007 and 2006, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”

Future minimum lease payments under the leases at December 31, 2008 were:

(In thousands)

2009	$326
2010	57
2011	57
2012	52
2013 and thereafter	38

Total minimum lease payments	$530

Other Commitments

  ITCTransmission

Service Level Agreements (“SLA”) with Detroit Edison.  During 2003 and through April 2004, ITCTransmission and Detroit Edison operated under a construction and maintenance, engineering, and system operations SLA whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration (the “SLA Activities”) on ITCTransmission’s behalf. Operation and maintenance expenses incurred by ITCTransmission under the SLA that exceeded $15.9 million during 2003 were recognized as expense but are deferred as a long-term payable and will be paid to Detroit Edison in equal annual installments over a five-year period beginning June 1, 2005. As of December 31, 2008, ITCTransmission has deferred the payment of $1.2 million of SLA expenses that

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeded the 2003 threshold, and recorded in other current liabilities. There was no payment deferral for construction expenditures.

In August 2003, ITCTransmission entered into an Operation and Maintenance Agreement with its primary maintenance contractor and a Supply Chain Management Agreement with its primary purchasing and inventory management contractor to replace the services that Detroit Edison has provided under the SLA. ITCTransmission is not obligated to take any specified amount of services under the terms of the Operation and Maintenance Agreement or the Supply Chain Management Agreement, which have five-year terms ending August 29, 2013 and automatically renew for additional five year terms unless terminated by either party.

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

  ITC Midwest

Transition Services Agreement.  The Transition Services Agreement (the “TSA”) dated as of December 20, 2007, identifies the transmission corporate administration services, the construction and maintenance services, the engineering services and the system operations services related to the 34.5 kV transmission system that IP&L agreed to provide to ITC Midwest. The TSA also requires IP&L to provide the transition design, planning and implementation relating to those services. In addition to the system operations services related to the 34.5 kV transmission system, IP&L will provide a limited number of corporate administration services and construction and maintenance services, to ITC Midwest. The initial term of the TSA expired, and ITC Midwest exercised the first of its four options to extend the agreement an additional six months. The first extension will terminate June 30, 2009; however, ITC Midwest has given notice to IP&L that it will require the system operations services related to the 34.5 kV

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transmission system and its associated detailed billing service to be extended through December 31, 2009. The agreement can also be terminated by mutual agreement of the parties. Subsequent to the termination of the TSA, ITC Midwest expects to perform the activities covered under the TSA.

The Operating Agreement.  The Operating Agreement between ITC Midwest and American Transmission Company, LLC (“ATC”), dated as of December 17, 2007, obligated ATC to provide control, operation and emergency response services as well as providing assistance in the transition of those services to ITC Midwest. The services contemplated by this agreement were only for ITC Midwest’s transmission facilities operating at 69 kV and above. The Operating Agreement was terminated in December 2008 in accordance with its terms, at which time ITC Midwest began performing the activities covered under the Operating Agreement.

Concentration of Credit Risk

Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for approximately 41.6%, 25.6% and 19.8%, respectively, or $257.1 million, $158.1 million and $122.4 million, respectively, of our consolidated operating revenues for the year ended December 31, 2008. These percentages and amounts of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2008 Attachment O revenue accruals that were included in our 2008 operating revenues, but will not be billed to our customers until 2010. We have assumed that the Attachment O revenues billed to these customers in 2010 would be in the same proportion of the respective percentages of network revenues billed to them in 2008. Any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L could negatively impact our business. MISO, as our Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. MISO has implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO may require them to provide MISO with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

16.	SEGMENT INFORMATION

We identify reportable segments based on the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses.

  Regulated Operating Subsidiaries

We aggregate ITCTransmission, METC and ITC Midwest into one reportable operating segment based on their similar regulatory environment and economic characteristics, among other factors. They are engaged in the transmission of electricity within the United States, earn revenues from the same types of customers and are regulated by the FERC. Their tariff rates are established using the same formulaic cost-of-service model, Attachment O.

  ITC Holdings and Other

Information below for ITC Holdings and Other consists of a holding company whose activities include debt and equity financings and general corporate activities and all of ITC Holdings’ other subsidiaries, excluding the Regulated Operating Subsidiaries, which are focused primarily on business development activities.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Regulated
	Operating	ITC Holdings
2008	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$617,924	$254	$—	$(301)	$617,877
Depreciation and amortization	94,477	292	—	—	94,769
Interest expense	43,579	79,394	—	(739)	122,234
Income before income taxes	267,530	(91,060)	—	—	176,470
Income tax provision (benefit)(a)	82,919	(15,657)	—	—	67,262
Net income(a)	184,611	109,208	—	(184,611)	109,208
Property, plant and equipment, net	2,297,799	6,587	—	—	2,304,386
Goodwill	951,319	—	—	—	951,319
Total assets(b)	3,667,660	2,354,510	(3,154)	(2,304,451)	3,714,565
Capital expenditures	398,618	492	—	2,730	401,840

	Regulated
	Operating	ITC Holdings
2007	Subsidiaries(c)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$426,249	$181	$—	$(181)	$426,249
Depreciation and amortization	67,637	291	—	—	67,928
Interest expense	28,336	53,830	—	(303)	81,863
Income before income taxes	175,568	(65,622)	—	—	109,946
Income tax provision (benefit)(a)	39,202	(2,552)	—	—	36,650
Net income(a)	136,366	73,296	—	(136,366)	73,296
Property, plant and equipment, net	1,953,556	6,877	—	—	1,960,433
Goodwill	959,042	—	—	—	959,042
Total assets(b)	3,177,561	2,313,701	(540)	(2,277,425)	3,213,297
Capital expenditures	287,069	1,062	—	(961)	287,170

	Regulated
	Operating	ITC Holdings
2006	Subsidiaries(d)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$223,622	$—	$—	$—	$223,622
Depreciation and amortization	40,142	14	—	—	40,156
Interest expense	18,758	23,378	—	(87)	42,049
Income before income taxes	76,212	(29,360)	—	—	46,852
Income tax provision (benefit)(a)	22,186	(8,528)	—	—	13,658
Cumulative effect of a change in accounting principle	29	—	—	—	29
Net income(a)	54,055	33,223	—	(54,055)	33,223
Property, plant and equipment, net	1,192,305	5,557	—	—	1,197,862
Goodwill	624,385	—	—	—	624,385
Total assets(b)	2,091,574	1,341,360	(1,245)	(1,302,892)	2,128,797
Capital expenditures	161,926	5,570	—	—	167,496

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Income tax provision (benefit) and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities under the provisions of SFAS 109 at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

(c)	Amounts include the results of operations from the electric transmission business acquired by ITC Midwest for the period December 20, 2007 through December 31, 2007.

(d)	Amounts include the results of operations from METC for the period October 11, 2006 through December 31, 2006.

17.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share amounts may not sum to the totals for each the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(a)	Year
(In thousands, except per share data)

2008
Operating revenue	$141,914	$160,616	$163,279	$152,068	$617,877
Operating income	69,268	74,039	74,432	69,884	287,623
Net income	25,521	28,661	28,045	26,981	109,208
Basic earnings per share	$0.54	$0.58	$0.57	$0.55	$2.25
Diluted earnings per share	$0.53	$0.57	$0.56	$0.54	$2.19
2007
Operating revenue	$101,274	$106,303	$109,272	$109,400	$426,249
Operating income	42,819	47,820	48,132	43,403	182,174
Net income	16,855	19,999	20,800	15,642	73,296
Basic earnings per share	$0.40	$0.47	$0.49	$0.37	$1.73
Diluted earnings per share	$0.39	$0.46	$0.48	$0.36	$1.68

(a)	ITC Midwest’s asset acquisition closed on December 20, 2007. The fourth quarter 2007 amounts include the results of operations from ITC Midwest for the period December 20, 2007 through December 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K. The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is also included in Item 8 of this Form 10-K.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On December 15, 2008, ITC Midwest terminated the Operating Agreement dated as of December 17, 2007 between ITC Midwest and ATC (the “ATC Operating Agreement”). The ATC Operating Agreement, entered into by ITC Midwest and ATC at the closing of the ITC Midwest acquisition in December 2007, obligated ATC to provide control, operation and emergency response services for ITC Midwest facilities operating at 69 kV and above and to provide assistance in the transition of these services to ITC Midwest. The ATC Operating Agreement was terminated in accordance with its terms and no termination penalties were incurred by either party in connection with the termination. Following the termination of the ATC Operating Agreement, ITC Midwest began performing the activities previously performed by ATC pursuant to the terms of the ATC Operating Agreement.

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

Equity Compensation Plans

At December 31, 2008, we had the 2003 Stock Purchase and Option Plan and the LTIP, pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors as well as the ESPP. Each of these plans has been approved by shareholders.

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2008 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)

Equity compensation plans approved by shareholders	2,603	$21.01	4,190

(a)	The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2008 upon exercise of stock options; 2) the number of common shares to be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(a) (1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$19,372	$1,520
Accounts receivable from subsidiaries	21,716	37,387
Deferred income taxes	3,926	3,370
Other	420	424

Total current assets	45,434	42,701
Other assets
Investment in subsidiaries	2,229,875	2,035,483
Intercompany advance to ITC Midwest	—	175,000
Deferred income taxes	22,554	19,245
Deferred financing fees (net of accumulated amortization of $4,311 and $2,341, respectively)	9,698	8,165
Other	15,368	14,754

Total other assets	2,277,495	2,252,647

TOTAL ASSETS	$2,322,929	$2,295,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payable	$3,684	$3,950
Accrued payroll	10,329	8,481
Accrued interest	25,835	17,480
Other	294	112

Total current liabilities	40,142	30,023
Accrued pension and other postretirement liabilities	24,295	13,934
Other	1,688	1,123
Long-term debt (net of discounts of $2,212 and $907, respectively)	1,327,741	1,687,193
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,654,518 and 42,916,852 shares issued and outstanding at December 31, 2008 and 2007, respectively	848,624	532,103
Retained earnings	81,268	31,864
Accumulated other comprehensive loss	(829)	(892)

Total stockholders’ equity	929,063	563,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,322,929	$2,295,348

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2008	2007	2006

Other income	$1,392	$833	$1,225
General and administrative expense	(5,232)	(9,768)	(3,569)
Interest expense	(79,394)	(53,830)	(22,862)
Loss on extinguishment of debt	—	(349)	—
Other expense	(1,965)	(754)	(1,151)

LOSS BEFORE INCOME TAXES	(85,199)	(63,868)	(26,357)
INCOME TAX BENEFIT	(35,881)	(22,750)	(9,419)

LOSS AFTER TAXES	(49,318)	(41,118)	(16,938)
EQUITY IN SUBSIDIARIES’ EARNINGS	158,526	114,414	50,161

NET INCOME	$109,208	$73,296	$33,223

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,208	$73,296	$33,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in subsidiaries’ earnings	(158,526)	(114,414)	(50,161)
Dividends from subsidiaries	84,039	82,799	31,313
Deferred income tax expense	(36,109)	(22,750)	(9,419)
Intercompany tax payments from subsidiaries	30,900	33,681	—
Share-based compensation expense	7,272	4,084	644
Amortization of deferred financing fees and debt discount	2,244	1,341	703
Other	97	(61)	28
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	15,376	(37,871)	—
Other current assets	4	29	(417)
Accrued payable	622	3,215	141
Accrued payable to subsidiary	—	(4,170)	3,450
Accrued payroll	1,848	8,481	—
Accrued interest	8,355	4,075	6,942
Other current liabilities	(528)	(84)	29
Non-current assets and liabilities, net	4,673	5,561	(1,003)

Net cash provided by operating activities	69,475	37,212	15,473
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(117,050)	(752,504)	(186,303)
Intercompany advance to ITC Midwest	—	(175,000)	—
Repayment of advance to ITC Midwest	175,000	—	—
Return of capital from subsidiary	—	26,997	—
Acquisition of MTH and METC, net of cash acquired	—	—	(484,189)
MTH and METC direct acquisition fees	—	(254)	(11,456)

Net cash provided by (used in) investing activities	57,950	(900,761)	(681,948)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	383,422	865,000	509,737
Repayment of long-term debt	(765,000)	—	—
Borrowings under ITC Holdings’ Term Loan agreement	—	25,000	—
Repayment of ITC Holdings’ Term Loan agreement	—	(25,000)	—
Borrowings under revolving credit agreements	153,807	294,700	74,700
Repayments of revolving credit agreements	(131,954)	(248,600)	(74,700)
Issuance of common stock	310,543	3,402	202,253
Dividends on common stock	(58,935)	(48,168)	(38,307)
Common stock issuance costs	(881)	(48)	(2,321)
Debt issuance costs	(575)	(5,113)	(5,231)
Other	—	(1,841)	(2,531)

Net cash provided by (used in) financing activities	(109,573)	859,332	663,600

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,852	(4,217)	(2,875)
CASH AND CASH EQUIVALENTS — Beginning of period	1,520	5,737	8,612

CASH AND CASH EQUIVALENTS — End of period	$19,372	$1,520	$5,737

Supplementary cash flows information:
Interest paid	$68,794	$48,414	$15,130
Income taxes paid	1,317	2,058	561
Supplementary noncash investing and financing activities:
Value of shares issued in MTH and METC acquisition	—	—	72,458
Equity transfers to subsidiaries	3,537	545	2,853

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

ITC Holdings does not believe that these restrictions will materially affect its operations or limit any dividend payments in the foreseeable future.

2.	LONG-TERM DEBT

As of December 31, 2008, the maturities of our long-term debt outstanding were as follows:

(In thousands)

2009	$—
2010	—
2011	—
2012	67,953
2013	267,000
2014 and thereafter	995,000

Total	$1,329,953

Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes and the ITC Holdings revolving credit agreements and related items.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $1,143.9 million at December 31, 2008. The total book value of the ITC Holdings Senior Notes net of discount is $1,259.8 million at December 31, 2008.

At December 31, 2008, we were in compliance with all covenants.

3.	RELATED-PARTY TRANSACTIONS

ITCTransmission, MTH, ITC Midwest and other subsidiaries paid cash dividends to ITC Holdings totaling $84.0 million, $82.8 million and $31.3 million in 2008, 2007 and 2006, respectively. Additionally, ITCTransmission paid amounts of $30.9 million and $38.9 million to ITC Holdings under an intercompany tax sharing arrangement during 2008 and 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 26, 2009.

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Chairman, President, Chief Executive Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Welch Joseph L. Welch	Chairman, President, Chief Executive Officer and Treasurer (principal executive officer)	February 26, 2009

/s/ Edward M. Rahill Edward M. Rahill	Senior Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2009

/s/ Edward G. Jepsen Edward G. Jepsen	Director	February 26, 2009

/s/ Richard D. McLellan Richard D. McLellan	Director	February 26, 2009

/s/ William J. Museler William J. Museler	Director	February 26, 2009

/s/ Hazel R. O’Leary Hazel R. O’Leary	Director	February 26, 2009

/s/ Gordon Bennett Stewart, III Gordon Bennett Stewart, III	Director	February 26, 2009

/s/ Lee C. Stewart Lee C. Stewart	Director	February 26, 2009

EXHIBITS

The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement by and between DTE Energy Company and the Registrant, dated December 3, 2002 (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
2.2	Purchase Agreement among Evercore Co-Investment Partnership II L.P., Evercore METC Capital Partners II L.P., MEAP US Holdings, Ltd., Macquarie Essential Assets Partnership, TE Power Opportunities Investors, L.P., TE Management Shareholders, MICH 1400 LLC, the Registrant, GFI Transmission Opportunities GP, LLC, OCM/GFI Power Opportunities Fund II, L.P., OCM.GFI Power Opportunities Fund II (Cayman) LP, and Macquarie Holdings (USA), Inc., dated as of May 11, 2006 (filed with Registrant’s Form 8-K filed on May 17, 2006)
2.3	Asset Sale Agreement by and between Interstate Power and Light Company and ITC Midwest LLC, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
2.4	Parent Guaranty, by the Registrant in favor of Interstate Power and Light Company, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
3.2	Amended and Restated Bylaws of Registrant dated as of November 19, 2008
4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.2	Registration Rights Agreement, dated as of February 28, 2003, among the Registrant and International Transmission Holdings Limited Partnership (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.4	First Supplemental Indenture, dated as of July 16, 2003, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.5	First Mortgage and Deed of Trust, dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.6	First Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.7	Second Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.8	Amendment to Second Supplemental Indenture, dated as of January 19, 2005, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.9	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)

Exhibit No.	Description of Exhibit

4.10	Third Supplemental Indenture, dated as of March 28, 2006, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.12	Second Supplemental Indenture, dated as of October 10, 2006, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company, as trustee) (filed with Registrant’s Form 8-K filed on October 10, 2006)
4.13	Shareholders Agreement by and between the Registrant and Macquarie Essential Assets Partnership, dated as of October 10, 2006 (filed with Registrant’s Form 8-K filed on October 16, 2006)
4.14	First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.15	First Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.16	Second Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.17	ITC Holdings Corp. Note Purchase Agreement, dated as of September 20, 2007 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2007)
4.18	Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)
4.19	First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.20	First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.21	Fourth Supplemental Indenture, dated as of March 25, 2008, between International Transmission Company and The Bank of New York Trust Company, N.A., as trustee, to the First Mortgage and Deed of Trust dated as of July 15, 2003, (filed with Registrant’s Form 8-K filed on March 27, 2008)
4.22	Fourth Supplemental Indenture, dated as of December 11, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)

Exhibit No.		Description of Exhibit

4.23		Second Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee, to the First Mortgage and Deed of Trust, dated as of January 14, 2008, (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.24		Third Supplemental Indenture, dated as of November 25, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)
*10	.7	Forms of Management Stockholder’s Agreements (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.8	Form of First Amendment to Management Stockholder’s Agreement (filed as Exhibit 10.8 to Registrant’s 2005 Form 10-K)
*10	.9	Forms of Waiver and Agreement for Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.10	Form of Waiver and Agreement for Non-Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.11	Form of Sale Participation Agreement (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.13	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.15	Form of Short Term Incentive Plan of the Registrant (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.27	Deferred Compensation Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.28		Service Level Agreement — Construction and Maintenance/Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.34	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.34 to Registrant’s Form 10-Q for the quarter ended September 30, 2005)
*10	.35	Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.35 to Registrant’s 2005 Form 10-K)
*10	.36	Executive Cash Bonus Agreement, dated as of February 8, 2006, between the Registrant and Daniel J. Oginsky (filed as Exhibit 10.36 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.38	Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant (filed as Exhibit 10.38 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.44	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.47	Form of Amendment to Management Stockholder’s Agreement (filed with Registrant’s Form 8-K filed on August 18, 2006)

Exhibit No.		Description of Exhibit

*10	.48	Summary of Stock Ownership Agreement, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.49	Form of Waiver and Agreement for Employees pursuant to the Management Stockholder’s Agreement (filed with Registrant’s Form S-1/A filed on September 25, 2006)
10.51		Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.52		Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Michigan Electric Transmission Company and Consumers Energy Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.53		Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services between Consumers Energy Company and Michigan Electric Transmission Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.54		Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, as Transmission Provider and Consumers Energy Company, as Local Distribution Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.55		Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement between Michigan Electric Transmission Company and Consumers Energy Company, LLC, dated as of May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.56		Non-Competition Agreement, dated as of May 1, 2002, by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.57		Settlement Agreement, dated January 19, 2007, by Michigan Electric Transmission Company, LLC, on behalf of itself, Midwest Independent Transmission System Operator, Inc., Consumers Energy Company, the Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc., and International Transmission Company (filed with Registrant’s Form 8-K filed on January 23, 2007)
10.58		Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.59		Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.60		Bridge Loan Agreement, dated as of September 26, 2007, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Lehman Commercial Paper Inc., as the Administrative Agent and Lehman Brothers Inc., as Sole Lead Arranger and Sole Bookrunner (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.61		Form of Distribution-Transmission Interconnection Agreement, by and between ITC Midwest LLC, as Transmission Owner and Interstate Power and Light Company, as Local Distribution Company, dated as of December 17, 2007 (filed with Registrant’s Form 8-K filed on December 21, 2007)

Exhibit No.		Description of Exhibit

10.62		Form of Large Generator Interconnection Agreement, entered into by the Midwest Independent Transmission System Operator, Inc., Interstate Power and Light Company and ITC Midwest LLC (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.63		Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Credit Suisse (Cayman Islands Branch), as Syndication Agent and Lehman Brothers Bank, FSB, as Documentation Agent (filed with Registrant’s Form 8-K filed on January 31, 2008)
*10	.64	Form of Amended and Restated Executive Group Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K
*10	.65	Form of Amended and Restated Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K)
*10	.66	ITC Holdings Corp. Employee Stock Purchase Plan, as amended June 8, 2007 (filed with Registrant’s 2007 Form 10-K)
10.67		Commitment Increase Supplements of the Lenders, dated December 27, 2007, related to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s 2007 Form 10-K).
*10	.68	Deferred Stock Unit Award Agreement, dated February 25, 2008, pursuant to the 2006 Long-Term Incentive Plan of Registrant, between the Registrant and Joseph L. Welch (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2008)
*10	.69	Amended and Restated Registrant 2006 Long Term Incentive Plan effective May 21, 2008 (filed with Registrant’s Form 8-K filed on May 23, 2008)
10.70		Sales Agency Financing Agreement, dated June 27, 2008, between Registrant and BNY Mellon Capital Markets, LLC (filed with Registrant’s Form 8-K filed on June 27, 2008)
*10	.71	Form of Amendment to Stock Option Agreement under 2003 Plan (Initial Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.72	Form of Amendment to Stock Option Agreement under 2003 Plan (IPO Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.73	Form of Amendment to Restricted Stock Agreement under 2003 Plan (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.74	Form of Amendment to Management Stockholder’s Agreement (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.75	Form of Amendment to Stock Option Agreements under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.76	Form of Amendment Restricted Stock Agreements under 2006 LTIP) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.77	Form of Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.78	Form of Restricted Stock Award Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.79	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries
*10	.80	Management Supplemental Benefit Plan
*10	.81	Executive Supplemental Retirement Plan

Exhibit No.		Description of Exhibit

*10	.82	Employment Agreement between the Registrant and Joseph L. Welch
*10	.83	Form of Employment Agreements between the Registrant and Linda H. Blair, Jon E. Jipping and Edward M. Rahill
*10	.84	Form of Employment Agreement between the Registrant and Daniel J. Oginsky
21		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.