Form 10-Q
period 2009-03-31
ITC Holdings Corp.
filed 2009-04-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 24, 2009 was 49,757,111.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2009

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, and ITC Midwest together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$26,823	$58,110
Accounts receivable	60,026	57,638
Inventory	29,422	25,077
Regulatory assets- Attachment O revenue accrual (including accrued interest of $1,823 and $1,637, respectively)	37,424	22,301
Other	6,594	4,147

Total current assets	160,289	167,273
Property, plant and equipment (net of accumulated depreciation and amortization of $944,475 and $925,890, respectively)	2,369,835	2,304,386
Other assets
Goodwill	951,319	951,319
Intangible assets (net of accumulated amortization of $6,806 and $6,050, respectively)	51,601	52,357
Regulatory assets- Attachment O revenue accrual (including accrued interest of $1,377 and $1,512, respectively)	72,900	81,643
Regulatory assets- Acquisition adjustments (net of accumulated amortization of $23,740 and $22,393, respectively)	79,318	80,665
Other regulatory assets	40,580	39,848
Deferred financing fees (net of accumulated amortization of $7,300 and $8,048, respectively)	20,893	21,410
Other	19,841	15,664

Total other assets	1,236,452	1,242,906

TOTAL ASSETS	$3,766,576	$3,714,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,803	$79,403
Accrued payroll	4,542	10,331
Accrued interest	15,661	37,779
Deferred income taxes	11,223	6,476
Accrued taxes	16,462	18,104
Refundable deposits from generators for transmission network upgrades	11,895	8,701
Other	2,850	5,384

Total current liabilities	126,436	166,178
Accrued pension and postretirement liabilities	25,342	24,295
Deferred income taxes	158,066	144,889
Regulatory liabilities	198,374	196,656
Other	21,183	5,231
Long-term debt	2,291,315	2,248,253
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,742,769 and 49,654,518 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	851,851	848,624
Retained earnings	94,821	81,268
Accumulated other comprehensive loss	(812)	(829)

Total stockholders’ equity	945,860	929,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,766,576	$3,714,565

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2009	2008
OPERATING REVENUES	$155,941	$141,914
OPERATING EXPENSES
Operation and maintenance	23,741	21,455
General and administrative	19,893	17,982
Depreciation and amortization	26,548	22,324
Taxes other than income taxes	11,098	10,885

Total operating expenses	81,280	72,646

OPERATING INCOME	74,661	69,268

OTHER EXPENSES (INCOME)
Interest expense	31,593	30,770
Allowance for equity funds used during construction	(2,766)	(3,096)
Other income	(683)	(514)
Other expense	864	841

Total other expenses (income)	29,008	28,001

INCOME BEFORE INCOME TAXES	45,653	41,267

INCOME TAX PROVISION	16,928	15,746

NET INCOME	$28,725	$25,521

Basic earnings per common share (Note 6)	$0.58	$0.53
Diluted earnings per common share (Note 6)	$0.57	$0.52
Dividends declared per common share	$0.305	$0.290
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,725	$25,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,548	22,324
Attachment O revenue accrual — including accrued interest	(12,088)	(18,222)
Deferred income tax expense	16,245	14,423
Allowance for equity funds used during construction	(2,766)	(3,096)
Other	2,333	3,855
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(2,314)	(2,790)
Inventory	(4,345)	2,110
Regulatory assets- Attachment O revenue accrual including accrued interest	5,712	—
Other current assets	(2,447)	(3,151)
Accounts payable	(941)	3,369
Accrued payroll	(4,588)	(3,512)
Accrued interest	(22,118)	(8,935)
Accrued taxes	(1,642)	(847)
Other current liabilities	(2,537)	425
Other non-current assets and liabilities, net	1,699	3,206

Net cash provided by operating activities	25,476	34,680

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(104,687)	(94,564)
ITC Midwest’s asset acquisition direct fees	—	(933)

Net cash used in investing activities	(104,687)	(95,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	557,895
Repayment of long-term debt	—	(765,000)
Borrowings under revolving credit agreements	142,771	164,500
Repayments of revolving credit agreements	(99,792)	(173,200)
Issuance of common stock	1,031	308,904
Dividends on common stock	(15,169)	(14,319)
Refundable deposits from generators for transmission network upgrades	21,516	3,583
Repayment of refundable deposits from generators for transmission network upgrades	(2,291)	—
Debt issuance costs	(142)	(4,123)
Other	—	(734)

Net cash provided by financing activities	47,924	77,506

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(31,287)	16,689

CASH AND CASH EQUIVALENTS — Beginning of period	58,110	2,616

CASH AND CASH EQUIVALENTS — End of period	$26,823	$19,305

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2008 included in ITC Holdings’ Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2009	2008
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$52,653	$37,729
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$38,893	$38,156
Allowance for equity funds used during construction	2,766	3,096

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2009 or 2008, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. Upon adoption, FSP EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per share computations to reflect the FSP EITF 03-6-1 provisions. FSP EITF 03-6-1 was effective for us for the first quarter 2009. On January 1, 2009, we adopted the provisions of FSP EITF 03-6-1. Refer to our earnings per share calculation in Note 6.
Statement of Financial Accounting Standards No. 141(R), Business Combinations
     Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141(R) will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and require expense recognition for these costs and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141(R) was effective for us for business combinations occurring beginning January 1, 2009 and for adjustments to an acquired entity’s deferred tax asset and liability balances occurring beginning January 1, 2009. The adoption of SFAS 141(R) did not have a material effect on our consolidated financial statements, however, it is expected to have a material impact on the accounting for future business combinations we may consummate.
Statement of Financial Accounting Standards No. 157, Fair Value Measurements
     Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS No. 157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements. However, we are required to provide additional disclosure as part of our consolidated financial statements. Effective January 1, 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities, such as goodwill and other intangible assets held by us and measured annually for impairment testing purposes.
     On October 10, 2008, the FASB issued Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of December 31, 2008 did not have a material impact on our consolidated financial statements. Refer to our fair value measurement disclosure in Note 8.
Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
     Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the first quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
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

3. INTANGIBLE ASSETS
     We have intangible assets with finite lives as a result of the METC acquisition in 2006. During the three months ended March 31, 2009 and 2008, we recognized $0.8 million of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets to be as follows:

(in thousands)
2009	$3,025
2010	3,025
2011	3,025
2012	3,025
2013	3,025
2014 and thereafter	37,232

Total	$52,357

4. REGULATORY MATTERS
ITC Great Plains
     On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate that would apply to ITC Great Plains’ transmission facilities in the Southwest Power Pool, Inc. (“SPP”) region, including Kansas. The application sought approval of a formula transmission rate for ITC Great Plains as an independent transmission company in SPP. The application also sought incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the KETA Project, which would run from Spearville to a point near Hays, Kansas and then northward to Axtell, Nebraska, and the Kansas V-Plan, which would run from Spearville southward to Comanche County and then on a northeastern track to Wichita. The total capital investment for these two projects is anticipated to be between approximately $500 million and $750 million depending on a variety of factors, including the technology utilized. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets.
     On March 16, 2009, the FERC issued an order approving ITC Great Plains’ request for transmission investment incentives. The approval of the application provides ITC Great Plains with the regulatory certainty needed to make significant transmission investments in the SPP region generally and Kansas in particular. Specifically, the FERC order authorized:
•	the establishment of regulatory assets for start-up and development costs of ITC Great Plains and pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.16 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	abandoned plant recovery, in the event either the KETA Project or the Kansas V-Plan must be abandoned for reasons outside of ITC Great Plains’ control; and

•	capital structure comprised of 60 percent equity and 40 percent debt.
     Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through March 31, 2009 that may be recoverable through regulatory assets or property, plant and equipment were approximately $7.7 million, which have been recorded to expenses in the periods in which they were incurred. As of March 31, 2009, we have not recognized any assets relating to these amounts. Based on ITC Great Plains’ application and the FERC order, certain milestones must be met in order for us to recover these start-up, development and pre-construction costs. In the period in which it becomes probable that future revenues will result from the authorization to recover these costs, we will recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period.

Green Power Express
     On February 9, 2009, Green Power Express filed an application with the FERC for approval of a forward-looking formula rate and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project. Over the past year we have worked to identify a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers, such as Chicago, southeastern Wisconsin, Minneapolis and other areas that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express project and, therefore, expects to invest in only a portion of the total project cost.
     On April 10, 2009, the FERC issued an order approving Green Power Express’ request for transmission investment incentives. Specifically, the FERC order authorized:
•	the establishment of a regulatory asset for start-up and development costs of Green Power Express and pre-construction costs for the project to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.38 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	abandoned plant recovery, in the event the project must be abandoned for reasons outside of Green Power Express’ control; and

•	use of a hypothetical capital structure comprised of 60 percent equity and 40 percent debt until any portion of the Green Power Express project is placed in service, at which date the actual capital structure, expected to be 60 percent equity and 40 percent debt, will apply.
     Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through March 31, 2009 that may be recoverable through regulatory assets were approximately $1.3 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the approval, we would record a reduction to operating expenses and recognize the regulatory assets.
Dismissal of Complaint of IP&L
     On November 18, 2008, IP&L filed a complaint with the FERC against ITC Midwest under Section 206 of the Federal Power Act. The complaint alleged that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appeared excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 would cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. Among other things, IP&L’s complaint sought investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate).
     On April 16, 2009, the FERC dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. The FERC order remains subject to rehearing until May 18, 2009 and ultimately to appeal within 30 days of any decision on rehearing.
Attachment O Revenue Accruals and Deferrals
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
     The changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Attachment O revenue accruals and deferrals were as follows during the three months ended March 31, 2009:

(in thousands)	ITCTransmission	METC	ITC Midwest	Total
Balance as of December 31, 2008	$17,815	$34,133	$51,768	$103,716
Refund (collection) of 2007 Attachment O revenue deferrals and accruals including interest	59	(5,712)	—	(5,653)
Attachment O accrual for the quarter ended March 31, 2009	8,426	642	2,428	11,496
Interest accrued for the quarter ended March 31, 2009	81	328	183	592

Balance as of March 31, 2009	$26,381	$29,391	$54,379	$110,151

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Attachment O revenue accruals and deferrals are recorded in our consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	Total
Current assets	$4,532	$19,904	$12,988	$37,424
Non-current assets	22,022	9,487	41,391	72,900
Other current liabilities	(173)	—	—	(173)

Balance as of March 31, 2009	$26,381	$29,391	$54,379	$110,151

5. LONG TERM DEBT
ITC Holdings Term Loan Agreement
     On April 29, 2009, ITC Holdings entered into a two year Term Loan Agreement (the “Term Loan Agreement”) with various financial institutions as lenders, JPMorgan Chase Bank N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner and PNC Bank, National Association, as Syndication Agent. The Term Loan Agreement establishes an unguaranteed, unsecured $100 million term facility, under which the entire $100 million was drawn at closing. Amounts outstanding under the Term Loan Agreement can be repaid without penalty in increments of $5 million in advance of the maturity date. The funds provided under the Term Loan Agreement will be used for general corporate purposes. The Term Loan Agreement contains covenants that: (a) place limitations on liens; mergers, consolidations, liquidations and sales of all or substantially all assets; dividends and other returns of capital to equity holders; and sale lease-back transactions and (b) require ITC Holdings to maintain a minimum debt to capitalization ratio of 75%. The Term Loan Agreement contains certain customary events of default for unsecured unguaranteed financings, including a default where a “change in ownership” of ITC Holdings occurs. The occurrence of a default would allow the lenders, upon the request of a majority in interest of the lenders, following any applicable grace periods, to accelerate all outstanding indebtedness.
     Loans made under the Term Loan Agreement bear interest at a rate equal to LIBOR plus an applicable margin of 3.50% or at a base rate, which is defined as the highest of the prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month period plus 1.0%, in each case plus an applicable margin of 2.50%. Also, in each case, the applicable margin is subject to adjustment from time to time based on credit rating.
Revolving Credit Agreements
     Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s commitment of $55.0 million represents 16.2% of our total consolidated revolving credit agreement capacity of $340.0 million and we had $5.3 million outstanding under the agreements at March 31, 2009 relating to Lehman’s participation. Lehman has not funded their share of borrowing notices since its bankruptcy filing and, given the favorable terms of our existing agreement compared to current market conditions, as well as the execution of the Term Loan Agreement, we do not expect to replace Lehman’s commitment on our existing credit facility.

     ITC Holdings Revolving Credit Agreement
     At March 31, 2009, ITC Holdings had $99.1 million outstanding under the ITC Holdings Revolving Credit Agreement (compared to a capacity of $107.8 million net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the agreement was 1.3% at March 31, 2009.
     ITCTransmission/METC Revolving Credit Agreement
     At March 31, 2009, ITCTransmission and METC had $20.2 million and $19.8 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement (compared to capacities of $88.3 million and $50.5 million, respectively, net of the unfulfilled Lehman commitment) and the weighted-average interest rates of borrowings outstanding under the agreement were 0.9% and 0.9%, respectively at March 31, 2009.
     ITC Midwest Revolving Credit Agreement
     At March 31, 2009, ITC Midwest had $33.2 million outstanding under the ITC Midwest Revolving Credit Agreement (compared to a capacity of $43.7 million net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the facility was 0.9% at March 31, 2009.
6. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2009	2008
Numerator:
Net income	$28,725	$25,521
Less: dividends declared — common shares, restricted shares and deferred stock units	(15,172)	(14,324)

Undistributed earnings	13,553	11,197
Percentage allocated to common shares (a)	98.8%	99.0%

Undistributed earnings — common shares	13,390	11,085
Add: dividends declared — common shares	14,988	14,190

Numerator for basic and diluted earnings per common share	$28,378	$25,275

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,127,337	47,296,423
Incremental shares for stock options and employee stock purchase plan	892,487	1,083,910

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,019,824	48,380,333

Per common share net income:
Basic	$0.58	$0.53
Diluted	$0.57	$0.52

(a) Weighted-average common shares outstanding	49,127,337	47,296,423
Weighted-average restricted shares and deferred stock units (participating securities)	604,898	458,274

Total	49,732,235	47,754,697

Percentage allocated to common shares	98.8%	99.0%
     As described in Note 2, we adopted FSP EITF 03-6-1 on January 1, 2009. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share under the provisions of FSP EITF 03-6-1. The calculation of earnings per share for common shares shown above excludes the income attributed to our restricted stock and deferred stock units from the numerator and excludes that dilutive impact of those units from the denominator. The provisions of FSP EITF 03-6-1 also require us to retroactively adjust all prior period earnings per share computations so that our restricted stock and deferred stock units are considered participating securities requiring the two-class method of computing earnings per share.
     The retroactive application of the provisions of FSP EITF 03-6-1 resulted in a decrease to both basic and diluted earnings per share amounts of $0.01 per share as compared to the earnings per share calculation used and disclosed for the three months ended March 31, 2008 in our Form 10-Q of the three months ended March 31, 2008 and our Form 10-K for the year ended December 31, 2008.
     At March 31, 2009 and 2008, we had 2,510,252 and 2,451,969 million of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2009, 522,417 anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three months ended March 31, 2008 there were no stock options excluded from diluted earnings per share calculation as all of the stock options were dilutive.
7. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We expect to contribute $3.2 million to the defined benefit retirement plan in 2009.
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $5.4 million to these supplemental nonqualified, noncontributory, retirement benefit plans in 2009. The investments in trust for the supplemental nonqualified retirement plans of $4.3 million and $4.6 million at March 31, 2009 and December 31, 2008, respectively, are included in other assets on our condensed consolidated statement of financial position. We account for the assets contributed under the supplemental nonqualified retirement plan and held in a trust as trading securities under SFAS 115. Accordingly, realized and unrealized gains or losses on the investments are recorded as investment income or loss. We recognized other expenses losses of $0.3 million and $0.4 million during the three month ended March 31, 2009 and 2008, respectively, associated with realized and unrealized losses on the investments held in trust associated with our supplemental nonqualified retirement plans.
     Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2009	2008
Service cost	$494	$483
Interest cost	291	284
Expected return on plan assets	(260)	(256)
Amortization of prior service cost	(229)	(220)
Amortization of unrecognized loss	450	434

Net pension cost	$746	$725

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute $1.3 million to the postretirement benefit plan in 2009.

     Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2009	2008
Service cost	$408	$413
Interest cost	168	170
Expected return on plan assets	(54)	(55)
Amortization of prior service cost	145	147

Net postretirement cost	$667	$675

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.8 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.
8. FAIR VALUE MEASUREMENTS
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
     Our assets measured at fair value subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$25,872	$—	$—
Other non current assets — trading securities	4,644	—	—

Total	$30,516	$—	$—

     As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Our investments consist primarily of mutual funds, debt and equity securities that are publicly traded and for which market prices are readily available and money market funds recorded at cost plus accrued interest to approximate fair value. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.
     As of March 31, 2009, we also held non-financial assets and liabilities that are required to be measured at fair value on a non-recurring basis. These consist of goodwill, intangible assets and asset retirement obligations. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the three months ended March 31, 2009. For additional information on our goodwill, intangible assets and asset retirement obligations please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2008 included in our Form 10-K for such period.
9. CONTINGENCIES
Litigation
     We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period in which they are resolved.
Michigan Sales and Use Tax Audit
     The Michigan Department of Treasury (the “Department”) is currently conducting a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008. The auditor has raised an issue regarding whether ITCTransmission qualifies for the industrial processing exemption from sales and use tax it has taken beginning January 1, 2007. The industrial processing exemption at issue generally provides an exemption from sales and use tax for an industrial processor or a person performing industrial processing activities for or on behalf of an industrial processor for purchases made by such a business of tangible personal property if the property is used or consumed in the conduct of industrial processing activities.
     Based on an analysis of the industrial processing statutes and ITCTransmission’s business activities, ITCTransmission claims the industrial processing exemption for purchases of tangible personal property that it uses in its electric transmission activities. The purchases for which ITCTransmission claimed exemption include all purchases of tangible property used in its integrated transmission process, including purchases of property to perform inspection, quality control and testing activities, and to perform planning, scheduling, supervision, or control of transmission and transformation of the high voltage electricity that ITCTransmission receives from Detroit Edison.
     ITCTransmission has received no formal communication indicating that its industrial processing exemption will be denied. However, based on preliminary and informal communications with the Department, it appears likely that the Department will deny the exemption claims and assess additional sales and use tax against ITCTransmission. If an assessment is issued, ITCTransmission will have administrative appeal rights and, if an administrative appeal is unsuccessful, will have a right to litigate any assessment, assuming certain jurisdictional requirements are satisfied, in either the Michigan Tax Tribunal or the Michigan Court of Claims.
     ITCTransmission believes that its utilization of the industrial processing exemption under the Michigan industrial processing exemption statutes is appropriate and intends to vigorously defend itself against any potential denial of such exemption. However, if the Department makes an assessment of sales and use tax based on a denial of ITCTransmission’s industrial processing exemption and an appeal is required, ITCTransmission believes it is reasonably possible that the assessment of additional sales and use tax could be sustained after all administrative appeals and litigation have been exhausted.
     The amount of sales and use tax liability associated with the exemptions taken by ITCTransmission is estimated to be approximately $6.0 million. In the event it becomes appropriate to record additional sales and use tax expense relating to this matter, ITCTransmission would record the additional sales and use tax expense primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases. These higher sales and use tax expenses would be passed on to ITCTransmission’s customers through higher net revenue requirements and resulting rates. Any penalties and interest relating to this matter would potentially not be passed on through rates. METC has also taken the industrial processing exemption, estimated to be approximately $7.0 million for periods still subject to audit subsequent to 2005.

10. SEGMENT INFORMATION
     We identify reportable segments based on the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. There have been no changes in the basis of segmentation or the way segment profit or loss were measured during the three months ended March 31, 2009. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2009	2008
Regulated Operating Subsidiaries	$155,955	$141,914
ITC Holdings and other	69	69
Intercompany eliminations	(83)	(69)

Total Operating Revenues	$155,941	$141,914

	Three months ended
INCOME BEFORE INCOME TAXES	March 31,
(in thousands)	2009	2008
Regulated Operating Subsidiaries	$69,355	$64,339
ITC Holdings and other	(23,702)	(23,072)

Total Income Before Income Taxes	$45,653	$41,267

	Three months ended
NET INCOME:	March 31,
(in thousands)	2009	2008
Regulated Operating Subsidiaries (a)	$47,614	$45,258
ITC Holdings and other	28,725	25,521
Intercompany eliminations	(47,614)	(45,258)

Total Net Income	$28,725	$25,521

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2009	2008
Regulated Operating Subsidiaries	$3,720,936	$3,667,660
ITC Holdings and other	2,375,166	2,354,510
Reconciliations (b)	—	(3,154)
Intercompany eliminations	(2,329,526)	(2,304,451)

Total Assets	$3,766,576	$3,714,565

(a)	Income tax provision (benefit) and net income for our Regulated Operating Subsidiaries do not include any allocation of federal taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. Since METC together with MTH files as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2008 (as revised in Part II, Item 1A of this Form 10-Q) and the following:
•	Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s asset acquisition) that could have an adverse effect on our business, financial condition, results of operations and cash flows.

•	Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to pursue strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

•	The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

•	Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.

•	If the network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

•	Each of our Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

•	METC does not own the majority of the land on which its transmission assets are located. Additionally, a significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission’s and ITC Midwest’s other property consists of easements. As a result, our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

•	If ITC Midwest’s operating agreement with IP&L is terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L.

•	Hazards associated with high-voltage electricity transmission may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties.

•	Our Regulated Operating Subsidiaries are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.

•	Our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows.

•	Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	ITC Holdings’ common stock offering in October 2006 caused us to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which will limit the amount of our federal income tax NOLs that we may use to reduce our tax liability in a given period.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

•	Other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
     As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.”

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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2009 or may affect future results include:
•	Our capital investment of $85.2 million at our Regulated Operating Subsidiaries ($20.4 million, $31.0 million and $33.8 million at ITCTransmission, METC and ITC Midwest, respectively) for the three months ended March 31, 2009, resulting primarily from our focus on improving system reliability;

•	our activities at the FERC relating to ITC Great Plains and Green Power Express; and

•	lower peak loads and the resulting effect on cash flows partially as a result of the economic conditions in Michigan.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
   ITC Great Plains
     Formula Rate and Incentives
     On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate that would apply to ITC Great Plains’ transmission facilities in the SPP region, including Kansas. The application sought approval of a formula transmission rate for ITC Great Plains as an independent transmission company in SPP. The application also sought incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the KETA Project, which would run from Spearville to a point near Hays, Kansas and then northward to Axtell, Nebraska, and the Kansas V-Plan, which would run from Spearville southward to Comanche County and then on a northeastern track to Wichita. The total capital investment for these two projects is anticipated to be between approximately $500 million and $750 million depending on a variety of factors, including the technology utilized. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets.
     On March 16, 2009, the FERC issued an order approving ITC Great Plains’ request for transmission investment incentives. The approval of the application provides ITC Great Plains with the regulatory certainty needed to make significant transmission investments in the SPP region generally and Kansas in particular. Specifically, the FERC order authorized:
•	the establishment of regulatory assets for start-up and development costs of ITC Great Plains and pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.16 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	abandoned plant recovery, in the event either the KETA Project or the Kansas V-Plan must be abandoned for reasons outside of ITC Great Plains’ control; and

•	capital structure comprised of 60 percent equity and 40 percent debt.

     Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through March 31, 2009 that may be recoverable through regulatory assets or property, plant and equipment were approximately $7.7 million, which have been recorded to expenses in the periods in which they were incurred. As of March 31, 2009, we have not recognized any assets relating to these amounts. Based on ITC Great Plains’ application and the FERC order, certain milestones must be met in order for us to recover these start-up, development and pre-construction costs. In the period in which it becomes probable that future revenues will result from the authorization to recover these costs, we will recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period.
     Hugo to Valliant Transmission Line
     On April 7, 2009, Western Farmers Electric Cooperative, an Oklahoma rural electric cooperative corporation, agreed to designate ITC Great Plains as the exclusive party responsible and authorized to construct, own and operate the Hugo-Valliant transmission line and the Hugo 345kV Substation, both located in Oklahoma. The transmission line will be 19 miles of 345kV and the substation will include a new 138/345kV autotransformer. The two projects have an estimated cost of approximately $30 million and an SPP required in-service date of April 1, 2012. On April 28, 2009, SPP approved the Novation Agreement required by the SPP for the designation to ITC Great Plains by Western Farmers Electric Cooperative. FERC acceptance of the Novation Agreement is required. The Novation Agreement provides that SPP will file the Novation Agreement with the FERC by May 1, 2009. If approved by FERC, ITC Great Plains expects to commence construction of the project, including acquisition of right of way, following such approval.
   Green Power Express
     On February 9, 2009, Green Power Express filed an application with the FERC for approval of a forward-looking formula rate and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project. Over the past year we have worked to identify a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers, such as Chicago, southeastern Wisconsin, Minneapolis and other areas that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express project and, therefore, expects to invest in only a portion of the total project cost.
     On April 10, 2009, the FERC issued an order approving Green Power Express’ request for transmission investment incentives. Specifically, the FERC order authorized:
•	the establishment of a regulatory asset for start-up and development costs of Green Power Express and pre-construction costs for the project to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.38 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	abandoned plant recovery, in the event the project must be abandoned for reasons outside of Green Power Express’ control; and

•	use of a hypothetical capital structure comprised of 60 percent equity and 40 percent debt until any portion of the Green Power Express project is placed in service, at which date the actual capital structure, expected to be 60 percent equity and 40 percent debt, will apply.
     Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through March 31, 2009 that may be recoverable through regulatory assets were approximately $1.3 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the approval, we would recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period.
   Dismissal of Complaint of IP&L
     On November 18, 2008, IP&L filed a complaint with the FERC against ITC Midwest under Section 206 of the Federal Power Act. The complaint alleged that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appeared excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 would cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. Among other things, IP&L’s complaint sought investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate).
     On April 16, 2009, the FERC dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. The FERC order remains subject to rehearing until May 18, 2009 and ultimately to appeal within 30 days of any decision on rehearing.
   Capitalization of Expenses
     During the first quarter of 2009, we reviewed the processes and assumptions used to record our estimates for certain expenses to be capitalized, including compensation and benefits and general business expenses, given our continued focus on making capital investments at our Regulated Operating Subsidiaries and the continuing costs to support these activities. As part of this review, we examined the activities performed by employees to determine which activities were directly and incrementally related to the construction programs at our Regulated Operating Subsidiaries. The activities that were determined to be capitalizable were communicated to employees and a survey process was used to determine the amount of capitalizable costs. We capitalized $4.4 million, or 18% of general and administrative expenses of $24.3 million (before capitalization) during the quarter ended March 31, 2009, compared to $1.6 million, or 8% of general and administrative expenses of $19.6 million (before capitalization) during the quarter ended March 31, 2008. We expect that the amounts capitalized for the remainder of 2009 will continue to exceed the amounts capitalized during 2008. However, as a result of the Attachment O revenue accrual discussed in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O” and the inclusion of general and administrative expenses in the net revenue requirements of our Regulated Operating Subsidiaries, this is not expected to result in a significant change in net income in 2009 compared to 2008.
Trends and Seasonality
   Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investments in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. The Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as ReliabilityFirst Corporation (for ITCTransmission and METC) and Midwest Reliability Organization (for ITC Midwest), which are regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems will likely be needed to maintain compliance and improve reliability.
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

	Capital Investment (b)
	Ten-Year Capital	Actual From	Forecast for the
(in millions)	Investment Program	January 1, 2008 through	year ending	Actual for the three months
Regulated Operating Subsidiary	2008-2017(a)	March 31, 2009	December 31, 2009	ended March 31, 2009
ITCTransmission	$700	$142.2	$70 - $85	$20.4
METC	$1,150	$152.1	$110 - $130	$31.0
ITC Midwest	$1,050	$190.3	$90 - $110	$33.8

Total	$2,900	$484.6	$270 - $325	$85.2

(a)	The expected amounts for our ten-year program do not include $150 million for ITCTransmission and METC combined and $250 million at ITC Midwest for estimated transmission network upgrades for generator interconnections due to a high degree of uncertainty on whether these projects will ultimately be built and because they could replace other transmission projects currently being planned. This estimate for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff for the project to qualify as a refundable network upgrade, among other factors. In addition, these amounts do not include any possible capital investment associated with the projects discussed under “—Recent Developments — ITC Great Plains” and “—Recent Developments — Green Power Express.”

(b)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.
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
   Monthly Peak Loads, Attachment O Revenue Accrual and Expense Mitigation Efforts
     Under forward-looking Attachment O, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period, which are based on actual monthly peak loads. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference. Although this results in no net income impact, operating cash flows are negatively affected.
     One of the primary factors that impacts the Attachment O revenue accrual/deferral is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. The monthly peak load of our Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher. ITCTransmission’s and METC’s monthly peak loads for the three months ended March 31, 2009 were down 7.4% and 3.9%, respectively, compared to the corresponding totals for 2008. In addition, during the first quarter 2009, ITCTransmission and METC monthly peak loads were also lower than what had been forecasted in developing the transmission network rates applicable for 2009 due to the unfavorable economic conditions in Michigan. A challenging economic environment in Michigan that results in lower network loads than what had been forecasted in developing the transmission network rates applicable for 2009 would continue to negatively impact our operating cash flows from network revenues in 2009 and result in an Attachment O revenue accrual for 2009, all other factors being equal. Transmission network rates in 2011 at each of our Regulated Operating Subsidiaries would include any Attachment O revenue accrual for any under-recovered amounts relating to 2009, including interest.

     To offset the impact of lower network load on cash flows and any potential Attachment O revenue accrual relating to 2009, we are engaged in efforts to mitigate operations and maintenance expenses and general and administrative expenses at our Regulated Operating Subsidiaries. These expense mitigation efforts have been designed to ensure that we continue to meet our high standards for the reliability and safety of our systems and operations. By seeking to minimize the Attachment O revenue accrual in 2009 that could result from lower than forecasted load, we expect to collect cash in a manner that corresponds with the revenues that we are recording and minimize any deferral of such collection to later periods. This will also benefit our customers by reducing the risk of network rate impact in 2011 associated with historical activities.
Monthly Peak Load (in MW) (a)

	2009			2008			2007
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest (b)
January	7,258	6,019	2,996	7,890	6,215	2,974	7,876	6,051
February	7,104	5,892	2,830	7,715	6,159	2,890	8,170	6,227
March	7,070	5,548	2,723	7,532	5,797	2,733	7,739	6,006
April				6,926	5,223	2,455	7,141	5,473
May				7,051	5,328	2,431	9,927	6,981
June				10,624	7,241	2,888	11,761	8,511
July				11,016	8,042	3,376	11,706	8,672
August				10,890	7,816	3,259	12,087	8,955
September				10,311	7,622	3,191	11,033	7,908
October				6,893	5,514	2,786	10,365	7,524
November				7,205	5,823	2,944	7,812	6,200
December				7,636	6,280	3,003	8,022	6,215	2,706

Total				101,689	77,060	34,930	113,639	84,723	2,706

(a)	Each of our Regulated Operating Subsidiaries is part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our Regulated Operating Subsidiaries makes up the significant portion of network load within their respective joint rate zone.

(b)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2009	2008	(decrease)	(decrease)
OPERATING REVENUES	$155,941	$141,914	$14,027	9.9%

OPERATING EXPENSES
Operation and maintenance	23,741	21,455	2,286	10.7%
General and administrative	19,893	17,982	1,911	10.6%
Depreciation and amortization	26,548	22,324	4,224	18.9%
Taxes other than income taxes	11,098	10,885	213	2.0%

Total operating expenses	81,280	72,646	8,634	11.9%

OPERATING INCOME	74,661	69,268	5,393	7.8%

OTHER EXPENSES (INCOME)
Interest expense	31,593	30,770	823	2.7%
Allowance for equity funds used during construction	(2,766)	(3,096)	330	(10.7)%
Other income	(683)	(514)	(169)	32.9%
Other expense	864	841	23	2.7%

Total other expenses (income)	29,008	28,001	1,007	3.6%

INCOME BEFORE INCOME TAXES	45,653	41,267	4,386	10.6%

INCOME TAX PROVISION	16,928	15,746	1,182	7.5%

NET INCOME	$28,725	$25,521	$3,204	12.6%

Operating Revenues
     Three months ended March 31, 2009 compared to three months ended March 31, 2008
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)

Network revenues	$138,337	88.7%	$128,049	90.2%	$10,288	8.0%
Point-to-point	4,648	3.0%	5,373	3.8%	(725)	(13.5)%
Scheduling, control and dispatch	3,313	2.1%	4,070	2.9%	(757)	(18.6)%
Regional cost sharing revenues	9,472	6.1%	3,672	2.6%	5,800	158.0%
Other	171	0.1%	750	0.5%	(579)	(77.2)%

Total	$155,941	100.0%	$141,914	100.0%	$14,027	9.9%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2009 as compared to the same period in 2008. Higher net revenue requirements were due primarily to higher rate base primarily associated with higher balances of property, plant and equipment in-service, among other factors.
     Point-to-point revenues decreased due primarily to fewer point to point reservations.
     Scheduling, control and dispatch revenues decreased due primarily to lower network peak load at ITCTransmission and METC.
     Regional cost sharing revenues increased due primarily to capital projects placed in-service in 2007, 2008 or are expected to be in-service in 2009 that have been identified by MISO as eligible for regional cost sharing.
     Other revenues decreased due primarily to the elimination of our ancillary service revenues as a result of the establishment of the MISO ancillary service market which began in January 2009.
     Attachment O revenue accrual summary for the quarter ended March 31, 2009

					Total Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Accrual
	(in thousands)
1	Estimated net revenue requirement (network revenues) (a)	$61,753	$38,673	$37,911
2	Network revenues billed (b)	53,327	38,031	35,483

3	Attachment O revenue accrual (line 1 — line 2)	$8,426	$642	$2,428	$11,496

(a)	The calculation of net revenue requirement is described in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Net Revenue Requirement Calculation.” The amount is estimated until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries and the calculations are filed with and reviewed by MISO each year.

(b)	Network revenues billed at our Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.520 per kW/month, $2.522 per kW/month and $4.162 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with ITCTransmission’s and METC’s 2007 Attachment O true-up. ITCTransmission’s and METC’s effective transmission rates include their 2007 Attachment O true-up adjustment and associated accrued interest. Amounts billed through METC’s effective transmission rate reduced METC’s Attachment O regulatory asset associated with the 2007 true-up and its accrued interest by $5.7 million during the three months ended March 31, 2009. Additionally, amounts billed through ITCTransmission’s effective transmission rate reduced ITCTransmission’s Attachment O regulatory liability associated with the 2007 true-up and accrued interest by $0.1 million during the three months ended March 31, 2009.

Operating Expenses
Operation and maintenance expenses
       Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Operation and maintenance expenses increased primarily due to higher transmission equipment inspections of $1.1 million, vehicle expenses of $0.9 million and vegetation management of $0.9 million.
General and administrative expenses
       Three months ended March 31, 2009 compared to three months ended March 31, 2008
     General and administrative expenses increased by $2.1 million due to higher professional advisory and consulting services, $0.9 million due to higher compensation expenses primarily resulting from personnel additions and $0.8 million due to higher business expenses primarily for information technology support. General and administrative expenses also increased by $2.1 million for salaries, benefits and general business expenses associated with increased development activities at ITC Great Plains and Green Power Express, which are not included in the increases explained above. Offsetting these increases are lower expenses of $2.8 million as a result of the capitalization process as discussed above under “—Recent Developments —Capitalization of Expenses” and lower bonus-related expenses of $1.6 million that resulted from the recognition of an executive deferred stock unit grant and the ITC Midwest integration bonus during the three months ended March 31, 2008.
Depreciation and amortization expenses
       Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Depreciation and amortization expenses at our Regulated Operating Subsidiaries increased by $4.2 million ($1.1 million, $2.4 million and $0.7 million at ITCTransmission, METC and ITC Midwest, respectively) due primarily to a higher depreciable asset base resulting from property, plant and equipment additions.
Taxes other than income taxes
       Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2008 capital additions, which are included in the assessments for 2009 personal property taxes.
Other Expenses (Income)
       Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Interest expense increased due primarily to additional interest expense associated with the April 2008 issuance of ITCTransmission’s $100.0 million First Mortgage Bonds, Series D and the December 2008 issuances of METC’s $50.0 million Senior Secured Notes and ITC Midwest’s $40.0 million and $35.0 million First Mortgage Bonds, Series B and Series C, respectively.
Income Tax Provision
     Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Our effective tax rates for the three months ended March 31, 2009 and 2008 are 37.1% and 38.2%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $1.8 million and $2.0 million (net of federal deductibility) recorded during the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively, offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC Equity”). The state income tax provision primarily results from the Michigan Business tax. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents, amounts available under our revolving credit agreements, proceeds from the ITC Holdings Term Loan Agreement (discussed in Note 5 to the condensed consolidated financial statements) and proceeds from issuance of stock under our Sales Agency Financing Agreement (the “SAFE Agreement”) entered into in June 2008. The SAFE Agreement allows us to issue and sell up to $150 million of our common shares in the market from time to time through June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. In addition, we may secure additional funding in the financial markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “—Trends and Seasonality.”

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase during 2009 compared to 2008 as a result of additional debt incurred in 2008 and 2009 to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 7 to the condensed consolidated financial statements. The impact of the growth in the number of participants in our retirement benefit plans, the recent financial market conditions that have caused a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

•	Fund business development expenses and related capital expenditures. We are pursuing development activities described above under “— Recent Developments — ITC Great Plains” and “— Recent Developments — Green Power Express” that will continue to result in the incurrence of development expenses and could result in significant future capital expenditures.
     In addition to the expected capital requirements above, an adverse determination relating to the sales and use tax exemption as described in Note 9 to the condensed consolidated financial statements would result in additional capital requirements.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of March 31, 2009, we had consolidated indebtedness under our revolving credit agreements of $172.2 million, with unused capacity under the agreements of $167.8 million, or $118.1 million of unused capacity if reduced by the undrawn portion of Lehman’s commitment of $49.7 million described below. In addition, as of March 31, 2009, we had $26.8 million of cash and cash equivalents on hand, which exceeds the amounts that we would typically maintain for operating purposes, in the event conditions in the credit market worsen.
     We do not expect the recent events in the capital markets to have a significant impact on our short-term liquidity, due to the diverse bank group within our revolving credit agreement syndication. However, Lehman, a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s commitment of $55.0 million represented 16.2% of our total revolving credit agreement capacity of $340.0 million and we had $5.3 million outstanding under the agreements at March 31, 2009 relating to Lehman’s participation. We do not expect that we will replace Lehman’s commitment on our existing credit facility given the favorable terms of our existing agreement compared to current market conditions. However, we believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements. Additionally, we believe we will be able to access the financial markets for other short-term capital requirements through term loan agreements, such as the ITC Holdings Term Loan Agreement issued in April 2009 as discussed in Note 5 to the financial statements.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.

Cash Flows From Operating Activities
     Net cash provided by operating activities was $25.5 million and $34.7 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities was due primarily to additional interest payments of $14.9 million (net of interest capitalized) resulting from the interest payments made during the three months ended March 31, 2009 associated with long-term debt issued in January 2008 for the permanent financing of ITC Midwest’s asset acquisition, partially offset by the interest payment made during the three months ended March 31, 2008 associated with the ITC Holdings Bridge Facility, which had been used to initially fund ITC Midwest’s asset acquisition.
Cash Flows From Investing Activities
     Net cash used in investing activities was $104.7 million and $95.5 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash used in investing activities was due primarily to higher payments during the three months ended March 31, 2009 for amounts accrued associated with property, plant and equipment at December 31, 2008 as compared to payments during the same period in 2008 for amounts that had been accrued at December 31, 2007. This increase was partially offset by lower capital investments during the three months ended March 31, 2009 compared to the same period in 2008.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $47.9 million and $77.5 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash provided by financing activities was due primarily to $101.2 million of additional proceeds associated with the permanent financing associated with ITC Midwest’s asset purchase in excess of the amounts redeemed in full under the $765.0 million ITC Holdings Bridge Facility in 2008. These decreases were partially offset by a net increase of $51.7 million in borrowings under our revolving credit facilities and $15.6 million of additional net proceeds associated with refundable deposits for transmission network upgrades received during the three months ended March 31, 2009 as compared to the same period in 2008.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2008. There have been no material changes to that information during the three months ended March 31, 2009, other than amounts borrowed under our revolving credit agreements.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2008 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,027.6 million at March 31, 2009. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,119.1 million at March 31, 2009. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at March 31, 2009. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at March 31, 2009 would decrease the fair value of debt by $93.1 million, and a decrease in interest rates of 10% at March 31, 2009 would increase the fair value of debt by $102.3 million at that date.
Revolving Credit Agreements
     At March 31, 2009, we had a consolidated total of $172.2 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2009 would increase or decrease the total interest expense by $0.2 million, respectively, for an annual period on a constant borrowing level of $172.2 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2008, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2009.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 18, 2008, IP&L filed a complaint against ITC Midwest with the FERC under Section 206 of the Federal Power Act. The complaint alleged that: (1) the operations and maintenance expenses and administrative and general expenses projected in the

2009 ITC Midwest rate appeared excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 would cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. Among other things, IP&L’s complaint sought investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate). On April 16, 2009, the FERC dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. The FERC order remains subject to rehearing until May 18, 2009 and ultimately to appeal within 30 days of any decision on rehearing.
     In September 2007, the Iowa Utility Board (“IUB”) issued an order declining to disapprove ITC Midwest’s asset acquisition and terminating the review docket, and ITC Midwest’s asset acquisition was accordingly deemed to be approved by operation of law upon the subsequent expiration in September 2007 of the prescribed statutory period. On October 19, 2007, the Iowa Office of Consumer Advocate filed in the Iowa District Court for Polk County a petition for judicial review asking the court to reverse, vacate, and remand to the IUB the IUB’s decision declining to disapprove ITC Midwest’s asset acquisition. A final hearing on the IOCA’s petition for judicial review occurred on August 8, 2008. On September 25, 2008, the IOCA filed an application with the District Court for leave to present additional evidence. On October 3, 2008, the District Court issued a ruling that affirmed the IUB’s decision in all respects and rejected the IOCA’s claimed relief, and on December 11, 2008 the District Court denied the IOCA’s application for leave to present additional evidence and reaffirmed its prior ruling affirming the IUB’s decision and rejecting the IOCA’s claimed relief. On February 13, 2009, the IOCA filed a notice of appeal with the Iowa Supreme Court. However, the IOCA withdrew its notice of appeal on March 13, 2009, thereby ending the appeal process and closing the matter.
ITEM 1A. RISK FACTORS
     The IOCA has withdrawn its appeal of the approval of ITC Midwest’s asset acquisition, ending the appeal process and concluding the matter. As a result, the risk factor in Item 1A of our Form 10-K for the year ended December 31, 2008 entitled “Approval of ITC Midwest’s asset acquisition by state regulatory authorities in Iowa may be subject to further challenge. If such proceedings are decided in a manner that is unfavorable to us, all or part of the orders approving ITC Midwest’s asset acquisition in Iowa could be reversed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.” is no longer material and should be disregarded. Two other risk factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2008 have been updated in the manner set forth below to reflect recent factual developments. Other than the foregoing, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.
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
     On November 18, 2008, IP&L filed a complaint against ITC Midwest with the FERC under Section 206 of the Federal Power Act. The complaint alleged that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appeared excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 would cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. Among other things, IP&L’s complaint sought investigative action by the FERC relating to

ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate).
     On April 16, 2009, the FERC dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. The FERC order remains subject to rehearing until May 18, 2009 and ultimately to appeal within 30 days of any decision on rehearing.
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
     We are highly leveraged. As of December 31, 2008, we had approximately $2.2 billion of consolidated indebtedness, consisting of various outstanding debt securities and borrowings under various credit facilities. In addition, we had a total of $340.0 million in revolving credit agreement commitments at December 31, 2008. This capital structure can have several important consequences, including, but not limited to, the following:
•	If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our Regulated Operating Subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, our senior or subordinated creditors and the senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•	Our revolving credit facilities mature in March 2012 for ITC Holdings, ITCTransmission and METC and in January 2013 for ITC Midwest. Our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.

•	Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Given the favorable terms of our existing agreement compared to current market conditions, we do not expect to find a replacement bank and as a result, our capacity to borrow under our currently outstanding revolving credit facilities continues to be reduced by the undrawn portion of Lehman’s commitment of $49.7 million.

•	Current market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and other expenses or investments planned by us and could adversely affect our business, financial condition, cash flows and results of operations.
     We may incur substantial indebtedness in the future. The incurrence of additional indebtedness would increase the leverage-related risks described here.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2009:

			Total Number of	Maximum Number or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price	Announced Plan or	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Program(2)	the Plans or Programs(2)
January 2009	146	$46.65	—	—
February 2009	41	$36.93	—	—
March 2009	85	$35.85	—	—

Total	272	$41.81	—	—

(1)	Represents shares of common stock delivered to us by employees as payment of tax withholding amounts due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.
ITEM 5. OTHER INFORMATION
     On April 29, 2009, ITC Holdings entered into a $100.0 million Term Loan Agreement, the material terms of which are disclosed in Note 5 of the Condensed Consolidated Financial Statements.

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
Dated: April 30, 2009

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)