Form 10-Q
period 2009-06-30
ITC Holdings Corp.
filed 2009-07-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 24, 2009 was 49,953,155.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2009

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, and ITC Midwest together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$61,382	$58,110
Accounts receivable	81,848	57,638
Inventory	29,057	25,077
Deferred income taxes	9,727	—
Regulatory assets— Attachment O revenue accrual (including accrued interest of $2,133 and $1,637, respectively)	52,575	22,301
Other	5,572	4,147

Total current assets	240,161	167,273
Property, plant and equipment (net of accumulated depreciation and amortization of $963,013 and $925,890, respectively)	2,464,097	2,304,386
Other assets
Goodwill	951,319	951,319
Intangible assets (net of accumulated amortization of $7,562 and $6,050, respectively)	50,845	52,357
Regulatory assets— Attachment O revenue accrual (including accrued interest of $1,042 and $1,512, respectively)	57,129	81,643
Regulatory assets— Acquisition adjustments (net of accumulated amortization of $25,087 and $22,393, respectively)	77,971	80,665
Other regulatory assets	41,093	39,848
Deferred financing fees (net of accumulated amortization of $8,038 and $8,048, respectively)	21,915	21,410
Other	26,393	15,664

Total other assets	1,226,665	1,242,906

TOTAL ASSETS	$3,930,923	$3,714,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,441	$79,403
Accrued payroll	8,077	10,331
Accrued interest	37,693	37,779
Accrued taxes	25,347	18,104
Deferred income taxes	—	6,476
Refundable deposits from generators for transmission network upgrades	24,004	8,701
Other	2,037	5,384

Total current liabilities	158,599	166,178
Accrued pension and postretirement liabilities	27,262	24,295
Deferred income taxes	199,364	144,889
Regulatory liabilities	200,636	196,656
Other	19,778	5,231
Long-term debt	2,360,820	2,248,253
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,953,791 and 49,654,518 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	854,875	848,624
Retained earnings	110,385	81,268
Accumulated other comprehensive loss	(796)	(829)

Total stockholders’ equity	964,464	929,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,930,923	$3,714,565

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008
OPERATING REVENUES	$157,238	$160,616	$313,179	$302,530
OPERATING EXPENSES
Operation and maintenance	21,919	32,902	45,660	54,357
General and administrative	20,253	21,361	40,146	39,343
Depreciation and amortization	26,187	23,446	52,735	45,770
Taxes other than income taxes	10,612	10,313	21,710	21,198
Other operating income and expense — net	—	(1,445)	—	(1,445)

Total operating expenses	78,971	86,577	160,251	159,223

OPERATING INCOME	78,267	74,039	152,928	143,307
OTHER EXPENSES (INCOME)
Interest expense	32,661	29,946	64,254	60,716
Allowance for equity funds used during construction	(3,232)	(2,284)	(5,998)	(5,380)
Other income	(1,065)	(552)	(1,391)	(1,062)
Other expense	463	597	970	1,434

Total other expenses (income)	28,827	27,707	57,835	55,708

INCOME BEFORE INCOME TAXES	49,440	46,332	95,093	87,599
INCOME TAX PROVISION	18,647	17,671	35,575	33,417

NET INCOME	$30,793	$28,661	$59,518	$54,182

Basic earnings per common share (Note 7)	$0.62	$0.58	$1.19	$1.11
Diluted earnings per common share (Note 7)	$0.61	$0.57	$1.17	$1.09
Dividends declared per common share	$0.305	$0.290	$0.610	$0.580
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,518	$54,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,735	45,770
Attachment O revenue accrual and deferral — including accrued interest	(16,240)	(51,946)
Deferred income tax expense	34,902	32,564
Allowance for equity funds used during construction	(5,998)	(5,380)
Other	4,955	4,860
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(22,510)	(13,623)
Inventory	(6,822)	1,783
Regulatory assets— Attachment O revenue accrual including accrued interest	11,423	—
Other current assets	(1,425)	(2,358)
Accounts payable	(10,094)	15,969
Accrued payroll	(1,990)	(1,348)
Accrued interest	(86)	14,882
Accrued taxes	7,239	7,582
Other current liabilities	(3,353)	(154)
Other non-current assets and liabilities, net	6,162	(1,639)

Net cash provided by operating activities	108,416	101,144
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(213,927)	(193,793)
Other	(289)	464

Net cash used in investing activities	(214,216)	(193,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	657,782
Repayment of long-term debt	—	(765,000)
Borrowings under revolving credit agreements	276,218	282,500
Repayments of revolving credit agreements	(263,817)	(353,200)
Issuance of common stock	1,632	309,427
Common stock issuance costs	—	(755)
Dividends on common stock	(30,394)	(28,662)
Refundable deposits from generators for transmission network upgrades	29,633	6,286
Repayment of refundable deposits from generators for transmission network upgrades	(2,291)	—
Debt issuance costs	(1,909)	(5,409)

Net cash provided by financing activities	109,072	102,969

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,272	10,784
CASH AND CASH EQUIVALENTS — Beginning of period	58,110	2,616

CASH AND CASH EQUIVALENTS — End of period	$61,382	$13,400

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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2009	2008
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$62,459	$42,758
Income taxes paid	350	1,314
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$46,293	$35,772
Allowance for equity funds used during construction	5,998	5,380

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2009 or 2008, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes non-forfeitable rights to dividends or dividend equivalents. The rights result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. Upon adoption, FSP EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per share computations to reflect the FSP EITF 03-6-1 provisions. On January 1, 2009, we adopted the provisions of FSP EITF 03-6-1. Refer to our earnings per share calculation in Note 7.
Statement of Financial Accounting Standards No. 141(R), Business Combinations
     Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141(R) will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and require expense recognition for these costs and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141(R) was effective for us for business combinations occurring beginning January 1, 2009 and for adjustments to an acquired entity’s deferred tax asset and liability balances occurring beginning January 1, 2009. The adoption of SFAS 141(R) did not have a material effect on our consolidated financial statements; however, it is expected to have a material impact on the accounting for any future business combinations we may consummate.
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
     On October 10, 2008, the FASB issued Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of December 31, 2008 did not have a material impact on our consolidated financial statements. Refer to our fair value measurement disclosure in Note 9.
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
FASB Staff Position FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets
     On December 30, 2008, the FASB issued FSP FAS 132(R)-1, (“FSP FAS 132(R)-1”), which amends Statement of Financial Accounting Standards No. 132(R) Employers’ Disclosures About Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106, (“SFAS 132(R)”), to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also updates the disclosure examples in SFAS 132(R) to illustrate the required additional disclosures, including those associated with fair value measurement and includes a technical correction. The disclosure requirements of FSP FAS 132(R)-1 will be effective for us for the year ending December 31, 2009.
Statement of Financial Accounting Standards No. 165, Subsequent Events
     Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 incorporates into GAAP certain guidance that previously existed under generally accepted auditing standards, which require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued. We adopted SFAS 165 in the second quarter of 2009. We evaluated subsequent events through July 30, 2009, which is the date the financial statements were issued. The adoption of SFAS 165 did not have an impact on our financial statements.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R)
     Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective for us for in the first quarter of 2010. We are evaluating the expected effect, if any, of SFAS 167 on our consolidated financial statements.
Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will become the single source of authoritative GAAP, other than guidance put forth by the SEC. All other accounting literature not included in the codification will be considered non-authoritative. SFAS 168 will be effective for us for the quarterly period ending September 30, 2009. We do not expect the implementation of SFAS 168 to have a material impact on our consolidated financial statements.
3. INTANGIBLE ASSETS
     We have intangible assets with finite lives as a result of the METC acquisition in 2006. During the three months ended June 30, 2009 and 2008, we recognized $0.8 million of amortization expense of our intangible assets and $1.5 million for the six months ended June 30, 2009 and 2008. We expect the annual amortization of our intangible assets to be as follows:

(in thousands)
2009	$3,025
2010	3,025
2011	3,025
2012	3,025
2013	3,025
2014 and thereafter	37,232

Total	$52,357

4. REGULATORY MATTERS
ITC Great Plains
     On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate that would apply to ITC Great Plains’ transmission facilities in SPP, including Kansas. The application sought approval of a formula transmission rate for ITC Great Plains as an independent transmission company in SPP. The application also sought incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the Kansas Electric Transmission Authority (“KETA”) Project, which would run from Spearville to a point near Hays, Kansas and then northward to Axtell, Nebraska, and the Kansas V-Plan, which would run from Spearville southward to Comanche County and then on a northeastern track to Wichita. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets. The total capital investment for these two projects is anticipated to be between approximately $500 million and $750 million depending on a variety of factors, including the technology utilized.
     On March 16, 2009, the FERC issued an order approving ITC Great Plains’ request for transmission investment incentives. The approval of the application provides ITC Great Plains with the regulatory certainty needed to make significant transmission investments in the SPP region generally and Kansas in particular. Specifically, the FERC order authorized:

•	the establishment of regulatory assets for start-up and development costs of ITC Great Plains and pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.16 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	abandoned plant recovery, in the event either the KETA Project or the Kansas V-Plan must be abandoned for reasons outside of ITC Great Plains’ control; and

•	a capital structure comprised of 60 percent equity and 40 percent debt.
     Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through June 30, 2009 that may be recoverable through regulatory assets or property, plant and equipment were approximately $8.8 million, which have been recorded to expenses in the periods in which they were incurred. As of June 30, 2009, we have not recognized any assets relating to these amounts. In the period in which it becomes probable that future revenues will result from the authorization to recover these costs, we will recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction costs.
Green Power Express
     On February 9, 2009, Green Power Express filed an application with the FERC for approval of a forward-looking formula rate and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project. Over the past year we have worked to identify a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers, such as Chicago, southeastern Wisconsin, Minneapolis and other areas that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express project and, therefore, expects to invest in only a portion of the total project cost. In July 2009, we entered into a letter of intent with MDU Resources Group Inc. (“MDU”) in North Dakota whereby MDU expressed its interest in partnering in the project.
     On April 10, 2009, the FERC issued an order approving Green Power Express’ request for transmission investment incentives. Specifically, the FERC order authorized:
•	the establishment of a regulatory asset for start-up and development costs of Green Power Express and pre-construction costs for the project to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.38 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	abandoned plant recovery, in the event the project must be abandoned for reasons outside of Green Power Express’ control; and

•	use of a hypothetical capital structure comprised of 60 percent equity and 40 percent debt until any portion of the Green Power Express project is placed in service, at which date the actual capital structure, also expected to be 60 percent equity and 40 percent debt, will apply.

     Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through June 30, 2009 that may be recoverable through regulatory assets were approximately $2.0 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the approval, we would record a reduction to operating expenses and recognize the regulatory assets.
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
     On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC, so the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals.
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
     The true-up mechanism under forward-looking Attachment O meets the requirements of Emerging Issues Task Force Issue No. 92-7, Accounting by Rate-Regulated Utilities for the Effects of Certain Alternative Revenue Programs (“EITF 92-7”). Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirement calculated using forward-looking Attachment O. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of forward-looking Attachment O.
     The changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Attachment O revenue accruals and deferrals were as follows during the six months ended June 30, 2009:

(in thousands)	ITCTransmission	METC	ITC Midwest	Total
Balance as of December 31, 2008	$17,815	$34,133	$51,768	$103,716
Refund (collection) of 2007 Attachment O revenue deferrals and accruals including interest	118	(11,423)	—	(11,305)
Attachment O accrual (deferral) for the six months ended June 30, 2009	8,732	(865)	7,264	15,131
Net interest accrued for the six months ended June 30, 2009	98	645	366	1,109

Balance as of June 30, 2009	$26,763	$22,490	$59,398	$108,651

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Attachment O revenue accruals and deferrals are recorded in our consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	Total
Current assets	$9,075	$17,424	$26,076	$52,575
Non-current assets	17,806	6,001	33,322	57,129
Current liabilities	(118)	—	—	(118)
Non-current liabilities	—	(935)	—	(935)

Balance as of June 30, 2009	$26,763	$22,490	$59,398	$108,651

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
Revolving Credit Agreements
     Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndications, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s aggregate commitment to our various agreements of $55.0 million represents 16.2% of our total consolidated revolving credit agreement capacity of $340.0 million. At June 30, 2009, we had $5.3 million outstanding under the agreements relating to Lehman’s participation. Lehman has not funded its share of borrowing notices since its bankruptcy filing and, given the favorable terms of our existing agreements compared to current market conditions, as well as the execution of the Term Loan Agreement, we do not expect to replace Lehman’s commitments on our existing credit agreements.
ITC Holdings Revolving Credit Agreement
     At June 30, 2009, ITC Holdings had $68.5 million outstanding under the ITC Holdings Revolving Credit Agreement (out of a capacity of $107.8 million net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the agreement was 1.0% at June 30, 2009.
ITCTransmission/METC Revolving Credit Agreement
     At June 30, 2009, ITCTransmission and METC had $21.3 million and $24.0 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of capacities of $88.3 million and $50.5 million, respectively, net of the unfulfilled Lehman commitment) and the weighted-average interest rates of borrowings outstanding under the agreement were 0.7% and 0.7%, respectively, at June 30, 2009.

ITC Midwest Revolving Credit Agreement
     At June 30, 2009, ITC Midwest had $27.9 million outstanding under the ITC Midwest Revolving Credit Agreement (out of a capacity of $43.7 million net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the facility was 0.7% at June 30, 2009.
Fair Value of Long Term Debt
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,106.8 million at June 30, 2009. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,219.2 million at June 30, 2009. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at June 30, 2009. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at June 30, 2009 would decrease the fair value of debt by $91.5 million, and a decrease in interest rates of 10% at June 30, 2009 would increase the fair value of debt by $100.1 million at that date.
Revolving Credit Agreements
     At June 30, 2009, we had a consolidated total of $141.6 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2009 would increase or decrease the total interest expense by $0.1 million, respectively, for an annual period on a constant borrowing level of $141.6 million.
6. SHARE-BASED COMPENSATION
Long Term Incentive Plan Grants
     In May 2009, pursuant to the Amended and Restated 2006 Long Term Incentive Plan, we granted 317,830 options to purchase shares of our common stock. The options vest in three equal annual installments beginning on May 19, 2010 and have an exercise price of $41.37 per share, which was the closing share price of our common stock on the date of grant. In addition, we granted 140,614 shares of restricted stock at a fair value of $41.37 per share. Holders of the restricted stock awards have all rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock awards become vested three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
Stock Option Exercises
     We issued 114,231 and 141,883 shares of our common stock during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, due to the exercise of stock options.

7. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2009	2008	2009	2008
Numerator:
Net income	$30,793	$28,661	$59,518	$54,182
Less: dividends declared — common shares, restricted shares and deferred stock units	(15,229)	(14,347)	(30,401)	(28,671)

Undistributed earnings	15,564	14,314	29,117	25,511
Percentage allocated to common shares (a)	98.6%	99.1%	98.7%	99.0%

Undistributed earnings — common shares	15,346	14,185	28,738	25,256
Add: dividends declared — common shares	14,998	14,210	29,986	28,400

Numerator for basic and diluted earnings per common share	$30,344	$28,395	$58,724	$53,656

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,167,079	48,986,987	49,147,318	48,141,705
Incremental shares for stock options and employee stock purchase plan	909,715	1,069,947	901,148	1,076,929

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,076,794	50,056,934	50,048,466	49,218,634

Per common share net income:
Basic	$0.62	$0.58	$1.19	$1.11
Diluted	$0.61	$0.57	$1.17	$1.09

(a) Weighted-average common shares outstanding	49,167,079	48,986,987	49,147,318	48,141,705
Weighted-average restricted shares and deferred stock units (participating securities)	686,235	468,892	645,791	463,755

Total	49,853,314	49,455,879	49,793,109	48,605,460

Percentage allocated to common shares	98.6%	99.1%	98.7%	99.0%
     As described in Note 2, we adopted FSP EITF 03-6-1 on January 1, 2009. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share under the provisions of FSP EITF 03-6-1. The calculation of earnings per share for common shares shown above excludes the income attributed to our restricted stock and deferred stock units from the numerator and excludes the related shares from the denominator. The provisions of FSP EITF 03-6-1 also require us to retroactively adjust all prior period earnings per share computations so that our restricted stock and deferred stock units are considered participating securities requiring the two-class method of computing earnings per share.
     The retroactive application of the provisions of FSP EITF 03-6-1 resulted in a decrease in basic earnings per share by $0.02 per share and dilutive earnings per share by $0.01 per share as compared to the earnings per share calculation used and disclosed for the six months ended June 30, 2008 in our Form 10-Q for the quarterly period ended June 30, 2008. The retroactive application of the provisions of FSP EITF 03-6-1 did not result in a change in the basic or diluted earnings per share amounts disclosed for the three months ended June 30, 2008.
     At June 30, 2009 and 2008, we had 2,785,585 and 2,409,894 of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and six months ended June 30, 2009, 826,058 anti-dilutive stock options were excluded from the diluted earnings per share calculation and 5,231 anti-dilutive stock options for the three and six months ended June 30, 2008.

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
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $5.4 million to these supplemental nonqualified, noncontributory, retirement benefit plans in 2009. The investments in trust for the supplemental nonqualified retirement plans of $4.8 million and $4.6 million at June 30, 2009 and December 31, 2008, respectively, are included in other assets on our condensed consolidated statement of financial position.
     Net pension cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Service cost	$851	$498	$1,346	$981
Interest cost	571	293	862	577
Expected return on plan assets	(234)	(261)	(494)	(517)
Amortization of prior service cost	209	(232)	(20)	(453)
Amortization of unrecognized loss	676	455	1,125	890

Net pension cost	$2,073	$753	$2,819	$1,478

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute $2.5 million to the postretirement benefit plan in 2009.
     Net postretirement cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Service cost	$502	$406	$910	$819
Interest cost	287	167	455	337
Expected return on plan assets	(59)	(54)	(113)	(109)
Amortization of prior service cost	12	145	157	292
Amortization of unrecognized loss	84	—	84	—

Net postretirement cost	$826	$664	$1,493	$1,339

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.5 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.
9. FAIR VALUE MEASUREMENTS
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

     Our assets measured at fair value subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$60,580	$—	$—
Other non current assets — trading securities	5,154	—	—

Total	$65,734	$—	$—

     As of June 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities under SFAS 115. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds and equity securities that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.
     As of June 30, 2009, we also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets to be measured at fair value occurred (subsequent to initial recognition) during the six months ended June 30, 2009. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2008 included in our Form 10-K for such period.
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
     Based on an analysis of the industrial processing statutes and ITCTransmission’s business activities, ITCTransmission claims the industrial processing exemption for purchases of tangible personal property that it uses in its electric transmission activities. The purchases for which ITCTransmission claimed exemption include all purchases of tangible property used in its integrated transmission process, including purchases of property to perform inspection, quality control and testing activities, and to perform planning, scheduling, supervision, or control of transmission and transformation of the high voltage electricity that ITCTransmission receives from generating facilities.
     Based on communications with the Department, it appears likely that the Department will deny the exemption claims and assess additional sales and use tax against ITCTransmission. If an assessment is issued, ITCTransmission will have administrative appeal rights and, if an administrative appeal is unsuccessful, will have a right to litigate any assessment, assuming certain jurisdictional requirements are satisfied, in either the Michigan Tax Tribunal or the Michigan Court of Claims.

     ITCTransmission believes that its utilization of the industrial processing exemption under the Michigan industrial processing exemption statutes is appropriate and intends to defend itself against any potential denial of such exemption. However, if the Department makes an assessment of sales and use tax based on a denial of ITCTransmission’s industrial processing exemption and an appeal is required, ITCTransmission believes it is reasonably possible that the assessment of additional sales and use tax could be sustained after all administrative appeals and litigation have been exhausted.
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
11. SEGMENT INFORMATION
     We identify reportable segments based on the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. There have been no changes in the basis of segmentation or the way segment profit or loss was measured during the six months ended June 30, 2009. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Regulated Operating Subsidiaries	$157,251	$160,641	$313,206	$302,555
ITC Holdings and other	70	69	139	139
Intercompany eliminations	(83)	(94)	(166)	(164)

Total Operating Revenues	$157,238	$160,616	$313,179	$302,530

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Regulated Operating Subsidiaries	$73,954	$67,587	$143,309	$131,925
ITC Holdings and other	(24,514)	(21,255)	(48,216)	(44,326)

Total Income Before Income Taxes	$49,440	$46,332	$95,093	$87,599

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Regulated Operating Subsidiaries (a)	$51,160	$46,650	$98,774	$91,908
ITC Holdings and other	30,793	28,661	59,518	54,182
Intercompany eliminations	(51,160)	(46,650)	(98,774)	(91,908)

Total Net Income	$30,793	$28,661	$59,518	$54,182

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2009	2008
Regulated Operating Subsidiaries	$3,828,302	$3,667,660
ITC Holdings and other	2,516,382	2,354,510
Reconciliations (b)	(14,505)	(3,154)
Intercompany eliminations	(2,399,256)	(2,304,451)

Total Assets	$3,930,923	$3,714,565

(a)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of federal taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. Since METC files together with MTH as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2008 (as revised in Part II, Item 1A of this Form 10-Q and for the quarter ended March 31, 2009) and the following:
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
OVERVIEW
     Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to the transmission system. By pursuing this strategy, we strive for high reliability of our systems and to improve accessibility to generation sources of choice, including renewable sources. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois and Missouri that transmit electricity from generating stations to local distribution facilities connected to our systems.
     As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using Attachment O, as discussed in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.”
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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and six months ended June 30, 2009 or may affect future results include:
•	Our capital investment of $200.4 million at our Regulated Operating Subsidiaries ($42.1 million, $82.5 million and $75.8 million at ITCTransmission, METC and ITC Midwest, respectively) during the six months ended June 30, 2009, primarily to improve system reliability and interconnect new generating resources;

•	our activities at the FERC relating to ITC Great Plains and Green Power Express; and

•	lower peak loads and the resulting effect on cash flows, partially as a result of the economic conditions in Michigan.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
     ITC Great Plains
      Formula Rate and Incentives
     On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate that would apply to ITC Great Plains’ transmission facilities in the SPP region, including Kansas. The application sought approval of a formula transmission rate for ITC Great Plains as an independent transmission company in the SPP region. The application also sought incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan discussed below. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets. The total capital investment for these two projects is anticipated to be between approximately $500 million and $750 million depending on a variety of factors, including the technology utilized.
     On March 16, 2009, the FERC issued an order (described in Note 4 to the condensed consolidated financial statements) approving ITC Great Plains’ request for transmission investment incentives. The approval of the application provides ITC Great Plains with the regulatory certainty needed to make significant transmission investments in the SPP region generally and Kansas in particular.
     Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.
     The total development expenses through June 30, 2009 that may be recoverable through regulatory assets or property, plant and equipment were approximately $8.8 million, which have been recorded to expenses in the periods in which they were incurred. As of June 30, 2009, we had not recognized any assets relating to these amounts. However, during July 2009, we believe it became probable that future revenues will result from the authorization to recover these costs, which will allow us to recognize $8.4 million of the total expenses as regulatory assets for start-up and development costs at ITC Great Plains and pre-construction costs specific to the KETA project and record a reduction to operating expenses for the total amount of these costs incurred through that period. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction costs.
      KETA Project
     On July 13, 2009, ITC Great Plains received siting approval from the Kansas Corporation Commission (“KCC”) to build the first phase of its 345kV KETA project. This first phase of the project involves the construction of an 89-mile transmission line between

Spearville and Hays, Kansas. The KCC siting approval is a critical step in allowing ITC Great Plains to pursue the KETA project, a 215-mile long transmission line that will run between Spearville and Axtell, Nebraska. The siting permit was conditioned upon ITC Great Plains obtaining the authorization to construct the project from SPP. ITC Great Plains is in the process of securing this authorization, as well as other remaining regulatory approvals, to build the first phase of the project while also pursuing the development of the second phase of the project, which will run from Hays, Kansas to the Nebraska border. The final segment of the project from the Nebraska border to Axtell, Nebraska will be completed by Nebraska Public Power District. The cost for ITC Great Plains’ portion of the KETA project is currently estimated to be approximately $200 million. The first phase of the project represents approximately $90 million of this total.
      Kansas V-Plan Project
     On June 1, 2009, ITC Great Plains entered into an agreement with Prairie Wind Transmission, LLC (“Prairie Wind”) to resolve pending regulatory proceedings about who should be authorized to build the 180-mile long transmission line project known as the Kansas V-Plan. On July 24, 2009, the KCC accepted the settlement agreement between ITC Great Plains and and Prairie Wind. Under the terms of the settlement agreement, ITC Great Plains and Prairie Wind are each authorized by the KCC to build segments of the Kansas V-Plan, which will run between Spearville and Wichita, Kansas. The agreement stipulates that ITC Great Plains will construct and own two segments of the line, including the first section of line running from Spearville to Comanche County, Kansas and the second section from Comanche County to Medicine Lodge, Kansas. ITC Great Plains will also construct a new substation in Comanche County. Prairie Wind will construct a substation at Medicine Lodge and a third section of line from that substation to a termination point outside of Wichita. Prairie Wind also would be certificated to construct a line from the Kansas V-Plan to the Oklahoma border. The settlement agreement addresses only facilities proposed to be constructed in Kansas. The Kansas V-Plan will connect west and east Kansas and will improve electric reliability, enable renewable energy developers to access the transmission grid and help further establish a competitive energy market in the state. The next steps will include securing siting approvals, resolution of cost allocation issues and project evaluation by the SPP regional planning authority. The V-Plan is anticipated to be constructed at a voltage of 765 kV if deemed appropriate by SPP. ITC Great Plains estimates it will invest approximately $400 million to construct its portions of the project.
      Hugo to Valliant Project
     On April 7, 2009, Western Farmers Electric Cooperative, an Oklahoma rural electric cooperative corporation, agreed to designate ITC Great Plains as the exclusive party responsible and authorized to construct, own and operate the Hugo-Valliant transmission line and the Hugo 345kV Substation, both located in Oklahoma. The transmission line will be 19 miles of 345kV and the substation will include a new 138/345kV autotransformer. The two projects have an estimated cost of approximately $30 million and an SPP required in-service date of April 1, 2012. On April 28, 2009, SPP approved the novation agreement required by the SPP for the designation to ITC Great Plains by Western Farmers Electric Cooperative. On July 10, 2009, the FERC issued an order approving the novation agreement and ITC Great Plains expects to commence construction of the project, including acquisition of right of way, during 2009.
     Green Power Express
     On February 9, 2009, Green Power Express filed an application with the FERC for approval of a forward-looking formula rate and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project. Over the past year we have worked to identify a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers, such as Chicago, southeastern Wisconsin, Minneapolis and other areas that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express project and, therefore, expects to invest in only a portion of the total project cost. In July 2009, we entered into a letter of intent with MDU Resources Group Inc. (“MDU”) in North Dakota whereby MDU expressed its interest in partnering in the project.
     On April 10, 2009, the FERC issued an order (described in Note 4 to the condensed consolidated financial statements) approving Green Power Express’ request for transmission investment incentives.
     Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process.

     The total development expenses through June 30, 2009 that may be recoverable through regulatory assets were approximately $2.0 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the approval, we would recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period.
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
     On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC, so the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals.
     Capitalization of Expenses
     During the first quarter of 2009, we reviewed the processes and assumptions used to record our estimates for certain expenses to be capitalized, including compensation and benefits and general business expenses, given our continued focus on making capital investments at our Regulated Operating Subsidiaries and the continuing costs to support these activities. As part of this review, we examined the activities performed by employees to determine which activities were directly and incrementally related to the construction programs at our Regulated Operating Subsidiaries. The activities that were determined to be capitalizable were communicated to employees and a survey process was used to determine the amount of capitalizable costs. As a result of this review, the general and administrative expense and operation and maintenance amounts capitalized thus far during 2009 exceed the amounts capitalized during 2008 and we expect that the amounts capitalized for the remainder of 2009 will continue to exceed the amounts capitalized during 2008. Additionally, during the 2nd quarter of 2009, we began to capitalize depreciation expense for our vehicles and equipment used in the construction process. As a result of the Attachment O ratemaking model discussed in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O” and the inclusion of operating expenses in the net revenue requirements of our Regulated Operating Subsidiaries, this capitalization would reduce operating expenses and operating revenues by approximately equivalent amounts but is not expected to result in a significant change in net income in 2009 compared to 2008.
Trends and Seasonality
     Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries, although we cannot predict a specific year-to-year trend due to the variability of factors beyond our control. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investments in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. The Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as ReliabilityFirst Corporation (for ITCTransmission and METC) and Midwest Reliability Organization (for ITC Midwest), which are regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems will likely be needed to maintain compliance, improve reliability and address any new standards that could be promulgated.
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

	Capital Investment (b)
	Ten-Year Capital	Actual From	Forecast for the
(in millions)	Investment Program	January 1, 2008 through	year ending	Actual for the six months
Regulated Operating Subsidiary	2008-2017(a)	June 30, 2009	December 31, 2009	ended June 30, 2009
ITCTransmission	$700	$163.9	$70 - $85	$42.1
METC	1,150	203.6	110 - 130	82.5
ITC Midwest	1,050	232.3	120 - 130	75.8

Total	$2,900	$599.8	$300 - $345	$200.4

(a)	The expected amounts for our ten-year program do not include $150 million for ITCTransmission and METC combined and $250 million at ITC Midwest for estimated transmission network upgrades for generator interconnections due to a high degree of uncertainty as to whether these projects will ultimately be built and because they could replace other transmission projects currently being planned. This estimate for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff for the project to qualify as a refundable network upgrade, among other factors. In addition, these amounts do not include any possible capital investment associated with the projects discussed under “—Recent Developments — ITC Great Plains” and “—Recent Developments — Green Power Express.”

(b)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.
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
     One of the primary factors that impacts the Attachment O revenue accrual/deferral is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. The monthly peak load of our Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher. ITCTransmission and METC’s monthly peak loads for the six months ended June 30, 2009 were down 4.7% and 0.1%, respectively, compared to the corresponding totals for 2008. In addition, ITCTransmission and METC’s monthly peak loads during the six months ended June 30, 2009 were both 6.0% lower than what had been forecasted in developing the transmission network rates applicable for 2009, due to the unfavorable economic conditions in Michigan. A challenging economic environment in Michigan that results in lower network loads than what had been forecasted in developing the transmission network rates applicable for 2009 would continue to negatively impact our operating cash flows from network revenues in 2009 and result in an Attachment O revenue accrual for 2009, all other factors being equal. Transmission network rates in 2011 at each of our Regulated Operating Subsidiaries would include any Attachment O revenue accrual for any under-recovered amounts relating to 2009, including interest.
     To offset the impact of lower network load on cash flows and any potential Attachment O revenue accrual relating to 2009, we are engaged in efforts to mitigate operations and maintenance expenses and general and administrative expenses at our Regulated Operating Subsidiaries. These expense mitigation efforts have been designed to ensure that we continue to meet our high standards for the reliability and safety of our systems and operations. By seeking to minimize the Attachment O revenue accrual in 2009 that could result from lower than forecasted load, we expect to collect cash in a manner that more closely corresponds with the revenues that we are recording and minimize any deferral of such collection to later periods. This will also benefit our customers by reducing the risk of network rate impact in 2011 associated with historical activities.
Monthly Peak Load (in MW) (a)

	2009			2008			2007
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest (b)
January	7,258	6,009	2,996	7,890	6,215	2,974	7,876	6,051
February	7,104	5,892	2,830	7,715	6,159	2,890	8,170	6,227
March	7,070	5,548	2,723	7,532	5,797	2,733	7,739	6,006
April	6,761	5,113	2,437	6,926	5,223	2,455	7,141	5,473
May	6,948	5,337	2,408	7,051	5,328	2,431	9,927	6,981
June	10,351	8,022	3,504	10,624	7,241	2,888	11,761	8,511
July				11,016	8,042	3,376	11,706	8,672
August				10,890	7,816	3,259	12,087	8,955
September				10,311	7,622	3,191	11,033	7,908
October				6,893	5,514	2,786	10,365	7,524
November				7,205	5,823	2,944	7,812	6,200
December				7,636	6,280	3,003	8,022	6,215	2,706

Total				101,689	77,060	34,930	113,639	84,723	2,706

(a)	Each of our Regulated Operating Subsidiaries is part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our Regulated Operating Subsidiaries makes up the significant portion of network load within their respective joint rate zone.

(b)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2009	2008	(decrease)	(decrease)	2009	2008	(decrease)	(decrease)
OPERATING REVENUES	$157,238	$160,616	$(3,378)	(2.1)%	$313,179	$302,530	$10,649	3.5%
OPERATING EXPENSES
Operation and maintenance	21,919	32,902	(10,983)	(33.4)%	45,660	54,357	(8,697)	(16.0)%
General and administrative	20,253	21,361	(1,108)	(5.2)%	40,146	39,343	803	2.0%
Depreciation and amortization	26,187	23,446	2,741	11.7%	52,735	45,770	6,965	15.2%
Taxes other than income taxes	10,612	10,313	299	2.9%	21,710	21,198	512	2.4%
Other operating income and expenses — net	—	(1,445)	1,445	(100.0)%	—	(1,445)	1,445	(100.0)%

Total operating expenses	78,971	86,577	(7,606)	(8.8)%	160,251	159,223	1,028	0.6%

OPERATING INCOME	78,267	74,039	4,228	5.7%	152,928	143,307	9,621	6.7%
OTHER EXPENSES (INCOME)
Interest expense	32,661	29,946	2,715	9.1%	64,254	60,716	3,538	5.8%
Allowance for equity funds used during construction	(3,232)	(2,284)	(948)	41.5%	(5,998)	(5,380)	(618)	11.5%
Other income	(1,065)	(552)	(513)	92.9%	(1,391)	(1,062)	(329)	31.0%
Other expense	463	597	(134)	(22.4)%	970	1,434	(464)	(32.4)%

Total other expenses (income)	28,827	27,707	1,120	4.0%	57,835	55,708	2,127	3.8%

INCOME BEFORE INCOME TAXES	49,440	46,332	3,108	6.7%	95,093	87,599	7,494	8.6%
INCOME TAX PROVISION	18,647	17,671	976	5.5%	35,575	33,417	2,158	6.5%

NET INCOME	$30,793	$28,661	$2,132	7.4%	$59,518	$54,182	$5,336	9.8%

Operating Revenues
     Three months ended June 30, 2009 compared to three months ended June 30, 2008
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$139,225	88.5%	$145,567	90.6%	$(6,342)	(4.4)%
Regional cost sharing revenues	9,857	6.3%	3,693	2.3%	6,164	166.9%
Point-to-point	3,673	2.3%	6,587	4.1%	(2,914)	(44.2)%
Scheduling, control and dispatch	3,762	2.4%	4,207	2.6%	(445)	(10.6)%
Other	721	0.5%	562	0.4%	159	28.3%

Total	$157,238	100.0%	$160,616	100.0%	$(3,378)	(2.1)%

     Network revenues decreased due primarily to lower net revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2009 as compared to the same period in 2008. Lower net revenue requirements were due primarily to our expense mitigation efforts discussed under “—Trends and Seasonality — Monthly Peak Loads, Attachment O Revenue Accrual and Expense Mitigation Efforts,” other reductions to operating expenses as a result of higher capitalization discussed under “—Recent Developments —Capitalization of Expenses” and the increase in regional cost sharing revenues. Partially offsetting these decreases was an increase due to higher rate base primarily associated with higher balances of property, plant and equipment in-service.

     Regional cost sharing revenues increased due primarily to capital projects placed in-service in 2007, 2008 or are expected to be in-service in 2009 that have been identified by MISO as eligible for regional cost sharing.
     Point-to-point revenues decreased due primarily to fewer point to point reservations.
     Scheduling, control and dispatch revenues decreased due primarily to lower network peak load at ITCTransmission.
     Six months ended June 30, 2009 compared to six months ended June 30, 2008
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$277,562	88.6%	$273,616	90.5%	$3,946	1.4%
Regional cost sharing revenues	19,329	6.2%	7,365	2.4%	11,964	162.4%
Point-to-point	8,321	2.7%	11,961	4.0%	(3,640)	(30.4)%
Scheduling, control and dispatch	7,075	2.2%	8,277	2.7%	(1,202)	(14.5)%
Other	892	0.3%	1,311	0.4%	(419)	(32.0)%

Total	$313,179	100.0%	$302,530	100.0%	$10,649	3.5%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2009 as compared to the same period in 2008. Higher net revenue requirements were due primarily to higher rate base primarily associated with higher balances of property, plant and equipment in-service, among other factors. Partially offsetting these increases were decreases in net revenue requirements due to our expense mitigation efforts, other reductions to operating expenses as a result of higher capitalization and the increase in regional cost sharing revenues.
     Regional cost sharing revenues increased due primarily to capital projects placed in-service in 2007, 2008 or are expected to be in-service in 2009 that have been identified by MISO as eligible for regional cost sharing.
     Point-to-point revenues decreased due primarily to fewer point to point reservations.
     Scheduling, control and dispatch revenues decreased due primarily to lower network peak load at ITCTransmission.
     Other revenues decreased due primarily to the elimination of our ancillary service revenues as a result of the establishment of the MISO ancillary service market which began in January 2009.
Attachment O revenue accrual (deferral) summary for the six months ended June 30, 2009

					Total Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Accrual
	(in thousands)
1	Estimated net revenue requirement (network revenues) (a)	$122,456	$77,795	$77,311
2	Network revenues billed (b)	113,724	78,660	70,047

3	Attachment O revenue accrual (deferral) (line 1 -- line 2)	$8,732	$(865)	$7,264	$15,131

(a)	The calculation of net revenue requirement is described in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Net Revenue Requirement Calculation.” The amount is estimated until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries and the calculations are filed with and reviewed by MISO each year.

(b)	Network revenues billed at our Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.520 per kW/month, $2.522 per kW/month and $4.162 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with ITCTransmission’s and METC’s 2007 Attachment O true-up. ITCTransmission’s and METC’s effective transmission rates include their 2007 Attachment O true-up adjustment and associated accrued interest. Amounts billed through ITCTransmission’s effective transmission rate reduced ITCTransmission’s Attachment O regulatory liability associated with the 2007 true-up and accrued interest by $0.1 million during the six months ended June 30, 2009. Additionally, amounts billed through METC’s effective transmission rate reduced METC’s Attachment O regulatory asset associated with the 2007 true-up and its accrued interest by $11.4 million during the six months ended June 30, 2009.

Operating Expenses
Operation and maintenance expenses
     Three months ended June 30, 2009 compared to three months ended June 30, 2008
     Operation and maintenance expenses decreased by $4.2 million due to lower vegetation management and $2.5 million due to lower tower painting, overhead structure maintenance and field operations and training expenses. These items are due in part to the expense mitigation efforts described above under “—Trends and Seasonality — Monthly Peak Loads, Attachment O Revenue Accrual and Expense Mitigation Efforts.” Additionally, there was a $1.1 million decrease due to lower emergency station expenses at ITC Midwest that resulted from the 2008 floods in Iowa. Operation and maintenance expenses also decreased by $2.1 million as a result of the expense capitalization process discussed above under “—Recent Developments —Capitalization of Expenses.”
     Six months ended June 30, 2009 compared to six months ended June 30, 2008
     Operation and maintenance expenses decreased by $3.3 million due to lower vegetation management and $2.8 million due to lower tower painting, overhead structure and field operations and training expenses. These items are due in part to the expense mitigation efforts described above. Additionally, there was a $1.1 million decrease due to lower emergency station expenses at ITC Midwest that resulted from the 2008 floods in Iowa. Operation and maintenance expenses also decreased by $3.4 million as a result of the aforementioned expense capitalization process. These decreases were partially offset by higher information technology system maintenance expenses of $2.1 million, due in part to additional operating control room software and expanded financial systems and the additional labor to support those systems.
General and administrative expenses
     Three months ended June 30, 2009 compared to three months ended June 30, 2008
     General and administrative expenses decreased by $3.1 million as a result of the aforementioned expense capitalization process and $2.6 million due to lower business expenses primarily for information technology support and professional advisory and consulting services resulting, in part, from our expense mitigation efforts described above. These decreases were partially offset by $3.3 million due to higher compensation and benefits expenses, due in part to personnel additions, stock compensation expense associated with our 2008 and 2009 long term incentive plan grants and net pension cost detailed in Note 8 to the condensed consolidated financial statements. General and administrative expenses also increased by $1.2 million for salaries, benefits and general business expenses associated with increased development activities at ITC Great Plains and Green Power Express, which are not included in the increases explained above.
     Six months ended June 30, 2009 compared to six months ended June 30, 2008
     General and administrative expenses increased by $2.8 million due to the aforementioned higher compensation and benefits expenses and $1.4 million due to higher professional advisory and consulting services. General and administrative expenses also increased by $3.3 million for salaries, benefits and general business expenses associated with increased development activities at ITC Great Plains and Green Power Express, which are not included in the increases explained above. These increases were partially offset by lower expenses of $5.8 million as a result of the aforementioned expense capitalization process and $0.8 million due to lower business expenses primarily for insurance expense and information technology support, resulting in part from our expense mitigation efforts.
Depreciation and amortization expenses
     Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008
     Depreciation and amortization expenses at our Regulated Operating Subsidiaries increased during the three and six months ended June 30, 2009 as compared to the same periods in 2008 due primarily to a higher depreciable asset base resulting from property, plant and equipment additions, partially offset by the decrease as a result of depreciation capitalized of $1.4 million described previously under “—Recent Developments —Capitalization of Expenses”.

Taxes other than income taxes
     Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008
     Taxes other than income taxes increased during the three and six months ended June 30, 2009 as compared to the same periods in 2008 due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2008 capital additions, which are included in the assessments for 2009 personal property taxes.
Other Expenses (Income)
     Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008
     Interest expense increased for the three months ended June 30, 2009 as compared to the same period in 2008 due primarily to additional interest expense associated with the December 2008 issuances of METC’s $50.0 million Senior Secured Notes and ITC Midwest’s $40.0 million and $35.0 million First Mortgage Bonds, Series B and Series C, respectively. Additionally, interest expense for the six months ended June 30, 2009 increased as compared to the same period in 2008 due to the interest expense associated with ITC Holdings’ two year Term Loan Agreement, an unguaranteed, unsecured $100.0 million term facility executed in April 2009 and the April 2008 issuance of ITCTransmission’s $100.0 million First Mortgage Bonds, Series D. These increases were partially offset by lower interest expense as a result of lower interest rates under our revolving credit agreements.
Income Tax Provision
      Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008
     Our effective tax rates for the three months ended June 30, 2009 and 2008 are 37.7% and 38.1%, respectively. Additionally, our effective tax rates for the six months ended June 30, 2009 and 2008 are 37.4% and 38.1%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $2.2 million and $2.1 million (net of federal deductibility) recorded during the three months ended June 30, 2009 and 2008, respectively, and $4.0 million and $4.0 million (net of federal deductibility) recorded during the six months ended June 30, 2009 and 2008, respectively, offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC Equity”). The state income tax provision primarily results from the Michigan Business tax. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents, amounts available under our revolving credit agreements, proceeds from the ITC Holdings Term Loan Agreement (discussed in Note 5 to the condensed consolidated financial statements) and proceeds from issuance of stock under our Sales Agency Financing Agreement (the “SAFE Agreement”) entered into in June 2008. The SAFE Agreement allows us to issue and sell up to $150 million of our common shares in the market from time to time through June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. In addition, we may secure additional debt and equity funding in the financial markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:
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
     In addition to the expected capital requirements above, an adverse determination relating to the sales and use tax exemption as described in Note 10 to the condensed consolidated financial statements would result in additional capital requirements.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of June 30, 2009, we had consolidated indebtedness under our revolving credit agreements of $141.6 million, with unused capacity under the agreements of $198.4 million, or $148.7 million of unused capacity if reduced by the undrawn portion of Lehman’s commitment of $49.7 million described below. In addition, as of June 30, 2009, we had $61.4 million of cash and cash equivalents on hand, which exceeds the amounts that we would typically maintain for operating purposes, in the event conditions in the credit markets worsen.
     We do not expect the recent events in the capital markets to have a significant impact on our short-term liquidity, due to the diverse bank group within our revolving credit agreement syndication. However, Lehman, a member of our revolving credit agreement syndications, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s aggregate commitment to our various agreements of $55.0 million represented 16.2% of our total revolving credit agreements capacity of $340.0 million and we had $5.3 million outstanding under the agreements at June 30, 2009 relating to Lehman’s participation. We do not expect that we will replace Lehman’s commitments to our existing credit facilities given the favorable terms of our existing agreements compared to current market conditions. However, we believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements. Additionally, we believe we will be able to access the financial markets for other short-term capital requirements through term loan agreements, such as the ITC Holdings Term Loan Agreement executed in April 2009 as discussed in Note 5 to the condensed consolidated financial statements.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $108.4 million and $101.1 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash provided by operating activities was due primarily to higher cash receipts for network revenues and regional cost sharing revenues of $40.2 million and $12.0 million, respectively. These increases were partially offset by $19.7 million of additional interest payments (net of interest capitalized), $18.7 million of additional payments associated with operating expenses and lower point-to-point revenues and lower scheduling control and dispatch revenues of $3.6 million and $1.2 million, respectively, during the six months ended June 30, 2009 compared to the same period in 2008.
Cash Flows From Investing Activities
     Net cash used in investing activities was $214.2 million and $193.3 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash used in investing activities was due primarily to higher levels of capital investment in property, plant and equipment during the six months ended June 30, 2009 compared to the same period in 2008.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $109.1 million and $103.0 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash provided by financing activities was due primarily to borrowings under the ITC Holdings’ Term Loan Agreement for $100.0 million, a net increase of $83.1 million in borrowings under our revolving credit facilities and $21.1 million of additional net proceeds associated with refundable deposits for transmission network upgrades received during the six months ended June 30, 2009 as compared to the same period in 2008. These increases were partially offset by $101.2 million of additional proceeds in 2008 associated with the permanent financing associated with ITC Midwest’s asset purchase in excess of the amounts redeemed in full under the $765.0 million ITC Holdings Bridge Facility and $100.0 million for proceeds received in the April 2008 from the issuance of ITCTransmission’s $100.0 million First Mortgage Bonds, Series D.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2008. There have been no material changes to that information during the six months ended June 30, 2009, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 5 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2008 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,106.8 million at June 30, 2009. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,219.2 million at June 30, 2009. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at June 30, 2009. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at June 30, 2009 would decrease the fair value of debt by $91.5 million, and a decrease in interest rates of 10% at June 30, 2009 would increase the fair value of debt by $100.1 million at that date.
Revolving Credit Agreements
     At June 30, 2009, we had a consolidated total of $141.6 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2009 would increase or decrease the total interest expense by $0.1 million, respectively, for an annual period on a constant borrowing level of $141.6 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2008, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2009.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 18, 2008, IP&L filed a complaint against ITC Midwest with the FERC under Section 206 of the Federal Power Act. The complaint alleged that: (1) the operations and maintenance expenses and administrative and general expenses projected in the 2009 ITC Midwest rate appeared excessive; (2) the true-up amount related to ITC Midwest’s posted network rate for the period through December 31, 2008 would cause ITC Midwest to charge an excessive rate in future years; and (3) the methodology of allocating administrative and general expenses among ITC Holdings’ operating companies was changed, resulting in such additional expenses being allocated to ITC Midwest. Among other things, IP&L’s complaint sought investigative action by the FERC relating to ITC Midwest’s transmission service charges reflected in its 2009 rate, as well as hearings regarding the justness and reasonableness of the 2009 rate (with the ultimate goal of reducing such rate). On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC, so the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals.
ITEM 1A. RISK FACTORS
     Other than as previously updated in our Form 10-Q for the quarter ended March 31, 2009, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of the holders of common stock of ITC Holdings was held on May 20, 2009, at which the shareholders reelected all seven of the directors nominated for election and ratified the appointment of Deloitte & Touche LLP as ITC Holdings’ independent registered public accountants for the fiscal year ended December 31, 2009.
     The following tables set forth the results of the voting at the meeting:

		Total votes
	Total votes	withheld for each
Nominee	for each nominee	nominee
Edward G. Jepsen	44,069,171	520,161
Richard D. McLellan	40,737,274	3,852,058
William J. Museler	44,444,119	145,213
Hazel R. O’Leary	44,459,098	130,234
Gordon Bennett Stewart, III	43,895,248	694,084
Lee C. Stewart	44,015,393	573,939
Joseph L. Welch	43,630,638	958,694

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of Appointment of Deloitte & Touche LLP	44,210,630	326,105	52,597	—
ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
10.83	Form of Employment Agreements between the Registrant and Linda H. Blair, Jon E. Jipping, Edward M. Rahill and Cameron M. Bready (filed with Registrant’s Form 10-K filed on February 26, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 30, 2009

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)