Form 10-Q
period 2009-09-30
ITC Holdings Corp.
filed 2009-10-29
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 23, 2009 was 50,764,839.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2009

DEFINITIONS
       Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;
•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;
•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;
•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;
•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;
•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;
•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;
•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;
•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly owned subsidiary of ITC Holdings;
•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and
•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;
•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;
•	“DTE Energy” are references to DTE Energy Company;
•	“FERC” are references to the Federal Energy Regulatory Commission;
•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;
•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);
•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);
•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;
•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);
•	“NERC” are references to the North American Electric Reliability Corporation;
•	“NOLs” are references to net operating loss carryforwards for income taxes;
•	“RTO” are references to Regional Transmission Organizations; and
•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$54,181	$58,110
Accounts receivable	64,055	57,638
Inventory	32,365	25,077
Deferred income taxes	19,749	—
Regulatory assets— revenue accrual (including accrued interest of $2,203 and $1,637, respectively)	67,533	22,301
Other	4,946	4,147

Total current assets	242,829	167,273
Property, plant and equipment (net of accumulated depreciation and amortization of $992,888 and $925,890, respectively)	2,541,415	2,304,386
Other assets
Goodwill	951,319	951,319
Intangible assets (net of accumulated amortization of $8,319 and $6,050, respectively)	52,668	52,357
Regulatory assets— revenue accrual (including accrued interest of $577 and $1,512, respectively)	31,894	81,643
Regulatory assets— acquisition adjustments (net of accumulated amortization of $26,435 and $22,393, respectively)	76,623	80,665
Other regulatory assets	51,329	39,848
Deferred financing fees (net of accumulated amortization of $8,840 and $8,048, respectively)	21,136	21,410
Other	11,014	15,664

Total other assets	1,195,983	1,242,906

TOTAL ASSETS	$3,980,227	$3,714,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,053	$79,403
Accrued payroll	11,058	10,331
Accrued interest	18,962	37,779
Accrued taxes	10,032	18,104
Deferred income taxes	—	6,476
Refundable deposits from generators for transmission network upgrades	28,649	8,701
Other	2,680	5,384

Total current liabilities	126,434	166,178
Accrued pension and postretirement liabilities	24,938	24,295
Deferred income taxes	233,689	144,889
Regulatory liabilities— revenue deferral	12,336	—
Regulatory liabilities— accrued asset removal costs	170,699	196,656
Other	17,939	5,231
Long-term debt	2,404,439	2,248,253
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 49,992,163 and 49,654,518 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	858,328	848,624
Retained earnings	132,205	81,268
Accumulated other comprehensive loss	(780)	(829)

Total stockholders’ equity	989,753	929,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,980,227	$3,714,565

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
OPERATING REVENUES	$151,328	$163,279	$464,507	$465,809
OPERATING EXPENSES
Operation and maintenance	22,132	33,271	67,792	87,628
General and administrative	9,507	20,640	49,653	59,983
Depreciation and amortization	19,590	23,869	72,325	69,639
Taxes other than income taxes	11,049	10,552	32,759	31,750
Other operating income and expense — net	(7)	515	(7)	(930)

Total operating expenses	62,271	88,847	222,522	248,070

OPERATING INCOME	89,057	74,432	241,985	217,739
OTHER EXPENSES (INCOME)
Interest expense	32,412	30,547	96,666	91,263
Allowance for equity funds used during construction	(3,764)	(2,672)	(9,762)	(8,052)
Other income	(738)	(847)	(2,125)	(1,909)
Other expense	521	1,494	1,487	2,928

Total other expenses (income)	28,431	28,522	86,266	84,230

INCOME BEFORE INCOME TAXES	60,626	45,910	155,719	133,509
INCOME TAX PROVISION	22,808	17,865	58,383	51,282

NET INCOME	$37,818	$28,045	$97,336	$82,227

Basic earnings per common share (Note 6)	$0.76	$0.57	$1.95	$1.68
Diluted earnings per common share (Note 6)	$0.74	$0.55	$1.92	$1.64
Dividends declared per common share	$0.320	$0.305	$0.930	$0.885
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,336	$82,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,325	69,639
Revenue accrual and deferral — including accrued interest	(275)	(51,619)
Deferred income tax expense	57,330	49,644
Allowance for equity funds used during construction	(9,762)	(8,052)
Recognition of ITC Great Plains regulatory assets	(8,191)	—
Other	8,260	8,012
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(4,717)	(15,353)
Inventory	(10,130)	(3,375)
Regulatory assets— revenue accrual including accrued interest	17,136	—
Other current assets	(799)	(1,474)
Accounts payable	(5,360)	11,844
Accrued payroll	234	1,986
Accrued interest	(18,817)	(9,445)
Accrued taxes	(8,038)	(4,456)
Other current liabilities	(2,713)	1,659
Other non-current assets and liabilities, net	2,896	(1,207)

Net cash provided by operating activities	186,715	130,030
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(327,611)	(288,974)
Other	(2,920)	472

Net cash used in investing activities	(330,531)	(288,502)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	657,782
Repayment of long-term debt	—	(765,000)
Borrowings under revolving credit agreements	482,466	480,511
Repayments of revolving credit agreements	(426,529)	(453,500)
Issuance of common stock	2,324	310,237
Common stock issuance costs	—	(797)
Dividends on common stock	(46,389)	(43,793)
Refundable deposits from generators for transmission network upgrades	35,188	14,189
Repayment of refundable deposits from generators for transmission network upgrades	(5,228)	(2,352)
Debt issuance costs	(1,945)	(5,409)

Net cash provided by financing activities	139,887	191,868

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,929)	33,396
CASH AND CASH EQUIVALENTS — Beginning of period	58,110	2,616

CASH AND CASH EQUIVALENTS — End of period	$54,181	$36,012

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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2009	2008
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$112,704	$96,475
Income taxes paid	1,300	1,312
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$36,265	$53,656
Allowance for equity funds used during construction	9,762	8,052

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2009 or 2008, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) was completed. The ASC is the single source of authoritative GAAP, other than guidance put forth by the SEC. All other accounting literature not included in the codification will be considered non-authoritative. We adopted the ASC for the quarterly period ended September 30, 2009 and the references to the superseded FASB pronouncement titles have been removed throughout this Form 10-Q. The adoption of the ASC did not have a material impact on our consolidated financial statements.
Earnings per Share
     Effective January 1, 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered “participating securities” and are included in computing earnings per share using the two-class method. The rights to dividend or dividend equivalents result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. We retroactively adjusted prior period earnings per share computations to reflect the two-class method. Refer to our earnings per share calculation in Note 6.
Business Combinations
     The new guidance for business combinations effective January 1, 2009 set forth by the FASB states that an acquiring entity must recognize all (and only) the assets acquired and liabilities assumed in the transaction and establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and require expense recognition for these costs, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption of this guidance did not have a material effect on our consolidated financial statements; however, it is expected to have a material impact on the accounting for any future business combinations we may consummate.
Fair Value Measurements
     The new guidance set forth by the FASB for fair value measurements clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Adoption of the framework for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements. However, we are required to provide additional disclosure as part of our consolidated financial statements. Effective January 1, 2009, non-financial assets and non-financial liabilities, such as goodwill and intangible assets held by us are measured annually pursuant to new accounting standards for impairment testing purposes. Refer to our fair value measurement disclosure in Note 8.
Derivative Instruments and Hedging Activities
     The new FASB requirements for accounting for derivative instruments and hedging requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements are required in the financial statements. The disclosure requirements did not have a material impact on our consolidated financial statements.
Employers’ Disclosures about Postretirement Benefit Plan Assets
     The new disclosure requirements set forth by the FASB regarding employers’ plan assets include employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets and will be effective for us for the year ending December 31, 2009.
Subsequent Events
     We have incorporated certain guidance that previously existed under generally accepted auditing standards, which requires the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued. We adopted the new guidance in the second quarter of 2009. We evaluated subsequent events through October 29, 2009, which is the date the financial statements were issued. The updated guidance did not have an impact on our financial statements.
Consolidation of Variable Interest Entities
     The new consolidation guidance set forth by the FASB applicable to a variable interest entity (“VIE”) and the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity requires a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE is also required. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE arose only when specific events had occurred. These requirements will be effective for us for in the first quarter of 2010. We are evaluating the expected effect, if any, the guidance will have on our consolidated financial statements.

3. REGULATORY MATTERS
ITC Great Plains
     On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate to apply to ITC Great Plains’ transmission facilities in SPP, including Kansas. The application sought approval of a formula rate for ITC Great Plains as an independent transmission company in SPP. The application also sought incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the Kansas Electric Transmission Authority (“KETA”) Project, which would run from Spearville, Kansas to a point near Hays, Kansas and then northward to Axtell, Nebraska, and the Kansas V-Plan, which would run from Spearville southward to Comanche County, Kansas and then on a northeastern track to Wichita, Kansas. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets. The total capital investment for these two projects is anticipated to be approximately $600 million, depending on a variety of factors.
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
     Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process. During September 2009, ITC Great Plains, FERC Staff and intervening parties reached an agreement in principle to resolve all of the issues set for hearing and Settlement Judge procedures. On October 23, 2009, an offer of settlement was filed with the FERC and is subject to FERC acceptance.
     In July 2009, we recorded approximately $8.2 million of regulatory assets for development expenses incurred by ITC Great Plains through June 30, 2009 that became probable of recovery and recorded a corresponding $8.2 million reduction to operating expenses, primarily to general and administrative expense. Subsequent to the initial recognition of these regulatory assets, we recorded an additional $1.1 million of costs incurred during the third quarter of 2009 directly to regulatory assets. The regulatory asset includes amounts relating to development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses. The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan. In the period in which it becomes probable that future revenues will result from the authorization to recover pre-construction expenses for the Kansas V-Plan, which totaled $0.8 million at September 30, 2009, we will recognize those expenses as regulatory assets.
     In August 2009, ITC Great Plains purchased two electric transmission substations from Mid-Kansas Electric Company LLC with a net book value of $4.7 million. ITC Great Plains now operates the 138-kV Flat Ridge Substation located in Barber County, Kansas and the 230-kV Elm Creek Substation located in Cloud County, Kansas under a transition services agreement with Sunflower Electric Power Corporation. The acquisition received approval from the Kansas Corporation Commission and allows ITC Great Plains to now participate in SPP as a transmission owner. Upon acquisition of these electric transmission assets, ITC Great Plains implemented its cost-based formula rate and recognizes revenues based on its actual net revenue requirement pursuant to Attachment H of the SPP tariff.

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
     Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process. Subsequent to the FERC order, Green Power Express, FERC Staff and intervening parties have participated in settlement discussions before a FERC Administrative Law Judge. Drafts of an offer of settlement and supporting documents that would resolve all of the issues set for hearing in the April 10, 2009 order are under review by the parties and are expected to be filed during the fourth quarter of 2009.
     The total development expenses at Green Power Express through September 30, 2009 that may be recoverable through regulatory assets were approximately $2.9 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the authorization to recover these pre-construction expenses, we would record a reduction to operating expenses and recognize the regulatory assets.
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
     On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC and, therefore, the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals.

Formula Rate Revenue Accruals and Deferrals
     Under their forward-looking formula rates (MISO Attachment O and SPP Attachment H), our Regulated Operating Subsidiaries use forecasted expenses, property, plant and equipment, point-to-point revenues and other items for the upcoming calendar year to establish their projected net revenue requirement and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The forward-looking formula rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year in order to subsequently collect or refund any under-recovery or over-recovery of revenues, as appropriate.
     The true-up mechanisms under our forward-looking formula rates meet the requirements in the ASC for accounting for rate-regulated utilities and the effects of certain alternative revenue programs. Accordingly, revenue is recognized during each reporting period based on actual net revenue requirements calculated using the forward-looking formula rate. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the forward-looking formula rate.
     The changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals were as follows during the nine months ended September 30, 2009:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2008	$17,815	$34,133	$51,768	$—	$103,716
Refund (collection) of 2007 revenue deferral and accrual including interest	177	(17,136)	—	—	(16,959)
Revenue accrual (deferral) for the nine months ended September 30, 2009	(7,212)	(4,939)	10,689	591	(871)
Net interest accrued for the nine months ended September 30, 2009	69	595	477	5	1,146

Balance as of September 30, 2009	$10,849	$12,653	$62,934	$596	$87,032

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$13,640	$14,710	$39,183	$—	$67,533
Non-current assets	4,548	2,999	23,751	596	31,894
Current liabilities	(59)	—	—	—	(59)
Non-current liabilities	(7,280)	(5,056)	—	—	(12,336)

Balance as of September 30, 2009	$10,849	$12,653	$62,934	$596	$87,032

ITCTransmission Depreciation Study
     On September 22, 2009, the FERC accepted a depreciation study filed by ITCTransmission that revised depreciation rates at ITCTransmission. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission primarily due to the revision of asset service lives and cost of removal values.
     For ratemaking purposes, FERC accepted our filing such that the full annual impact of the revised depreciation rates is to be reflected in ITCTransmission’s 2009 revenue requirement. This resulted in a $7.0 million reduction in revenue recognized for the three and nine months ended September 30, 2009, and will result in a reduction in fourth quarter revenues of approximately the same amount. The revised estimate of 2009 annual depreciation expense was reflected in depreciation expense beginning in the third quarter of 2009 and resulted in a reduction of depreciation expense of the $7.0 million for the three and nine months ended September 30, 2009, and will result in a reduction in fourth quarter depreciation expense of approximately the same amount. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITCTransmission’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for both the three and nine months ended September 30, 2009.
     ITCTransmission’s depreciation study also provided additional information on the assumptions used to record ITCTransmission’s estimated regulatory liability for accrued removal costs. As a result of this additional information, we recorded a decrease in our regulatory liability for accrued removal costs of $29.2 million which also decreased property, plant and equipment (net of accumulated depreciation and amortization) by the same amount during the third quarter of 2009.
4. INTANGIBLE ASSETS
     We have recorded intangible assets as a result of the METC acquisition in 2006 of $50.1 million (net of accumulated amortization of $8.3 million) as of September 30, 2009.
     In addition, during 2009, ITC Great Plains recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets was $2.6 million (net of accumulated amortization of less than $0.1 million) as of September 30, 2009.
     During the three months ended September 30, 2009 and 2008, we recognized $0.8 million of amortization expense of our intangible assets and $2.3 million for the nine months ended September 30, 2009 and 2008. We expect the annual amortization of our intangible assets that have been recorded as of September 30, 2009 to be as follows:

(in thousands)
2009	$3,044
2010	3,077
2011	3,077
2012	3,077
2013	3,077
2014 and thereafter	39,592

Total	$54,944

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
     At September 30, 2009, we had $100.0 million outstanding under the Term Loan Agreement. Loans made under the Term Loan Agreement bear interest at a rate equal to LIBOR plus an applicable margin of 3.50% or at a base rate, which is defined as the highest of the prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month period plus 1.0%, in each case plus an applicable margin of 2.50%. Also, in each case, the applicable margin is subject to adjustment from time to time based on credit rating.
Revolving Credit Agreements
     Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndications, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s aggregate commitment to our various agreements of $55.0 million represents 16.2% of our total consolidated revolving credit agreement capacity of $340.0 million. At September 30, 2009, we had $5.3 million outstanding under the agreements relating to Lehman’s participation. Lehman has not funded its share of borrowing notices since its bankruptcy filing and, given the favorable terms of our existing agreements compared to current market conditions, as well as the execution of the Term Loan Agreement, we do not expect to replace Lehman’s commitments on our existing credit agreements.

ITC Holdings Revolving Credit Agreement
     At September 30, 2009, ITC Holdings had $94.4 million outstanding under the ITC Holdings Revolving Credit Agreement (out of a capacity of $107.8 million, net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the agreement was 1.0% at September 30, 2009.
ITCTransmission/METC Revolving Credit Agreement
     At September 30, 2009, ITCTransmission and METC had $19.4 million and $28.6 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of capacities of $88.3 million and $50.5 million, respectively, net of the unfulfilled Lehman commitment) and the weighted-average interest rates of borrowings outstanding under the agreement were 0.6% and 0.6%, respectively, at September 30, 2009.
ITC Midwest Revolving Credit Agreement
     At September 30, 2009, ITC Midwest had $42.8 million outstanding under the ITC Midwest Revolving Credit Agreement (out of a capacity of $43.7 million, net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the agreement was 0.6% at September 30, 2009.
Fair Value of Long Term Debt
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,189.0 million at September 30, 2009. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,219.3 million at September 30, 2009. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at September 30, 2009. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at September 30, 2009 would decrease the fair value of debt by $86.8 million, and a decrease in interest rates of 10% at September 30, 2009 would increase the fair value of debt by $94.7 million at that date.
Revolving Credit Agreements
     At September 30, 2009, we had a consolidated total of $185.2 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2009 would increase or decrease the total interest expense by $0.1 million, respectively, for an annual period assuming a constant borrowing level of $185.2 million.
6. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2009	2008	2009	2008
Numerator:
Net income	$37,818	$28,045	$97,336	$82,227
Less: dividends declared — common shares, restricted shares and deferred stock units	(15,999)	(15,136)	(46,400)	(43,807)

Undistributed earnings	21,819	12,909	50,936	38,420
Percentage allocated to common shares (a)	98.5%	98.9%	98.6%	99.0%

Undistributed earnings — common shares	21,492	12,767	50,223	38,036
Add: dividends declared — common shares	15,754	14,955	45,740	43,355

Numerator for basic and diluted earnings per common share	$37,246	$27,722	$95,963	$81,391

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,217,178	49,019,987	49,170,861	48,436,603
Incremental shares for stock options and employee stock purchase plan	866,059	1,063,677	889,063	1,072,479

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,083,237	50,083,664	50,059,924	49,509,082

Per common share net income:
Basic	$0.76	$0.57	$1.95	$1.68
Diluted	$0.74	$0.55	$1.92	$1.64

(a) Weighted-average common shares outstanding	49,217,178	49,019,987	49,170,861	48,436,603
Weighted-average restricted shares and deferred stock units (participating securities)	764,349	539,100	685,745	489,052

Total	49,981,527	49,559,087	49,856,606	48,925,655

Percentage allocated to common shares	98.5%	98.9%	98.6%	99.0%
     Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common shares shown above excludes the income attributed to our restricted stock and deferred stock units from the numerator and excludes the related shares from the denominator. We retroactively adjusted prior period earnings per share computations so that our historical earnings per share are presented on a consistent basis using the two-class method.
     The retroactive application of the two-class method resulted in a decrease in dilutive earnings per share by $0.01 per share for the three months ended September 30, 2008 and decreases in both basic and dilutive earnings per share amounts by $0.02 per share for the nine months ended September 30, 2008 as compared to the earnings per share calculations used and disclosed in our Form 10-Q for the quarterly period ended September 30, 2008. The retroactive application of the two-class method did not result in a change in the basic earnings per share amounts disclosed for the three months ended September 30, 2008.
     At September 30, 2009 and 2008, we had 2,756,756 and 2,610,715 of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. At September 30, 2009 and 2008, 814,914 and 251,376 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.
7. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
     We have a retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We have contributed $3.2 million to the defined benefit retirement plan in 2009.

     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We have contributed $0.2 million and expect to contribute up to an additional $5.4 million to these supplemental nonqualified, noncontributory, retirement benefit plans in 2009. The investments in trust for the supplemental nonqualified retirement plans of $5.5 million and $4.6 million at September 30, 2009 and December 31, 2008, respectively, are included in other assets on our condensed consolidated statement of financial position.
     Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$660	$498	$2,006	$1,479
Interest cost	406	293	1,268	871
Expected return on plan assets	(247)	(261)	(741)	(777)
Amortization of prior service cost	(10)	(232)	(30)	(686)
Amortization of unrecognized loss	562	455	1,687	1,343

Net pension cost	$1,371	$753	$4,190	$2,230

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $0.6 million and expect to contribute an additional $1.9 million to the postretirement benefit plan in 2009.
     Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$471	$406	$1,381	$1,225
Interest cost	235	167	690	504
Expected return on plan assets	(58)	(54)	(171)	(163)
Amortization of prior service cost	78	145	235	436
Amortization of unrecognized loss	41	—	125	—

Net postretirement cost	$767	$664	$2,260	$2,002

Defined Contribution Plans
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.4 million for both the three months ended September 30, 2009 and 2008, and $1.7 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively.
8. FAIR VALUE MEASUREMENTS
     The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$53,092	$—	$—
Other non current assets — trading securities	5,966	—	—

Total	$59,058	$—	$—

     As of September 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds and equity securities that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.
     As of September 30, 2009, we also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets to be measured at fair value occurred (subsequent to initial recognition) during the nine months ended September 30, 2009. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2008 included in our Form 10-K for such period and Note 4 of this Form 10-Q.
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
Michigan Sales and Use Tax Audit
     The Michigan Department of Treasury (the “Department”) is currently conducting a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008. The Department has raised an issue regarding whether ITCTransmission qualifies for the industrial processing exemption from sales and use tax it has taken beginning January 1, 2007. The industrial processing exemption at issue generally provides an exemption from sales and use tax for an industrial processor or a person performing industrial processing activities for or on behalf of an industrial processor for purchases made by such a business of tangible personal property if the property is used or consumed in the conduct of industrial processing activities.
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
     Based on a Notice of Preliminary Audit Determination received from the Department, it appears likely that the Department will deny the exemption claims and assess additional sales and use tax against ITCTransmission. If an assessment is issued, ITCTransmission will have administrative appeal rights and, if an administrative appeal is unsuccessful, will have a right to litigate any assessment, assuming certain jurisdictional requirements are satisfied, in either the Michigan Tax Tribunal or the Michigan Court of Claims.
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
     The amount of sales and use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2009 is estimated to be approximately $5.0 million, which includes approximately $2.9 million for the audit period April 1, 2005 through June 30, 2008. In the event it becomes appropriate to record additional sales and use tax expense relating to this matter, ITCTransmission would record the additional sales and use tax expense primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases. These higher sales and use tax expenses would be passed on to ITCTransmission’s customers through higher net revenue requirements and resulting rates. Any penalties and interest relating to this matter would potentially not be passed on through rates. The Notice of Preliminary Audit Determination identified $0.4 million of interest and no penalties. METC has also taken the industrial processing exemption, estimated to be approximately $6.0 million for periods still subject to audit subsequent to 2005.
10. SEGMENT INFORMATION
     We identify reportable segments based on the criteria set forth in the ASC regarding disclosures about segments of an enterprise. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. As discussed in Note 3, during the third quarter of 2009, ITC Great Plains acquired electric transmission assets and implemented its cost-based formula rate in SPP to record revenues. As a result, the newly regulated transmission business at ITC Great Plains is now included in the Regulated Operating Subsidiaries segment. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Regulated Operating Subsidiaries	$151,339	$163,304	$464,545	$465,859
ITC Holdings and other	85	69	224	208
Intercompany eliminations	(96)	(94)	(262)	(258)

Total Operating Revenues	$151,328	$163,279	$464,507	$465,809

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Regulated Operating Subsidiaries	$75,180	$68,354	$218,489	$200,279
ITC Holdings and other	(14,554)	(22,444)	(62,770)	(66,770)

Total Income Before Income Taxes	$60,626	$45,910	$155,719	$133,509

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Regulated Operating Subsidiaries (a)	$52,640	$47,103	$151,414	$139,011
ITC Holdings and other	37,818	28,045	97,336	82,227
Intercompany eliminations	(52,640)	(47,103)	(151,414)	(139,011)

Total Net Income	$37,818	$28,045	$97,336	$82,227

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2009	2008

Regulated Operating Subsidiaries	$3,880,725	$3,667,660
ITC Holdings and other	2,594,326	2,354,510
Reconciliations (b)	(45,833)	(3,154)
Intercompany eliminations	(2,448,991)	(2,304,451)

Total Assets	$3,980,227	$3,714,565

(a)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of federal taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. Since METC files together with MTH as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

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
OVERVIEW
     Through our Regulated Operating Subsidiaries, we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. By pursuing this strategy, we strive for high reliability of our systems and to improve accessibility to generation sources of choice, including renewable sources. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems.
     As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using a cost-based formula rate template. Attachment O of the MISO tariff is used by our MISO Regulated Operating Subsidiaries, as discussed in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O.” ITC Great Plains uses Attachment H of the SPP tariff which remains subject to hearing as discussed below under “— Recent Developments — ITC Great Plains — Formula Rate and Incentives”.

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
     We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our Regulated Operating Subsidiaries’ transmission systems to investor-owned utilities such as Detroit Edison, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems.
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and nine months ended September 30, 2009 or may affect future results include:
•	Our capital investment of $300.4 million at our MISO Regulated Operating Subsidiaries ($70.9 million, $110.2 million and $119.3 million at ITCTransmission, METC and ITC Midwest, respectively) during the nine months ended September 30, 2009, primarily to improve system reliability and interconnect new generating resources;

•	our activities at the FERC relating to ITC Great Plains and Green Power Express; and

•	lower peak loads and the resulting effect on cash flows for the nine months ended September 30, 2009, partially as a result of the economic conditions in Michigan.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
     ITC Great Plains
     Formula Rate and Incentives
     On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a forward-looking formula rate to apply to ITC Great Plains’ transmission facilities in the SPP region, including Kansas. The application sought approval of a formula rate for ITC Great Plains as an independent transmission company in the SPP region. The application also sought incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan discussed below. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets. The total capital investment for these two projects is anticipated to be approximately $600 million depending on a variety of factors.
     On March 16, 2009, the FERC issued an order (described in Note 3 to the condensed consolidated financial statements) approving ITC Great Plains’ request for transmission investment incentives. The approval of the application provides ITC Great Plains with the regulatory certainty needed to make significant transmission investments in the SPP region generally and Kansas in particular.
     Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process. During September 2009, ITC Great Plains, FERC Staff and the intervening parties reached an agreement in principle to resolve all of the issues set for hearing and Settlement Judge procedures. On October 23, 2009, an offer of settlement was filed with the FERC and is subject to FERC acceptance.
     In October 2009, SPP made a filing with FERC to include ITC Great Plains’ revenue requirement in its tariff. We anticipate that SPP will begin to bill ITC Great Plains’ 2009 network revenues in December 2009 or January 2010, retroactive to August 18, 2009.
     In July 2009, we recorded approximately $8.2 million of regulatory assets for development expenses incurred by ITC Great Plains through June 30, 2009 that became probable of recovery and recorded a corresponding $8.2 million reduction to operating expenses, primarily to general and administrative expense. Subsequent to the initial recognition of these regulatory assets, we recorded an additional $1.1 million of costs incurred during the third quarter of 2009 directly to regulatory assets. The regulatory asset includes amounts relating to development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses. The regulatory assets recorded at ITC Great Plains doe not include amounts associated with pre-construction costs for the Kansas V-Plan. In the period in which it becomes probable that future revenues will result from the authorization to recover pre-construction expenses for the Kansas V-Plan, which totals $0.8 million at September 30, 2009, we will recognize those expenses as regulatory assets.
     Substation Acquisitions
     In August 2009, ITC Great Plains purchased two electric transmission substations from Mid-Kansas Electric Company LLC with a net book value of $4.7 million. ITC Great Plains now operates the 138-kV Flat Ridge Substation located in Barber County, Kansas and the 230-kV Elm Creek Substation located in Cloud County, Kansas under a transition services agreement with Sunflower Electric Power Corporation. The acquisition received approval from the Kansas Corporation Commission and allows ITC Great Plains to now participate in SPP as a transmission owner. Upon acquisition of these electric transmission assets, ITC Great Plains implemented its cost-based formula rate in SPP to record revenues.
     KETA Project
     On July 13, 2009, ITC Great Plains received siting approval from the Kansas Corporation Commission (“KCC”) to build the first phase of its 345kV KETA Project. This first phase of the project involves the construction of an 89-mile transmission line between Spearville and Hays, Kansas. The KCC siting approval is a critical step in allowing ITC Great Plains to pursue the KETA Project, a 215-mile long transmission line that will run between Spearville, Kansas and Axtell, Nebraska. The siting permit was conditioned upon ITC Great Plains obtaining the authorization to construct the project from SPP. ITC Great Plains is in the process of securing this authorization, as well as other remaining regulatory approvals, to build the first phase of the project while also pursuing the development of the second phase of the project, which will run from Hays, Kansas to the Nebraska border. The final segment of the project from the Nebraska border to Axtell, Nebraska will be completed by Nebraska Public Power District. The cost for ITC Great Plains’ portion of the KETA project is currently estimated to be approximately $175 million. The first phase of the project represents approximately $105 million of this total.
     Kansas V-Plan Project
     On June 1, 2009, ITC Great Plains entered into an agreement with Prairie Wind Transmission, LLC (“Prairie Wind”) to resolve pending regulatory proceedings about who should be authorized to build the 180-mile long transmission line project known as the Kansas V-Plan. On July 24, 2009, the KCC accepted the settlement agreement between ITC Great Plains and Prairie Wind. Under the terms of the settlement agreement, ITC Great Plains and Prairie Wind are each authorized by the KCC to build segments of the Kansas V-Plan, which will run between Spearville and Wichita, Kansas. The agreement stipulates that ITC Great Plains will construct and own two segments of the line, including the first section of line running from Spearville to Comanche County, Kansas and the second section from Comanche County to Medicine Lodge, Kansas. ITC Great Plains will also construct a new substation in Comanche County. Prairie Wind will construct a substation at Medicine Lodge and a third section of line from that substation to a termination point outside of Wichita. Prairie Wind also would be certificated to construct a line from the Kansas V-Plan to the Oklahoma border. The settlement agreement addresses only facilities proposed to be constructed in Kansas. The next steps for this project are expected to include securing siting approvals, resolution of cost allocation issues and project evaluation by the SPP regional planning authority. The Kansas V-Plan is anticipated to be constructed at a voltage of 765 kV if deemed appropriate by SPP. ITC Great Plains estimates it will invest approximately $430 million to construct its portions of the project.
     Hugo to Valliant Project
     On April 7, 2009, Western Farmers Electric Cooperative, an Oklahoma rural electric cooperative corporation, agreed to designate ITC Great Plains as the exclusive party responsible and authorized to construct, own and operate the Hugo-Valliant transmission line and the Hugo 345kV Substation, both located in Oklahoma. The transmission line will be 19 miles of 345kV and the substation will include a new 138/345kV autotransformer. The two projects have an estimated cost of approximately $30 million. On April 28, 2009, SPP approved the novation agreement required by the SPP for the designation to ITC Great Plains by Western Farmers Electric Cooperative. On July 10, 2009, the FERC issued an order approving the novation agreement and ITC Great Plains has commenced right of way acquisition activities.

     Development Bonuses
     During the third quarter of 2009, our Board of Directors authorized and we paid a total of $0.3 million in bonuses to all employees for the successful completion of certain significant regulatory milestones relating to the Hugo to Valliant transmission line project, which were recorded to general and administrative expenses. It is reasonably possible that future development-related bonuses would be authorized and awarded for other development projects.
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
     On April 10, 2009, the FERC issued an order (described in Note 3 to the condensed consolidated financial statements) approving Green Power Express’ request for transmission investment incentives.
     Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process. Subsequent to the FERC order, Green Power Express, FERC Staff and intervening parties have participated in settlement discussions before a FERC Administrative Law Judge. Drafts of an offer of settlement and supporting documents that would resolve all of the issues set for hearing in the April 10, 2009 order are under review by the parties and are expected to be filed during the fourth quarter of 2009.
     The total development expenses through September 30, 2009 that may be recoverable through regulatory assets were approximately $2.9 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the authorization to recover these pre-construction expenses, we would recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period.
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
     Capitalization of Expenses
     During the first quarter of 2009, we reviewed the processes and assumptions used to record our estimates for certain expenses to be capitalized, including compensation and benefits and general business expenses, given our continued focus on making capital investments at our Regulated Operating Subsidiaries and the continuing costs to support these activities. As part of this review, we examined the activities performed by employees to determine which activities were directly and incrementally related to the construction programs at our Regulated Operating Subsidiaries. The activities that were determined to be capitalizable were communicated to employees and a survey process was used to determine the amount of capitalizable costs. As a result of this review, the general and administrative expense and operation and maintenance amounts capitalized thus far during 2009 exceed the amounts capitalized during 2008 and we expect that the amounts capitalized for the remainder of 2009 will continue to exceed the amounts capitalized during 2008. Additionally, during the second quarter of 2009, we began to capitalize depreciation expense for our vehicles and equipment used in the construction process. As a result of the ratemaking model discussed in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O” and the inclusion of operating expenses in the net revenue requirements of our MISO Regulated Operating Subsidiaries, this capitalization would reduce operating expenses and operating revenues by approximately equivalent amounts and therefore is not expected to result in a significant change in net income in 2009 compared to 2008.
Trends and Seasonality
     Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investments in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. The Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems will likely be needed to maintain compliance, improve reliability and address any new standards that could be promulgated.
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

	Capital Investment (b)
	Five-Year Capital	Actual for the nine	Forecast for the	Forecast for the
(in millions)	Investment Program	months ended	year ending	year ending
Regulated Operating Subsidiary	2010-2014(a)	September 30, 2009	December 31, 2009	December 31, 2010
ITCTransmission	$445	$70.9	$75—85	$50—60
METC	750	110.2	120—130	140—155
ITC Midwest	1,147	119.3	125—130	205—225
ITC Great Plains	637	—	—	10—20
Other (c)	91	—	—	—

Total	$3,070	$300.4	$320—345	$405—460

(a)	The expected amounts for our five-year program include estimates for transmission network upgrades for generator interconnections. Due to a high degree of uncertainty as to whether these projects will ultimately be built and because they could replace other transmission projects currently being planned, these estimates for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Transmission and Energy Market Tariff for the project to qualify as a refundable network upgrade, among other factors.

(b)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(c)	Includes Green Power Express and other development initiatives.
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
Monthly Peak Loads, Revenue Accrual and Expense Mitigation Efforts
     Under forward-looking MISO Attachment O and SPP Attachment H, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference. Although this results in no net income impact, operating cash flows are negatively affected.
     One of the primary factors that impact the Attachment O revenue accrual/deferral is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher. ITCTransmission and METC’s monthly peak loads for the nine months ended September 30, 2009 were down 9.8% and 6.4%, respectively, compared to the corresponding totals for 2008. In addition, ITCTransmission and METC’s monthly peak loads during the nine months ended September 30, 2009 were 12.0% and 10.6% lower, respectively, than what had been forecasted in developing the transmission network rates applicable for 2009, due to the unfavorable economic conditions in Michigan. A challenging economic environment in Michigan that results in lower network loads than what had been forecasted in developing the transmission network rates applicable for 2009 would continue to negatively impact our operating cash flows from network revenues in 2009 and result in an Attachment O revenue accrual for 2009, all other factors being equal. Transmission network rates in 2011 at each of our MISO Regulated Operating Subsidiaries would include any Attachment O revenue accrual for any under-recovered amounts relating to 2009, including interest.
     Attachment H of the SPP tariff is billed ratably each month based on the annual projected net revenue requirement of ITC Great Plains and therefore economic conditions and weather do not impact its billed network transmission revenues.

     To offset the impact of lower network load on cash flows and any potential Attachment O revenue accrual relating to 2009, we are engaged in efforts to mitigate operations and maintenance expenses and general and administrative expenses. These expense mitigation efforts have been designed to ensure that we continue to meet our high standards for the reliability and safety of our systems and operations. By seeking to minimize the Attachment O revenue accrual in 2009 that could result from lower than forecasted load, we expect to collect cash in a manner that more closely corresponds with the revenues that we are recording and minimize any deferral of such collection to later periods. This will also benefit our customers by reducing the risk of network rate impact in 2011 associated with historical activities.
Monthly Peak Load (in MW) (a)(b)

	2009			2008			2007
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest (c)
January	7,314	6,009	2,996	7,890	6,215	2,963	7,876	6,051
February	7,176	5,892	2,830	7,715	6,159	2,916	8,170	6,227
March	7,070	5,548	2,723	7,532	5,797	2,756	7,739	6,006
April	6,761	5,113	2,437	6,926	5,223	2,455	7,141	5,473
May	6,801	5,337	2,408	7,051	5,328	2,431	9,927	6,981
June	10,392	8,022	3,504	10,624	7,241	2,888	11,761	8,511
July	8,720	6,512	2,832	11,016	8,042	3,376	11,706	8,672
August	9,846	7,120	3,181	10,890	7,816	3,259	12,087	8,955
September	8,043	6,062	2,529	10,311	7,622	3,191	11,033	7,908
October				6,893	5,514	2,786	10,365	7,524
November				7,205	5,823	2,944	7,812	6,200
December				7,636	6,280	3,003	8,022	6,215	2,706

Total				101,689	77,060	34,968	113,639	84,723	2,706

(a)	Our MISO Regulated Operating Subsidiaries are part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the significant portion of network load within their respective joint rate zone.

(b)	Attachment H of the SPP tariff applicable to ITC Great Plains is billed ratably each month based on the annual projected net revenue requirement of ITC Great Plains and therefore economic conditions and weather do not impact the billed network transmission revenues for ITC Great Plains.

(c)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2009	2008	(decrease)	(decrease)	2009	2008	(decrease)	(decrease)
OPERATING REVENUES	$151,328	$163,279	$(11,951)	(7.3)%	$464,507	$465,809	$(1,302)	(0.3)%
OPERATING EXPENSES
Operation and maintenance	22,132	33,271	(11,139)	(33.5)%	67,792	87,628	(19,836)	(22.6)%
General and administrative	9,507	20,640	(11,133)	(53.9)%	49,653	59,983	(10,330)	(17.2)%
Depreciation and amortization	19,590	23,869	(4,279)	(17.9)%	72,325	69,639	2,686	3.9%
Taxes other than income taxes	11,049	10,552	497	4.7%	32,759	31,750	1,009	3.2%
Other operating income and expenses — net	(7)	515	(522)	(101.4)%	(7)	(930)	923	(99.2)%

Total operating expenses	62,271	88,847	(26,576)	(29.9)%	222,522	248,070	(25,548)	(10.3)%

OPERATING INCOME	89,057	74,432	14,625	19.6%	241,985	217,739	24,246	11.1%
OTHER EXPENSES (INCOME)
Interest expense	32,412	30,547	1,865	6.1%	96,666	91,263	5,403	5.9%
Allowance for equity funds used during construction	(3,764)	(2,672)	(1,092)	40.9%	(9,762)	(8,052)	(1,710)	21.2%
Other income	(738)	(847)	109	(12.9)%	(2,125)	(1,909)	(216)	11.3%
Other expense	521	1,494	(973)	(65.1)%	1,487	2,928	(1,441)	(49.2)%

Total other expenses (income)	28,431	28,522	(91)	(0.3)%	86,266	84,230	2,036	2.4%

INCOME BEFORE INCOME TAXES	60,626	45,910	14,716	32.1%	155,719	133,509	22,210	16.6%
INCOME TAX PROVISION	22,808	17,865	4,943	27.7%	58,383	51,282	7,101	13.8%

NET INCOME	$37,818	$28,045	$9,773	34.8%	$97,336	$82,227	$15,109	18.4%

Operating Revenues
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$131,504	86.9%	$146,884	90.0%	$(15,380)	(10.5)%
Regional cost sharing revenues	10,882	7.2%	4,606	2.8%	6,276	136.3%
Point-to-point	4,172	2.8%	5,845	3.6%	(1,673)	(28.6)%
Scheduling, control and dispatch	4,008	2.6%	4,993	3.0%	(985)	(19.7)%
Other	762	0.5%	951	0.6%	(189)	(19.9)%

Total	$151,328	100.0%	$163,279	100.0%	$(11,951)	(7.3)%

     Network revenues decreased due primarily to lower net revenue requirements at our MISO Regulated Operating Subsidiaries during the three months ended September 30, 2009 as compared to the same period in 2008. Lower net revenue requirements were due primarily to our expense mitigation efforts discussed under “—Trends and Seasonality —Monthly Peak Loads, Revenue Accrual and Expense Mitigation Efforts,” other reductions to operating expenses as a result of higher capitalization discussed under “—Recent Developments —Capitalization of Expenses,” the reduction of depreciation expense as a result of the ITCTransmission depreciation study discussed under Note 3 to the condensed consolidated financial statements and the increase in regional cost sharing revenues. Partially offsetting these decreases was an increase due to higher rate base primarily associated with higher balances of property, plant and equipment in-service.
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
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$409,066	88.0%	$420,500	90.3%	$(11,434)	(2.7)%
Regional cost sharing revenues	30,211	6.5%	11,971	2.6%	18,240	152.4%
Point-to-point	12,493	2.7%	17,806	3.8%	(5,313)	(29.8)%
Scheduling, control and dispatch	11,083	2.4%	13,270	2.8%	(2,187)	(16.5)%
Other	1,654	0.4%	2,262	0.5%	(608)	(26.9)%

Total	$464,507	100.0%	$465,809	100.0%	$(1,302)	(0.3)%

     Network revenues decreased due primarily to lower net revenue requirements at our MISO Regulated Operating Subsidiaries during the nine months ended September 30, 2009 as compared to the same period in 2008. Lower net revenue requirements were due primarily to our expense mitigation efforts, the revised depreciation rates as a result of the depreciation study, other reductions to operating expenses as a result of higher capitalization and the increase in regional cost sharing revenues. Partially offsetting these decreases was an increase to higher rate base primarily associated with higher balances of property, plant and equipment in-service.
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
Revenue accrual (deferral) summary for the nine months ended September 30, 2009

						Total revenue
Line	Item	ITCTransmission	METC	ITC Midwest	ITC Great Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues) (a)	$173,940	$118,002	$116,533	$591
2	Network revenues billed (b)(c)	181,152	122,941	105,844	—

3	Revenue accrual (deferral) (line 1 — line 2)	$(7,212)	$(4,939)	$10,689	$591	$(871)

(a)	The calculation of net revenue requirement for our MISO Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2008 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Setting and Attachment O — Net Revenue Requirement Calculation.” The amount is estimated until such time as FERC Form No. 1’s are completed for our MISO Regulated Operating Subsidiaries and the calculations are filed with and reviewed by MISO each year and posted on OASIS, which provides information by electronic means about transmission rates, available transmission capability for point-to-point service and a process for requesting transmission service on a non-discriminatory basis. The calculation of net revenue requirement for ITC Great Plains is also based on a cost-based formula rate and is estimated until FERC Form No. 1 is completed and will be posted on the SPP OASIS each year.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.520 per kW/month, $2.522 per kW/month and $4.162 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with ITCTransmission’s and METC’s 2007 Attachment O true-up. ITCTransmission’s and METC’s effective transmission rates include their 2007 Attachment O true-up adjustment and associated accrued interest. Amounts billed through ITCTransmission’s effective transmission rate reduced ITCTransmission’s Attachment O regulatory liability associated with the 2007 true-up and accrued interest by $0.2 million during the nine months ended September 30, 2009. Additionally, amounts billed through METC’s effective transmission rate reduced METC’s Attachment O regulatory asset associated with the 2007 true-up and its accrued interest by $17.1 million during the nine months ended September 30, 2009.

(c)	We anticipate that SPP will begin to bill ITC Great Plains’ network revenues in December 2009 or January 2010, retroactive to August 18, 2009, discussed above under “Recent Developments — ITC Great Plains — Formula Rate and Incentives”.
Operating Expenses
Operation and maintenance expenses
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Operation and maintenance expenses decreased by $9.3 million to due to lower field maintenance expenses consisting primarily of reductions in inspections, vegetation management, tower painting, overhead structure maintenance and field operations and training. These items are due in part to the expense mitigation efforts described above under “—Trends and Seasonality — Monthly Peak Loads, Revenue Accrual and Expense Mitigation Efforts.” Operation and maintenance expenses also decreased by $0.6 million for lower control center expenses and $1.9 million as a result of the expense capitalization process discussed above under “—Recent Developments —Capitalization of Expenses.” These decreases were partially offset by higher information technology system maintenance expenses of $0.9 million, due in part to additional operating control room software and expanded financial systems and the additional expenses to support those systems.
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Operation and maintenance expenses decreased by $14.5 million to due to lower field maintenance expenses consisting primarily of reductions in inspections, vegetation management, tower painting, overhead structure maintenance and field operations and training. These items are due in part to the expense mitigation efforts described above. Additionally, there was a $1.5 million decrease due to lower emergency station expenses at ITC Midwest that resulted from the 2008 floods in Iowa. Operation and maintenance expenses also decreased by $5.3 million as a result of the aforementioned expense capitalization process, $0.9 million for lower incentive bonuses for ITC Midwest integration activities and $0.9 million for lower control center expenses. These decreases were partially offset by higher information technology system maintenance expenses of $3.0 million, due in part to additional operating control room software and expanded financial systems and the additional expenses to support those systems.
General and administrative expenses
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     General and administrative expenses decreased by $8.0 million due to the recognition of regulatory assets relating to development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. General and administrative expenses also decreased by $4.4 million due to lower business expenses and professional advisory and consulting services resulting, in part, from our expense mitigation efforts described above and $2.7 million as a result of the aforementioned expense capitalization process. Partially offsetting the decreases was an increase of $1.8 million due to higher compensation and benefits expenses, due in part to personnel additions, stock compensation expense associated with our 2008 and 2009 long term incentive plan grants and net pension cost detailed in Note 7 to the condensed consolidated financial statements. In addition, there was an increase of $1.0 million for salaries, benefits and general business expenses associated with increased development activities at ITC Grid Development and Green Power Express, which are not included in the increases explained above.
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     General and administrative expenses decreased by $8.0 million due to the recognition of regulatory assets relating to development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. In addition, general and administrative expenses decreased by $8.5 million as a result of the aforementioned expense capitalization process and $3.8 million due to lower business expenses and professional advisory and consulting services resulting, in part, from our expense mitigation efforts described above. Partially offsetting the decrease was an increase of $4.5 million due to higher compensation and benefits expenses, due in part to personnel additions, stock compensation expense associated with our 2008 and 2009 long term incentive plan grants and net pension cost detailed in Note 7 to the condensed consolidated financial statements. In addition, there was a $4.4 million increase for salaries, benefits and general business expenses associated with increased development activities at ITC Grid Development and Green Power

Express, which are not included in the increases explained above.
Depreciation and amortization expenses
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Depreciation and amortization expenses at our Regulated Operating Subsidiaries decreased during the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to the ITCTransmission depreciation study described in Note 3 to the condensed consolidated financial statements, which revised the depreciation rates used to calculate depreciation expense for the entire 2009 calendar year at ITCTransmission and resulted in a reduction of depreciation expense of $7.0 million. Partially offsetting this decrease was an increase in depreciation expense due to a higher depreciable base resulting from property, plant and equipment additions.
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Depreciation and amortization increased during the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to a higher depreciable asset base resulting from property, plant and equipment additions. The increase was partially offset by the ITCTransmission depreciation study as described above and the capitalization of $2.8 million of depreciation expense described previously under “—Recent Developments — Capitalization of Expenses.”
Taxes other than income taxes
     Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008
     Taxes other than income taxes increased during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 due to higher property tax expenses due primarily to our MISO Regulated Operating Subsidiaries’ 2008 capital additions, which are included in the assessments for 2009 personal property taxes.
Other Expenses (Income)
     Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008
     Interest expense increased for the three and nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to additional interest expense associated with the December 2008 issuances of METC’s $50.0 million Senior Secured Notes and ITC Midwest’s $40.0 million and $35.0 million First Mortgage Bonds, Series B and Series C, respectively, ITC Holdings’ two year Term Loan Agreement, an unguaranteed, unsecured $100.0 million term facility executed in April 2009 and the April 2008 issuance of ITCTransmission’s $100.0 million First Mortgage Bonds, Series D. These increases were partially offset by lower interest expense as a result of lower interest rates under our revolving credit agreements.
Income Tax Provision
     Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008
     Our effective tax rates for the three months ended September 30, 2009 and 2008 are 37.6% and 38.9%, respectively. Additionally, our effective tax rates for the nine months ended September 30, 2009 and 2008 are 37.5% and 38.4%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $2.5 million (net of federal deductibility) recorded during the three months ended September 30, 2009 and 2008 and $6.5 million (net of federal deductibility) recorded during the nine months ended September 30, 2009 and 2008, offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC Equity”). The state income tax provision primarily results from the Michigan Business Tax. The amount of income tax expense relating to AFUDC Equity is recognized as a regulatory asset and not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents, amounts available under our revolving credit agreements, proceeds from the ITC Holdings Term Loan Agreement (discussed in Note 5 to the condensed consolidated financial statements) and proceeds from issuance of stock under our Sales Agency Financing Agreement (the

“SAFE Agreement”) entered into in June 2008. The SAFE Agreement allows us to issue and sell up to $150 million of our common shares in the market from time to time through June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. In addition, we may secure debt and equity funding in the financial markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “-Trends and Seasonality.”

•	Fund business development expenses and related capital expenditures. We are pursuing development activities described above under “- Recent Developments — Green Power Express” as well as at ITC Grid Development that will continue to result in the incurrence of development expenses and could result in significant future capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase during 2009 compared to 2008 as a result of additional debt incurred in 2008 and 2009 to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 7 to the condensed consolidated financial statements. The impact of the growth in the number of participants in our retirement benefit plans, the recent financial market conditions that have caused a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.
     In addition to the expected capital requirements above, an adverse determination relating to the sales and use tax exemption as described in Note 9 to the condensed consolidated financial statements would result in additional capital requirements.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of September 30, 2009, we had consolidated indebtedness under our revolving credit agreements of $185.2 million, with unused capacity under the agreements of $154.8 million, or $105.1 million of unused capacity if reduced by the undrawn portion of Lehman’s commitment of $49.7 million described below. In addition, as of September 30, 2009, we had $54.2 million of cash and cash equivalents on hand, which exceeds the amounts that we would typically maintain for operating purposes, in the event conditions in the credit markets worsen.
     We do not expect the recent events in the capital markets to have a significant impact on our short-term liquidity, due to the diverse bank group within our revolving credit agreement syndication. However, Lehman, a member of our revolving credit agreement syndications, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s aggregate commitment to our various agreements of $55.0 million represented 16.2% of our total revolving credit agreements capacity of $340.0 million and we had $5.3 million outstanding under the agreements at September 30, 2009 relating to Lehman’s participation. We do not expect that we will replace Lehman’s commitments to our existing credit facilities given the favorable terms of our existing agreements compared to current market conditions. However, we believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements. Additionally, we believe we will be able to access the financial markets for other short-term capital requirements through term loan agreements, such as the ITC Holdings Term Loan Agreement executed in April 2009 as discussed in Note 5 to the condensed consolidated financial statements.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $186.7 million and $130.0 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received for operating revenues of $61.8 million as well as a reduction in payments for operating expenses of $12.0 million. These increases were partially offset by $16.2 million of additional interest payments (net of interest capitalized), during the nine months ended September 30, 2009 compared to the same period in 2008.
Cash Flows From Investing Activities
     Net cash used in investing activities was $330.5 million and $288.5 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash used in investing activities was due primarily to higher levels of capital investment in property, plant and equipment during the nine months ended September 30, 2009 compared to the same period in 2008.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $139.9 million and $191.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash provided by financing activities was due primarily to $101.2 million of additional proceeds in 2008 associated with the permanent financing for the ITC Midwest asset purchase in excess of the amounts redeemed in full under the $765.0 million ITC Holdings Bridge Facility, as well as $100.0 million for proceeds received in April 2008 from the issuance of ITCTransmission’s $100.0 million First Mortgage Bonds, Series D. These decreases were partially offset by borrowings under the ITC Holdings’ Term Loan Agreement for $100.0 million, a net increase of $28.9 million in borrowings under our revolving credit facilities and $18.1 million of additional net proceeds associated with refundable deposits for transmission network upgrades during the nine months ended September 30, 2009 as compared to the same period in 2008.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2008. There have been no material changes to that information during the nine months ended September 30, 2009, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 5 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2008 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,189.0 million at September 30, 2009. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,219.3 million at September 30, 2009. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at September 30, 2009. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at September 30, 2009 would decrease the fair value of debt by $86.8 million, and a decrease in interest rates of 10% at September 30, 2009 would increase the fair value of debt by $94.7 million at that date.

Revolving Credit Agreements
     At September 30, 2009, we had a consolidated total of $185.2 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2009 would increase or decrease the total interest expense by $0.1 million, respectively, for an annual period on a constant borrowing level of $185.2 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2008, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2009.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as previously updated in our Form 10-Q for the quarter ended March 31, 2009, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.
ITEM 6.
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
Dated: October 29, 2009

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)