Form 10-K
period 2009-12-31
ITC Holdings Corp.
filed 2010-02-25
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32576

ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information, statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2009 was approximately $2.2 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 19, 2010 was 50,099,808.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.

Form 10-K for the Fiscal Year Ended December 31, 2009

DEFINITIONS

Unless otherwise noted or the context requires, all references in this report to:

ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.

Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“ICC” are references to the Illinois Commerce Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MOPSC” are references to the Missouri Public Service Commission;

•	“MPSC” are references to the Michigan Public Service Commission;

•	“MPUC” are references to the Minnesota Public Utilities Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“OCC” are references to Oklahoma Corporation Commission;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States and of which ITC Great Plains is a member.

PART I

ITEM 1.	BUSINESS.

Overview

Our business consists primarily of the operations of our Regulated Operating Subsidiaries. In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. ITCTransmission was originally formed in 2001 as a subsidiary of Detroit Edison, an electric utility subsidiary of DTE Energy, and was acquired in 2003 by ITC Holdings. METC was originally formed in 2001 as a subsidiary of Consumers Energy, an electric and gas utility subsidiary of CMS Energy Corporation, and was acquired in 2006 by ITC Holdings. ITC Midwest was formed in 2007 by ITC Holdings to acquire the transmission assets of IP&L in December 2007. ITC Great Plains was formed in 2006 by ITC Holdings and became a FERC-jurisdictional entity in 2009 after acquiring certain electric transmission assets in Kansas.

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

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using a cost-based formula rate template. Attachment O of the MISO tariff is used by our MISO Regulated Operating Subsidiaries, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.” ITC Great Plains uses a formula rate that is included in Attachment H of the SPP tariff as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — ITC Great Plains — Formula Rate and Incentives.”

Development of Business

We are pursuing strategic development opportunities for transmission construction related to building super-regional transmission facilities, primarily to improve overall grid reliability, lower electricity congestion, enhance competitive markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources. For example, we announced a project in 2009, known as the Green Power Express project, consisting of a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765 kV) transmission. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express and, therefore, expects to invest in only a portion of the total project cost. In addition to the Green Power Express project, based on proposals by RTOs, including MISO and the SPP, we are exploring additional strategic opportunities to upgrade the transmission grid within the MISO and SPP regions and surrounding regions with a backbone transmission network. Based on the anticipated growth of wind generation resources, we also foresee the need to construct additional transmission facilities that will provide interconnection opportunities for those wind facilities. The backbone transmission network, transmission for wind interconnection and for interconnection of other renewable generating facilities may provide additional investment opportunities. Further, we are pursuing the opportunity to invest in two projects in Kansas, through ITC Great Plains, known as the Spearville-Knoll-Axtell transmission project (the “KETA Project”) and the Kansas V-Plan transmission project running from Spearville substation near Dodge City to Wichita. The capital investment for these two projects is anticipated to be $600 million. ITC Great Plains has established a formula rate for these two projects and other projects within the SPP region. We are also exploring opportunities to build a new 765 kV transmission facility across the southern portion of Michigan’s Lower Peninsula. We cannot predict if or when these investment opportunities will begin, or their duration. Refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors — Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”

Segments

We have one reportable segment consisting of our Regulated Operating Subsidiaries. Additionally, we have other subsidiaries focused primarily on business development activities and a holding company whose activities include corporate debt and equity financings and general corporate activities. A more detailed discussion of our reportable segment, including financial information about the segment, is included in Note 17 to the consolidated financial statements.

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

Asset Planning works closely with MISO and SPP in the development of our system expansion capital plans by performing technical evaluations and detailed studies. As the regional planning authorities, MISO and SPP review regional system improvement projects by their members, including our Regulated Operating Subsidiaries.

Engineering, Design and Construction

Our Engineering, Design and Construction group is responsible for design, equipment specifications, maintenance plans and project engineering for capital, operation and maintenance work. We work with outside contractors to perform some of our engineering and design and all of our construction, but retain internal technical experts who have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems. This internal expertise allows us to effectively manage outside contractors.

Maintenance

We develop and track preventive maintenance plans to promote safe and reliable systems. By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability. Our Regulated Operating Subsidiaries contract with Utility Lines Construction, which is a division of Asplundh Tree Expert Co., to perform the majority of their maintenance. The agreements provide us with access to an experienced and scalable workforce with knowledge of our system at an established rate. The agreements are scheduled to terminate on August 29, 2013, but automatically renew for additional five year terms unless terminated by either party.

Real Time Operations

System Operations.  From our operations control room facility in Novi, Michigan, transmission system coordinators continuously monitor the performance of the transmission systems of our MISO Regulated Operating Subsidiaries transmission systems, using state of the art computer and communication systems to perform analysis to plan for contingencies and maintain security and reliability following any unplanned events on the system. Transmission system coordinators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.

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

Transition Services Agreement.  ITC Midwest is party to a Transition Services Agreement with IP&L (the “IP&L TSA”), dated as of December 20, 2007, under which IP&L performs operations of the 34.5 kV transmission system on behalf of ITC Midwest. The system operations services related to the 34.5 kV transmission system and the associated detailed billing service have been extended through December 31, 2010. The agreement can also be terminated by mutual agreement of the parties. Subsequent to the termination of the TSA. ITC Midwest expects to perform the activities covered under the TSA or enter into an operating agreement for these services.

ITC Great Plains

Transition Services Agreement.  Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Transition Services Agreement (the “Mid-Kansas TSA”), dated as of August 18, 2009. The Mid-Kansas TSA identifies the operations and accounting services Mid-Kansas has agreed to perform related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains has purchased from Mid-Kansas. The services will be provided for 12 months from the date of the agreement. The agreement can also be terminated by mutual agreement of the parties. Subsequent to the termination of the Mid-Kansas TSA and any subsequent extensions, ITC Great Plains expects to perform the activities covered under the agreement or enter into an operating agreement for these services.

ITC Great Plains also has various interconnection agreements with generation and transmission providers that address terms and conditions of interconnection.

Regulatory Environment

Many regulators and public policy makers support the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption combined with historically inadequate transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the Northeastern and Midwestern United States and Ontario, Canada, the Department of Energy (the “DOE”) established the Office of Electric Transmission and Distribution, focused on working with reliability experts from the power industry, state governments, and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing financial incentives, such as increasing the return on equity for transmission-only companies to a level that is greater than that of traditional utilities.

The FERC has issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electric transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically-integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this potential discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a transmission owner or operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.

On August 8, 2005, the Energy Policy Act was enacted, which requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against these reliability standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. In addition, the FERC has finalized rules under which our Regulated Operating Subsidiaries may qualify for rate incentives to invest in transmission infrastructure. Our Regulated Operating Subsidiaries may also be eligible for federal assistance in the siting of such infrastructure. Finally, the Energy Policy Act repealed the Public Utility Holding Company Act of 1935, which was replaced by the Public Utility Holding Company Act of 2005. It also subjected utility holding companies to regulations of the FERC related to access to books and records, and amended Section 203 of the FPA to provide explicit authority for the FERC to review mergers and consolidations involving utility holding companies in certain circumstances.

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

RTOs such as MISO and SPP monitor electric reliability and are responsible for coordinating the operation of the wholesale electric transmission system and ensuring fair, non-discriminatory access to the transmission grid.

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

ITCTransmission and METC

Michigan

The MPSC has jurisdiction over the siting of transmission facilities. Additionally, pursuant to Michigan Public Acts 197 and 198 of 2004, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.

ITCTransmission and METC are also subject to the regulatory oversight of the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources and certain local authorities for compliance with all environmental standards and regulations.

ITC Midwest

Iowa

ITC Midwest is not a public utility subject to the IUB’s statutory jurisdiction to regulate a public utility’s rates and services pursuant to Iowa Code ch. 476. Iowa Code ch. 478, however, provides that the IUB has the power of supervision over the construction, operation, and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa Code ch. 478 further provides that any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use. A city has the power, pursuant to Iowa Code ch. 364, to grant a franchise to erect, maintain, and operate transmission facilities within the city, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.

ITC Midwest also is subject to the regulatory oversight of certain state agencies (including the Iowa Department of Natural Resources) and certain local authorities with respect to the issuance of environmental, highway, railroad, and similar permits.

Minnesota

The MPUC does not have jurisdiction to regulate ITC Midwest’s rates or terms and conditions of service. However, the MPUC has jurisdiction over the siting and routing of new transmission lines or upgrades of existing lines through Minnesota’s Certificate of Need and Route Permit Processes. Transmission companies are also required to participate in the State’s Biennial Transmission Planning Process and are subject to the state’s preventative maintenance requirements. Pursuant to Minnesota law, ITC

Midwest has the right as an independent transmission company to condemn property in the State of Minnesota for the purpose of building new transmission facilities.

ITC Midwest is also subject to the regulatory oversight of the Minnesota Pollution Control Agency, the Minnesota Department of Natural Resources, the MPUC in conjunction with the Department of Commerce/Office of Energy Security, and certain local authorities for compliance with applicable environmental standards and regulations.

Illinois

The ICC does not have jurisdiction to regulate ITC Midwest’s rates or terms and conditions of service, but the ICC does exercise jurisdiction over siting of new transmission lines through its requirements for Certificates of Public Convenience and Necessity and Right-Of-Way acquisition that apply to construction of new or upgraded facilities.

ITC Midwest also is subject to the regulatory oversight of the Illinois Environmental Protection Agency, the Illinois Department of Natural Resources, the Illinois Pollution Control Board and certain local authorities for compliance with all environmental standards and regulations.

Missouri

The MOPSC does not have jurisdiction to regulate the Company’s rates, terms or conditions of service. However, because ITC Midwest is a “public utility” and an “electrical corporation” under Missouri law, the MOPSC has jurisdiction to determine whether ITC Midwest may operate in such capacity. In this regard, on August 30, 2007, the MOPSC granted ITC Midwest a certificate of public convenience and necessity to own, operate and maintain a 161 kV transmission line of approximately 9.5 miles located in Clark County, Missouri which connects the former IP&L’s transmission substation in Keokuk, Iowa with Ameren Energy Generating Company’s transmission substation near Wayland, Missouri. The MOPSC also exercises jurisdiction with regard to other non-rate matters affecting this Missouri asset such as transmission substation construction, general safety and the transfer of the franchise or property.

ITC Midwest is also subject to the regulatory oversight of the Missouri Department of Natural Resources for compliance with all environmental standards and regulations relating to this transmission line.

ITC Great Plains

Kansas

ITC Great Plains is a “public utility” in Kansas and an “electric utility” pursuant to state statutes, however, the KCC does not have jurisdiction to regulate the ITC Great Plains’ rates, terms or conditions of service. The KCC issued an order approving the issuance of a limited certificate of convenience to ITC Great Plains for the purposes of building, owning and operating SPP transmission projects in Kansas. In addition to its certificate authority, the KCC has jurisdiction over the siting of electric transmission lines. At this time, ITC Great Plains owns and operates assets in Kansas consisting of the 138 kV Flat Ridge and 230 kV Elm Creek electric substations.

ITC Great Plains is also subject to the regulatory oversight of the Kansas Department of Health and Environment for compliance with all environmental standards and regulations relating to the construction phase of any transmission line.

Oklahoma

The OCC does not have jurisdiction to regulate ITC Great Plains’ rates, terms or conditions of service, as those processes are preempted by regulation of the FERC. On September 11, 2008, ITC Great Plains received approval from the OCC to operate in Oklahoma, pursuant to Oklahoma Statutes as an electric public utility providing only transmission services. The OCC does not exercise jurisdiction over the siting of any transmission lines.

ITC Great Plains may be subject to the regulatory oversight of Oklahoma Department of Environmental Quality for compliance with environmental standards and regulations relating to construction of proposed transmission lines

ITC Great Plains does not currently own or operate transmission facilities in Oklahoma, but is preparing to construct an approximately 19 mile 345 kV transmission line and associated facilities in southeastern Oklahoma, known as the Hugo to Valliant project discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Sources of Revenue

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Revenues” for a discussion of our principal sources of revenue.

Seasonality

The cost-based formula rates with a true-up mechanism in effect for all our Regulated Operating Subsidiaries, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True- Up Mechanism,” mitigate the seasonality of net income for our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference and this results in no net income impact.

Operating cash flows are seasonal at our MISO Regulated Operating Subsidiaries, in that cash received for revenues is typically higher in the summer months when peak load is higher.

Principal Customers

Our principal transmission service customers are Detroit Edison, Consumers Energy and IP&L, which accounted for approximately 37.7%, 23.6% and 22.5%, respectively, of our total operating revenues for the year ended December 31, 2009. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2009 Attachment O revenue accruals and deferrals that were included in our 2009 operating revenues, but will not be billed to our customers until 2011. We have assumed that the Attachment O revenues billed to these customers in 2011 would be in the same proportion of the respective percentages of network revenues billed to them in 2009. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may have allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.

Billing

MISO is responsible for billing and collection for transmission services and administers the transmission tariff in the MISO service territory. As the billing agent for our MISO Regulated Operating Subsidiaries, MISO bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.

SPP is responsible for billing and collection for transmission services and administers the transmission tariff in the SPP service territory of which ITC Great Plains is a member. As the billing agent for ITC Great Plains, SPP independently administers the transmission tariff.

Competition

Each of our MISO Regulated Operating Subsidiaries is the only transmission system in its respective service area and, therefore, effectively has no competitors. For our subsidiaries focused on development opportunities for capital projects in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by deciding to pursue capital projects that we are pursuing. Because our subsidiaries are currently the only transmission companies that are independent from electricity market participants, we believe we are best able to develop these projects in a non-discriminatory manner. However, there are no assurances we will be selected to develop projects that other entities are also pursuing. Our development expenses are recorded to operating expenses unless and until the FERC allows us recovery of such expenses and they are probable of recovery.

Employees

As of December 31, 2009, we had 413 employees. We consider our relations with our employees to be good.

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

Filings Under the Securities Exchange Act of 1934

Our internet address is www.itc-holdings.com. You can access free of charge on our web site all of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are available as soon as practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”). Also on our web site are our:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics; and

•	Committee Charters for the Audit and Finance Committee, Compensation Committee and Nominating/Corporate Governance Committee.

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Treasurer and Chief Financial Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our web site within the required periods. The information on our web site is not incorporated by reference into this report.

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

Risks Related to Our Business

Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s acquisition of IP&L’s electric transmission assets) that could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved our MISO Regulated Operating Subsidiaries’ use of the rate setting formula under Attachment O. In addition, FERC has approved the formula rate of ITC Great Plains, but it has not expressly approved the amount of actual capital and operating expenditures to be used in either formula rate. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the formula rate mechanisms, ITCTransmission’s, METC’s, ITC Midwest’s and ITC Great Plains’ respective allowed 13.88%, 13.38%, 12.38% and 12.16% rates of return on the actual equity portion of their respective capital structures, and the data inputs provided by our Regulated Operating Subsidiaries for calculation of each year’s rate, are subject to challenge by interested parties at the FERC in a proceeding under Section 206 of the FPA. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make appropriate prospective adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed.

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

On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, finding that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and to establish that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC; therefore the April 16 order remains subject to rehearing and ultimately to an appeal within 30 days of any decision on rehearing.

The FERC’s order approving our acquisition of METC was conditioned upon ITCTransmission and METC not recovering “merger-related costs” in their rates, as described in the order, unless a separate informational filing is submitted to the FERC. The informational filing, which could be challenged by interested parties, would need to identify those costs and show that such costs are outweighed by the benefits of the acquisition. Determinations by ITCTransmission or METC that expenses included in Attachment O for recovery are not acquisition related costs are also subject to challenge by interested parties at the FERC. If challenged at the FERC and ITCTransmission or METC fail to show that costs included for recovery are not merger-related, this also could result in lowered rates and/or refunds of amounts collected. We have not sought recovery of merger-related costs at ITCTransmission or METC.

Under the FERC’s order approving ITC Midwest’s asset acquisition, ITC Midwest agreed to a hold harmless commitment in which no acquisition premium will be recovered in rates, nor will ITC Midwest recover through transmission rates any transaction-related costs that exceed demonstrated transaction-related savings for a period of five years. If during the five year period ITC Midwest seeks to recover transaction-related costs through Attachment O, ITC Midwest must make an informational filing at the FERC that identifies the transaction-related costs sought to be recovered and demonstrates that those costs are exceeded by transaction-related savings. If challenged at the FERC and ITC Midwest fails to show that transaction-related costs included for recovery do not exceed transaction-related savings, ITC Midwest could be subject to lowered rates and/or refunds of amounts previously collected. Additionally, in Iowa and Minnesota, as part of the regulatory approval process, ITC Midwest committed not to recover the first $15.0 million in transaction-related costs under any circumstances. We have not sought recovery of transaction-related costs at ITC Midwest.

In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two construction projects intended to improve the reliability and efficiency of our electric transmission system. ITC Midwest agreed to use commercially reasonable efforts to complete these projects prior to December 31, 2009 and 2011, respectively. The project that was required to be completed prior to December 31, 2009 was completed by that deadline. In the event ITC Midwest fails to meet the remaining commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure will be reduced to 10.39% under Attachment O until such time as it completes these projects and ITC Midwest will refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% ROE had been used in Attachment O. Any of the events described above could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

Each of our Regulated Operating Subsidiaries’ rate base, revenues and earnings are determined in part by additions to property, plant and equipment when placed in service. We anticipate making capital investments of approximately $3 billion for the period January 1, 2010 through December 31, 2014. The expected amounts of capital investment over the period beginning January 1, 2010 through December 31, 2014 include estimated transmission network upgrades for generator interconnections. The amounts for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff for the project to qualify as a refundable network upgrade, among other factors.

We expect to make significant investments at our Regulated Operating Subsidiaries in 2010, including capital investments for transmission network upgrades. Our expected capital investments in our Regulated Operating Subsidiaries for the year ended December 31, 2010 could change significantly due to the uncertainty around capital investments for transmission network upgrades for generator interconnections as described above. If our Regulated Operating Subsidiaries’ capital expenditures and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our Regulated Operating Subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.

In addition, we are pursuing broader strategic development investment opportunities for transmission construction related to building super-regional transmission facilities, interconnections for wind generation and other renewable resources, and other investment opportunities. The incumbent utilities or other entities with transmission development initiatives may compete with us by deciding to pursue capital projects that we are pursuing. These estimates of potential investment opportunities are based primarily on foreseeable transmission needs and general transmission construction costs, not necessarily on particular project cost estimates.

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

The formula rate templates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements will be used by our Regulated Operating Subsidiaries for that purpose until and unless the FERC determines that such rate formula is unjust and unreasonable or that another mechanism is more appropriate. Such determinations could result from challenges initiated at the FERC by interested parties, by the FERC on its own initiative in a proceeding under Section 206 of the FPA or by a successful application initiated by any of our Regulated Operating Subsidiaries under Section 205 of the FPA. End-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially.

Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a transmission owner in MISO or SPP. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could shift new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. We cannot predict whether, and to what extent, our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future.

If the network load or point-to-point transmission service on our MISO Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

If the network load or point-to-point transmission service on our MISO Regulated Operating Subsidiaries’ transmission systems is lower than expected due to weather, a weak economy, changes in the nature or composition of the transmission grids of our MISO Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our MISO Regulated Operating Subsidiaries’ formula rate mechanism.

Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Detroit Edison accounted for 83.8% of ITCTransmission’s total operating revenues for the year ended December 31, 2009 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for 78.0% of METC’s total operating revenues for the year ended December 31, 2009, and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB-/stable and Baa2/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for 82.6% of ITC Midwest’s total operating revenues for the year ended December 31, 2009 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated BBB+/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2009 Attachment O revenue accruals and deferrals that were included in our 2009 operating revenues, but will not be billed to our customers until 2011. We have assumed that the Attachment O revenues billed to these customers in 2011 would be in the same proportion of the respective percentages of network revenues billed to them in 2009.

Any material failure by Detroit Edison, Consumers Energy or IP&L to make payments for transmission services could adversely affect our financial condition and results of operations and our ability to service our debt obligations, and could impact the amount of dividends we pay our stockholders.

METC does not own the majority of the land on which its transmission assets are located. Additionally, a significant amount of the land on which ITCTransmission’s and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission’s and ITC Midwest’s other property consists of easements. As a result, ITCTransmission, METC and ITC Midwest must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

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

ITC Midwest has an operating service agreement with IP&L, the IP&L TSA, which governs the operation of ITC Midwest’s 34.5 kV transmission system. The IP&L TSA’s initial term expired, but ITC Midwest exercised its option under the IP&L TSA to extend the system operations services and an associated billing service to December 31, 2010. The IP&L TSA can be terminated by mutual agreement of the parties. If the FERC were to terminate this agreement prematurely, or if this agreement is terminated or fails to be renewed for any other reason at any time when ITC Midwest is unprepared for such termination, ITC Midwest may face difficulty finding a qualified replacement work force to provide such services, which could have a material adverse effect on its ability to carry on its business and on its results of operations.

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

Our Regulated Operating Subsidiaries have incurred expenses in connection with environmental compliance, and we anticipate that each will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to each could result in significant civil or criminal penalties and remediation costs. Our Regulated Operating Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of our Regulated Operating Subsidiaries’ facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered or threatened species. In addition, certain properties in which our Regulated Operating Subsidiaries operate are, or are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore, our business, financial condition and results of operations.

In addition, claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines. We cannot assure you that such claims will not be asserted against us or that, if determined in a manner adverse to our interests, such claims would not have a material adverse effect on our business, financial condition and results of operations.

Our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries are required to comply with various regulations, laws, and standards.

The various regulatory requirements we are subject to include reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements in respect of real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 to a maximum of $1.0 million per day, depending on the severity of the violation. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our Regulated Operating Subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our financial condition, results of operations and cash flows.

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows.

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, our Regulated Operating Subsidiaries’ transmission facilities and Detroit Edison’s, Consumers Energy’s and IP&L’s generation and distribution facilities, may be at risk of future terrorist attacks. In addition to the increased costs associated with heightened security requirements, such events may have an adverse effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business, financial condition and cash flows.

Risks Relating to Our Structure and Financial Leverage

ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the stock and membership interests in our Regulated Operating Subsidiaries and our other subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash on hand. Our only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from time to time from our Regulated Operating Subsidiaries and our other subsidiaries and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and our other subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. The payment of dividends is within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors deems relevant.

We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

We are highly leveraged and our consolidated indebtedness consists of various outstanding debt securities and borrowings under various revolving credit agreements. This capital structure can have several important consequences, including, but not limited to, the following:

•	If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our Regulated Operating Subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, our senior or subordinated creditors and the senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•	Our revolving credit facilities mature in March 2012 for ITC Holdings, ITC Transmission and METC and in January 2013 for ITC Midwest. Our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.

•	Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndications, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman has not funded its share of borrowing notices since its bankruptcy filing and, given the favorable terms of our existing agreement compared to current market conditions, we do not expect to replace Lehman’s commitments on our existing credit agreements. As such, our capacity to borrow under our currently outstanding revolving credit facilities has been reduced by Lehman’s aggregate commitment of $55.0 million.

•	Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and other expenses or investments planned by us and could adversely affect our business, financial condition, cash flows and results of operations.

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

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	create and acquire subsidiaries; and

•	pay dividends or make distributions on our and ITCTransmission’s capital stock and METC’s, ITC Midwest’s, and ITC Great Plains’ member capital.

The revolving credit agreements, ITC Holdings’ senior notes, ITCTransmission’s first mortgage bonds, ITC Midwest’s first mortgage bonds and METC’s senior secured notes require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

Adverse changes in our credit ratings may negatively affect us.

Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining our credit ratings. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving credit agreements.

The amount of our federal income tax NOLs that we may use to reduce our tax liability in any given period is limited.

As of December 31, 2009, we had estimated federal income tax NOLs of $266.9 million, resulting in part from accelerated depreciation methods for property, plant and equipment for income tax reporting purposes. These federal income tax NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its federal income tax NOLs to reduce its tax liability. We are subject to annual limitations on the use of such federal income tax NOLs as a result of changes in our ownership in 2006. We have not recorded a valuation allowance relating to our federal income tax NOLs. In the event it becomes more likely than not that any portion of the federal income tax NOLs will expire unused, we would be required to recognize an expense to establish a valuation allowance in the period in which the determination is made. If the expense is significant, it could have a material adverse effect on our results of operations.

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

Certain of our Regulated Operating Subsidiaries have been granted favorable rate treatment by the FERC based on their independence from market participants. The FERC defines a “market participant” to include any person or entity that, either directly or through an affiliate, sells or brokers electricity, or provides ancillary services to an RTO. An affiliate, for these purposes, includes any person or entity that directly or indirectly owns, controls or holds with the power to vote 5% or more of the outstanding voting securities of a market participant. To help ensure that we and our subsidiaries will remain independent of market participants, our Articles of Incorporation impose certain restrictions on the ownership and voting of shares of our capital stock by market participants. In particular, the Articles of Incorporation provide that we are restricted from issuing any shares of capital stock or recording any transfer of shares if the issuance or transfer would cause any market participant, either individually or together with members of its “group” (as defined in SEC beneficial ownership rules), to beneficially own 5% or more of any class or series of our capital stock. Additionally, if a market participant, together with its group members, acquires beneficial ownership of 5% or more of any series of the outstanding shares of our capital stock, such market participant or any shareholder who is a member of a group including a market participant will not be able to vote or direct or control the votes of shares representing 5% or more of any series of our outstanding capital stock. Finally, to the extent a market participant, together with its group members, acquires beneficial ownership of 5% or more of the outstanding shares of any series of our capital stock, our Articles of Incorporation allow our board of directors to redeem any shares of our capital stock so that, after giving effect to the redemption, the market participant, together with its group members, will cease to beneficially own 5% or more of that series of our outstanding capital stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our Regulated Operating Subsidiaries’ transmission facilities are located in the lower peninsula of Michigan and portions of Iowa, Minnesota, Illinois, Missouri and Kansas. Our MISO Regulated Operating

Subsidiaries have agreements with other utilities for the joint ownership of specific substations and transmission lines. See Note 15 to the consolidated financial statements.

ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 2,800 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 18,200 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 169 stations and substations which either interconnect our transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);

•	warehouses and related equipment;

•	associated land held in fee, rights of way and easements;

•	an approximately 188,000 square-foot corporate headquarters facility and operations control room, including furniture, fixtures and office equipment; and

•	an approximately 40,000 square-foot facility in Ann Arbor, Michigan that includes a back-up operations control room.

ITCTransmission’s First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC owns the assets of a transmission system and related assets, including:

•	approximately 5,500 circuit miles of overhead transmission lines rated at voltages of 138 kV to 345 kV;

•	approximately 36,200 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 87 stations and substations which either interconnect our transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment); and

•	warehouses and related equipment.

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

ITC Midwest owns the assets of a transmission system and related assets, including:

•	approximately 6,800 miles of transmission lines rated at voltages of 34.5 kV to 345 kV;

•	transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at approximately 253 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);

•	warehouses and related equipment; and

•	associated land held in fee, rights of way and easements.

ITC Midwest’s First Mortgage Bonds were initially issued in January 2008 under ITC Midwest’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.

ITC Great Plains owns the assets of two electric transmission substations in Kansas.

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

On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable to establish that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC; therefore, the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals within 30 days of any decision on rehearing.

Refer to Notes 4 and 16 to the consolidated financial statements for a description of other pending litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price and Dividends

Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 19, 2010, there were approximately 533 shareholders of record of our common stock.

The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2009 and 2008, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2009	High	Low	Dividends

Quarter ended December 31, 2009	$52.77	$42.90	$0.320
Quarter ended September 30, 2009	$48.69	$41.90	$0.320
Quarter ended June 30, 2009	$46.82	$40.57	$0.305
Quarter ended March 31, 2009	$46.50	$32.26	$0.305

Year Ended December 31, 2008	High	Low	Dividends

Quarter ended December 31, 2008	$56.00	$32.35	$0.305
Quarter ended September 30, 2008	$59.99	$49.35	$0.305
Quarter ended June 30, 2008	$57.13	$50.42	$0.290
Quarter ended March 31, 2008	$58.14	$49.16	$0.290

The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the common stock or ownership interests in its subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA, and applicable state laws. The debt agreements to which we are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our revolving credit facilities. Further, each of our subsidiaries is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.

If and when ITC Holdings pays a dividend on its common stock, pursuant to our special bonus plans for executives and certain non-executive employees, amounts equivalent to the dividend may be paid to the special bonus plan participants, if approved by the compensation committee. We currently expect these amounts to be paid upon the declaration of dividends on ITC Holdings’ common stock.

The board of directors intends to increase the dividend rate from time to time as necessary to maintain an appropriate dividend payout ratio, subject to prevailing business conditions, applicable restrictions on dividend payments, the availability of capital resources and our investment opportunities.

The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.

In addition, the information contained in the Equity Compensation table under “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

Stock Repurchases

	Total Number of	Average Price
	Shares Purchased	Paid Per Share

October 1 thorough October 31, 2009	—	$—
November 1 through November 30, 2009	—	$—
December 1 through December 31, 2009(a)	17	$45.67

(a)	Shares acquired were delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock. We did not repurchase any shares of common stock during this period as part of a publicly announced repurchase plan or program and do not have such a plan or program.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	ITC Holdings and Subsidiaries(a)
	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands, except per share data)

OPERATING REVENUES(b)	$621,015	$617,877	$426,249	$223,622	$205,274
OPERATING EXPENSES
Operation and maintenance(c)	95,730	113,818	81,406	35,441	48,310
General and administrative(c)(d)	69,231	81,296	62,089	40,632	25,198
Depreciation and amortization(e)	85,949	94,769	67,928	40,156	33,197
Taxes other than income taxes	43,905	41,180	33,340	22,156	13,982
Termination of management agreements	—	—	—	—	6,725
Other operating income and expense — net	(667)	(809)	(688)	(842)	—

Total operating expenses	294,148	330,254	244,075	137,543	127,412

OPERATING INCOME	326,867	287,623	182,174	86,079	77,862
OTHER EXPENSES (INCOME)
Interest expense	130,209	122,234	81,863	42,049	28,128
Allowance for equity funds used during construction	(13,203)	(11,610)	(8,145)	(3,977)	(2,790)
Loss on extinguishment of debt	1,263	—	349	1,874	—
Other income	(2,792)	(3,415)	(3,457)	(2,348)	(1,700)
Other expense	2,918	3,944	1,618	1,629	615

Total other expenses (income)	118,395	111,153	72,228	39,227	24,253

INCOME BEFORE INCOME TAXES	208,472	176,470	109,946	46,852	53,609
INCOME TAX PROVISION	77,572	67,262	36,650	13,658	18,938

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	130,900	109,208	73,296	33,194	34,671
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
(NET OF TAX OF $16)	—	—	—	29	—

NET INCOME	$130,900	$109,208	$73,296	$33,223	$34,671

Basic earnings per share	$2.62	$2.22	$1.72	$0.94	$1.09
Diluted earnings per share	$2.58	$2.18	$1.68	$0.91	$1.06
Dividends declared per share	$1.250	$1.190	$1.130	$1.075	$0.525

	ITC Holdings and Subsidiaries(a)
	As of December 31,
	2009	2008	2007	2006	2005
(In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$74,853	$58,110	$2,616	$13,426	$24,591
Working capital (deficit)	147,335	1,095	(30,370)	10,107	19,945
Property, plant and equipment — net	2,542,064	2,304,386	1,960,433	1,197,862	603,609
Goodwill	950,163	951,319	959,042	624,385	174,256
Total assets	4,029,716	3,714,565	3,213,297	2,128,797	916,639
Long-term debt:
ITC Holdings	1,458,757	1,327,741	1,687,193	775,963	266,104
Regulated Operating Subsidiaries	975,641	920,512	556,231	486,315	251,211

Total long-term debt	2,434,398	2,248,253	2,243,424	1,262,278	517,315
Total stockholders’ equity	1,011,523	929,063	563,075	532,244	263,301

	ITC Holdings and Subsidiaries(a)
	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands)

CASH FLOWS DATA:
Capital expenditures	$404,514	$401,840	$287,170	$167,496	$118,586

(a)	METC’s results of operations, cash flows and balances are included for the periods presented subsequent to its acquisition on October 10, 2006. In addition, ITC Midwest’s results of operations, cash flows and balances are included for the periods presented subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

(b)	ITCTransmission’s and METC’s implementation of Attachment O with a true-up mechanism for rates beginning January 1, 2007 resulted in increases in operating revenues for the years presented subsequent to December 31, 2006. Refer to “Cost-Based Formula Rates with True-Up Mechanism” in Note 4 to the consolidated financial statements.

(c)	The reduction in expenses for 2009 are due, in part, to the expense mitigation efforts described under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Seasonality — Revenue Accruals — Effects of Monthly Peak Loads and Expense Mitigation Efforts” and the expense capitalization process discussed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Capitalization of Expenses.”

(d)	During 2009, we recognized $10.0 million of regulatory assets associated with both the start-up and development costs at ITC Great Plains and development costs for the KETA project. Upon initial establishment of these regulatory assets in the third quarter of 2009, $8.0 million of general and administrative expenses were reversed of which $5.9 million were incurred in periods prior to 2009.

(e)	In 2009, the FERC accepted the depreciation studies filed by ITCTransmission and METC that revised depreciation rates at ITCTransmission and METC. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values. The revised estimate of 2009 annual depreciation expense was reflected in 2009. See discussion in Note 4 to the consolidated financial statements under “Depreciation Studies.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using a cost-based formula rate template, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.”

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

Significant recent events that influenced our financial position and results of operations and cash flows for the year ended December 31, 2009 or may affect future results include:

•	Our capital investment of $361.6 million at our Regulated Operating Subsidiaries ($87.2 million, $132.7 million, $140.1 million and $1.6 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the year ended December 31, 2009, primarily to improve system reliability and interconnect new generating resources;

•	Debt issuances and borrowings under our revolving credit agreements in 2009 and 2008 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•	Our development activities relating to ITC Great Plains and Green Power Express. Certain development activities are expensed in the period incurred as they are not yet probable of recovery and there is no corresponding revenue recognized for these expenses.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

ITC Great Plains

Formula Rate and Incentives

As described in Note 4 to the consolidated financial statements, ITC Great Plains’ cost-based formula rate with a true-up mechanism and request for certain incentives for transmission investment have been accepted by the FERC.

In October 2009, SPP made a filing with FERC to include ITC Great Plains’ revenue requirement in its tariff. In December 2009, the FERC issued an order which accepted the SPP’s filing to include ITC Great Plains revenue requirement in its tariff. SPP began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009 (the date of the substation acquisitions described below).

Substation Acquisitions

In August 2009, ITC Great Plains purchased two electric transmission substations from Mid-Kansas with a net book value of $4.7 million. ITC Great Plains now operates the 138 kV Flat Ridge Substation located in Barber County, Kansas and the 230 kV Elm Creek Substation located in Cloud County, Kansas under a services agreement with Mid-Kansas. As a result of this acquisition, ITC Great Plains participates in SPP as a transmission owner.

Regulatory Assets

In July 2009, we recorded approximately $8.2 million of regulatory assets for development expenses incurred by ITC Great Plains through June 30, 2009 that became probable of recovery and recorded a corresponding $8.2 million reduction to operating expenses, primarily to general and administrative expense. Subsequent to the initial recognition of these regulatory assets, we recorded an additional $1.8 million of costs incurred during the third and fourth quarters of 2009 directly to regulatory assets. The regulatory asset includes amounts relating to development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses. The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan. In the period in which it becomes probable that future revenues will result from the authorization to recover pre-construction expenses for the Kansas V-Plan, which total $0.9 million at December 31, 2009, we will recognize those expenses as regulatory assets.

KETA Project

On July 13, 2009, ITC Great Plains received siting approval from the KCC to build the first phase of its 345 kV KETA Project, a 215-mile long transmission line that will run between Spearville, Kansas and Axtell, Nebraska. This first phase of the project involves the construction of an 89-mile transmission line between Spearville and Hays, Kansas. The KCC siting approval is a critical step in allowing ITC Great Plains to pursue construction of the first phase of the KETA Project. The siting permit was conditioned upon ITC Great Plains obtaining the authorization to construct the project from SPP. On January 19, 2010, the FERC issued an order approving the novation agreements required by SPP for the designation to ITC Great Plains by Sunflower Electric Power Corporation and Midwest Energy, Inc. ITC Great Plains is also in the process of securing other remaining regulatory approvals for the second phase of the project, which will run from Hays, Kansas to the Nebraska border. The final segment of the project from the Nebraska border to Axtell, Nebraska will be completed by Nebraska Public Power District. We estimate that the cost for ITC Great Plains’ portion of the KETA project will be approximately $175 million. The first phase of the project represents approximately $105 million of this total and ITC Great Plains has commenced right of way acquisition activities.

Kansas V-Plan Project

On June 1, 2009, ITC Great Plains entered into a stipulation and an agreement with Prairie Wind Transmission, LLC (“Prairie Wind”) and other interested parties to resolve pending regulatory proceedings about who should be authorized to build the 180-mile long transmission line project known as the Kansas V-Plan. On July 24, 2009, the KCC issued a bench ruling accepting the stipulation and agreement between ITC Great Plains and Prairie Wind, and on October 5, 2009, the KCC issued its final order granting a motion to approve the stipulation and agreement. Under the terms of the settlement agreement, ITC Great Plains and Prairie Wind are each authorized by the KCC to build segments of the Kansas V-Plan, which will run between Spearville and Wichita, Kansas. The agreement stipulates that ITC Great Plains will construct and own two segments of the line, including the first section of line running from Spearville to Comanche County, Kansas and the second section from Comanche County to Medicine Lodge, Kansas. ITC Great Plains will also construct a new substation in Comanche County. Prairie Wind will construct a substation at Medicine Lodge and a third section of line from that substation to a termination point outside of Wichita. Prairie Wind also would be certificated to construct a line from the Kansas V-Plan to the Oklahoma border. The settlement agreement addresses only facilities proposed to be constructed in Kansas. The next steps for this project are expected to include securing siting approvals, resolution of cost allocation issues and project evaluation by the SPP regional planning authority. The stipulation and agreement approved by the KCC has various conditions including approval of regional cost allocation by the SPP. The Kansas V-Plan has been proposed to be constructed at a voltage of 765 kV if deemed appropriate by SPP. ITC Great Plains estimates it will invest approximately $430 million to construct its portions of the project if it is built at this voltage.

Hugo to Valliant Project

On April 7, 2009, Western Farmers Electric Cooperative, an Oklahoma rural electric cooperative corporation, agreed to designate ITC Great Plains as the exclusive party responsible and authorized to construct, own and operate the Hugo-Valliant transmission line and the Hugo 345 kV Substation, both located in Oklahoma. The project will consist of a 19 mile 345 kV transmission line,and a substation including a new 138/345 kV autotransformer. The project has an estimated cost of approximately $30 million. On April 28, 2009, SPP approved the novation agreement required by the SPP for the designation of ITC Great Plains by Western Farmers Electric Cooperative. On July 10, 2009, the FERC

issued an order accepting the novation agreement and ITC Great Plains has commenced right of way acquisition activities.

Development Bonuses

During the third quarter of 2009, our board of directors authorized and we paid a total of $0.3 million in bonuses to substantially all employees for the successful completion of certain significant regulatory milestones relating to the Hugo to Valliant transmission line project, which were recorded to general and administrative expenses.

In January of 2010, the board of directors authorized and we paid $0.9 million in bonuses to substantially all employees for the successful completion of certain regulatory milestones relating to the KETA Project, which were recorded to general and administrative expenses in 2010. It is reasonably possible that future development-related bonuses would be authorized and awarded for these or other development projects.

Green Power Express

As described in Note 4 to the consolidated financial statements, in April 2009 the FERC approved Green Power Express’ request for transmission investment incentives and has conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. Drafts of an offer of settlement and supporting documents that would resolve all of the issues set for hearing in the April 10, 2009 order are under review by the parties and are expected to be filed in the first quarter of 2010.

The Green Power Express project is a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765 kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express project and, therefore, expects to invest in only a portion of the total project cost.

The total development expenses through December 31, 2009 that may be recoverable through regulatory assets were approximately $4.5 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the authorization to recover these pre-construction expenses, we would recognize the regulatory assets and record a reduction to operating expenses for the total amount of these costs incurred through that period.

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

On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and to establish that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC, so the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals within 30 days of any decision on rehearing.

Depreciation Studies

During 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC that revised depreciation rates at ITCTransmission and METC and their revenue requirements for 2009, and resulted in a $19.5 million reduction in revenue recognized for the year. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values. The revised estimates resulted in a reduction of depreciation expense of $19.5 million for the year ended December 31, 2009. Because of the inclusion of depreciation expense as a component of net revenue requirement under the cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the year ended December 31, 2009.

Capitalization of Expenses

During 2009, we reviewed the processes and assumptions used to record our estimates for certain expenses to be capitalized, including compensation and benefits, general business expenses and depreciation expense for our vehicles and equipment, given our continued focus on capital investment at our Regulated Operating Subsidiaries and the continuing costs to support these activities. As part of this review, we examined the activities performed by employees to determine which activities were directly and incrementally related to the construction programs at our Regulated Operating Subsidiaries. As a result of this review, the general and administrative expense and operation and maintenance amounts capitalized during 2009 exceed the amounts capitalized during 2008. As a result of the ratemaking model discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” and the inclusion of operating expenses in the net revenue requirements of our MISO Regulated Operating Subsidiaries, this capitalization reduced operating expenses and operating revenues by approximately equivalent amounts and therefore did not result in a significant change in net income in 2009 compared to 2008.

Michigan Sales and Use Tax Audit

The Michigan Department of Treasury conducted a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008 and has recently determined to deny ITCTransmission’s use of the industrial processing exemption from use tax it has taken beginning January 1, 2007. ITCTransmission has certain administrative and judicial appeal rights.

ITCTransmission believes that its utilization of the industrial processing exemption is appropriate and intends to defend itself against the denial of such exemption. However, it is reasonably possible that the assessment of additional use tax could be sustained after all administrative appeals and litigation have been exhausted.

The amount of use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2009 is estimated to be approximately $5.7 million, which includes approximately $3.3 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax expense relating to this matter, ITCTransmission would record the additional use tax expense primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. These higher use tax expenses would be passed on to ITCTransmission’s customers as the amounts are included as components of net revenue requirements and resulting rates. METC has also taken the industrial processing exemption, estimated to be approximately $5.9 million for periods still subject to audit since 2005. The Michigan Department of Treasury initiated a use tax audit of MTH, METC’s sole member, in the first quarter of 2010.

Cost-Based Formula Rates with True-Up Mechanism

Our Regulated Operating Subsidiaries’ net revenue requirements are derived using cost-based formula rate templates and are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under these formula rate templates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis using forecasted expenses, property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish their projected net revenue requirement and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The formula rates include a true-up mechanism, whereby each of our Regulated Operating Subsidiaries will compare its actual net revenue requirements to its billed network revenues for each year after the end of that year. Under our formula rates, in the event billed network revenues in a given year are more or less than actual net revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual net revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns. For example, the true-up adjustment relating to 2009 is finalized in 2010 upon completion of the 2009 FERC Form No. 1 and will be included in the projected net revenue requirement that is used to establish the rate that will be effective commencing January 1, 2011.

As part of the orders by the IUB and the MPUC approving ITC Midwest’s asset acquisition, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest asset acquisition. Beginning in 2009 and extending through 2016, ITC Midwest’s net revenue requirement was or will be reduced by $4.1 million for each year. The recognition of the rate discount occurs when we provide the service and charge the reduced rate that includes the rate discount.

Monthly peak loads continue to be used for billing network revenues for our MISO Regulated Operating Subsidiaries. Therefore, network load continues to have an impact on cash flows from transmission service, but does not impact operating revenues recognized. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanisms” for a discussion of revenue recognition relating to network revenues.

The following table presents our component of network transmission rates (per kW/month) for our MISO Regulated Operating Subsidiaries that are relevant to our results of operations and cash flows since January 1, 2007:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest(a)

January 1, 2007 to December 31, 2007	$2.099	$1.524	$2.373
January 1, 2008 to December 31, 2008	$2.350	$1.985	$2.446
January 1, 2009 to December 31, 2009	$2.520	$2.522	$4.162
January 1, 2010 to December 31, 2010	$2.818	$2.370	$6.882

(a)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its asset acquisition of the electric transmission assets of IP&L on December 20, 2007.

ITC Great Plains does not receive revenue based on a network transmission rate and peak load each month. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on the annual projected net revenue requirement.

Net Revenue Requirement Calculation

Each of our Regulated Operating Subsidiaries separately calculates a net revenue requirement based on financial information specific to each company. The calculation of actual net revenue requirements for a historic period is used to calculate the amount of network revenues recognized in that period and to calculate the true-up adjustment for that period. The calculation of projected net revenue requirements is used to establish the transmission rate used for billing purposes, and follows the same methodology as the calculation of actual net revenue requirement. The following steps illustrate the calculation of net revenue requirement and the rate-setting methodology under the Attachment O formula rate template with a true-up mechanism used by our MISO Regulated Operating Subsidiaries. ITC Great Plains follows a similar methodology.

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

Step Three — Calculate Projected Net Revenue Requirement

After calculating the projected gross revenue requirement in Step Two above, the projected gross revenue requirement is adjusted for any prior year true-up adjustment discussed in Step Four and is reduced for certain revenues, other than network revenues, such as projected point-to-point, regional cost sharing revenues and rental revenues to arrive at our projected net revenue requirement

Step Four — Calculate True-up Adjustment

The actual transmission revenues billed for 2008 were compared to 2008 actual net revenue requirement which is based primarily on amounts from the completed FERC Form No. 1 for 2008. The true-up adjustment that results from the difference between the actual revenue billed and actual net revenue requirement for 2008 was added to the 2010 projected net revenue requirement used to determine the 2010 network transmission rate. Interest is also applied to the true-up adjustment.

Illustration of Attachment O Rate Setting.  Set forth below is a simplified illustration of the calculation of ITCTransmission’s projected net revenue requirement as well as its component of the joint zone network transmission rate for billing purposes under the Attachment O rate setting mechanism for the period from January 1, 2010 through December 31, 2010, that was based primarily upon projections of

ITCTransmission’s 2010 FERC Form No. 1 data. Amounts below are approximations of the amounts used to establish our projected net revenue requirement in the 2010 ITCTransmission Attachment O posting.

Line	Attachment O Items	Instructions	Amount
1	Projected rate base (the average of the 13 months ended December 31, 2009 through December 31, 2010)		$963,100,000
2	Multiply by projected 13 month weighted average cost of capital(a)		10.38%
3	Projected allowed return on rate base	(Line 1 × Line 2)	$99,969,780

4	Projected recoverable operating expenses for 2010		$57,600,000
5	Projected taxes and depreciation and amortization for 2010		$133,200,000
6	Projected gross revenue requirements for 2010	(Line 3 + Line 4 + Line 5)	$290,769,780

7	Less projected revenue credits for 2010		$(40,500,000)
8	Plus/(less) 2008 true-up adjustment		$18,490,027
9	Projected net revenue requirement for 2010	(Line 6 + Line 7 + Line 8)	$268,759,807

10	Projected average monthly 2010 network load (in kW)		7,949,000
11	Annual component of the joint zone network transmission rate	(Line 9 divided by Line 10)	$33.811
12	Monthly component of the joint zone network transmission rate ($/kW per month)	(Line 11 divided by 12 months)	$2.818

(a)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITC Transmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital

Debt	40.00%	5.13% (Pre-tax) =	2.05%
Equity	60.00%	13.88% (After tax) =	8.33%

	100.00%		10.38%

Trends and Seasonality

Network Revenues

We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investment in excess of depreciation levels as a result of our Regulated Operating Subsidiaries long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. In addition, the Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards.

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

		Capital Investment(b)
		Actual for the	Forecast for the
	Five-Year Capital	Year Ended	Year Ending
(In millions)	Investment Program	December 31,	December 31,
Regulated Operating Subsidiary	2010-2014(a)	2009	2010
ITCTransmission	$445	$87.2	$50 – 60
METC	750	132.7	140 – 155
ITC Midwest	1,147	140.1	205 – 225
ITC Great Plains	637	1.6	10 – 20
Other(c)	91	—	—

Total	$3,070	$361.6	$405 – 460

(a)	The expected amounts for our five-year program include estimates for transmission network upgrades for generator interconnections. Due to a high degree of uncertainty on whether these projects will ultimately be built and because they could replace other transmission projects currently being planned, these estimates for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, among other factors.

(b)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(c)	Includes Green Power Express and other development initiatives.

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

Revenue Accruals — Effects of Monthly Peak Loads and Expense Mitigation Efforts

Under their formula rates that contain a true-up mechanism, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally reduced as economic activity decreases, and is seasonally shaped with higher load in the summer months when cooling demand is higher. ITCTransmission’s monthly peak loads for the year ended December 31, 2009 decreased 8.3% and 18.0%, respectively, compared to the corresponding totals for 2008 and 2007. METC’s monthly peak loads for the year ended December 31, 2009 decreased 5.5% and 14.0%, respectively, compared to the corresponding totals for 2008 and 2007. Additionally, in 2009, ITCTransmission and METC’s monthly peak loads were 11.6% and 10.4% lower, respectively, than what had been forecasted in developing the transmission network rates applicable for 2009, due in part to the unfavorable economic conditions in Michigan. A challenging economic environment in Michigan that results in lower network loads than what had been forecasted in developing the transmission network rates applicable for 2010 would continue to negatively impact our operating cash flows from network revenues in 2010 and result in an Attachment O revenue accrual for 2010, all other factors being equal. Transmission network rates in 2012 at each of our MISO Regulated Operating Subsidiaries would include any Attachment O revenue accrual for any under-recovered amounts relating to 2010, including interest.

To offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009, we engaged in efforts to mitigate operations and maintenance expenses and general and administrative expenses. These expense mitigation efforts were designed to ensure that we continue to meet our high standards for the reliability and safety of our systems and operations. By minimizing the revenue accrual in 2009 that would have resulted from lower than forecasted load, we collected cash in a manner that more closely corresponded with the revenues that we recorded. This action will also benefit our customers by reducing the significant 2009 revenue accrual that otherwise would have resulted and the impact it would have on network rates in 2011.

Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

Monthly Peak Load (in MW)(a)

	2009			2008			2007
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest(b)
January	7,314	6,009	2,996	7,890	6,215	2,963	7,876	6,051
February	7,176	5,818	2,830	7,715	6,159	2,916	8,170	6,227
March	7,070	5,548	2,723	7,532	5,797	2,756	7,739	6,006
April	6,761	5,112	2,437	6,926	5,223	2,455	7,141	5,473
May	6,801	5,296	2,408	7,051	5,328	2,431	9,927	6,981
June	10,392	8,022	3,504	10,624	7,241	2,888	11,761	8,511
July	8,720	6,512	2,832	11,016	8,042	3,376	11,706	8,672
August	9,846	7,120	3,181	10,890	7,816	3,259	12,087	8,955
September	8,043	6,062	2,529	10,311	7,622	3,191	11,033	7,908
October	6,446	5,360	2,528	6,893	5,514	2,786	10,365	7,524
November	6,996	5,780	2,734	7,205	5,823	2,944	7,812	6,200
December	7,661	6,190	2,855	7,636	6,280	3,003	8,022	6,215	2,706

Total	93,226	72,829	33,557	101,689	77,060	34,968	113,639	84,723	2,706

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the significant portion of network load within their respective joint rate zone.

(b)	ITC Midwest’s results of operations and cash flows are included for the periods subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

Significant Components of Results of Operations

Revenues

We derive nearly all of our revenues from providing network transmission service, point-to-point transmission service and other related services over our Regulated Operating Subsidiaries’ transmission systems to Detroit Edison, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. MISO and SPP are responsible for billing and collection of transmission services. As the billing agent for our Regulated Operating Subsidiaries, MISO and SPP collect fees for the use of our transmission systems, invoicing Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis. MISO and SPP each have credit policies for its tariff customers.

Network Revenues are generated from network customers for their use of our electric transmission systems and consist of both billed network revenues and accrued or deferred revenues as a result of our accounting under our cost-based formula rates that contain a true-up mechanism. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanisms” for a discussion of revenue recognition relating to network revenues. The monthly network revenues billed to customers using the transmission facilities of our MISO Regulated Operating Subsidiaries are the result of a calculation which can be simplified into the following:

(1) multiply the network load measured in kW achieved during the one hour of monthly peak usage for our transmission systems by the appropriate monthly tariff rate as calculated under Attachment O by 12 by the number of days in that month; and

(2) divide the result by 365.

Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement and therefore peak usage does not impact its billed network transmission revenues.

Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO transmission tariff.

Regional Cost Sharing Revenues consist of revenues received from transmission customers associated with network upgrades to our MISO Regulated Operating Subsidiaries’ transmission systems that are eligible for regional cost sharing under Attachment FF of the MISO Transmission and Energy Market Tariff (Docket No. ER06-18). There is also a true-up mechanism associated with regional cost sharing revenues, whereby our MISO Regulated Operating Subsidiaries accrue or defer revenues for any over- or underrecovery of these revenues. Regional cost sharing revenues became applicable for us during 2008.

Scheduling, Control and Dispatch Revenues are allocated to our MISO Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the transmission system. Such services include, monitoring of reliability data, current and next day analysis, implementation of emergency procedures, and outage coordination and switching. Revenues that are allocated by MISO to our MISO Regulated Operating Subsidiaries relating to these services are not determined based on actual expenses incurred. In any given year, our MISO Regulated Operating Subsidiaries may earn more or less scheduling, control and dispatch revenues than our actual expenses incurred for control room activities.

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

General and Administrative Expenses consist primarily of costs for personnel in our finance, human resources, regulatory, information technology and legal organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, audit and information technology services. We capitalize to property, plant and equipment portions of certain general and administrative expenses such as compensation, office rent, utilities, and information technology.

Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory and intangible assets. We capitalize to property, plant and equipment depreciation expense for vehicles and equipment used in our construction activities

Taxes other than Income Taxes consist primarily of property taxes and payroll taxes. Additionally, Michigan Single Business Taxes were recorded here through December 31, 2007, prior to the January 1, 2008 effective date of the Michigan Business Tax which is accounted for as an income tax.

Other Operating Income and Expense — Net consists primarily of gains and losses associated with the sale of assets and gains associated with the sale of permanent land easements. Additionally, this item consists of income recognized for tax gross-ups received from developers or generators for construction projects as described in Note 2 to the consolidated financial statements under “Generator Interconnection Projects.” The tax gross-up represents the difference between taxable income associated with the contribution compared to the present value of tax depreciation of the property constructed using the taxable contribution in aid of construction.

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

Allowance for Equity Funds Used During Construction (“AFUDC equity”) is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a return on equity at our Regulated Operating Subsidiaries used for construction purposes in accordance with FERC regulations. The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long-term debt) and the allowed return on equity for our Regulated Operating Subsidiaries.

Income tax provision

Income tax provision consists primarily of federal income taxes. Additionally, we record income tax provisions for the various state income taxes we are subject to, including the Michigan Business Tax that became effective for us on January 1, 2008.

Results of Operations

The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2007	(Decrease)	(Decrease)
(In thousands)

OPERATING REVENUES	$621,015	$617,877	$3,138	0.5%	$426,249	$191,628	45.0%
OPERATING EXPENSES
Operation and maintenance	95,730	113,818	(18,088)	(15.9)%	81,406	32,412	39.8%
General and administrative	69,231	81,296	(12,065)	(14.8)%	62,089	19,207	30.9%
Depreciation and amortization	85,949	94,769	(8,820)	(9.3)%	67,928	26,841	39.5%
Taxes other than income taxes	43,905	41,180	2,725	6.6%	33,340	7,840	23.5%
Other operating income and expense — net	(667)	(809)	142	(17.6)%	(688)	(121)	17.6%

Total operating expenses	294,148	330,254	(36,106)	(10.9)%	244,075	86,179	35.3%

OPERATING INCOME	326,867	287,623	39,244	13.6%	182,174	105,449	57.9%
OTHER EXPENSES (INCOME)
Interest expense	130,209	122,234	7,975	6.5%	81,863	40,371	49.3%
Allowance for equity funds used during construction	(13,203)	(11,610)	(1,593)	13.7%	(8,145)	(3,465)	42.5%
Loss on extinguishment of debt	1,263	—	1,263	n/a	349	(349)	(100.0)%
Other income	(2,792)	(3,415)	623	(18.2)%	(3,457)	42	(1.2)%
Other expense	2,918	3,944	(1,026)	(26.0)%	1,618	2,326	143.8%

Total other expenses (income)	118,395	111,153	7,242	6.5%	72,228	38,925	53.9%

INCOME BEFORE INCOME TAXES	208,472	176,470	32,002	18.1%	109,946	66,524	60.5%
INCOME TAX PROVISION	77,572	67,262	10,310	15.3%	36,650	30,612	83.5%

NET INCOME	$130,900	$109,208	$21,692	19.9%	$73,296	$35,912	49.0%

Operating Revenues

Year ended December 31, 2009 compared to year ended December 31, 2008

The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	Increase
	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
(In thousands)

Network revenues	$547,279	88.1%	$558,896	90.5%	$(11,617)	(2.1)%
Regional cost sharing revenues	39,710	6.4%	15,534	2.5%	24,176	155.6%
Point-to-point	17,087	2.8%	23,417	3.8%	(6,330)	(27.0)%
Scheduling, control and dispatch	14,578	2.3%	16,972	2.7%	(2,394)	(14.1)%
Other	2,361	0.4%	3,058	0.5%	(697)	(22.8)%

Total	$621,015	100.0%	$617,877	100.0%	$3,138	0.5%

Network revenues decreased due primarily to lower net revenue requirements at our MISO Regulated Operating Subsidiaries during the year ended December 31, 2009 as compared to the same period in 2008. Lower net revenue requirements were due primarily to our expense mitigation efforts discussed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Seasonality — Revenue Accruals — Effects of Monthly Peak Loads and Expense Mitigation Efforts,” other reductions to operating expenses as a result of higher capitalization discussed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Capitalization of Expenses,” the reduction of depreciation expense as a result of the

ITCTransmission and METC depreciation studies discussed in Note 4 to the consolidated financial statements and an increase in regional cost sharing revenues. Partially offsetting these decreases was an increase due to higher rate base primarily associated with higher balances of property, plant and equipment in-service.

Network revenues for the year ended December 31, 2009 include the revenue accrual (deferral) as calculated below:

						Total
					ITC	Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	Accrual
(In thousands)

1	Estimated net revenue requirement (network revenues recognized)(a)	$232,253	$154,280	$159,960	$786
2	Network revenues billed(b)(c)	235,216	161,299	140,136	261

3	Revenue accrual (deferral) (line 1 — line 2)	$(2,963)	$(7,019)	$19,824	$525	$10,367

(a)	The calculation of net revenue requirement for our MISO Regulated Operating Subsidiaries is described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated until such time as FERC Form No. 1’s are completed for our MISO Regulated Operating Subsidiaries and the calculations are filed with and reviewed by MISO each year and posted on OASIS, which provides information by electronic means about transmission rates, available transmission capability for point-to-point service and a process for requesting transmission service on a non-discriminatory basis. The calculation of net revenue requirement for ITC Great Plains is also based on a cost-based formula rate and is estimated until FERC Form No. 1 is completed and will be posted on the SPP OASIS each year.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries were calculated based on the joint zone monthly network peak load multiplied by our 2009 effective monthly network rates of $2.520 per kW/month, $2.522 per kW/month and $4.162 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with ITCTransmission’s and METC’s 2007 Attachment O true-up. ITCTransmission’s and METC’s effective transmission rates include their 2007 true-up adjustment and associated accrued interest. Amounts billed through ITCTransmission’s effective transmission rate reduced ITCTransmission’s regulatory liability associated with the 2007 true-up and accrued interest by $0.2 million during the year ended December 31, 2009. Additionally, amounts billed through METC’s effective transmission rate reduced METC’s regulatory asset associated with the 2007 true-up and its accrued interest by $22.8 million for the year ended December 31, 2009.

(c)	SPP began to bill ITC Great Plains’ network revenues in January 2010, retroactive to August 18, 2009, discussed above under “Recent Developments — ITC Great Plains — Formula Rate and Incentives.”

Regional cost sharing revenues increased due primarily to capital projects placed in service in 2007, 2008 or 2009 that have been identified by MISO as eligible for regional cost sharing. We expect to continue to receive regional cost sharing revenues and the amounts could become more significant in the near future, including revenues associated with ITC Great Plains’ projects that have or are expected to be approved for regional cost sharing.

Point-to-point revenues decreased due primarily to fewer point-to-point reservations caused by a reduction of usage related to unfavorable regional economic conditions and unfavorable weather conditions.

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

Network revenues increased $133.5 million due to ITC Midwest’s asset acquisition in December of 2007. Additionally, ITCTransmission and METC recognized additional network revenues of $18.6 million and $16.5 million, respectively, due to higher net revenue requirements as a result of higher rate base, operating expenses and taxes, among other items during 2008 as compared to 2007.

Network revenues for the year ended December 31, 2008 include the revenue accrual (deferral) as calculated below:

				ITC	Total Revenue
Line	Item	ITCTransmission	METC	Midwest(b)	Accrual
(In thousands)

1	Estimated net revenue requirement (network revenues)	$257,156	$165,803	$135,937
2	Network revenues billed(a)	239,473	153,530	85,085

3	Revenue accrual (line 1 — line 2)	$17,683	$12,273	$50,852	$80,808

(a)	Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.350 per kW/month, $1.985 per kW/month and $2.446 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month.

(b)	ITC Midwest’s billed network rate was frozen during 2008, which was the primary reason for the revenue accrual.

Point-to-point revenues increased due primarily to ITC Midwest’s asset acquisition resulting in $3.9 million of additional revenues.

Scheduling, control and dispatch revenues increased due primarily to ITC Midwest’s asset acquisition resulting in $2.4 million of additional revenues.

Regional cost sharing revenues became applicable for us during 2008.

Operating Expenses

Operation and maintenance expenses

Year ended December 31, 2009 compared to year ended December 31, 2008

Operation and maintenance expenses decreased by $13.0 million due to lower field maintenance expenses consisting primarily of reductions in inspections, vegetation management, tower painting, overhead structure maintenance and field operations and training. These items are due in part to the expense mitigation efforts described above under “— Trends and Seasonality — Revenue Accruals — Effects of Monthly Peak Loads and Expense Mitigation Efforts.” Operation and maintenance expenses also decreased by $1.2 million for lower control center expenses and $5.1 million as a result of the expense capitalization process discussed under “— Recent Developments — Capitalization of Expenses.” In addition, operation and maintenance expenses decreased by $1.2 million for lower incentive bonuses related to the ITC Midwest integration activities and by $1.5 million due to lower emergency station expenses at ITC Midwest that resulted from the 2008 floods in Iowa. These decreases were partially offset by higher information technology system maintenance expenses of $3.5 million, due in part to additional operating control room software and expanded financial systems and the expenses to support those systems.

Year ended December 31, 2008 compared to year ended December 31, 2007

Operation and maintenance expenses increased by $21.5 million due to higher transmission structure maintenance expenses, inspections and other maintenance activities at ITC Midwest. ITC Midwest also incurred transmission system monitoring and control expenses of $4.7 million and incurred $1.2 million for incentive bonuses for ITC Midwest integration activities. In addition, METC incurred additional vegetation management expenses of $6.9 million.

General and administrative expenses

Year ended December 31, 2009 compared to year ended December 31, 2008

General and administrative expenses decreased by $9.6 million as a result of the aforementioned expense capitalization process and $7.4 million due to lower business expenses and professional advisory and consulting services resulting, in part, from our expense mitigation efforts described above. In addition, general and administrative expenses decreased by $8.0 million due to the recognition of regulatory assets relating to start-up and development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. Partially offsetting these decreases was an increase of $6.8 million due to higher compensation and benefits expenses, due in part to personnel additions, stock compensation expense associated with our 2008 and 2009 long term incentive plan grants and net pension cost detailed in Note 11 to the condensed consolidated financial statements. There was an additional $4.7 million increase for salaries, benefits and general business expenses associated with increased development activities at ITC Grid Development and Green Power Express, which are not included in the increases explained above.

Year ended December 31, 2008 compared to year ended December 31, 2007

General and administrative expenses increased by $6.4 million due to higher professional advisory and consulting services, $6.3 million due to higher business expenses primarily for information technology support and $1.3 million due to higher compensation and benefits expenses primarily resulting from personnel additions and incentive bonuses for ITC Midwest integration activities. In addition, stock compensation expenses increased by $0.9 million due to an executive deferred stock unit bonus. General and administrative expenses also increased by an additional $4.2 million at ITC Grid Development and its subsidiaries for salaries, benefits and general business expenses due to increased development activities, which are not included in the increases explained above.

Depreciation and amortization expenses

Year ended December 31, 2009 compared to year ended December 31, 2008

Depreciation and amortization expenses at our Regulated Operating Subsidiaries decreased due primarily to the ITCTransmission and METC depreciation studies described in Note 4 to the consolidated financial statements, which revised their depreciation rates used to calculate depreciation expense for the entire 2009 calendar year and resulted in a reduction of depreciation expense of $14.2 million and $5.3 million for ITCTransmission and METC, respectively. Partially offsetting this decrease was an increase in depreciation expense due to a higher depreciable rate base resulting from property, plant and equipment additions.

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

Taxes other than income taxes

Year ended December 31, 2009 compared to year ended December 31, 2008

Taxes other than income taxes increased due to higher property tax expenses due primarily due to our MISO Regulated Operating Subsidiaries’ 2008 capital additions, which are included in the assessments for 2009 personal property taxes.

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

Other expenses (income)

Year ended December 31, 2009 compared to year ended December 31, 2008

Interest expense increased due primarily to additional interest expense associated with the $186.1 million of additional indebtedness incurred since December 2008. This increase was partially offset by lower interest expense as a result of lower interest rates under our revolving credit agreements.

AFUDC equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2009 compared to 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

Interest expense increased due primarily to higher borrowing levels to finance capital expenditures and ITC Midwest’s asset acquisition.

AFUDC equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2008 compared to 2007.

Other expenses increased due primarily to realized and unrealized losses on our trading securities recognized during 2008 as a result of financial market conditions that caused a decrease in our investment values.

Income Tax Provision

Year ended December 31, 2009 compared to year ended December 31, 2008

Our effective tax rate for the years ended December 31, 2009 and 2008 are 37.2% and 38.1%, respectively. Our effective rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $8.0 million (net of federal deductibility) recorded during the year ended December 31, 2009 and $9.0 million (net of federal deductibility) recorded during the year ended December 31, 2008, offset by the tax effects of AFUDC equity. The state income tax provision primarily results from the new Michigan Business Tax as discussed in Note 10 to the consolidated financial statements. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC equity in their actual net revenue requirements.

Year ended December 31, 2008 compared to year ended December 31, 2007

Our effective tax rate for the year ended December 31, 2008 of 38.1% differed from our 35% statutory federal income tax rate due primarily to the state income tax provision of $9.0 million (net of federal deductibility) recorded during the year ended December 31, 2008, partially offset by the tax effects of AFUDC equity described above. The state income tax provision is primarily a result of the new Michigan Business Tax as discussed in Note 10 to the consolidated financial statements. Our effective tax rate for the year ended December 31, 2007 of 33.3% differed from our 35% statutory federal income tax rate due primarily to our accounting for the tax effects of AFUDC equity.

Liquidity and Capital Resources

We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (the terms of which are described in Note 8 to the consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:

•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Seasonality.”

•	Fund business development expenses and related capital expenditures. We are pursuing development activities described above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Green Power Express” as well as at ITC Grid Development that will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements, which are described in detail below under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.” We expect our interest payments to increase during 2010 compared to 2009 as a result of additional debt incurred in 2009 and 2010 to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 11 to the consolidated financial statements. The impact of the growth in the number of participants in our retirement benefit plans, the recent financial market conditions that have caused a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, an adverse determination in our appeal relating to the recent denial of our ability to use the sales and use tax exemption as described in Note 16 to the consolidated financial statements would result in additional capital requirements.

We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of December 31, 2009, we had consolidated indebtedness under our revolving credit agreements of $81.4 million, with unused capacity under the agreements of $258.6 million, or $206.4 million of unused capacity if reduced by the undrawn portion of Lehman’s commitment of $52.3 million described below. In addition, as of December 31, 2009, we had $74.9 million of cash and cash equivalents on hand, which exceeds the amounts that we would typically maintain for operating purposes as a result of the recently completed debt issuances discussed in Note 8 to the consolidated financial statements.

Lehman, a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s aggregate commitment to our various agreements of $55.0 million represented 16.2% of our total revolving credit agreement capacity of $340.0 million and we had $2.7 million outstanding under the agreements at December 31, 2009 relating to Lehman’s participation. We do not expect that we will replace Lehman’s commitments to our existing credit facilities given the favorable terms of our existing agreements compared to current market conditions. However, we believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements. Additionally, we believe we will be able to access the financial markets for other short-term capital requirements through term loan agreements, such as the ITC Holdings Term Loan Agreement executed in April 2009 and repaid in December 2009 discussed in Note 8 to the consolidated financial statements.

For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.

Credit Ratings

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services(a)	Service, Inc.(b)

ITC Holdings	Senior Notes	BBB−	Baa3
ITCTransmission	First Mortgage Bonds	A−	A2
METC	Senior Secured Notes	A−	A2
ITC Midwest	First Mortgage Bonds	A−	A2

(a)	Our Standard and Poor’s Rating Services credit ratings have a stable outlook.

(b)	On December 4, 2009, Moody’s placed the ratings of ITC Holdings, and its three rated subsidiaries, ITCTransmission, METC and ITC Midwest, under review for possible upgrade.

We believe our investment-grade credit ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these credit ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold debt securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Covenants

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions as described in Note 8 to the consolidated financial statements. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,900	$109,208	$73,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	85,949	94,769	67,928
Revenue accrual — including accrued interest	10,912	(83,390)	(20,325)
Deferred income tax expense	75,001	65,054	36,650
Other	(7,574)	(1,240)	(1,523)
Changes in assets and liabilities, exclusive of changes shown separately	(27,253)	11,020	(20,242)

Net cash provided by operating activities	267,935	195,421	135,784
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(404,514)	(401,840)	(287,170)
ITC Midwest’s asset acquisition, including acquisition direct fees	—	(5,722)	(794,490)
Other	(4,448)	6,242	6,130

Net cash used in investing activities	(408,962)	(401,320)	(1,075,530)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving credit agreements)	185,802	4,516	981,000
Issuance of common stock	3,575	310,543	3,402
Dividends on common stock	(62,408)	(58,935)	(48,168)
Refundable deposits from and repayments to generators for transmission network upgrades — net	35,051	13,309	—
Other	(4,250)	(8,040)	(7,298)

Net cash provided by financing activities	157,770	261,393	928,936

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	16,743	55,494	(10,810)
CASH AND CASH EQUIVALENTS — Beginning of period	58,110	2,616	13,426

CASH AND CASH EQUIVALENTS — End of period	$74,853	$58,110	$2,616

Cash Flows From Operating Activities

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by operating activities increased $72.5 million in 2009 over 2008. The increase in cash provided by operating activities was due to an increase in cash received for operating revenues of $95.8 million, primarily as a result of additional revenues collected at ITC Midwest in 2009 subsequent to the rate freeze that was in effect during 2008. This increase was partially offset by $23.1 million of additional interest payments (net of interest capitalized) during 2009 compared to 2008 due primarily to higher outstanding balances of long-term debt.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net cash provided by operating activities increased $59.6 million in 2008 over 2007. The increase in cash provided by operating activities was due primarily to an increase in cash received for operating revenues of $131.9 million. Additionally, cash provided by operating activities increased in 2008 due to 2007 payments of $20.0 million to various transmission customers pursuant to the METC rate case settlement discussed in Note 5 to the consolidated financial statements. These increases were partially offset by higher operating expenses of $59.4 million. Additionally, we made $28.7 million of additional interest payments (net of interest capitalized) during 2008 compared to 2007 due primarily to higher outstanding balances of long-term debt.

Cash Flows From Investing Activities

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash used in investing activities was consistent in 2009 compared to 2008, as a result of similar levels of capital investment.

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

Cash Flows From Financing Activities

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by financing activities decreased $103.6 million in 2009 compared to 2008. The decrease was due to the $307.0 million of proceeds of common stock issuance costs associated with the January 2008 public common stock offering and the net decrease in borrowings under our revolving credit facilities of $34.6 million during 2009 as compared to 2008. These decreases were partially offset by the 2009 issuances of the $200.0 million ITC Holdings Senior Secured Notes and proceeds from the issuance of the $35.0 million ITC Midwest First Mortgage Bonds, Series D.

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

Contractual Obligations

The following table details our contractual obligations as of December 31, 2009:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
(In thousands)

Long-term debt:
ITC Holdings Senior Notes	$1,462,000	$—	$267,000	$50,000	$1,145,000
ITCTransmission First Mortgage Bonds	385,000	—	185,000	—	200,000
ITCTransmission/METC revolving credit agreement	57,803	—	57,803	—	—
METC Senior Secured Notes	225,000	—	—	225,000	—
ITC Midwest First Mortgage Bonds	285,000	—	—	—	285,000
ITC Midwest revolving credit agreement	23,564	—	23,564	—	—
Interest payments:
ITC Holdings Senior Notes	922,681	85,683	250,624	139,472	446,902
ITCTransmission First Mortgage Bonds	237,376	20,108	56,549	23,750	136,969
METC Senior Secured Notes	76,272	13,378	40,133	22,761	—
ITC Midwest First Mortgage Bonds	413,934	19,146	58,816	39,210	296,762
Operating leases	2,079	482	1,257	333	7
Purchase obligations	57,349	30,318	21,668	5,363	—
METC Easement Agreement	409,925	10,041	30,123	20,082	349,679

Total obligations	$4,557,983	$179,156	$992,537	$525,971	$2,860,319

Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2009. We also expect to pay interest and commitment fees under our variable-rate revolving credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2009, we paid $1.7 million of interest and commitment fees under our revolving credit agreements.

Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2009, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.

The Easement Agreement provides METC with an easement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. The cost for use of the rights-of-way is $10.0 million per year. The term of the Easement Agreement runs through December 31, 2050 and is subject to 10 automatic 50-year renewals thereafter unless METC gives notice of nonrenewal of at least one year in advance. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expense.

On December 17, 2009, ITC Midwest issued $35.0 million of its $75.0 million 4.60% First Mortgage Bonds, Series D, due December 17, 2024 (the “Series D Bonds”). At December 31, 2009, ITC Midwest held a lending commitment from the lenders for the additional $40.0 million and closed on the remaining balance of Series D Bonds in February 2010. This commitment is not included in the table above.

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

Regulation

Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the Financial Accounting Standards Board (“FASB”) for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of the guidance for accounting for the effects of certain types of regulations. If we were to discontinue the application of this guidance on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $238.2 million relating to the regulatory assets at December 31, 2009 that are described in Note 5 to the consolidated financial statements. We also may be required to record losses of $52.0 million relating to intangible assets at December 31, 2009 that are described in Note 6 to the consolidated financial statements. Additionally, we may be required to record gains of $122.7 million relating to regulatory liabilities at December 31, 2009, primarily for asset removal costs that have been accrued in advance of incurring these costs.

We believe that currently available facts support the continued applicability the standards for accounting for the effects of certain types of regulation and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.

Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanisms

Beginning January 1, 2007 for ITCTransmission and METC, January 1, 2008 for ITC Midwest and August 18, 2009 for ITC Great Plains, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis under their forward-looking cost-based formula rates with a true-up mechanism.

Under their formula rates, our Regulated Operating Subsidiaries use forecasted expenses, property, plant and equipment, point-to-point revenues and other items for the upcoming calendar year to establish their projected net revenue requirement and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The formula rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirement to their billed revenues for each year in order to subsequently collect or refund any under-recovery or over-recovery of revenues, as appropriate.

The true-up mechanisms under our formula rates meet the requirements in the Accounting Standards Codification for accounting for rate-regulated utilities and the effects of certain alternative revenue programs. Accordingly, revenue is recognized during each reporting period based on actual net revenue requirements calculated using the cost-based formula rate. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the formula rates.

ITCTransmission’s Rate Freeze Revenue Deferral

ITCTransmission’s rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kw/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets in accordance with accounting standards for the effects on certain types of regulation or the effects of certain alternative revenue programs for rate-regulated utilities. These standards state that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for ratemaking purposes. Although the amortization of the revenue deferral is an allowable component of rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. Additionally, the standards for the effects of certain alternative revenue programs for rate-regulated utilities state that a regulated enterprise should recognize revenue for other than incurred costs if the revenue program meets certain criteria. The revenue deferral did not satisfy the criteria of the above guidance to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We will recognize revenues from June 2006 through May 2011 as the revenue deferral amount is amortized for ratemaking on a straight-line basis and included in Attachment O.

Valuation of Goodwill

We have goodwill resulting from our acquisitions of ITCTransmission and METC and ITC Midwest’s acquisition of the IP&L transmission assets. In accordance with the standards set forth by the FASB for goodwill, we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios. We also considered estimates of market-based valuation multiples for companies within our Regulated Operating Subsidiaries’ peer group. The market-based multiples involve judgment regarding the appropriate peer group and the appropriate multiple to apply in the valuation and the cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of goodwill, which would adversely impact earnings. As of December 31, 2009, consolidated goodwill totaled $950.2 million and we determined that no impairment existed at ITCTransmission, METC or ITC Midwest as of our goodwill impairment testing date of October 1, 2009.

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

Valuation of Share-Based Payments

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

Pension and Postretirement Costs

We sponsor certain post employment benefits to our employees, which include retirement plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these post employment plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rate, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized double-A zero coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our post employment plans. For our rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have commodity price risk at our Regulated Operating Subsidiaries arising from market price fluctuations for materials such as copper, aluminum, steel, oil and gas and other goods used in construction and maintenance activities. Higher costs of these materials are passed on to us by the contractors for these activities. These items affect only cash flows, as the amounts are included as components of net revenue requirement and any higher costs are included in rates under their cost-based formula rates.

Interest Rate Risk

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,165.9 million at December 31, 2009. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,353.0 million at December 31, 2009. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at December 31, 2009. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2009 would decrease the fair value of debt by $84.9 million, and a decrease in interest rates of 10% at December 31, 2009 would increase the fair value of debt by $92.9 million at that date.

Revolving Credit Agreements

At December 31, 2009, we had a consolidated total of $81.4 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2009 would increase or decrease the total interest expense by less than $0.1 million, respectively, for an annual period on a constant borrowing level of $81.4 million.

Credit Risk

Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for 37.7%, 23.6% and 22.5%, respectively, of our consolidated operating revenues for 2009. These percentages assume a portion of the 2009 revenue accruals and deferrals included in our 2009 operating revenues, which will be billed to our customers in 2011, would be paid by Detroit Edison, Consumers Energy and IP&L in the future based on the respective percentage of network revenues billed to them in 2009. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP, the billing agent for ITC Great Plains, began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
ITC Holdings Corp.

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 25, 2010

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$74,853	$58,110
Accounts receivable	72,352	57,638
Inventory	36,834	25,077
Deferred income taxes	23,859	—
Regulatory assets— revenue accrual (including accrued interest of $2,652 and $1,637, respectively)	82,871	22,301
Other	3,244	4,147

Total current assets	294,013	167,273
Property, plant and equipment (net of accumulated depreciation and amortization of $1,051,045 and $925,890, respectively)	2,542,064	2,304,386
Other assets
Goodwill	950,163	951,319
Intangible assets (net of accumulated amortization of $9,095 and $6,050, respectively)	51,987	52,357
Regulatory assets— revenue accrual (including accrued interest of $75 and $1,512, respectively)	20,406	81,643
Other regulatory assets	134,924	120,513
Deferred financing fees (net of accumulated amortization of $9,616 and $8,048, respectively)	21,672	21,410
Other	14,487	15,664

Total other assets	1,193,639	1,242,906

TOTAL ASSETS	$4,029,716	$3,714,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,508	$79,403
Accrued payroll	13,648	10,331
Accrued interest	39,099	37,779
Accrued taxes	21,188	18,104
Deferred income taxes	—	6,476
Refundable deposits from generators for transmission network upgrades	25,891	8,701
Other	3,344	5,384

Total current liabilities	146,678	166,178
Accrued pension and postretirement liabilities	31,158	24,295
Deferred income taxes	255,516	144,889
Regulatory liabilities — revenue deferral (including accrued interest of $186)	10,238	—
Regulatory liabilities — accrued asset removal costs	112,430	196,656
Refundable deposits from generators for transmission network upgrades	17,664	1,500
Other	10,111	3,731
Long-term debt	2,434,398	2,248,253
Commitments and contingent liabilities (Notes 4 and 16)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,084,061 and 49,654,518 shares issued and outstanding at December 31, 2009 and 2008, respectively	862,512	848,624
Retained earnings	149,776	81,268
Accumulated other comprehensive loss	(765)	(829)

Total stockholders’ equity	1,011,523	929,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,029,716	$3,714,565

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007

OPERATING REVENUES	$621,015	$617,877	$426,249
OPERATING EXPENSES
Operation and maintenance	95,730	113,818	81,406
General and administrative	69,231	81,296	62,089
Depreciation and amortization	85,949	94,769	67,928
Taxes other than income taxes	43,905	41,180	33,340
Other operating income and expense — net	(667)	(809)	(688)

Total operating expenses	294,148	330,254	244,075

OPERATING INCOME	326,867	287,623	182,174
OTHER EXPENSES (INCOME)
Interest expense	130,209	122,234	81,863
Allowance for equity funds used during construction	(13,203)	(11,610)	(8,145)
Loss on extinguishment of debt	1,263	—	349
Other income	(2,792)	(3,415)	(3,457)
Other expense	2,918	3,944	1,618

Total other expenses (income)	118,395	111,153	72,228

INCOME BEFORE INCOME TAXES	208,472	176,470	109,946
INCOME TAX PROVISION	77,572	67,262	36,650

NET INCOME	$130,900	$109,208	$73,296

Basic earnings per common share (Note 9)	$2.62	$2.22	$1.72
Diluted earnings per common share (Note 9)	$2.58	$2.18	$1.68
Dividends declared per common share	$1.250	$1.190	$1.130

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
(In thousands, except share and per share data)

BALANCE, DECEMBER 31, 2006	42,395,760	$526,485	$6,714	$(955)	$532,244
Net income	—	—	73,296	—	73,296	$73,296
Repurchase and retirement of common stock	(41,867)	(1,841)	—	—	(1,841)	—
Common stock issuance costs	—	(5)	—	—	(5)	—
Dividends declared on common stock ($1.130 per share)	—	—	(48,168)	—	(48,168)	—
Stock option exercises	351,172	3,081	—	—	3,081	—
Shares issued under the Employee Stock Purchase Plan	8,922	321	—	—	321	—
Issuance of restricted stock	228,644	—	—	—	—	—
Forfeiture of restricted stock	(25,779)	—	22	—	22	—
Amortization of share-based compensation, net of forfeitures	—	4,062	—	—	4,062	—
Amortization of interest rate lock cash flow hedges, net of tax $34	—	—	—	63	63	63

Comprehensive income						$73,359

BALANCE, DECEMBER 31, 2007	42,916,852	$532,103	$31,864	$(892)	$563,075
Net income	—	—	109,208	—	109,208	$109,208
Common stock issuance costs	—	(755)	—	—	(755)	—
Dividends declared on common stock ($1.190 per share)	—	—	(58,953)	—	(58,953)	—
Issuance of common stock	6,420,737	308,317	—	—	308,317	—
Stock option exercises	141,883	1,460	—	—	1,460	—
Shares issued under the Employee Stock Purchase Plan	18,593	766	—	—	766	—
Issuance of restricted stock	172,261	—	—	—	—	—
Forfeiture of restricted stock	(15,808)	—	21	—	21	—
Amortization of share-based compensation, net of forfeitures	—	7,251	—	—	7,251	—
Amortization of interest rate lock cash flow hedges, net of tax $34	—	—	—	63	63	63
Other	—	(518)	—	—	(518)	—

Comprehensive income						$109,271

Employers’ accounting for defined benefit pension and other postretirement plans change in measurement date provisions
Service cost, interest cost, and expected return on plan assets for October 1 — December 31, 2007, net of tax of $400	—	—	(647)	—	(647)
Amortization of prior service cost and losses for October 1 — December 31, 2007, net of tax of $140	—	—	(225)	—	(225)

BALANCE, DECEMBER 31, 2008	49,654,518	$848,624	$81,268	$(829)	$929,063
Net income	—	—	130,900	—	130,900	$130,900
Repurchase and retirement of common stock	(700)	(31)	—	—	(31)	—
Dividends declared on common stock ($1.250 per share)	—	—	(62,421)	—	(62,421)	—
Stock option exercises	223,975	2,522	—	—	2,522	—
Shares issued under the Employee Stock Purchase Plan	28,681	1,053	—	—	1,053	—
Issuance of restricted stock	189,264	—	—	—	—	—
Forfeiture of restricted stock	(16,894)	—	29	—	29	—
Vesting of deferred stock units	5,217	—	—	—	—	—
Amortization of share-based compensation, net of forfeitures	—	9,977	—	—	9,977	—
Amortization of interest rate lock cash flow hedges, net of tax $34	—	—	—	64	64	64
State tax deduction for stock compensation exceeding book value	—	129	—	—	129	—
Other	—	238	—	—	238	—

Comprehensive income						$130,964

BALANCE, DECEMBER 31, 2009	50,084,061	$862,512	$149,776	$(765)	$1,011,523

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,900	$109,208	$73,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	85,949	94,769	67,928
Revenue accrual and deferral — including accrued interest	10,912	(83,390)	(20,325)
Deferred income tax expense	75,001	65,054	36,650
Allowance for equity funds used during construction	(13,203)	(11,610)	(8,145)
Recognition of ITC Great Plains regulatory assets	(8,191)	—	—
Other	13,820	10,370	6,622
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(12,986)	(14,455)	(3,023)
Inventory	(14,599)	(10,237)	(18,016)
Other current assets	903	(629)	6,469
Accounts payable	(6,097)	14,948	9,533
Accrued payroll	2,003	778	3,401
Accrued interest	1,320	14,693	4,172
Accrued taxes	3,073	3,600	779
METC rate case accrued liability	—	—	(20,000)
Other current liabilities	(2,049)	1,191	(2,952)
Other non-current assets and liabilities, net	1,179	1,131	(605)

Net cash provided by operating activities	267,935	195,421	135,784
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(404,514)	(401,840)	(287,170)
ITC Midwest’s asset acquisition purchase price	—	(4,714)	(783,113)
ITC Midwest’s asset acquisition direct fees	—	(1,008)	(11,377)
Other	(4,448)	6,242	6,130

Net cash used in investing activities	(408,962)	(401,320)	(1,075,530)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	333,670	782,782	865,000
Repayment of long-term debt	(100,000)	(765,000)	—
Borrowings under short-term loan agreement	—	—	25,000
Repayment of short-term loan agreement	—	—	(25,000)
Borrowings under revolving credit agreements	623,966	657,733	678,200
Repayments of revolving credit agreements	(671,834)	(670,999)	(562,200)
Issuance of common stock	3,575	310,543	3,402
Dividends on common stock	(62,408)	(58,935)	(48,168)
Refundable deposits from generators for transmission network upgrades	40,279	15,661	—
Repayment of refundable deposits from generators for transmission network upgrades	(5,228)	(2,352)	—
Other	(4,250)	(8,040)	(7,298)

Net cash provided by financing activities	157,770	261,393	928,936

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	16,743	55,494	(10,810)
CASH AND CASH EQUIVALENTS — Beginning of period	58,110	2,616	13,426

CASH AND CASH EQUIVALENTS — End of period	$74,853	$58,110	$2,616

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

On December 20, 2007, ITC Midwest LLC (“ITC Midwest”), a wholly-owned subsidiary of ITC Holdings, completed the acquisition of the transmission assets of Interstate Power and Light Company (“IP&L”), an Alliant Energy Corporation subsidiary.

On August 18, 2009, ITC Great Plains LLC (“ITC Great Plains”), a wholly-owned subsidiary of ITC Grid Development LLC (“ITC Grid Development”), which is a wholly-owned subsidiary of ITC Holdings, completed the acquisition of two electric transmission substations from Mid-Kansas Electric Company LLC (“Mid-Kansas”) and implemented its cost-based formula rate as described in Note 4.

Through ITCTransmission, METC, ITC Midwest and ITC Great Plains (together, our “Regulated Operating Subsidiaries”), we are engaged in the transmission of electricity in the United States. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. By pursuing this strategy, we strive for high reliability of our systems and to improve accessibility to generation sources of choice, including renewable sources. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems.

Our Regulated Operating Subsidiaries are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of-service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area with nine interconnection points. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains service area is currently located in Kansas. The Midwest Independent Transmission System Operator, Inc. (“MISO”) bills and collects revenues from ITCTransmission, METC, and ITC Midwest’s (“MISO Regulated Operating Subsidiaries”) customers. Southwest Power Pool, Inc. (“SPP”) bills and collects revenue from ITC Great Plains customers.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulation — Our Regulated Operating Subsidiaries are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The electric transmission operations of our Regulated Operating Subsidiaries meet the accounting standards set forth by the Financial Accounting Standards Board (“FASB”) for the accounting effects of certain types of regulation. These accounting standards recognize the cost-based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. These standards require the recording of regulatory assets and liabilities for transactions that would have been recorded as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.

Cash and Cash Equivalents — We consider all unrestricted highly-liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(In thousands)	2009	2008	2007

Supplementary cash flows information:
Interest paid (net of interest capitalized)	$125,254	$102,149	$73,489
Federal and state income taxes paid	1,971	2,012	2,058
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment(a)	23,169	54,689	33,998
Allowance for equity funds used during construction	13,203	11,610	8,145

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2009, 2008 or 2007, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2009 and 2008, we did not have an accounts receivable reserve.

Inventories — Materials and supplies inventories are valued at average cost.

Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $76.8 million, $85.6 million and $58.7 million for 2009, 2008 and 2007, respectively.

Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 2.6%, 3.0% and 3.2% for 2009, 2008

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007, respectively. Both ITCTransmission and METC implemented new depreciation rates effective for the year ended December 31, 2009. Refer to Note 4 for additional discussion of these depreciation rate changes. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 30 to 75 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize an allowance for the cost of equity and borrowings used during construction (“AFUDC”) in accordance with FERC regulations. The AFUDC debt of $3.9 million, $3.5 million and $2.6 million for 2009, 2008 and 2007, respectively, was a reduction to interest expense. The AFUDC equity was $13.2 million, $11.6 million and $8.1 million for 2009, 2008 and 2007, respectively.

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

Goodwill and Intangible Assets — We comply with the standards set forth by the FASB for goodwill and other intangible assets. Under these standards, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using valuation techniques based on discounted future cash flows under various scenarios and we also considered estimates of market-based valuation multiples for companies within the peer group of the reporting unit that has goodwill recorded. These accounting standards require that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We completed our annual goodwill impairment test for each of our MISO Regulated Operating Subsidiaries as of October 1, 2009 and determined that no impairment exists. There were no events subsequent to October 1, 2009 that indicated impairment of our goodwill. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 6.

Deferred Financing Fees — The costs related to the issuance of long-term debt are deferred and amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2009, 2008 and 2007 of $3.3 million, $3.2 million and $2.1 million, respectively.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations — We comply with the standards set forth by the FASB for asset retirement obligations. As defined in the standards, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. The standards for asset retirement obligation applied to our Regulated Operating Subsidiaries require us to recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under the standards. Our asset retirement obligations as of December 31, 2009 and 2008 of $3.5 million and $2.0 million, respectively, are included in other liabilities.

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

Generator Interconnection Projects — Certain capital investment at our MISO Regulated Operating Subsidiaries relates to investments we make under generator interconnection agreements. The generator interconnection agreements typically consist of both transmission network upgrades, which have been deemed by FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are needed to interconnect the generating facility to the transmission system and primarily benefit the generating facility. Our investment in transmission network upgrade facilities are recorded to property, plant and equipment. For direct connection facilities, we collect a contribution in aid of construction from the generator for the cost of the facilities and offset the contribution against the plant investment recorded to property, plant and equipment.

We receive deposits or other security from the generator for the network upgrade facilities in advance of construction. When the generator meets certain criteria of Attachment FF of the MISO tariff, such as having a long-term sales agreement at the commercial operation date for the generating capacity of the facility, we refund the cash deposits or release other security that was provided. If the generator does not meet these criteria, the deposit is retained or other security drawn upon, and is recorded as an offset against the plant investment recorded to property, plant and equipment. When the cash or other security received is not refunded under the criteria of Attachment FF, the receipt of cash becomes taxable income for us for which we bill the generator a tax gross-up. The tax gross-up represents the difference between taxable income associated with the contribution compared to the present value of tax depreciation of the property constructed using the taxable contribution in aid of construction. The deferred revenues associated with the tax gross-up is recorded to other long-term liabilities when collected, and amortized based on the effective interest method over the tax depreciation life of the asset to other operating income and expense-net.

Revenues — Revenues from the transmission of electricity are recognized as services are provided. We record a reserve for revenue subject to refund when such refund is probable and can be reasonably estimated. The reserve is recorded as a reduction to operating revenues.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost-based formula rates at our Regulated Operating Subsidiaries include a true-up mechanism, whereby they compare their actual net revenue requirements to their billed revenues for each year and record a revenue accrual or deferral for the difference. Refer to Note 4 under “Cost-Based Formula Rates with True-Up Mechanism” for a discussion of our revenue accounting under our cost-based formula rate templates.

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

We also have an Employee Stock Purchase Plan (“ESPP”) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.

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

The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. A reserve was recorded for an uncertain tax position relating to the METC acquisition as described in Note 10.

We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2006 and earlier. The Internal Revenue Service completed its examination of our 2006 federal tax returns in January 2010. State and city jurisdictions that remain subject to examination range from tax years 2003 to 2007. The State of Michigan completed its examination of the 2004 through 2006 Michigan Single Business Tax returns for ITCTransmission in January 2009. The Internal Revenue Service and State of Michigan examinations did not result in any material adjustments to our consolidated financial statements. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB Accounting Standard Codification (“ASC”) and the Hierarchy of GAAP was completed. The ASC is the single source of authoritative GAAP, other than guidance put forth by the Securities Exchange Commission (“SEC”). All other accounting literature not included in the codification will be considered non-authoritative. We adopted the ASC for the quarterly period ended September 30, 2009 and the references to the superseded FASB pronouncement titles have been removed throughout this Form 10-K. The adoption of the ASC did not have a material impact on our consolidated financial statements.

Earnings per Share

Effective January 1, 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered “participating securities” and are included in computing earnings per share using the two-class method. The rights to dividends or dividend equivalents result in a non-contingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. We retroactively adjusted prior period earnings per share computations to reflect the two-class method. Refer to our earnings per share calculation in Note 9.

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

Fair Value Measurements

The new guidance set forth by the FASB for fair value measurements clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Adoption of the framework for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements. However, we are required to provide additional disclosure as part of our consolidated financial statements. Effective January 1, 2009, non-financial assets and non-financial liabilities, such as goodwill and intangible assets held by us are measured annually pursuant to new accounting standards for impairment testing purposes. Refer to our fair value measurement disclosure in Note 12.

Derivative Instruments and Hedging Activities

The new FASB requirements for accounting for derivative instruments and hedging require enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an entity’s financial position, financial performance, and cash flows. Qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements are required in the financial statements. The disclosure requirements did not have a material impact on our consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

The new disclosure requirements set forth by the FASB regarding employers’ plan assets include employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets and are effective for us for the year ended December 31, 2009. Refer to Note 11.

Subsequent Events

We have incorporated certain guidance that previously existed under generally accepted auditing standards, which requires the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued. We adopted the new guidance in the second quarter of 2009. We evaluated subsequent events through the date the financial statements were issued. The updated guidance did not have an impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

The new consolidation guidance set forth by the FASB applicable to a variable interest entity (“VIE”) and the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity requires a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE are also required. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE arose only when specific events had occurred. These requirements became effective for us for in the first quarter of 2010. We do not expect this guidance to have a material effect on our consolidated financial statements.

4.	REGULATORY MATTERS

ITC Great Plains

On January 15, 2009, ITC Great Plains filed an application with the FERC for the approval of a cost-based formula rate with a true-up mechanism to apply to ITC Great Plains’ transmission facilities in SPP, including Kansas. The application sought approval of a formula rate for ITC Great Plains as an independent transmission company in SPP. The application also sought transmission investment incentives for major transmission projects that ITC Great Plains has committed to construct in Kansas, including the Kansas Electric Transmission Authority (“KETA”) Project, which would run from Spearville, Kansas to a point near Hays, Kansas and then northward to Axtell, Nebraska, and the Kansas V-Plan, which would run from Spearville southward to Comanche County, Kansas and then on a northeastern track to Wichita, Kansas. Additionally, the application sought approval of the recovery of start-up and development expenses of ITC Great Plains and other development expenses relating to the KETA Project and Kansas V-Plan through the recognition of regulatory assets.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 16, 2009, the FERC issued an order approving ITC Great Plains’ request for transmission investment incentives. The approval of the application provides ITC Great Plains with the regulatory certainty needed to make significant transmission investments in the SPP region generally and Kansas in particular. Specifically, the FERC order authorized:

•	the establishment of regulatory assets for start-up and development costs of ITC Great Plains and pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered subsequent to a future FERC filing;

•	an incentive return on common equity of 12.16 percent;

•	inclusion of 100 percent of construction work in progress for the KETA and V-Plan projects in rate base;

•	abandoned plant recovery, in the event either the KETA Project or the Kansas V-Plan must be abandoned for reasons outside of ITC Great Plains’ control; and

•	a capital structure comprised of 60 percent equity and 40 percent debt.

Further, the FERC order conditionally accepted ITC Great Plains’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process. During September 2009, ITC Great Plains, FERC Staff and intervening parties reached an agreement in principle to resolve all of the issues set for hearing and Settlement Judge procedures. On October 23, 2009, ITC Great Plains, FERC Staff and the intervening parties filed an offer of settlement with the FERC to resolve all of the issues set for hearing and Settlement Judge procedures which the FERC accepted on February 3, 2010.

In July 2009, we recorded approximately $8.2 million of regulatory assets for development expenses incurred by ITC Great Plains through June 30, 2009 that became probable of recovery and recorded a corresponding $8.2 million reduction to operating expenses, primarily to general and administrative expense. These development expenses became probable of recovery due to progress made relating to the KETA project and the likelihood of meeting the requirement to have at least $100 million of plant in-service at ITC Great Plains to recover the development expenses. Subsequent to the initial recognition of these regulatory assets, we recorded an additional $1.8 million of costs incurred during the third and fourth quarter of 2009 directly to regulatory assets. The regulatory asset includes amounts relating to development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.

The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan. In the period in which it becomes probable that future revenues will result from the authorization to recover pre-construction expenses for the Kansas V-Plan, which totaled $0.9 million at December 31, 2009, we will record a reduction to operating expenses and recognize the regulatory asset.

In August 2009, ITC Great Plains purchased two electric transmission substations from Mid-Kansas with a net book value of $4.7 million. ITC Great Plains now operates the 138 kV Flat Ridge Substation located in Barber County, Kansas and the 230 kV Elm Creek Substation located in Cloud County, Kansas under a services agreement with Mid-Kansas. The acquisition allows ITC Great Plains to now participate in SPP as a transmission owner. Upon acquisition of these electric transmission assets, ITC Great Plains implemented its cost-based formula rate and recognizes revenues based on its actual net revenue requirement pursuant to Attachment H of the SPP tariff.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Green Power Express

On February 9, 2009, Green Power Express filed an application with the FERC for approval of a cost-based formula rate with a true-up mechanism and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project. We have identified a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. The Green Power Express project would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana and is ultimately expected to include approximately 3,000 miles of extra high-voltage (765 kV) transmission. The entire project is currently estimated to cost approximately $10 to $12 billion. Portions of the Green Power Express project fall within the service territory of ITC Midwest. ITC Holdings expects to partner with other utilities within the geographical footprint of the Green Power Express project and, therefore, expects to invest in only a portion of the total project cost.

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

Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and Settlement Judge procedures. The approved transmission investment incentives and return on equity were specifically excluded from any hearing process. Subsequent to the FERC order, Green Power Express, FERC Staff and intervening parties have participated in settlement discussions before a FERC Administrative Law Judge. Drafts of an offer of settlement and supporting documents that would resolve all of the issues set for hearing in the 2009 order are under review by the parties.

The total development expenses at Green Power Express through December 31, 2009 that may be recoverable through regulatory assets were approximately $4.5 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the authorization to recover these pre-construction expenses, we would record a reduction to operating expenses and recognize the regulatory assets. No revenue or regulatory assets were recorded as of December 31, 2009.

Cost-Based Formula Rates with True-Up Mechanism

The transmission rates at our Regulated Operating Subsidiaries are generally set annually and remain in effect for a one-year period. Rates are posted on the Open Access Same-Time Information System each year. By completing their formula rate template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance, including the amount of network load on their transmission systems, operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rate is subject to legal challenge at the FERC. The formula rates will continue to be used by our Regulated Operating Subsidiaries to calculate their respective annual net revenue requirements until and unless it is determined by the FERC to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.

Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirement. Our formula rates and any over- or under-collection of revenue requirements meet the accounting requirements for rate-regulated utilities for the effects of certain alternative revenue programs. Accordingly, revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using the formula rate template. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the formula rate templates.

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

On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and to establish that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC, so the April 16 order remains subject to rehearing and ultimately to an appeal to a federal Court of Appeals within 30 days of any decision on rehearing.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to certain conditions in the December 30, 2005 FERC order, METC had previously made adjustments to its net revenue requirement for depreciation and amortization expense and the related interest expense associated with new transmission assets placed in service from January 1, 2001 to December 31, 2005 (the “METC Regulatory Deferrals”). In addition, METC had previously made adjustments to its net revenue requirement for all the equity return on investment and the carrying costs on new transmission assets placed in service from January 1, 2001 to December 31, 2005 and recorded as a regulatory asset the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC (the “METC ADIT Deferrals”).

The METC rate case settlement established an initial balance of the METC Regulatory Deferrals of $55.0 million with a 20-year amortization beginning January 1, 2007. In addition, the settlement established an initial balance of the METC ADIT Deferrals of $61.3 million with an 18-year amortization beginning January 1, 2007.

Certain portions of the METC Regulatory Deferrals and the METC ADIT Deferrals of $39.6 million and $18.8 million, respectively, were recorded as a regulatory asset on METC’s historical FERC financial statements but were not recorded on METC’s historical GAAP financial statements because they did not meet the requirement of an incurred cost eligible for deferral. These amounts were identified and recorded as intangible assets acquired pursuant to the METC acquisition. Refer to additional discussion in Note 6 under “Intangible Assets.” The remaining portions of the METC Regulatory Deferrals and the METC ADIT Deferrals of $15.4 million and $42.5 million, respectively, continued to be recorded as a regulatory asset acquired pursuant to the METC acquisition. Refer to additional discussion associated with the regulatory assets METC Regulatory Deferrals and METC ADIT Deferrals in Note 5 under “Regulatory Assets.”

ITC Midwest’s Rate Discount

As part of the orders by the Iowa Utility Board (“IUB”) and the Minnesota Public Service Commission (“MPUC”) approving ITC Midwest’s asset acquisition, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest asset acquisition. Beginning in 2009 and extending through 2016, ITC Midwest’s net revenue requirement was or will be reduced by $4.1 million for each year. The recognition of the rate discount occurs when we provide the service and charge the reduced rate that includes the rate discount.

ITCTransmission Rate Freeze Revenue Deferral

ITCTransmission’s revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under Attachment O and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as an asset or as revenue in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets. Similarly none of the revenue deferral amortization used in ratemaking is reflected in our consolidated financial statements. Accounting standards for regulated entities provide that an enterprise shall capitalize all or part of an incurred cost that would otherwise be charged to expense if certain criteria are met, including whether it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for rate-making purposes. Although the amortization of the revenue deferral is an allowable component of future rates based on the FERC’s approval obtained for this item, the revenue deferral does not represent an incurred cost. Rather, it is a delayed recovery of revenue based on many components of our tariff rate, including incurred costs, rate base, capital structure, network load and other components of Attachment O. A regulated enterprise should recognize revenue for other than

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred costs if the revenue program meets certain criteria. The revenue deferral does not satisfy the criteria to record the revenue deferral in the year it was determined, as the amounts will not be collected within two years following the end of the year in which the amount was established. We believe the proper revenue recognition relating to the revenue deferral occurs when we charge the rate that includes the amortization of the revenue deferral. The revenue deferral is amortized for ratemaking straight-line for five years beginning in June 2006. As of December 31, 2009 and 2008 the balance of ITCTransmission’s revenue deferral was $16.9 million (net of accumulated amortization of $42.8 million) and $28.8 million (net of accumulated amortization of $30.9 million), respectively.

Depreciation Studies

During 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC that revised depreciation rates at ITCTransmission and METC and their revenue requirements for 2009, and resulted in a $19.5 million reduction in revenue recognized for the year. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values. The revised estimates resulted in a reduction of depreciation expense of $19.5 million for the year ended December 31, 2009. Because of the inclusion of depreciation expense as a component of net revenue requirement under the cost-based formula rate, there was an offsetting effect on revenues from the change in depreciation rates. The depreciation studies also resulted in revised estimates for the amount of accrued removal costs we have recorded in our consolidated balance sheet, and we recorded a decrease in our regulatory liability for accrued removal costs and an increase in accumulated depreciation of $84.3 million.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets

The following table summarizes the regulatory asset balances at December 31, 2009 and 2008:

(In thousands)	2009	2008

Regulatory Assets:
Formula rate revenue accruals:
Current (including accrued interest of $2,652 and $1,637 as of December 31, 2009 and 2008, respectively)	$82,871	$22,301
Non-current (including accrued interest of $75 and $1,512 as of December 31, 2009 and 2008, respectively)	20,406	81,643
Other:
ITCTransmission ADIT Deferral (net of accumulated amortization of $20,706 and $17,676 as of December 31, 2009 and 2008, respectively)	39,896	42,926
METC ADIT Deferral (net of accumulated amortization of $7,076 and $4,717 as of December 31, 2009 and 2008, respectively)	35,380	37,739
METC Regulatory Deferrals (net of accumulated amortization of $2,314 and $1,543 as of December 31, 2009 and 2008, respectively)	13,114	13,885
Unamortized loss on reacquired debt	—	382
Income taxes recoverable related to AFUDC equity	22,296	15,329
ITC Great Plains Start-up and Development Regulatory Asset	8,757	—
KETA Project Regulatory Asset	1,202	—
Pensions and postretirement	14,279	10,252

Total	$238,201	$224,457

Revenue Accruals

Refer to discussion of revenue accruals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn an equity return on the balance of the revenue accruals, but do accrue interest on the true-up amount.

ITCTransmission ADIT Deferral

The carrying amount of the ITCTransmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns an equity return on the remaining unamortized balance of the ITCTransmission ADIT Deferral. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on a straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2009, 2008 and 2007, which is included in depreciation and amortization.

METC ADIT Deferrals

The original amount recorded for the regulatory asset for METC ADIT Deferrals of $42.5 million is recognized in rates and amortized over 18 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement. Refer to additional discussion of METC ADIT Deferrals in Note 4 under “METC Rate Case Settlement.” METC earns an equity return on the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining unamortized balance of the regulatory asset for METC ADIT Deferrals. METC recorded amortization expense of $2.4 million annually during 2009, 2008 and 2007, respectively, which is included in depreciation and amortization.

METC Regulatory Deferrals

The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement. Refer to additional discussion of METC Regulatory Deferrals in Note 4 under “METC Rate Case Settlement.” METC earns an equity return on the remaining unamortized balance of the regulatory asset for METC Regulatory Deferrals. METC recorded amortization expense of $0.8 million during 2009, 2008 and 2007, respectively, which is included in depreciation and amortization.

Unamortized Loss on Reacquired Debt

In accordance with accounting standards for the effects of certain types of regulation, the remaining unamortized balance of deferred financing fees for terminated debt agreements are reclassified to other regulatory assets. Our regulatory assets for this item were amortized on a straight-line basis through 2009. During 2009, 2008 and 2007, we recognized amortization expense of $0.4 million, $2.2 million and, $2.1 million, respectively, associated with these regulatory assets, which was recorded to interest expense. Our Regulated Operating Subsidiaries do not earn an equity return on these regulatory assets but they are included as a component of long-term interest used to calculate the cost of long-term debt under the formula rate.

Income Taxes Recoverable Related to AFUDC Equity

Accounting standards for income taxes provides that a regulatory asset be recorded if it is probable that a future increase in taxes payable relating to AFUDC equity will be recovered from customers through future rates. Under our Regulated Operating Subsidiaries’ cost-based formula rates with true-up mechanisms, the future taxes payable relating to AFUDC equity will be recovered from customers in future rates. The true-up mechanism allows our Regulated Operating Subsidiaries to collect their actual net revenue requirement, which includes taxes payable relating to AFUDC equity. The carrying amount of this regulatory asset is related to the income taxes on AFUDC equity recognized that is expected to be earned in future revenues. Because AFUDC equity is a component of property, plant and equipment that is included in rate base when the plant is placed in service, and the related deferred tax liabilities are not a reduction to rate base, we effectively earn a return on this regulatory asset.

ITC Great Plains Start-up and Development Regulatory Asset

The start-up and development regulatory asset consists of costs incurred by ITC Great Plains from inception through the effective date of the ITC Great Plains’ cost-based formula rate, including ongoing costs which had been incurred to develop and acquire transmission assets in the SPP region. These costs relate primarily to obtaining various state, SPP and FERC approvals necessary for ITC Great Plains to own transmission assets and build new facilities in the SPP region, efforts to establish the ITC Great Plains’ cost-based formula rate, the establishment of ITC Great Plains as a public utility in Kansas and Oklahoma, as well as obtaining the necessary approvals and authorizations for the state regulators in Kansas and Oklahoma.

The startup and development regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in ITC Great Plains’ formula rate template for that year. The

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity component of these carrying charges, totaling $0.5 million as of December 31, 2009, is not recorded for GAAP accounting and reporting but is recorded for FERC reporting as it does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory asset is included in rate base.

Recovery of the start-up and development regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the Federal Power Act to demonstrate that the costs to be recovered are just and reasonable. Subsequent to FERC authorization, ITC Great Plains will include the unamortized balance of the start-up and development regulatory assets in its rate base and will begin amortizing it over a ten-year period upon the in-service date of the KETA Project, the Kansas V-Plan or when the total in-service gross property, plant and equipment at ITC Great Plains exceeds $100 million, whichever occurs first. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.

KETA Project Regulatory Asset

The KETA Project regulatory asset includes costs incurred associated with regulatory activities in Kansas and Oklahoma and with participants in SPP to obtain the necessary approvals and authorization before proceeding further with plans, as well as engineering studies, routing studies and education and outreach to stakeholders on ITC Great Plains’ efforts to bring these projects to the SPP region, and other pre-construction costs specific to the KETA Project. The KETA Project regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in our formula rate template for that year. The equity component of these carrying charges, totaling less than $0.1 million as of December 31, 2009, is not recorded for GAAP accounting and reporting but are for FERC as they do not meet the recognition criteria of a incurred costs eligible for deferral under GAAP. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory asset is included in rate base.

Recovery of the KETA Project regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the Federal Power Act to demonstrate that the costs to be recovered are just and reasonable. Subsequent to FERC authorization, ITC Great Plains will include the unamortized balance of the KETA Project Regulatory Asset in its rate base and begin amortizing it over a ten-year period upon the in-service date of the KETA Project. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in that year.

Pensions and Postretirement

Accounting standards for defined benefit pension and other postretirement plans require that amounts that otherwise would have been charged and or credited to accumulated other comprehensive income are recorded as a regulatory asset or liability because as the unrecognized amounts recorded to this regulatory asset are recognized, expenses will be recovered from customers in future rates under our cost-based formula rates. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Pension and Postretirement regulatory asset.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Liabilities

The following table summarizes the regulatory liabilities balances at December 31, 2009 and 2008:

(In thousands)	2009	2008

Regulatory Liabilities:
Accrued asset removal costs	$112,430	$196,656
Formula rate revenue deferrals(a)
Current (including accrued interest of $24 as of December 31, 2008)(b)	—	228
Non-current (including accrued interest of $186 as of December 31, 2009)	10,238	—

Total	$122,668	$196,884

(a)	Refer to discussion of revenue deferrals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn an equity return on the balance of the revenue deferrals, but do accrue interest on the true-up amount.

(b)	Current portion of Regulatory Liabilities revenue deferral, including accrued interest, is recorded with other current liabilities on our consolidated statement of financial position.

Accrued Asset Removal Costs

The carrying amount of the accrued asset removal costs represents the accrued asset removal costs to remove the asset at retirement. The portion of depreciation expense related to asset removal costs is added to this regulatory liability and removal expenditures incurred are charged to this regulatory liability. Our Regulated Operating Subsidiaries include this item within accumulated depreciation for rate-making purposes, which is a reduction to rate base. As a result of ITCTransmission and METC depreciation studies as discussed in Note 4 under “Depreciation Studies,” we recorded a decrease in our regulatory liability for accrued removal costs of $29.2 million and $55.1 million for ITCTransmission and METC, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

At December 31, 2009, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively. At December 31, 2008, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $455.3 million and $322.6 million, respectively.

Intangible Assets

Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferrals. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2009 and 2008 is $33.6 million and $35.6 million, respectively, and is amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in the METC rate case settlement. The carrying amount of the intangible asset for METC ADIT Deferrals at December 31, 2009 and 2008 is $15.7 million and $16.7 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferrals. Refer to the discussion of the METC Regulatory Deferrals and the METC ADIT Deferrals in Note 4 under “METC Rate Case Settlement.”

During 2009, ITC Great Plains recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets was $2.7 million (net of accumulated amortization of less than $0.1 million) as of December 31, 2009.

During each of the years ended December 31, 2009, 2008 and 2007, we recognized $3.0 million of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2009 to be as follows:

(In thousands)

2010	$3,078
2011	3,078
2012	3,078
2013	3,078
2014	3,078
2015 and thereafter	36,597

Total	$51,987

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment-net consisted of the following at December 31, 2009 and 2008:

(In thousands)	2009	2008

Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$3,330,057	$3,003,312
Construction work in progress	167,092	163,655
Capital equipment inventory	76,697	45,282
Other	12,114	10,843
ITC Holdings and other	7,149	7,184

Total	3,593,109	3,230,276
Less accumulated depreciation and amortization	(1,051,045)	(925,890)

Property, plant and equipment-net	$2,542,064	$2,304,386

Additions to property, plant and equipment in service and construction work in progress during 2009 and 2008 were primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

The following amounts were outstanding at December 31, 2009 and 2008:

	2009	2008
(In thousands)

ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $421 and $540, respectively)	$266,579	$266,460
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014	50,000	50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $22 and $26, respectively)	254,978	254,974
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $205 and $212, respectively)	254,795	254,788
ITC Holdings 6.050% Senior Notes due January 31, 2018 (net of discount of $1,276 and $1,434, respectively)	383,724	383,566
ITC Holdings 5.500% Senior Notes due January 15, 2020 (net of discount of $1,319)	198,681	—
ITC Holdings Revolving Credit Agreement due March 29, 2012	—	67,953
ITCTransmission 4.45% First Mortgage Bonds, Series A, due July 15, 2013 (net of discount of $42 and $54, respectively)	184,958	184,946
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $96 and $100, respectively)	99,904	99,900
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 18, 2018 (net of discount of $95 and $106, respectively)	99,905	99,894
ITCTransmission/METC Revolving Credit Agreement due March 29, 2012	57,803	42,065
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014	50,000	50,000
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $493 and $511, respectively)	174,507	174,489
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	40,000
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	35,000
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	35,000	—
ITC Midwest Revolving Credit Agreement due January 29, 2013	23,564	19,218

Total long-term debt	$2,434,398	$2,248,253

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual maturities of long-term debt as of December 31, 2009 are as follows:

(In thousands)

2010	$—
2011	—
2012	57,803
2013	475,564
2014	100,000
2015 and thereafter	1,805,000

Total	$2,438,367

ITC Holdings

Term Loan Agreement

On April 29, 2009, ITC Holdings entered into a two year Term Loan Agreement (the “Term Loan Agreement”) with various financial institutions as lenders. The Term Loan Agreement established an unguaranteed, unsecured $100 million term facility, under which the entire $100 million was drawn at closing. Amounts outstanding under the Term Loan Agreement accrued interest at 350 basis points over the applicable LIBOR rate and could be repaid without penalty in increments of $5 million in advance of the maturity date. The funds provided under the Term Loan Agreement were used for general corporate purposes.

In December 2009, we repaid in full all amounts outstanding under the Term Loan Agreement using proceeds of ITC Holdings’ $200.0 million 5.50% Senior Notes due January 15, 2020 (“Senior Notes”) described below. ITC Holdings incurred a loss on extinguishment of debt of $1.3 million related to the write-off of deferred debt issuance costs.

Senior Notes

On December 11, 2009, ITC Holdings issued $200.0 million aggregate principal amount of its Senior Notes under its first mortgage indenture, dated as of December 11, 2009, in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The Senior Notes were sold to various initial purchasers pursuant to a purchase agreement dated December 8, 2009. The proceeds were used to repay the $100 million outstanding under the ITC Holdings Term Loan discussed above, to repay all amounts outstanding under the ITC Holdings Revolving Credit Facility and for general corporate purposes, including funding capital expenditures.

ITCTransmission

The ITCTransmission First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC

The METC Senior Secured Notes are secured by a first priority security interest in all of METC’s assets equally with all other notes issued under the related indenture.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITC Midwest

On December 17, 2009, ITC Midwest issued $35.0 million of the total face amount of $75.0 million of its 4.60% First Mortgage Bonds, Series D, due December 17, 2024. ITC Midwest held a lending commitment from the lenders and closed on the additional $40.0 million of Series D Bonds in February 2010. The proceeds from 2009 were used to repay a portion of the amounts outstanding under the ITC Midwest Revolving Credit Agreement. All of ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.

Revolving Credit Agreements

Lehman Brothers Bank, FSB (“Lehman”), a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s aggregate commitment to our various agreements of $55.0 million represents 16.2% of our total consolidated revolving credit agreement capacity of $340.0 million. At December 31, 2009, we had $2.7 million outstanding under the agreements relating to Lehman’s participation drawn prior to Lehman’s bankruptcy. Lehman has not funded its share of borrowing notices since its bankruptcy filing and, given the favorable terms of our existing agreements compared to current market conditions, we do not expect to replace Lehman’s commitments on our existing credit agreements.

ITC Holdings Revolving Credit Agreement

On March 29, 2007, ITC Holdings entered into a revolving credit agreement, (the “ITC Holdings Revolving Credit Agreement”), dated as of March 29, 2007, that established an unguaranteed, unsecured revolving credit facility under which ITC Holdings may borrow and issue letters of credit up to $125.0 million (subject to increase to $150.0 million with consent of the lenders). The maturity date of the ITC Holdings Revolving Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITC Holdings Revolving Credit Agreement, ITC Holdings may extend the maturity date of the ITC Holdings Revolving Credit Agreement for up to two additional one-year periods. Loans under the ITC Holdings Revolving Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Holdings’ credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. The outstanding balance under the ITC Holdings Revolving Credit Agreement was repaid with proceeds from the ITC Holdings Senior Notes issued on December 11, 2009. At December 31, 2009, ITC Holdings had no outstanding amounts under the ITC Holdings Revolving Credit Agreement and borrowing capacity of $105.2 million, net of unfulfilled Lehman commitment. At December 31, 2008, ITC Holdings had $68.0 million outstanding under the ITC Holdings Revolving Credit Agreement. The weighted-average interest rate of borrowings outstanding under the agreement at December 31, 2008 was 1.6%. The ITC Holdings Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITC Holdings’ credit rating.

ITCTransmission/METC Revolving Credit Agreement

On March 29, 2007, ITCTransmission and METC entered into a revolving credit agreement (the “ITCTransmission/METC Revolving Credit Agreement”), dated as of March 29, 2007, that established an unguaranteed, unsecured revolving credit facility under which ITCTransmission may borrow and issue letters of credit up to $105.0 million (as modified December 27, 2007) and METC may borrow and issue letters of credit up to $60.0 million (subject to increase to $85.0 million with consent of the lenders). The maturity date of the ITCTransmission/METC Revolving Credit Agreement is March 29, 2012. With consent

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the lenders holding a majority of the commitments under the ITCTransmission/METC Revolving Credit Agreement, ITCTransmission and METC may extend the maturity date of the ITCTransmission/METC Revolving Credit Agreement for up to two additional one-year periods. Loans made under the ITCTransmission/METC Revolving Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITCTransmission and METC’s credit ratings and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2009 and 2008, ITCTransmission had $20.9 million and $26.5 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of a borrowing capacity of $88.3 million, net of the unfulfilled Lehman commitment). At December 31, 2009 and 2008, METC had $36.9 million and $15.6 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of a borrowing capacity of $50.5 million, net of the unfulfilled Lehman commitment). The weighted-average interest rate of borrowings outstanding under the agreement at December 31, 2009 and 2008 was 0.6% and 2.1%, respectively, for both ITCTransmission and METC. The ITCTransmission/METC Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.20% each year, depending on ITCTransmission’s and METC’s credit ratings.

ITC Midwest Revolving Credit Agreement

On January 29, 2008, ITC Midwest entered into a revolving credit agreement (the “ITC Midwest Revolving Credit Agreement”) that established an unguaranteed, unsecured revolving credit facility under which ITC Midwest may borrow and issue letters of credit up to $50.0 million (subject to increase to $75.0 million with the consent of the lenders). The maturity date of the ITC Midwest Revolving Credit Agreement is January 29, 2013. ITC Midwest’s loans made under the ITC Midwest Revolving Credit Agreement bear interest at a variable rate, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2009 and 2008, ITC Midwest had $23.6 million and $19.2 million, respectively, outstanding under the ITC Midwest Revolving Credit Agreement (out of a borrowing capacity of $43.7 million, net of the unfulfilled Lehman commitment) and the weighted-average interest rate of borrowings outstanding under the agreement was 0.6% and 0.9%, respectively, at December 31, 2009 and 2008. The ITC Midwest Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from .05% to 0.2% each year, depending on ITC Midwest’s credit rating.

Covenants

Our debt instruments described above contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. We are currently in compliance with all debt covenants.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EARNINGS PER SHARE

We report both basic and diluted earnings per share. A reconciliation of both calculations for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

(In thousands, except share, per share data and percentages)	2009	2008	2007

Numerator:
Net income	$130,900	$109,208	$73,296
Less: dividends declared — common shares, restricted shares and deferred stock units	(62,392)	(58,933)	(48,146)

Undistributed earnings	68,508	50,275	25,150
Percentage allocated to common shares(a)	98.6%	98.9%	99.3%

Undistributed earnings — common shares	67,549	49,722	24,974
Add: dividends declared — common shares	61,517	58,318	47,829

Numerator for basic and diluted earnings per common share	$129,066	$108,040	$72,803

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,196,470	48,592,534	42,298,478
Incremental shares for stock options and employee stock purchase plan	880,963	1,035,353	1,155,637

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,077,433	49,627,887	43,454,115

Per common share net income:
Basic	$2.62	$2.22	$1.72
Diluted	$2.58	$2.18	$1.68

(a) Weighted-average common shares outstanding	49,196,470	48,592,534	42,298,478
Weighted-average restricted shares and deferred stock units (participating securities)	705,716	517,248	306,232

Total	49,902,186	49,109,782	42,604,710

Percentage allocated to common shares	98.6%	98.9%	99.3%

Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common shares shown above excludes the income attributed to our restricted stock and deferred stock units from the numerator and excludes the related shares from the denominator. In accordance with GAAP, we retroactively adjusted prior period earnings per share computations so that our historical earnings per share are presented on a consistent basis using the two-class method.

The retroactive application of the two-class method resulted in a decrease in basic earnings per share of $0.03 and $0.01 per share for the years ended December 31, 2008 and 2007, respectively, as compared to the earnings per share calculations used and disclosed in our Form 10-K for the annual periods ended December 31, 2008 and 2007. The retroactive application of the two-class method decreased diluted

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share by $0.01 per share for the year ended December 31, 2008. The retroactive application did not result in a change in the diluted earnings per share calculation for the year ended December 31, 2007.

At December 31, 2009, 2008 and 2007, we had 2,673,121, 2,603,115 and 2,503,272 of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. At December 31, 2009 and 2008, 814,914 and 502,511 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively. At December 31, 2007, there were no anti-dilutive stock options.

10.	INCOME TAXES

Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2009	2008	2007

Income tax expense at 35% statutory rate	$72,965	$61,765	$38,481
State income taxes (net of federal benefit)	7,230	6,769	(4,047)
Valuation allowance — state income taxes	785	1,829	4,047
AFUDC equity	(4,336)	(3,601)	(2,691)
Other — net	928	500	860

Income tax provision	$77,572	$67,262	$36,650

Components of the income tax provision were as follows:

(In thousands)	2009	2008	2007

Current income tax expense	$2,571	$2,208	$—
Deferred income tax expense	74,001	65,054	36,650
Benefits of operating loss carryforward	1,000	—	—

Total income tax provision	$77,572	$67,262	$36,650

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets (liabilities) consisted of the following at December 31:

(In thousands)	2009	2008

Property, plant and equipment	$(209,169)	$(132,295)
Federal income tax NOLs	80,437	78,186
Michigan Business Tax deductions	21,697	22,316
METC regulatory deferral(a)	(17,395)	(19,250)
Acquisition adjustments — ADIT deferrals(a)	(15,704)	(16,216)
Goodwill	(57,555)	(39,298)
Revenue accrual/deferral-net (including accrued interest)	(41,970)	(41,051)
Pension and postretirement liabilities	12,506	9,180
State income tax NOLs	17,103	14,874
Other — net	(18,994)	(14,617)
Deferred tax asset valuation allowance(b)	(2,613)	(13,194)

Net deferred tax assets (liabilities)	$(231,657)	$(151,365)

Gross deferred income tax liabilities	$(382,244)	$(280,554)
Gross deferred income tax assets	153,200	142,383
Deferred tax asset valuation allowance(b)	(2,613)	(13,194)

Net deferred tax assets (liabilities)	$(231,657)	$(151,365)

(a)	Described in Note 5.

(b)	The deferred tax asset valuation allowance relates primarily to state income tax NOLs for which it is more likely than not that a tax benefit will not be realized.

We have estimated federal income tax NOLs of $266.9 million as of December 31, 2009, all of which we expect to use prior to their expiration. These federal income tax NOLs result in part from accelerated depreciation methods for property, plant and equipment for income tax reporting purposes. The federal income tax NOLs of $38.5 million included in the 2006 consolidated tax return for the entities acquired in the METC acquisition would expire beginning in 2019. The remaining estimated federal income tax NOLs of $228.4 million would expire in 2023 through 2029.

Included in the $266.9 million total estimated federal income tax NOLs is $37.1 million ($13.0 million after tax) of federal income tax NOLs relating to tax deductions for share-based compensation not recognized in the consolidated financial statements. The accounting standards for share-based compensation require that the tax deductions that exceed book value be recognized as increases to common stock only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the years ended December 31, 2009, 2008 and 2007, we did not recognize the tax effects of the excess federal tax deductions as increases in common stock or increases to NOL deferred tax assets, as the deductions have not resulted in a reduction of taxes payable due to our federal income tax NOLs. For the year ended December 31, 2009, we recognized the tax effects of the excess state tax deduction as common stock of $0.1 million. No state tax deductions were recognized for the years ended December 31, 2008 and 2007.

Michigan Business Tax

On July 12, 2007, a Michigan law replaced the Michigan Single Business Tax with the Michigan Business Tax effective January 1, 2008. Key features of the Michigan Business Tax include a business

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax at a rate of 4.95% and a modified gross receipts tax at a rate of 0.80%, with deductions and credits for certain activities. In December 2007, a 21.99% surcharge was added to the Michigan Business Tax. The surcharge expires no earlier than January 1, 2017. The Michigan Single Business Tax that was in effect through December 31, 2007 was accounted for as a tax other than income tax. The Michigan Business Tax is accounted for as an income tax and resulted in a state income tax provision recorded for the year ended December 31, 2009 and 2008 of $7.8 million and $8.4 million, net of federal benefit, respectively.

METC Uncertain Tax Position

At December 31, 2009, we had an uncertain tax position resulting from an analysis we performed on various transaction costs incurred in connection with the METC acquisition. In applying the measurement provisions of income taxes, this tax position resulted in an immaterial reduction to the deferred tax asset recorded in purchase accounting. This tax position was effectively settled in January 2010 upon completion of the Internal Revenue Service audit of our 2006 tax year. The settlement of this tax position did not have a material effect on our consolidated statements when recorded in the first quarter of 2010.

11.	RETIREMENT BENEFITS AND ASSETS HELD IN TRUST

Retirement Plan Benefits

We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We made contributions of $3.2 million, $2.1 million and $4.0 million to the retirement plan in 2009, 2008 and 2007, respectively, although we had no minimum funding requirements. We expect to contribute up to $6.0 million to the defined benefit retirement plan relating to the 2009 plan year in 2010.

We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. The obligations under these supplemental nonqualified plans are included in the pension benefit obligation calculations below. The investments in trust for the supplemental nonqualified retirement plans of $9.4 million and $4.6 million at December 31, 2009 and 2008, respectively, are not included in the pension plan asset amounts presented below, but are included in other assets on our consolidated statement of financial position. For the years ended December 31, 2009, 2008 and 2007, we contributed $4.0 million, $1.0 million and $1.1 million, respectively, to these supplemental nonqualified, noncontributory, retirement benefit plans. We account for the assets contributed under the supplemental nonqualified, noncontributory, retirement benefit plan and held in a trust as trading securities under the ASC for certain investments in debt and equity securities. Accordingly, realized and unrealized gains or losses on the investments are recorded as investment income or loss. We recognized gains of $0.7 million in other income during 2009, losses of $1.8 million in other expenses during 2008 and gains of $0.1 million in other income during 2007 associated with realized and unrealized gains and losses on the investments held in trust associated with our supplemental nonqualified retirement plans.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan assets consisted of the following assets by category:

Asset Category	2009	2008

Fixed income securities	57.8%	61.9%
Equity securities	42.2%	38.1%

Total	100.0%	100.0%

Net pension cost for 2009, 2008 and 2007 includes the following components:

(In thousands)	2009	2008	2007

Service cost	$2,674	$1,977	$1,493
Interest cost	1,691	1,164	996
Expected return on plan assets	(987)	(1,038)	(650)
Amortization of prior service cost	(42)	(882)	(1,101)
Amortization of actuarial loss	2,250	1,762	1,952

Net pension cost	$5,586	$2,983	$2,690

The effective date of the annual measurement changed from September 30 to December 31 beginning in 2008 pursuant to the measurement provisions of the guidance for employers’ accounting for defined benefit pension and other postretirement plans. The following table reconciles the obligations,

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of December 31, 2009 and 2008:

(In thousands)	2009	2008

Change in Benefit Obligation:
Beginning projected benefit obligation	$(26,175)	$(18,869)
Employers’ accounting for defined benefit pension and other postretirement plan measurement date adjustment	—	(785)
Service cost	(2,674)	(1,977)
Interest cost	(1,691)	(1,164)
Actuarial net loss	(5,820)	(3,692)
Benefits paid	626	312

Ending projected benefit obligation	$(35,734)	$(26,175)
Change in Plans’ Assets:
Beginning plan assets at fair value	$12,294	$13,424
Employers’ accounting for defined benefit pension and other postretirement plan measurement date adjustment	—	259
Actual (loss) return on plan assets	1,648	(3,179)
Employer contributions	3,187	2,102
Benefits paid	(626)	(312)

Ending plan assets at fair value	$16,503	$12,294

Funded status, underfunded	$(19,231)	$(13,881)

Ending accumulated benefit obligation	$(25,534)	$(22,178)
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(19,231)	$(13,881)

Total	$(19,231)	$(13,881)

Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$11,398	$8,490
Prior service credit	(184)	(226)

Total	$11,214	$8,264

The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with the guidance for employers’ accounting for pensions are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 4. We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

Actuarial assumptions used to determine the benefit obligation are listed below:

	2009	2008	2007

Discount rate	6.00%	5.95%	6.19%
Annual rate of salary increases	5.00%	5.00%	5.00%

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine the benefit cost for 2009, 2008 and 2007 are listed below:

	2009	2008	2007

Discount rate	5.95%	6.19%	5.95%
Annual rate of salary increases	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.00%

At December 31, 2009, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)

2010	$587
2011	677
2012	1,188
2013	1,824
2014	3,248
2015 through 2019	19,339

Other Postretirement Benefits

We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $2.5 million and $1.3 million to the postretirement benefit plan in 2009 and 2008, respectively. We expect to contribute $3.0 million to the plan in 2010.

The plan assets consisted of the following assets by category:

Asset Category	2009	2008

Fixed income securities	73.3%	73.7%
Equity securities	26.7%	26.3%

Total	100.0%	100.0%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. We have not assessed whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act and our measurement of the accumulated postretirement benefit obligation as of December 31, 2009 and 2008 does not reflect any potential amounts associated with subsidies under the Act.

Net postretirement cost for 2009, 2008 and 2007 includes the following components:

(In thousands)	2009	2008	2007

Service cost	$1,841	$1,632	$982
Interest cost	921	672	330
Expected return on plan assets	(228)	(218)	(93)
Amortization of unrecognized prior service cost	314	580	235
Amortization of actuarial (gain) loss	166	—	(94)

Net postretirement cost	$3,014	$2,666	$1,360

The effective date of the annual measurement changed from September 30 to December 31 starting on January 1, 2008. The following table reconciles the obligations, assets and funded status of the plans as

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2009 and 2008:

(In thousands)	2009	2008

Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(13,419)	$(9,139)
Employers’ accounting for defined benefit pension and other postretirement plan measurement date adjustment	—	(576)
Service cost	(1,841)	(1,632)
Interest cost	(921)	(672)
Obligation assumed in ITC Midwest’s asset acquisition	—	(1,669)
Amendments	—	—
Actuarial gain (loss)	(1,625)	239
Benefits paid	49	30

Ending accumulated postretirement obligation	$(17,757)	$(13,419)
Change in Plans’Assets
Beginning plan assets at fair value	$3,005	$2,211
Employers’ accounting for defined benefit pension and other postretirement plan measurement date adjustment	—	55
Actual (loss) return on plan assets	297	(558)
Employer contributions	2,528	1,297
Employer provided retiree premiums	49	30
Benefits paid	(49)	(30)

Ending Plan assets at fair value	$5,830	$3,005

Funded status, underfunded	$(11,927)	$(10,414)

Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(11,927)	$(10,414)

Total	$(11,927)	$(10,414)

Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$2,314	$923
Prior service cost	751	1,065

Total	$3,065	$1,988

The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with the guidance for employers’ accounting for pensions are recorded as a regulatory asset on our consolidated statements of financial position. We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine the benefit obligation are as follows:

	2009	2008	2007

Discount rate	6.00%	5.95%	6.19%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	9.00%	10.00%	10.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2015
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Discount rate	5.95%	6.19%	5.95%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	10.00%	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

At December 31, 2009, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)

2010	$179
2011	255
2012	351
2013	523
2014	764
2015 through 2019	7,484

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2009 and the postretirement benefit obligation at December 31, 2009:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost	$444	$(359)
Effect on postretirement benefit obligation	1,756	(1,442)

Investment Objectives and Fair Value Measurement

The general investment objectives of the qualified retirement benefit plan and other postretirement benefit plan include maximizing the return within reasonable and prudent levels of risk and controlling administrative and management costs. The targeted asset allocation is weighted equally between equity and fixed income investments. Investment decisions are made by our retirement benefits board as delegated by our board of directors. Equity investments may include various types of U.S and international equity securities, such as large-cap, mid-cap and small-cap stocks. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. There are no prohibited investments for the retirement plan and other post

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement plans, including the use of derivatives, but our exposure to derivatives currently is not material. We intend that the long-term capital growth of the retirement plan and other post retirement plans, together with employer contributions, will provide for the payment of the benefit obligations.

We determine our expected long-term rate of return on plan assets based on the current target allocations of the retirement plan investments and considering historical returns on comparable fixed income investments and equity investments.

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

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents	$2,836	$—	$—
Short term investments	—	3,599	—
Common collective trusts — U.S. equity securities	—	6,210	—
Common collective trusts — international equity securities	—	1,643	—
Common collective trusts — fixed income securities	—	5,367	—
Mutual funds — equity securities	662	—	—
Mutual funds — fixed income securities	519	—	—
Guaranteed deposit fund	—	1,497	—

Total	$4,017	$18,316	$—

Defined Contribution Plans

We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2.6 million, $1.8 million and $1.4 million for 2009, 2008 and 2007, respectively.

12.	FAIR VALUE MEASUREMENTS

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$70,558	$—	$—
Other non current assets — trading securities	9,866	—	—

Total	$80,424	$—	$—

As of December 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds and equity securities that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.

As of December 31, 2009, our accounts receivable and accounts payable balances approximate fair value. We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets to be measured at fair value occurred (subsequent to initial recognition) during the year ended December 31, 2009.

Fair Value of Long-Term Debt

Fixed Rate Long-Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt as described in Note 8, excluding revolving credit agreements, was $2,165.9 million and $1,986.2 million at December 31, 2009 and 2008, respectively. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,353.0 million and $2,119.0 at December 31, 2009 and 2008, respectively.

Revolving Credit Agreements

At December 31, 2009 and 2008, we had a consolidated total of $81.4 million and $129.2 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER COMPENSATION PLANS

Special Bonus Plans

On June 15, 2005, our board of directors approved two discretionary bonus plans, the ITC Holdings Executive Group Special Bonus Plan and the ITC Holdings Special Bonus Plan, under which plan participants had amounts credited to accounts which were maintained for each participant in respect of each calendar year during which the plans are in place. Under these special bonus plans, in determining the amounts to be credited to the plan participants’ accounts, our board of directors is to give consideration to dividends paid, or expected to be paid, on our common stock during each year. Our board of directors can generally amend or terminate the plans at any time, except that no such amendment or termination can materially and adversely affect accrued and vested rights, unless an amendment is necessary to satisfy applicable laws or new accounting standards. All distributions under these plans are payable only in cash. The special bonus plans are accounted for as compensation plans.

On November 12, 2007, the compensation committee of the board of directors approved amendments to the ITC Holdings Executive Group Special Bonus Plan and the ITC Holdings Special Bonus Plan providing that amounts previously deferred under the plans became vested and immediately payable and that any future special bonus amounts awarded under the plans would be immediately vested. Prior to these amendments, awards made under the special bonus plans were amortized to expense over the vesting period of the award if the award vests in the future, or expensed immediately if the participant is vested in the award at the time of the award. In December 2007, $2.0 million previously deferred under the ITC Holdings Special Bonus Plan was paid by us from the funded trust to non-executive employee participants and $1.6 million previously deferred under the ITC Holdings Executive Group Special Bonus Plan was paid by us from cash on hand to executive employee participants.

In 2009 and 2008, we recognized $2.1 million and $2.2 million, respectively, in general and administrative expenses relating to the special bonus plan. In 2007, we recognized $4.2 million in general and administrative expenses relating to the special bonus plans, consisting of $2.5 million for awards authorized during 2007 and $1.7 million for awards authorized in 2006 and 2005 for which expense had not yet been recognized, as a result of the vesting of these previously deferred awards as discussed above.

14.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

General — ITC Holdings’ authorized capital stock consists of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.

As of December 31, 2009, there were 50,084,061 shares of our common stock outstanding, no shares of preferred stock outstanding and 533 holders of record of our common stock.

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

As a holding company with no business operations, ITC Holdings’ assets consist primarily of the stock and membership interests in its subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash on hand. ITC Holdings’ only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and any other subsidiaries we may have to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA.

Each of the ITC Holdings Revolving Credit Agreement, the ITCTransmission/METC Revolving Credit Agreement, the ITC Midwest Revolving Credit Agreement and the note purchase agreements governing ITC Holdings’ Senior Notes imposes restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.

Pursuant to the requirements of SEC Regulation S-X Rule 4-08(e), Schedule I is required because of restrictions which limit the payment of dividends to ITC Holdings by its subsidiaries.

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

Repurchases — In 2009 and 2007, we repurchased 700 and 41,867 shares of common stock for an aggregate of less than $0.1 million and $1.8 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock. No shares of common stock were repurchased during 2008.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITC Holdings Sales Agency Financing Agreement

On June 27, 2008, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFE Agreement”) with BNY Mellon Capital Markets, LLC (“BNYMCM”). Under the terms of the SAFE Agreement, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales price of $150.0 million. The term of the SAFE Agreement is for a period of up to June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. BNYMCM will act as ITC Holdings’ agent in connection with any offerings of shares under the SAFE Agreement. The shares of common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. Any shares of common stock sold under the SAFE Agreement will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to BNYMCM (i) the aggregate selling price of the shares of common stock to be sold during each selling period, which may not exceed $40.0 million without BYNMCM’s prior written consent and (ii) the minimum price below which sales may not be made, which may not be less than $10.00 per share without BNYMCM’s prior written consent. ITC Holdings will pay BNYMCM a commission equal to 1% of the sales price of all shares of common stock sold through it as agent under the SAFE Agreement, plus expenses. The shares we would issue under the SAFE Agreement have been registered under ITC Holdings’ automatic shelf registration statement on Form S-3 (File No. 333- 163716) filed on December 14, 2009 with the SEC. As of December 31, 2009, we have not issued shares under the SAFE Agreement.

Share-Based Compensation

Our Long Term Incentive Plan, which was adopted in 2006 and amended and restated in 2008 (the “LTIP”), permits the compensation committee to make grants of a variety of share-based awards (such as options, restricted shares and deferred stock units) for a cumulative amount of up to 4,950,000 shares to employees, directors and consultants. The LTIP provides that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2012. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Stock Purchase and Option Plan (the “2003 Plan”), including options and restricted stock. In addition, our board of directors and shareholders approved the ESPP, which we implemented effective April 1, 2007. The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. As of December 31, 2009, 3,695,244 shares were available for future issuance under our 2003 Plan, ESPP and 2006 LTIP, including 2,673,121 shares issuable upon the exercise of outstanding stock options, of which 1,852,682 were vested. We implemented the ESPP effective April 1, 2007. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded share-based compensation in 2009, 2008 and 2007 as follows:

(In thousands)	2009	2008	2007

Operation and maintenance expenses	$1,581	$1,152	$868
General and administrative expenses	4,999	4,674	2,509
Amounts capitalized to property, plant and equipment	3,426	1,446	707

Total share-based compensation	$10,006	$7,272	$4,084

Total tax benefit recognized in the consolidated statement of operations	$2,621	$2,328	$1,147

Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as common stock only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2009, 2008 and 2007, we did not recognize excess federal tax deductions for option exercises and restricted stock vesting of $2.4 million, $2.0 million and $5.9 million, respectively, in common stock, as the deductions have not resulted in a cash benefit due to our federal income tax NOLs. We will recognize these excess federal tax deductions in common stock when the tax benefits are realized. For the year ended December 31, 2009, we recognized the tax effects of the excess state tax deduction as common stock of $0.1 million. No state tax deductions were recognized for the years ended December 31, 2008 and 2007.

Options

Our option grants vest in equal annual installments over a three- or five-year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date. Stock option activity for 2009 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2009 (1,792,020 exercisable with a weighted average exercise price of $12.61)	2,603,115	$21.01
Granted	317,830	41.37
Exercised	(223,975)	11.26
Forfeited	(23,849)	37.95

Outstanding at December 31, 2009 (1,852,682 exercisable with a weighted average exercise price of $16.50)	2,673,121	$24.10

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant date fair value of the stock options was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2009	2008	2007
	Option Grants	Option Grants	Options Grants

Weighted-average grant-date fair value per option	$11.93	$13.31	$9.08
Weighted-average expected volatility(a)	37.5%	24.7%	21.3%
Weighted-average risk-free interest rate	2.4%	3.4%	4.5%
Weighted-average expected term(b)	6 years	6 years	6 years
Weighted-average expected dividend yield	2.95%	2.14%	2.71%
Estimated fair value of underlying shares	$41.37	$56.88	$42.82

(a)	We estimated volatility using the historical volatility of our stock.

(b)	The expected term represents the period of time that options granted are expected to be outstanding. We have utilized the simplified method permitted under share-based award accounting standards in determining the expected term for all option grants as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

At December 31, 2009, the aggregate intrinsic value and the weighted-average remaining contractual term for all outstanding options were approximately $76.0 million and 5.6 years, respectively. At December 31, 2009, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $66.3 million and 4.5 years, respectively. The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 were $7.5 million, $6.2 million and $13.1 million, respectively. At December 31, 2009, the total unrecognized compensation cost related to the unvested options awards was $6.0 million and the weighted-average period over which it is expected to be recognized was 2.2 years.

We estimate that 2,654,861 of the options outstanding at December 31, 2009 will vest, including those already vested. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2009 was $23.96 per share, $75.8 million and 5.6 years, respectively.

Restricted Stock Awards

Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted-average expected remaining vesting period at December 31, 2009 is 2.4 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse.

Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity for 2009 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted stock awards at January 1, 2009	591,447	$45.52
Granted	189,264	41.81
Vested	(6,878)	40.55
Forfeited	(16,894)	50.35

Unvested restricted stock awards at December 31, 2009	756,939	$44.55

The weighted-average grant date fair value of restricted stock awarded during 2008 and 2007 was $55.07 and $48.84 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2009 was $39.4 million. The aggregate fair value of restricted stock awards that vested during 2009, 2008 and 2007 was $0.3 million, $0.1 million and $5.7 million, respectively. At December 31, 2009, the total unrecognized compensation cost related to the restricted stock awards was $21.0 million and the weighted-average period over which that cost is expected to be recognized was 2.6 years.

As of December 31, 2009, we estimate that 654,133 shares of the restricted shares outstanding at December 31, 2009 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for restricted shares that are expected to vest is $32.20 per share, $22.3 million and 1.7 years, respectively.

Employee Stock Purchase Plan

The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2009, 2008 and 2007, employees purchased 28,681, 18,593 and 8,922 shares, respectively, resulting in proceeds from the sale of our common stock of $1.1 million, $0.8 million and $0.3 million, respectively, under the ESPP. The total share-based compensation amortization for the ESPP was $0.3 million, $0.2 million and $0.1 million in 2009, 2008 and 2007, respectively.

Deferred Stock Units

Our deferred stock units are paid in shares of common stock on each of the following three anniversaries of the grant date, in equal installments. The deferred stock units do not contain any vesting provisions; that is, our common stock will be issued at the anniversary dates of the grant dates irrespective of employment status. The deferred stock units do not provide for any voting rights until the deferred stock units are delivered as shares of our common stock. The deferred stock units have dividend equivalent rights, providing the holder with the right to any dividends declared on our common stock subsequent to the grant date, such that the holders receive additional deferred stock units with a fair market value equal to the cash dividends they would have received on the shares underlying the deferred stock units they hold as if such underlying shares of common stock had been outstanding on the record date for the dividend. The additional dividend equivalent units granted will be settled in shares of our common stock at the same time as the deferred stock units on which the dividend equivalents were received. The deferred stock units are not transferable by the holders, but the shares issued upon each settlement date will be immediately transferable.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, we granted 301 deferred stock units with a weighted average grant date fair value of $43.54 per deferred stock unit. The aggregate fair value of deferred stock units as of December 31, 2009 was $0.6 million. Additionally, in 2009, 5,217 deferred stock units vested. The aggregate fair value of deferred stock units that vested as of December 31, 2009 was $0.2 million. The weighted-average remaining contractual term for the deferred stock units outstanding as of December 31, 2009 was 0.6 years. During 2008, there were no settlements of the deferred stock units.

15.	JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES

Our MISO Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of specific substations and transmission lines. We account for these jointly owned substations and lines by recording property, plant and equipment for our percentage of ownership interest. A Transmission Ownership and Operating Agreement or an Interconnection Facilities Agreement provides the authority for construction of capital improvements and for the operating costs associated with the substations and lines. Each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest. Our MISO Regulated Operating Subsidiaries’ participating share of expenses associated with these jointly held assets are primarily recorded within operating and maintenance expense on our consolidated statement of operations.

We have investments in jointly owned utility facilities as shown in the table below as of December 31, 2009:

		Construction
(In thousands)	Net Investment(a)	Work in Progress

Substations	$127,540	$3,154
Lines	87,642	356

Total	$215,182	$3,510

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.

ITCTransmission

The Michigan Public Power Agency (the “MPPA”) has a 50.4% ownership interest in two ITCTransmission 345 kV transmission lines. ITCTransmission’s net investment in these two lines totaled $21.7 million as of December 31, 2009. The MPPA’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.

METC

METC has joint sharing of several substations that interconnect with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned substation facilities are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipals and other generators. As of December 31, 2009, METC had net investments in jointly shared substations including jointly shared substations under construction totaling $124.0 million of which METC’s ownership percentages for these jointly owned substation facilities ranged

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from 7.1% to 66.7%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2009, METC had net investments in jointly shared transmission lines totaling $41.8 million of which METC’s ownership percentages for these jointly owned lines ranged from 35.4% to 64.8%.

ITC Midwest

ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2009, ITC Midwest had net investments in jointly shared substations facilities including jointly shared substations facilities under construction totaling $6.7 million of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 48.0% to 70.0%. As of December 31, 2009, ITC Midwest had net investments in jointly shares transmission lines including jointly shared transmission lines under construction totaling $24.5 million of which ITC Midwest’s ownership percentage for the jointly owned substation facilities and lines ranged from 28.0% to 70.0%.

16.	COMMITMENTS AND CONTINGENCIES

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Michigan Sales and Use Tax Audit

The Michigan Department of Treasury conducted a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008 and has recently determined to deny ITCTransmission’s use of the industrial processing exemption from use tax it has taken beginning January 1, 2007. ITCTransmission has certain administrative and judicial appeal rights.

ITCTransmission believes that its utilization of the industrial processing exemption is appropriate and intends to defend itself against the denial of such exemption. However, it is reasonably possible that the assessment of additional use tax could be sustained after all administrative appeals and litigation have been exhausted.

The amount of use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2009 is estimated to be approximately $5.7 million, which includes approximately $3.3 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax expense relating to this matter, ITCTransmission would record the additional use tax expense primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. These higher use tax expenses would be passed on to ITCTransmission’s customers as the amounts are included as components of net revenue requirements and resulting rates. METC has also taken the industrial processing exemption, estimated to be approximately $5.9 million for periods still subject to audit since 2005. The Michigan Department of Treasury initiated a use tax audit of MTH, METC’s sole member, in the first quarter of 2010.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Obligations and Leases

At December 31, 2009, we had purchase obligations of $57.3 million representing commitments for materials, services and equipment that had not been received as of December 31, 2009, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2010.

We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $0.4 million, $0.6 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”

Future minimum lease payments under the leases at December 31, 2009 were:

(In thousands)

2010	$482
2011	428
2012	424
2013	405
2014 and thereafter	340

Total minimum lease payments	$2,079

Other Commitments

ITCTransmission

Service Level Agreements (“SLA”) with Detroit Edison.  During 2003 and through April 2004, ITCTransmission and Detroit Edison operated under a construction and maintenance, engineering, and system operations SLA whereby Detroit Edison performed maintenance, asset construction, and certain aspects of transmission operations and administration (the “SLA Activities”) on ITCTransmission’s behalf. Operation and maintenance expenses incurred by ITCTransmission under the SLA that exceeded $15.9 million during 2003 were recognized as expense but were deferred as a long-term payable and were paid to Detroit Edison in equal annual installments over a five-year period beginning June 1, 2005. ITCTransmission paid the final annual installment of SLA expenses to Detroit Edison in June 2009.

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

METC

Amended and Restated Purchase and Sale Agreement for Ancillary Services with Consumers Energy.  Under the Purchase and Sale Agreement for Ancillary Services with Consumers Energy (the “Ancillary Services Agreement”), Consumers Energy provides reactive power, balancing energy, load

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following and spinning and supplemental reserves that are needed by METC and MISO. These ancillary services are a necessary part of the provision of transmission service. This agreement is necessary because METC does not own any generating facilities and therefore must procure ancillary services from third party suppliers including Consumers Energy. The Ancillary Services Agreement establishes the terms and conditions under which METC obtains ancillary services from Consumers Energy. Consumers Energy will offer all ancillary services as required by FERC Order No. 888 at FERC-approved rates. METC is not precluded from procuring these services from third party suppliers and is free to purchase ancillary services from unaffiliated generators located within its control area or in neighboring jurisdictions on a non-preferential, competitive basis. This one- year agreement became effective on May 1, 2002 and is automatically renewed each year for successive one-year periods. The Ancillary Services Agreement can be terminated by either party with six months prior written notice. Services performed by Consumers Energy under the Ancillary Services Agreement are charged to operation and maintenance expense.

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

ITC Midwest

Transition Services Agreement.  ITC Midwest and IP&L are party to a Transition Services Agreement (the “IP&L TSA”) dated as of December 20, 2007, which identifies the transmission corporate administration services, the construction and maintenance services, the engineering services and the system operations services related to the 34.5 kV transmission system that IP&L agreed to provide to ITC Midwest. The system operations services related to the 34.5 kV transmission system and the associated detailed billing service have been extended through December 31, 2010. The IP&L TSA can also be terminated by mutual agreement of the parties.

ITC Great Plains

Transition Services Agreement.  Mid-Kansas and ITC Great Plains are party to a Transition Services Agreement (the “Mid-Kansas TSA”), dated as of August 18, 2009. The Mid-Kansas TSA identifies the operations and accounting services Mid-Kansas will perform related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains has purchased from Mid-Kansas. The services will be provided for 12 months from the date of execution. The Mid-Kansas TSA can also be terminated by mutual agreement of the parties.

Concentration of Credit Risk

Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for approximately 37.7%, 23.6% and 22.5%, respectively, or $234.1 million, $146.6 million and $139.5 million, respectively, of our consolidated operating revenues for the year ended December 31, 2009. These percentages and amounts of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2009 revenue accruals and deferrals that were included in our 2009 operating revenues, but will not be billed to our customers until 2011. We have assumed that the revenues associated with the revenue accruals and deferrals would be billed to these customers in 2011 in the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same proportion of the respective percentages of network revenues billed to them in 2009. Any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. The SPP, the billing agent for ITC Great Plains, began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. MISO and the SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and the SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

17.	SEGMENT INFORMATION

We identify reportable segments based on the criteria set forth in the ASC regarding disclosures about segments of an enterprise. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. As discussed in Note 4, during the third quarter of 2009, ITC Great Plains acquired electric transmission assets and implemented its cost-based formula rate in SPP to record revenues. As a result, the newly regulated transmission business at ITC Great Plains is now included in the Regulated Operating Subsidiaries segment.

Regulated Operating Subsidiaries

We aggregate ITCTransmission, METC, ITC Midwest and ITC Great Plains into one reportable operating segment based on their similar regulatory environment and economic characteristics, among other factors. They are engaged in the transmission of electricity within the United States, earn revenues from the same types of customers and are regulated by the FERC. Their tariff rates are established using cost-based formula rates.

ITC Holdings and Other

Information below for ITC Holdings and Other consists of a holding company whose activities include debt and equity financings and general corporate activities and all of ITC Holdings’ other subsidiaries, excluding the Regulated Operating Subsidiaries, which are focused primarily on business development activities.

	Regulated
	Operating	ITC Holdings
2009	Subsidiaries(a)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$621,061	$329	$—	$(375)	$621,015
Depreciation and amortization	85,622	327	—	—	85,949
Interest expense	49,605	80,604	—	—	130,209
Income before income taxes	297,241	(88,769)	—	—	208,472
Income tax provision (benefit)(b)	90,532	(12,960)	—	—	77,572
Net income(b)	206,709	130,900	—	(206,709)	130,900
Property, plant and equipment, net	2,535,826	6,238	—	—	2,542,064
Goodwill	950,163	—	—	—	950,163
Total assets(c)	3,890,874	2,614,394	(1,940)	(2,473,612)	4,029,716
Capital expenditures	410,086	47	—	(5,619)	404,514

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Regulated
	Operating	ITC Holdings
2008	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$617,924	$254	$—	$(301)	$617,877
Depreciation and amortization	94,477	292	—	—	94,769
Interest expense	43,579	79,394	—	(739)	122,234
Income before income taxes	267,530	(91,060)	—	—	176,470
Income tax provision (benefit)(b)	82,919	(15,657)	—	—	67,262
Net income(b)	184,611	109,208	—	(184,611)	109,208
Property, plant and equipment, net	2,297,799	6,587	—	—	2,304,386
Goodwill	951,319	—	—	—	951,319
Total assets(c)	3,667,660	2,354,510	(3,154)	(2,304,451)	3,714,565
Capital expenditures	398,618	492	—	2,730	401,840

	Regulated
	Operating	ITC Holdings
2007	Subsidiaries(d)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$426,249	$181	$—	$(181)	$426,249
Depreciation and amortization	67,637	291	—	—	67,928
Interest expense	28,336	53,830	—	(303)	81,863
Income before income taxes	175,568	(65,622)	—	—	109,946
Income tax provision (benefit)(b)	39,202	(2,552)	—	—	36,650
Net income(b)	136,366	73,296	—	(136,366)	73,296
Property, plant and equipment, net	1,953,556	6,877	—	—	1,960,433
Goodwill	959,042	—	—	—	959,042
Total assets(c)	3,177,561	2,313,701	(540)	(2,277,425)	3,213,297
Capital expenditures	287,069	1,062	—	(961)	287,170

(a)	Amounts include the results of operations from ITC Great Plains for the period August 18, 2009 through December 31, 2009.

(b)	Income tax provision (benefit) and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(c)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities under the guidance for accounting for income taxes at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

(d)	Amounts include the results of operations from the electric transmission business acquired by ITC Midwest for the period December 20, 2007 through December 31, 2007.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share amounts may not sum to the totals for each the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(a)	Quarter	Year
(In thousands, except per share data)

2009
Operating revenue	$155,941	$157,238	$151,328	$156,508	$621,015
Operating income	74,661	78,267	89,057	84,882	326,867
Net income	28,725	30,793	37,818	33,564	130,900
Basic earnings per share	$0.58	$0.62	$0.76	$0.67	$2.62
Diluted earnings per share	$0.57	$0.61	$0.74	$0.66	$2.58
2008
Operating revenue	$141,914	$160,616	$163,279	$152,068	$617,877
Operating income	69,268	74,039	74,432	69,884	287,623
Net income	25,521	28,661	28,045	26,981	109,208
Basic earnings per share(b)	$0.53	$0.58	$0.57	$0.54	$2.22
Diluted earnings per share(b)	$0.52	$0.57	$0.55	$0.53	$2.18

(a)	During 2009, we recognized $10.0 million of regulatory assets associated with both the start-up and development costs at ITC Great Plains and development costs for the KETA project. Upon initial establishment of these regulatory assets in the third quarter of 2009, $8.2 million of operating expenses were reversed of which $5.9 million were incurred in periods prior to 2009. This resulted in an increase in operating income, net income and earnings per share in the third quarter of 2009 as compared to other quarters in 2009.

(b)	The retroactive application of the two-class method resulted in a decrease in basic and diluted earnings per share of $0.01 per share for the fourth quarter ended December 31, 2008, as compared to the earnings per share calculations used and disclosed for the fourth quarter in our Form 10-K for the year ended December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K. The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is also included in Item 8 of this Form 10-K.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plans

At December 31, 2009, we had the 2003 Stock Purchase and Option Plan and the LTIP, pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors as well as the ESPP. Each of these plans has been approved by shareholders.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2009 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)

Equity compensation plans approved by shareholders	2,673	$24.10	3,695

(a)	The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2009 upon exercise of stock options; 2) the number of common shares to be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(a) (1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.

CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
	2009	2008
(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$70,583	$19,372
Accounts receivable from subsidiaries	30,373	21,716
Deferred income taxes	4,672	3,926
Other	438	420

Total current assets	106,066	45,434
Other assets
Investment in subsidiaries	2,375,583	2,229,875
Deferred income taxes	30,675	22,554
Deferred financing fees (net of accumulated amortization of $4,610 and $4,311, respectively)	10,296	9,698
Other	24,156	15,368

Total other assets	2,440,710	2,277,495

TOTAL ASSETS	$2,546,776	$2,322,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payable	$3,432	$3,684
Accrued payroll	13,648	10,329
Accrued interest	26,352	25,835
Other	52	294

Total current liabilities	43,484	40,142
Accrued pension and other postretirement liabilities	31,158	24,295
Other	1,854	1,688
Long-term debt (net of discounts of $3,243 and $2,212, respectively)	1,458,757	1,327,741
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,084,061 and 49,654,518 shares issued and outstanding at December 31, 2009 and 2008, respectively	862,512	848,624
Retained earnings	149,776	81,268
Accumulated other comprehensive loss	(765)	(829)

Total stockholders’ equity	1,011,523	929,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,546,776	$2,322,929

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
	2009	2008	2007
(In thousands)

Other income	$1,154	$1,392	$833
General and administrative expense	(5,539)	(5,232)	(9,768)
Interest expense	(80,638)	(79,394)	(53,830)
Loss on extinguishment of debt	(1,263)	—	(349)
Other expense	(344)	(1,965)	(754)

LOSS BEFORE INCOME TAXES	(86,630)	(85,199)	(63,868)
INCOME TAX BENEFIT	(35,798)	(35,881)	(22,750)

LOSS AFTER TAXES	(50,832)	(49,318)	(41,118)
EQUITY IN SUBSIDIARIES’ EARNINGS	181,732	158,526	114,414

NET INCOME	$130,900	$109,208	$73,296

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
	2009	2008	2007
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,900	$109,208	$73,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in subsidiaries’ earnings	(181,732)	(158,526)	(114,414)
Dividends from subsidiaries	189,200	84,039	82,799
Deferred income tax expense	(31,776)	(36,109)	(22,750)
Intercompany tax payments from subsidiaries	26,950	30,900	33,681
Share-based compensation expense	10,006	7,272	4,084
Other	3,369	2,341	1,280
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(14,377)	15,376	(37,871)
Other current assets	(18)	4	29
Accrued payable	(342)	622	3,215
Accrued payable to subsidiary	—	—	(4,170)
Accrued payroll	3,319	1,848	8,481
Accrued interest	517	8,355	4,075
Other current liabilities	(2,617)	(528)	(84)
Non-current assets and liabilities, net	(1,731)	4,673	5,561

Net cash provided by operating activities	131,668	69,475	37,212
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(152,522)	(117,050)	(752,504)
Intercompany advance to ITC Midwest	—	—	(175,000)
Repayment of advance to ITC Midwest	—	175,000	—
Return of capital from subsidiary	3,495	—	26,997
MTH and METC direct acquisition fees	—	—	(254)

Net cash provided by (used in) investing activities	(149,027)	57,950	(900,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	298,670	383,422	865,000
Repayment of long-term debt	(100,000)	(765,000)	—
Borrowings under short-term loan agreement	—	—	25,000
Repayment of short-term loan agreement	—	—	(25,000)
Borrowings under revolving credit agreements	90,715	153,807	294,700
Repayments of revolving credit agreements	(158,668)	(131,954)	(248,600)
Issuance of common stock	3,575	310,543	3,402
Dividends on common stock	(62,408)	(58,935)	(48,168)
Debt issuance costs	(3,412)	(575)	(5,113)
Other	98	(881)	(1,889)

Net cash provided by (used in) financing activities	68,570	(109,573)	859,332

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	51,211	17,852	(4,217)
CASH AND CASH EQUIVALENTS — Beginning of period	19,372	1,520	5,737

CASH AND CASH EQUIVALENTS — End of period	$70,583	$19,372	$1,520

Supplementary cash flows information:
Interest paid	$78,181	$68,794	$48,414
Income taxes paid	1,967	1,317	2,058
Supplementary noncash investing and financing activities:
Equity transfers to subsidiaries	4,149	3,537	545

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

2.	LONG-TERM DEBT

As of December 31, 2009, the maturities of our long-term debt outstanding were as follows:

(In thousands)

2010	$—
2011	—
2012	—
2013	267,000
2014	50,000
2015 and thereafter	1,145,000

Total	$1,462,000

Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes and the ITC Holdings Revolving Credit Agreement and related items.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $1,437.2 million at December 31, 2009. The total book value of the ITC Holdings Senior Notes net of discount is $1,458.8 million at December 31, 2009.

At December 31, 2009, we were in compliance with all covenants.

3.	RELATED-PARTY TRANSACTIONS

ITCTransmission, MTH, ITC Midwest, ITC Grid Development and other subsidiaries paid cash dividends to ITC Holdings totaling $189.2 million, $84.0 million and $82.8 million in 2009, 2008 and 2007, respectively. Additionally, ITCTransmission paid amounts of $23.5 million, $30.9 million and $38.9 million to ITC Holdings under an intercompany tax sharing arrangement during 2009, 2008 and 2007, respectively. METC paid $3.5 million to ITC Holdings under an intercompany tax sharing arrangement during 2009. No payments were made by METC in 2008 or 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 25, 2010.

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Welch Joseph L. Welch	Chairman, President and Chief Executive Officer (principal executive officer)	February 25, 2010

/s/ Cameron M. Bready Cameron M. Bready	Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2010

/s/ Edward G. Jepsen Edward G. Jepsen	Director	February 25, 2010

/s/ Richard D. McLellan Richard D. McLellan	Director	February 25, 2010

/s/ William J. Museler William J. Museler	Director	February 25, 2010

/s/ Hazel R. O’Leary Hazel R. O’Leary	Director	February 25, 2010

/s/ Gordon Bennett Stewart, III Gordon Bennett Stewart, III	Director	February 25, 2010

/s/ Lee C. Stewart Lee C. Stewart	Director	February 25, 2010

EXHIBITS

The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No	Description of Exhibit

2.3	Asset Sale Agreement by and between Interstate Power and Light Company and ITC Midwest LLC, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
2.4	Parent Guaranty, by the Registrant in favor of Interstate Power and Light Company, dated as of January 18, 2007 (filed with Registrant’s Form 8-K filed on January 24, 2007)
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
3.2	Amended and Restated Bylaws of Registrant dated as of November 19, 2008 (filed with Registrant’s 2008 Form 10-K)
4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.4	First Supplemental Indenture, dated as of July 16, 2003, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.5	First Mortgage and Deed of Trust, dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.6	First Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.7	Second Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.8	Amendment to Second Supplemental Indenture, dated as of January 19, 2005, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.9	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.10	Third Supplemental Indenture, dated as of March 28, 2006, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.12	Second Supplemental Indenture, dated as of October 10, 2006, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company, as trustee) (filed with Registrant’s Form 8-K filed on October 10, 2006)
4.14	First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

Exhibit No		Description of Exhibit

4.15		First Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.16		Second Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.17		ITC Holdings Corp. Note Purchase Agreement, dated as of September 20, 2007 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2007)
4.18		Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)
4.19		First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.20		First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.21		Fourth Supplemental Indenture, dated as of March 25, 2008, between International Transmission Company and The Bank of New York Trust Company, N.A., as trustee, to the First Mortgage and Deed of Trust dated as of July 15, 2003, (filed with Registrant’s Form 8-K filed on March 27, 2008)
4.22		Fourth Supplemental Indenture, dated as of December 11, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.23		Second Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee, to the First Mortgage and Deed of Trust, dated as of January 14, 2008, (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.24		Third Supplemental Indenture, dated as of November 25, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.25		Fourth Supplemental Indenture, dated as of December 11, 2009, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K filed on December 14, 2009)
4.26		Fourth Supplemental Indenture, dated as of December 10, 2009, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on December 17, 2009)
*10	.7	Forms of Management Stockholder’s Agreements (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.8	Form of First Amendment to Management Stockholder’s Agreement (filed as Exhibit 10.8 to Registrant’s 2005 Form 10-K)

Exhibit No		Description of Exhibit

*10	.9	Forms of Waiver and Agreement for Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.10	Form of Waiver and Agreement for Non-Executive Stockholders (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.11	Form of Sale Participation Agreement (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.13	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.15	Form of Short Term Incentive Plan of the Registrant (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.27	Deferred Compensation Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.28		Service Level Agreement — Construction and Maintenance/Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.34	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.34 to Registrant’s Form 10-Q for the quarter ended September 30, 2005)
*10	.35	Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.35 to Registrant’s 2005 Form 10-K)
*10	.36	Executive Cash Bonus Agreement, dated as of February 8, 2006, between the Registrant and Daniel J. Oginsky (filed as Exhibit 10.36 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.38	Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant (filed as Exhibit 10.38 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.44	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.47	Form of Amendment to Management Stockholder’s Agreement (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.48	Summary of Stock Ownership Agreement, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.49	Form of Waiver and Agreement for Employees pursuant to the Management Stockholder’s Agreement (filed with Registrant’s Form S-1/A filed on September 25, 2006)
10.51		Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.52		Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Michigan Electric Transmission Company and Consumers Energy Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.53		Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services between Consumers Energy Company and Michigan Electric Transmission Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

Exhibit No		Description of Exhibit

10.54		Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, as Transmission Provider and Consumers Energy Company, as Local Distribution Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.55		Amendment and Restatement of the April 1, 2001 Generator Interconnection Agreement between Michigan Electric Transmission Company and Consumers Energy Company, LLC, dated as of May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.56		Non-Competition Agreement, dated as of May 1, 2002, by and between Consumers Energy Company, Michigan Transco Holdings, Limited Partnership and Michigan Electric Transmission Company, LLC (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.57		Settlement Agreement, dated January 19, 2007, by Michigan Electric Transmission Company, LLC, on behalf of itself, Midwest Independent Transmission System Operator, Inc., Consumers Energy Company, the Michigan Public Power Agency, Michigan South Central Power Agency, Wolverine Power Supply Cooperative, Inc., and International Transmission Company (filed with Registrant’s Form 8-K filed on January 23, 2007)
10.58		Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.59		Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.61		Form of Distribution-Transmission Interconnection Agreement, by and between ITC Midwest LLC, as Transmission Owner and Interstate Power and Light Company, as Local Distribution Company, dated as of December 17, 2007 (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.62		Form of Large Generator Interconnection Agreement, entered into by the Midwest Independent Transmission System Operator, Inc., Interstate Power and Light Company and ITC Midwest LLC (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.63		Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Credit Suisse (Cayman Islands Branch), as Syndication Agent and Lehman Brothers Bank, FSB, as Documentation Agent (filed with Registrant’s Form 8-K filed on January 31, 2008)
*10	.64	Form of Amended and Restated Executive Group Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K
*10	.65	Form of Amended and Restated Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K)
*10	.66	ITC Holdings Corp. Employee Stock Purchase Plan, as amended June 8, 2007 (filed with Registrant’s 2007 Form 10-K)

Exhibit No		Description of Exhibit

10.67		Commitment Increase Supplements of the Lenders, dated December 27, 2007, related to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s 2007 Form 10-K).
*10	.68	Deferred Stock Unit Award Agreement, dated February 25, 2008, pursuant to the 2006 Long-Term Incentive Plan of Registrant, between the Registrant and Joseph L. Welch (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2008)
*10	.69	Amended and Restated Registrant 2006 Long Term Incentive Plan effective May 21, 2008 (filed with Registrant’s Form 8-K filed on May 23, 2008)
10.70		Sales Agency Financing Agreement, dated June 27, 2008, between Registrant and BNY Mellon Capital Markets, LLC (filed with Registrant’s Form 8-K filed on June 27, 2008)
*10	.71	Form of Amendment to Stock Option Agreement under 2003 Plan (Initial Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.72	Form of Amendment to Stock Option Agreement under 2003 Plan (IPO Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.73	Form of Amendment to Restricted Stock Agreement under 2003 Plan (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.74	Form of Amendment to Management Stockholder’s Agreement (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.75	Form of Amendment to Stock Option Agreements under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.76	Form of Amendment Restricted Stock Agreements under 2006 LTIP) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.77	Form of Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.78	Form of Restricted Stock Award Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.79	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s 2008 Form 10-K)
*10	.80	Management Supplemental Benefit Plan (filed with Registrant’s 2008 Form 10-K)
*10	.81	Executive Supplemental Retirement Plan (filed with Registrant’s 2008 Form 10-K)
*10	.82	Employment Agreement between the Registrant and Joseph L. Welch (filed with Registrant’s 2008 Form 10-K)
*10	.83	Form of Employment Agreements between the Registrant and Linda H. Blair, Jon E. Jipping, Edward M. Rahill and Cameron Bready (filed with Registrant’s 2008 Form 10-K)
*10	.84	Form of Employment Agreement between the Registrant and Daniel J. Oginsky (filed with Registrant’s 2008 Form 10-K)
10.85		Term Loan Agreement, dated as of April 29, 2009, among the Registrant, as the Borrower, Various Financial Institutions and Other Parties from Time to Time Parties Thereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and PNC Bank, National Association, as Syndication Agent
21		List of Subsidiaries (filed with Registrant’s 2008 Form 10-K)
23.1		Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.