Form 10-Q
period 2010-03-31
ITC Holdings Corp.
filed 2010-04-29
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 23, 2010 was 50,140,540.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2010

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$67,069	$74,853
Accounts receivable	67,577	72,352
Inventory	38,054	36,834
Deferred income taxes	26,261	23,859
Regulatory assets – revenue accrual (including accrued interest of $2,238 and $2,652, respectively)	68,533	82,871
Other	5,176	3,244

Total current assets	272,670	294,013
Property, plant and equipment (net of accumulated depreciation and amortization of $1,070,403 and $1,051,045, respectively)	2,608,977	2,542,064
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $9,865 and $9,095, respectively)	51,296	51,987
Regulatory assets – revenue accrual (including accrued interest of $84 and $75, respectively)	24,550	20,406
Other regulatory assets	134,853	134,924
Deferred financing fees (net of accumulated amortization of $9,759 and $9,616, respectively)	21,230	21,672
Other	13,854	14,487

Total other assets	1,195,946	1,193,639

TOTAL ASSETS	$4,077,593	$4,029,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,571	$43,508
Accrued payroll	6,327	13,648
Accrued interest	23,979	39,099
Accrued taxes	16,012	21,188
Refundable deposits from generators for transmission network upgrades	37,667	25,891
Other	6,518	3,344

Total current liabilities	138,074	146,678
Accrued pension and postretirement liabilities	32,835	31,158
Deferred income taxes	277,457	255,516
Regulatory liabilities – revenue deferral (including accrued interest of $215 and $186, respectively)	10,238	10,238
Regulatory liabilities – accrued asset removal costs	112,096	112,430
Refundable deposits from generators for transmission network upgrades	6,978	17,664
Other	11,470	10,111
Long-term debt	2,455,578	2,434,398
Commitments and contingent liabilities (Notes 3 and 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,140,266 and 50,084,061 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	865,672	862,512
Retained earnings	167,944	149,776
Accumulated other comprehensive loss	(749)	(765)

Total stockholders’ equity	1,032,867	1,011,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,077,593	$4,029,716

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2010	2009
OPERATING REVENUES	$161,288	$155,941
OPERATING EXPENSES
Operation and maintenance	23,729	23,741
General and administrative	17,781	19,893
Depreciation and amortization	22,115	26,548
Taxes other than income taxes	12,308	11,098
Other operating income and expense — net	7	—

Total operating expenses	75,940	81,280

OPERATING INCOME	85,348	74,661
OTHER EXPENSES (INCOME)
Interest expense	35,029	31,593
Allowance for equity funds used during construction	(3,143)	(2,766)
Other income	(626)	(683)
Other expense	384	864

Total other expenses (income)	31,644	29,008

INCOME BEFORE INCOME TAXES	53,704	45,653
INCOME TAX PROVISION	19,500	16,928

NET INCOME	$34,204	$28,725

Basic earnings per common share (Note 6)	$0.68	$0.58
Diluted earnings per common share (Note 6)	$0.67	$0.57
Dividends declared per common share	$0.320	$0.305
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,204	$28,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,115	26,548
Revenue accrual and deferral — including accrued interest	13,577	(6,376)
Deferred income tax expense	17,808	16,245
Allowance for equity funds used during construction	(3,143)	(2,766)
Other	2,503	2,333
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	4,775	(2,314)
Inventory	(1,220)	(4,345)
Other current assets	(1,932)	(2,447)
Accounts payable	(7,093)	(941)
Accrued payroll	(5,086)	(4,588)
Accrued interest	(15,120)	(22,118)
Accrued taxes	(4,971)	(1,642)
Other current liabilities	(208)	(2,537)
Other non-current assets and liabilities, net	1,545	1,699

Net cash provided by operating activities	57,754	25,476
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(71,816)	(104,687)
Other	(89)	—

Net cash used in investing activities	(71,905)	(104,687)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	40,000	—
Borrowings under revolving credit agreements	142,104	142,771
Repayments of revolving credit agreements	(161,041)	(99,792)
Issuance of common stock	574	1,031
Dividends on common stock	(16,034)	(15,169)
Refundable deposits from generators for transmission network upgrades	3,957	21,516
Repayment of refundable deposits from generators for transmission network upgrades	(2,866)	(2,291)
Other	(327)	(142)

Net cash provided by financing activities	6,367	47,924

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,784)	(31,287)
CASH AND CASH EQUIVALENTS — Beginning of period	74,853	58,110

CASH AND CASH EQUIVALENTS — End of period	$67,069	$26,823

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2009 included in ITC Holdings’ Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2010	2009
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$49,379	$52,653
Income taxes paid	1,527	—
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$32,190	$38,893
Allowance for equity funds used during construction	3,143	2,766

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2010 or 2009, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
     The guidance set forth by the FASB for fair value measurements required additional disclosure as part of our condensed consolidated financial statements. Effective March 31, 2010, we are required to disclose separately the amounts of, and reasons for, significant transfers between Level 1 and Level 2 of the fair value hierarchy and significant transfers into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements. In addition, we are required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 or Level 3 of the fair value hierarchy and for each class of assets and liabilities. Effective for the year ending December 31, 2010, we will be required to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. The disclosure requirements did not and are not expected to have a material impact on our condensed consolidated financial statements. Refer to our fair value measurement disclosure in Note 9.
Consolidation of Variable Interest Entities
     The new consolidation guidance set forth by the FASB applicable to a variable interest entity (“VIE”) and the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity requires a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE are also required. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE arose only when specific events had occurred. These requirements were effective for us for in the first quarter of 2010 and did not have an effect on our condensed consolidated financial statements.
3. REGULATORY MATTERS
ITC Great Plains
     On August 18, 2009, ITC Great Plains acquired two electric transmission substations and became an independent transmission company in SPP. SPP began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. ITC Great Plains has also committed to construct certain transmission projects in Kansas, including the Kansas Electric Transmission Authority (“KETA”) Project (also known as the Spearville — Knoll — Axtell Project), which would run from Spearville, Kansas to a point near Hays, Kansas and then northward to Axtell, Nebraska, and a segment of the Kansas V-Plan. The total project would run from Spearville southward to Comanche County, Kansas and then on a northeastern track to Wichita, Kansas.
     In 2009, ITC Great Plains filed an application for a formula rate under Section 205 of the Federal Power Act. The FERC conditionally accepted the proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. In addition, the FERC approved certain transmission investment incentives, including the establishment of regulatory assets for start-up and development costs of ITC Great Plains and pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered pursuant to future FERC filings. During the first quarter of 2010, FERC accepted ITC Great Plains’ cost-based formula rate tariff sheets, which include an annual true-up mechanism, and their corresponding implementation protocols.
     As of March 31, 2010, we have recorded approximately $10.2 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains as well as pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.
     The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan. In the period in which it becomes probable that future revenues will result from the authorization to recover pre-construction expenses for the Kansas V-Plan, which totaled $0.9 million at March 31, 2010, we will recognize the regulatory asset.
Green Power Express
     In 2009, Green Power Express filed an application with the FERC for approval of a cost-based formula rate with a true-up mechanism and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project. The Green Power Express project is a network of transmission lines that would facilitate the movement of 12,000 megawatts of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy and would traverse portions of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Illinois and Indiana.
     The FERC issued an order authorizing certain transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. On February 22, 2010, Green Power Express filed an Offer of Settlement that intended to resolve all of the issues set for hearing. Interested parties have filed comments and reply comments and the Offer of Settlement is awaiting certification by the Administrative Law Judge and further action by the FERC.
     The total development expenses through March 31, 2010 that may be recoverable through regulatory assets were approximately $4.9 million, which have been recorded to expenses in the periods in which they were incurred. In the period in which it becomes probable that future revenues will result from the approval, we will recognize the regulatory assets. No regulatory assets for Green Power Express have been recorded as of March 31, 2010.
Depreciation Studies
     During 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC that revised depreciation rates at ITCTransmission and METC. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values. The revised depreciation rates resulted in a reduction of depreciation expense of $5.2 million for the quarter ended March 31, 2010 as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITCTransmission and METC. Because of the inclusion of depreciation expense as a component of net revenue requirement under the cost-based formula rate, there was an offsetting effect on revenues from the change in depreciation rates.
Cost-Based Formula Rates with True-Up Mechanism
     The transmission rates at our Regulated Operating Subsidiaries are set annually and remain in effect for a one-year period. Rates are posted on the Open Access Same-Time Information System each year. By completing their formula rate template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rate is subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula rates to calculate their respective annual net revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.
     Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirement. Revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using the formula rate template. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is reflected in customer bills within two years under the provisions of the formula rate templates.
     The changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals were as follows during the three months ended March 31, 2010:

(in thousands)	ITC Transmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2009	$15,267	$4,848	$72,395	$529	$93,039
Collection of 2008 revenue accruals including interest	(4,623)	(3,049)	(13,267)	—	(20,939)
Revenue accrual for the quarter ended March 31, 2010	3,633	138	3,210	3	6,984
Interest accrued for the quarter ended March 31, 2010	68	37	274	(1)	378

Balance as of March 31, 2010	$14,345	$1,974	$62,612	$531	$79,462

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$13,926	$9,081	$45,371	$155	$68,533
Non-current assets	4,899	274	18,913	464	24,550
Other current liabilities	(1,120)	(1,845)	(418)	—	(3,383)
Non-current liabilities	(3,360)	(5,536)	(1,254)	(88)	(10,238)

Balance as of March 31, 2010	$14,345	$1,974	$62,612	$531	$79,462

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

4. INTANGIBLE ASSETS
     We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets is $48.6 million (net of accumulated amortization of $9.8 million) as of March 31, 2010.
     In addition, during 2009, ITC Great Plains recorded intangible assets for rights we acquired from certain transmission owners, who have agreed to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets was $2.7 million (net of accumulated amortization of less than $0.1 million) as of March 31, 2010.
     During the three months ended March 31, 2010 and 2009, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2010 to be $3.1 million per year.
5. LONG TERM DEBT
ITC Midwest
     On December 17, 2009, ITC Midwest issued $35.0 million of the total face amount of $75.0 million of its 4.60% First Mortgage Bonds, Series D, due December 17, 2024 (“Series D Bonds”). ITC Midwest closed on the additional $40.0 million of Series D Bonds in February 2010. The proceeds were used to repay a portion of the amounts outstanding under the ITC Midwest Revolving Credit Agreement. All of ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.
Revolving Credit Agreements
   ITC Holdings Revolving Credit Agreement
     At March 31, 2010, ITC Holdings had no amounts outstanding under the ITC Holdings Revolving Credit Agreement (out of a capacity of $105.2 million, net of an unfulfilled commitment from Lehman Brothers Bank, FSB (“Lehman”)).
   ITCTransmission/METC Revolving Credit Agreement
     At March 31, 2010, ITCTransmission and METC had $23.1 million and $39.3 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement (compared to capacities of $88.3 million and $50.5 million, respectively, net of an unfulfilled commitment from Lehman). The weighted-average interest rates on borrowings outstanding under the agreement were 0.6% and 0.6%, respectively, at March 31, 2010.
   ITC Midwest Revolving Credit Agreement
     At March 31, 2010, ITC Midwest had no amounts outstanding under the ITC Midwest Revolving Credit Agreement (out of a capacity of $41.0 million, net of an unfulfilled commitment from Lehman). As noted above, a portion of the proceeds from the issuance of Series D Bonds were used to repay the outstanding balance under the ITC Midwest Revolving Credit Agreement.
6. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2010	2009
Numerator:
Net income	$34,204	$28,725
Less: dividends declared — common shares, restricted shares and deferred stock units	(16,036)	(15,172)

Undistributed earnings	18,168	13,553
Percentage allocated to common shares (a)	98.5%	98.8%

Undistributed earnings — common shares	17,895	13,390
Add: dividends declared — common shares	15,793	14,988

Numerator for basic and diluted earnings per common share	$33,688	$28,378

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,352,632	49,127,337
Incremental shares for stock options and employee stock purchase plan	902,780	892,487

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,255,412	50,019,824

Per common share net income:
Basic	$0.68	$0.58
Diluted	$0.67	$0.57

(a) Weighted-average common shares outstanding	49,352,632	49,127,337
Weighted-average restricted shares and deferred stock units (participating securities)	763,040	604,898

Total	50,115,672	49,732,235

Percentage allocated to common shares	98.5%	98.8%
     Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
     At March 31, 2010 and 2009, we had 2,630,094 and 2,510,252 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2010 and 2009, 244,316 and 522,417 anti-dilutive stock options were excluded from the diluted earnings per share calculation, respectively.
7. INCOME TAXES
METC Uncertain Tax Position
     At December 31, 2009, we had recorded a reserve for an uncertain tax position resulting from the deductibility of transaction costs incurred in connection with the METC acquisition. This tax position was effectively settled in January 2010 upon completion of the Internal Revenue Service audit of our 2006 tax year. The settlement of this tax position reduced our income tax provision by $0.7 million when recorded in the first quarter of 2010.
8. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
     We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We expect to contribute up to $6.0 million to the defined benefit retirement plan in the third quarter of 2010.
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $0.5 million to these supplemental nonqualified, noncontributory, retirement benefit plans in the third quarter of 2010.

     Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2010	2009
Service cost	$710	$494
Interest cost	508	291
Expected return on plan assets	(355)	(260)
Amortization of prior service cost	(11)	(229)
Amortization of unrecognized loss	267	450

Net pension cost	$1,119	$746

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute up to $2.8 million to the postretirement benefit plan in the third quarter of 2010.
     Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2010	2009
Service cost	$757	$408
Interest cost	255	168
Expected return on plan assets	(118)	(54)
Amortization of prior service cost	79	145

Net postretirement cost	$973	$667

Defined Contribution Plan
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.1 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.
9. FAIR VALUE MEASUREMENTS
     The measurement of fair value is based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$59,108	$—	$—
Mutual funds — fixed income securities	9,112	—	—
Mutual funds — equity securities	794	—	—

Total	$69,104	$—	$—

     As of March 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds and equity securities that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.
     We also held non-financial assets and liabilities that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the three months ended March 31, 2010. For additional information on our goodwill, intangible assets and asset retirement obligations please refer to the notes to the condensed consolidated financial statements as of and for the year ended December 31, 2009 included in our Form 10-K for such period and Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,432.5 million at March 31, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,393.1 million at March 31, 2010.
Revolving Credit Agreements
     At March 31, 2010, we had a consolidated total of $62.4 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value.
Trade Accounts Receivables and Payables
     As of March 31, 2010, our accounts receivable and accounts payable balances approximate fair value.
10. COMMITMENTS AND CONTINGENCIES
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
Michigan Sales and Use Tax Audit
     The Michigan Department of Treasury conducted a sales and use tax audit of ITCTransmission for the audit period April 1, 2005 through June 30, 2008 and has denied ITCTransmission’s use of the industrial processing exemption from use tax it has taken beginning January 1, 2007. ITCTransmission has certain administrative and judicial appeal rights.
     ITCTransmission believes that its utilization of the industrial processing exemption is appropriate and intends to defend itself against the denial of such exemption. However, it is reasonably possible that the assessment of additional use tax could be sustained after all administrative appeals and litigation have been exhausted.
     The amount of use tax liability associated with the exemptions taken by ITCTransmission through March 31, 2010 is estimated to be approximately $5.9 million, which includes approximately $3.3 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax expense relating to this matter, ITCTransmission would record the additional use tax expense primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. These higher use tax expenses would be passed on to ITCTransmission’s customers as the amounts are included as components of net revenue requirements and resulting rates. METC has also taken the industrial processing exemption, estimated to be approximately

$5.9 million for periods still subject to audit since 2005. The Michigan Department of Treasury initiated a use tax audit of MTH, METC’s sole member, in the first quarter of 2010.
ITC Midwest Project Commitment
     In the Minnesota regulatory proceeding to approve ITC Midwest’s asset acquisition, ITC Midwest agreed to build a certain project in Iowa and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% under Attachment O until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% ROE had been used in Attachment O. To complete this project, the IUB must provide certain regulatory approvals but, due to the current case schedule, it is unlikely that the approvals will be received in time to allow the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and therefore we believe the likelihood of any adverse effect from this matter is remote.
11. SEGMENT INFORMATION
     We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. As discussed in Note 3, during 2009, ITC Great Plains acquired electric transmission assets and implemented its cost-based formula rate in SPP to record revenues. As a result, the newly regulated transmission business at ITC Great Plains is now included in the Regulated Operating Subsidiaries segment. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2010	2009
Regulated Operating Subsidiaries	$161,298	$155,955
ITC Holdings and other	107	69
Intercompany eliminations	(117)	(83)

Total Operating Revenues	$161,288	$155,941

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2010	2009
Regulated Operating Subsidiaries	$77,392	$69,355
ITC Holdings and other	(23,688)	(23,702)

Total Income Before Income Taxes	$53,704	$45,653

	Three months ended
NET INCOME:	March 31,
(in thousands)	2010	2009
Regulated Operating Subsidiaries (a)	$53,459	$47,614
ITC Holdings and other	34,204	28,725
Intercompany eliminations	(53,459)	(47,614)

Total Net Income	$34,204	$28,725

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2010	2009
Regulated Operating Subsidiaries	$3,982,171	$3,890,874
ITC Holdings and other	2,623,748	2,614,394
Reconciliations (b)	10	(1,940)
Intercompany eliminations	(2,528,336)	(2,473,612)

Total Assets	$4,077,593	$4,029,716

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

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our condensed consolidated statement of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2009 (as revised in Part II, Item 1A of this Form 10-Q) and the following:
•	Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s asset acquisition of IP&L’s electric transmission assets) that could have an adverse effect on our business, financial condition, results of operations and cash flows.

•	Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

•	The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

•	Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.

•	If the network load or point-to-point transmission service on our MISO Regulated Operating Subsidiaries’ transmission systems is lower than expected, the timing of collection of our revenues would be delayed.

•	Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

•	METC does not own the majority of the land on which its transmission assets are located. Additionally, a significant amount of the land on which ITCTransmission and ITC Midwest’s assets are located is subject to easements, mineral rights and other similar encumbrances and a significant amount of ITCTransmission and ITC Midwest’s other property consists of easements. As a result, ITCTransmission, METC and ITC Midwest must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

•	If ITC Midwest’s operating agreement with IP&L is terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L.

•	Hazards associated with high-voltage electricity transmission may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties.

•	Our Regulated Operating Subsidiaries are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.

•	Our Regulated Operating Subsidiaries are subject to various regulatory requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our results of operations, financial condition and cash flows.

•	Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	The amount of our federal net operating loss carryforwards for income taxes that we may use to reduce our tax liability in any given period is limited.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

•	Other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
     As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using a cost-based formula rate template as discussed in Note 3 to the condensed consolidated financial statements under “—Cost-Based Formula Rates with True-Up Mechanism.”
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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2010 or may affect future results include:
•	Our capital investment of $99.5 million at our Regulated Operating Subsidiaries ($14.2 million, $31.2 million, $52.5 million and $1.6 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the three months ended March 31, 2010, resulting primarily from our focus on improving system reliability and interconnecting new generating resources;

•	Debt issuances and borrowings under our revolving credit agreements in 2010 and 2009 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•	Our development activities relating to ITC Great Plains and Green Power Express. Certain development activities are expensed in the period incurred as they are not yet probable of recovery and there is no corresponding revenue recognized for these expenses.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITC Great Plains
  KETA Project
     In 2009, ITC Great Plains commenced construction-related activities for the 345 kV KETA Project, a 215-mile long transmission line that will run between Spearville, Kansas and Axtell, Nebraska. On January 19, 2010, the FERC issued an order approving the novation agreements required by SPP for the designation of the right and obligation to build this project to ITC Great Plains by Sunflower Electric Power Corporation and Midwest Energy, Inc. ITC Great Plains is also in the process of securing other remaining regulatory approvals for the second phase of the project, which will run from Hays, Kansas to the Nebraska border. We estimate that the cost for ITC Great Plains’ portion of the KETA project will be approximately $203 million.
  Kansas V-Plan Project
     In 2009, the KCC authorized ITC Great Plains to build a segment of the Kansas V-Plan. The total project will run between Spearville and Wichita, Kansas. In April 2010, SPP approved the Kansas V-Plan at 345 kV double circuit construction. The next steps for this project include the resolution of cost allocation of SPP projects, which is currently before the FERC, and securing siting approvals. Additionally, the KCC had previously certificated the project to be built at 765 kV and ITC Great Plains must seek an amendment to its certificate of public convenience to build its portion of the Kansas V–Plan at 345 kV by the KCC. ITC Great Plains estimates it will invest approximately $300 million to construct its portions of the project if built at 345 kV. We expect that the SPP will continue to explore the appropriateness of 765 kV construction and ITC Great Plains would expect to invest $430 million to construct its portions of the project if it is built at 765 kV.
  Hugo to Valliant Project
     In 2009, ITC Great Plains commenced construction-related activities for the Hugo to Valliant Project in Oklahoma, consisting of a 19-mile transmission line and substation construction and upgrades. The Hugo to Valliant Project has an estimated cost of approximately $37 million.
  Development Bonus
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

Trends and Seasonality
  Network Revenues
     We expect a general trend of increases in network transmission rates and revenues for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our rates and our actual net revenue requirements in future years is our anticipated capital investments in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. In addition, the Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.
     We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; and (3) relieve congestion in the transmission systems. The following table shows our expected and actual capital investment:

	Capital Investment
	Five-Year Capital	Forecast for the	Actual for three
(in millions)	Investment Program	year ending	months ended
Regulated Operating Subsidiary	2010-2014	December 31, 2010	March 31, 2010 (a)
ITCTransmission	$445	$50—60	$14.2
METC	750	140—155	31.2
ITC Midwest	1,147	205—225	52.5
ITC Great Plains	637	10—20	1.6
Other (b)	91	—	—

Total	$3,070	$405—460	$99.5

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our condensed consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	Includes Green Power Express and other development initiatives.
     Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects, the generator’s potential failure to meet the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, and other factors beyond our control.

  Revenue Accruals – Effects of Monthly Peak Loads
     Under their formula rates that contain true-up mechanisms, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.
     ITC Great Plains does not receive revenue based on a peak load each month. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.
Monthly Peak Load (in MW) (a)

	2010			2009			2008
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,255	5,940	2,865	7,314	6,009	2,950	7,890	6,215	2,952
February	6,997	5,798	2,758	7,176	5,818	2,815	7,715	6,159	2,906
March	6,620	5,370	2,533	7,070	5,548	2,695	7,532	5,797	2,748
April				6,761	5,112	2,426	6,926	5,223	2,582
May				6,801	5,296	2,423	7,051	5,328	2,522
June				10,392	8,063	3,389	10,624	7,241	2,907
July				8,720	6,523	2,842	11,016	8,042	3,385
August				9,846	7,181	3,103	10,890	7,816	3,213
September				8,043	5,919	2,595	10,311	7,622	3,208
October				6,446	5,258	2,494	6,893	5,514	2,724
November				6,996	5,778	2,638	7,205	5,823	2,830
December				7,661	6,192	2,856	7,636	6,280	2,984

Total				93,226	72,697	33,226	101,689	77,060	34,961

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the significant portion of network load within its respective joint rate zone.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2010	2009	(decrease)	(decrease)
OPERATING REVENUES	$161,288	$155,941	$5,347	3.4%
OPERATING EXPENSES
Operation and maintenance	23,729	23,741	(12)	(0.1)%
General and administrative	17,781	19,893	(2,112)	(10.6)%
Depreciation and amortization	22,115	26,548	(4,433)	(16.7)%
Taxes other than income taxes	12,308	11,098	1,210	10.9%
Other operating income and expense – net	7	—	7	n/a

Total operating expenses	75,940	81,280	(5,340)	(6.6)%

OPERATING INCOME	85,348	74,661	10,687	14.3%
OTHER EXPENSES (INCOME)
Interest expense	35,029	31,593	3,436	10.9%
Allowance for equity funds used during construction	(3,143)	(2,766)	(377)	13.6%
Other income	(626)	(683)	57	(8.3)%
Other expense	384	864	(480)	(55.6)%

Total other expenses (income)	31,644	29,008	2,636	9.1%

INCOME BEFORE INCOME TAXES	53,704	45,653	8,051	17.6%
INCOME TAX PROVISION	19,500	16,928	2,572	15.2%

NET INCOME	$34,204	$28,725	$5,479	19.1%

Operating Revenues
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2010		2009		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$140,297	87.0%	$138,337	88.7%	$1,960	1.4%
Regional cost sharing revenues	11,176	6.9%	9,472	6.1%	1,704	18.0%
Point-to-point	4,718	2.9%	4,648	3.0%	70	1.5%
Scheduling, control and dispatch	3,239	2.0%	3,313	2.1%	(74)	(2.2)%
Other	1,858	1.2%	171	0.1%	1,687	986.5%

Total	$161,288	100.0%	$155,941	100.0%	$5,347	3.4%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2010 as compared to the same period in 2009. Higher net revenue requirements were due primarily to higher rate base primarily associated with higher balances of property, plant and equipment in-service, among other factors, partially offset by lower operating expenses.
     Regional cost sharing revenues increased due primarily to capital projects placed in-service or expected to be in-service that have been identified by MISO as eligible for regional cost sharing.
     Other revenues increased due primarily to revenue recognized at METC for utilization of its jointly-owned transmission lines under its transmission ownership and operating agreements.

     Network revenues for the three months ended March 31, 2010 include the network revenue accruals as calculated below:

						Total
					ITC	net revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	accrual
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized)(a)	$56,377	$38,423	$45,227	$270
2	Network revenues billed(b)	53,377	36,941	40,381	267

3	Network revenue accruals (line 1 — line 2)	$3,000	$1,482	$4,846	$3	$9,331

(a)	The calculation of net revenue requirement for our MISO Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2009 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1s are completed for our MISO Regulated Operating Subsidiaries.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.818 per kW/month, $2.370 per kW/month and $6.882 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2008 true-up adjustment. Amounts billed through our MISO Regulated Operating Subsidiaries’ effective transmission rates reduced ITCTransmission, METC and ITC Midwest’s regulatory assets associated with the 2008 true-up adjustments and related accrued interest by $4.6 million, $3.0 million and $13.3 million, respectively, during the three months ended March 31, 2010. ITC Great Plains does not receive revenue based on a peak load each month. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.
Operating Expenses
Operation and maintenance expenses
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Operation and maintenance expenses were consistent compared to prior period.
General and administrative expenses
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     General and administrative expenses decreased as a result of lower business expenses primarily for information technology support of $1.9 million and lower professional advisory and consulting services of $1.6 million. General and administrative expenses also decreased by $0.6 million for salaries, benefits and general business expenses associated with development activities at ITC Grid Development and Green Power Express. These decreases were partially offset by higher compensation and benefits expenses of $2.1 million, due in part to personnel additions, stock compensation expense and benefits expense.
Depreciation and amortization expenses
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Depreciation and amortization expenses decreased due to the reduced depreciation rates that went into effect at ITCTransmission and METC in the third and fourth quarter of 2009, respectively, as described in Note 3 to the condensed consolidated financial statements, partially offset by a higher depreciable asset base resulting from property, plant and equipment additions.

Taxes other than income taxes
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2009 capital additions, which are included in the assessments for 2010 personal property taxes.
Other Expenses (Income)
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Interest expense increased due primarily to additional interest expense associated with the December 2009 issuance of ITC Holdings’ $200.0 million 5.50% Senior Notes due January 15, 2020 and the December 2009 and February 2010 issuance of ITC Midwest’s $75.0 million 4.60% First Mortgage Bonds, Series D, due December 17, 2024.
Income Tax Provision
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Our effective tax rates for the three months ended March 31, 2010 and 2009 are 36.3% and 37.1%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $2.0 million and $1.8 million (net of federal benefit) recorded during the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively, offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC equity”). The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Additionally, the income tax provision for the three months ended March 31, 2010 has been reduced by $0.7 million for the settlement of an uncertain tax position described in Note 7 to the condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “—Trends and Seasonality.”

•	Fund business development expenses and related capital expenditures. We are pursuing development activities at Green Power Express as well as at ITC Grid Development that will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase during 2010 compared to 2009 as a result of additional debt incurred in 2009 and 2010 to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 8 to the condensed consolidated financial statements. The impact of the growth in the number of participants in our retirement benefit plans, financial market conditions that may cause a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.
     In addition to the expected capital requirements above, an adverse determination in our appeal relating to the recent denial of our ability to use the sales and use tax exemption as described in Note 10 to the condensed consolidated financial statements would result in additional capital requirements.

     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of March 31, 2010, we had consolidated indebtedness under our revolving credit agreements of $62.4 million, with unused capacity under the agreements of $277.6 million, or $222.6 million of unused capacity if reduced by Lehman’s commitment of $55.0 million described below. In addition, as of March 31, 2010, we had $67.1 million of cash and cash equivalents on hand, which exceeds the amounts that we would typically maintain for operating purposes as a result of the recently completed debt issuances in 2009 and 2010.
     Lehman, a member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s commitment of $55.0 million represented 16.2% of our total revolving credit agreement capacity of $340.0 million and we had no amounts outstanding under the agreements at March 31, 2010 relating to Lehman’s participation. We do not expect that we will replace Lehman’s commitment in our existing credit agreements given the favorable terms of our existing agreement compared to current market conditions. However, we believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements. Additionally, we believe we will be able to access the financial markets for other short-term capital requirements through term loan agreements.
     For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
Credit Ratings
     Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. Our current credit ratings are displayed in the following table.

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services(a)	Service, Inc.(b)
ITC Holdings	Senior Notes	BBB-	Baa2
ITCTransmission	First Mortgage Bonds	A-	A1
METC	Senior Secured Notes	A-	A1
ITC Midwest	First Mortgage Bonds	A-	A1

(a)	Our Standard and Poor’s Rating Services credit ratings have a stable outlook.

(b)	On April 16, 2010, Moody’s Investor Service upgraded the ratings of ITC Holdings, ITCTransmission, METC and ITC Midwest concluding their review for possible upgrade that was initiated December 4, 2009. ITC Holdings was upgraded to Baa2 from Baa3. The First Mortgage Bonds at ITCTransmission and ITC Midwest and the METC senior secured notes were upgraded to A1 from A2. ITCTransmission, METC and ITC Midwest’s issuer ratings were increased to A3 from Baa1. All of the ratings have a stable outlook.
Covenants
     Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions as described in our Form 10-K for the fiscal year ended December 31, 2009. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $57.8 million and $25.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received for operating revenues due to the increase in billed revenues resulting from higher rates in 2010 that include the 2008 revenue accruals.

Cash Flows From Investing Activities
     Net cash used in investing activities was $71.9 million and $104.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cash used in investing activities was due primarily to lower payments during the three months ended March 31, 2010 for amounts accrued for property, plant and equipment at December 31, 2009 compared to payments during the same period in 2009 for amounts accrued for property, plant and equipment at December 31, 2008.
Cash Flows From Financing Activities
     Net cash provided by financing activities was $6.4 million and $47.9 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cash provided by financing activities was due primarily to a net decrease of $61.9 million in amounts outstanding under our revolving credit agreements and a reduction in net proceeds associated with refundable deposits for transmission network upgrades of $18.1 million during the three months ended March 31, 2010 as compared to the same period in 2009. These decreases were partially offset by proceeds of $40.0 million received in February 2010 from the closing of ITC Midwest’s 4.60% First Mortgage Bonds, Series D, due December 17, 2024.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2009. There have been no material changes to that information during the three months ended March 31, 2010, other than amounts borrowed under our revolving credit agreements and the additional $40.0 million of Series D Bonds issued by ITC Midwest in February 2010.
CRITICAL ACCOUNTING POLICIES
     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2009 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,432.5 million at March 31, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,393.1 million at March 31, 2010. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at March 31, 2010. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at March 31, 2010 would decrease the fair value of debt by $81.4 million, and a decrease in interest rates of 10% at March 31, 2010 would increase the fair value of debt by $89.0 million at that date.
Revolving Credit Agreements
     At March 31, 2010, we had a consolidated total of $62.4 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2010 would increase or decrease the total interest expense by less than $0.1 million, respectively, for an annual period on a constant borrowing level of $62.4 million.

Other
     As described in our Form 10-K for the fiscal year ended December 31, 2009, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2010.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as discussed below, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2009.
     Due to recent factual developments in connection with one of the projects in Iowa that ITC Midwest committed to build as part of the Minnesota regulatory proceeding to approve ITC Midwest’s asset acquisition, we are modifying the relevant risk factor set forth in Item 1A of our Form 10-K for the year ended December 31, 2009 to amend and restate the last paragraph thereof as follows:
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
     * * * * *
     In the Minnesota regulatory proceeding to approve ITC Midwest’s asset acquisition, ITC Midwest agreed to build two construction projects in Iowa intended to improve the reliability and efficiency of our electric transmission system. Specifically, ITC Midwest made commitments to use commercially reasonable best efforts to complete the two projects prior to December 31, 2009 and 2011, respectively. In the event ITC Midwest is found to have failed to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% under Attachment O until such time as ITC Midwest completes the projects, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% ROE had been used in Attachment O. The project that was required to be completed prior to December 31, 2009 was completed by that deadline. With respect to the second project, the IUB must provide certain regulatory approvals but, due to the current case schedule, it is unlikely that the approvals will be received in time to allow the project to be completed by December 31, 2011. Any of the events described above could have an adverse effect on our business, financial condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2010:

			Total Number of	Maximum Number or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price	Announced Plan or	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Program(2)	the Plans or Programs(2)
January 2010	127	$51.59	—	—
February 2010	151	52.22	—	—
March 2010	—	—	—	—

Total	278	$51.93	—	—

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.
ITEM 5. OTHER INFORMATION
     As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — ITC Great Plains,” on January 28, 2010, we paid cash bonuses to substantially all employees for the successful completion of certain regulatory milestones relating to the KETA Project. The bonus was distributed on a pro rata basis equal to the percentage of the total annual incentive award payout received by each employee. The named executive officers listed in the Company’s 2010 annual meeting proxy statement received the following amounts:

Named Executive Officer	Bonus Amount
Joseph L. Welch	$34,072
Cameron M. Bready	11,126
Edward M. Rahill	11,126
Linda H. Blair	12,757
Jon E. Jipping	12,757
Daniel J. Oginsky	10,013
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
Dated: April 29, 2010

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)