Form 10-Q
period 2010-06-30
ITC Holdings Corp.
filed 2010-07-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 23, 2010 was 50,289,714.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2010
INDEX

Page
Part I. Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Statements of Financial Position (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
Part II. Other Information	27
Item 1A. Risk Factors	27
Item 6. Exhibits	28
Signatures	29
Exhibit Index
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$81,439	$74,853
Accounts receivable	86,263	72,352
Inventory	39,117	36,834
Deferred income taxes	30,662	23,859
Regulatory assets – revenue accrual (including accrued interest of $1,843 and $2,652, respectively)	54,214	82,871
Other	7,955	3,244

Total current assets	299,650	294,013
Property, plant and equipment (net of accumulated depreciation and amortization of $1,085,126 and $1,051,045, respectively)	2,699,275	2,542,064
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $10,636 and $9,095, respectively)	50,525	51,987
Regulatory assets – revenue accrual (including accrued interest of $75 and $75, respectively)	13,305	20,406
Other regulatory assets	134,448	134,924
Deferred financing fees (net of accumulated amortization of $10,417 and $9,616, respectively)	21,200	21,672
Other	15,853	14,487

Total other assets	1,185,494	1,193,639

TOTAL ASSETS	$4,184,419	$4,029,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,834	$43,508
Accrued payroll	8,795	13,648
Accrued interest	44,519	39,099
Accrued taxes	26,427	21,188
Regulatory liabilities – revenue deferral (including accrued interest of $230)	6,854	—
Refundable deposits from generators for transmission network upgrades	33,841	25,891
Other	4,023	3,344

Total current liabilities	192,293	146,678
Accrued pension and postretirement liabilities	34,591	31,158
Deferred income taxes	301,329	255,516
Regulatory liabilities – revenue deferral (including accrued interest of $230 and $186, respectively)	14,302	10,238
Regulatory liabilities – accrued asset removal costs	111,369	112,430
Refundable deposits from generators for transmission network upgrades	4,121	17,664
Other	11,596	10,111
Long-term debt	2,457,774	2,434,398
Commitments and contingent liabilities (Notes 3 and 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,286,030 and 50,084,061 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	869,621	862,512
Retained earnings	188,156	149,776
Accumulated other comprehensive loss	(733)	(765)

Total stockholders’ equity	1,057,044	1,011,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,184,419	$4,029,716

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
OPERATING REVENUES	$168,468	$157,238	$329,756	$313,179
OPERATING EXPENSES
Operation and maintenance	28,494	21,919	52,223	45,660
General and administrative	17,413	20,253	35,194	40,146
Depreciation and amortization	22,567	26,187	44,682	52,735
Taxes other than income taxes	11,626	10,612	23,934	21,710
Other operating income and expense — net	(530)	—	(523)	—

Total operating expenses	79,570	78,971	155,510	160,251

OPERATING INCOME	88,898	78,267	174,246	152,928
OTHER EXPENSES (INCOME)
Interest expense	35,333	32,661	70,362	64,254
Allowance for equity funds used during construction	(3,435)	(3,232)	(6,578)	(5,998)
Other income	(1,154)	(1,065)	(1,672)	(1,391)
Other expense	755	463	1,031	970

Total other expenses (income)	31,499	28,827	63,143	57,835

INCOME BEFORE INCOME TAXES	57,399	49,440	111,103	95,093
INCOME TAX PROVISION	21,098	18,647	40,598	35,575

NET INCOME	$36,301	$30,793	$70,505	$59,518

Basic earnings per common share (Note 7)	$0.72	$0.62	$1.40	$1.19
Diluted earnings per common share (Note 7)	$0.71	$0.61	$1.38	$1.17
Dividends declared per common share	$0.320	$0.305	$0.640	$0.610
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,505	$59,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,682	52,735
Revenue accrual and deferral — including accrued interest	46,676	(4,817)
Deferred income tax expense	35,191	34,902
Allowance for equity funds used during construction	(6,578)	(5,998)
Other	5,937	4,955
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(13,911)	(22,510)
Inventory	(2,283)	(6,822)
Other current assets	(4,711)	(1,425)
Accounts payable	(1,410)	(10,094)
Accrued payroll	(3,421)	(1,990)
Accrued interest	5,420	(86)
Accrued taxes	5,996	7,239
Other current liabilities	681	(3,353)
Other non-current assets and liabilities, net	624	6,162

Net cash provided by operating activities	183,398	108,416
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(162,585)	(213,927)
Proceeds from sale of securities	14,576	697
Purchases of securities	(14,587)	(761)
Other	(78)	(225)

Net cash used in investing activities	(162,674)	(214,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	90,000	100,000
Borrowings under revolving credit agreements	213,129	276,218
Repayments of revolving credit agreements	(279,985)	(263,817)
Issuance of common stock	1,165	1,632
Dividends on common stock	(32,121)	(30,394)
Refundable deposits from generators for transmission network upgrades	11,439	29,633
Repayment of refundable deposits from generators for transmission network upgrades	(16,778)	(2,291)
Other	(987)	(1,909)

Net cash (used in) provided by financing activities	(14,138)	109,072

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,586	3,272
CASH AND CASH EQUIVALENTS — Beginning of period	74,853	58,110

CASH AND CASH EQUIVALENTS — End of period	$81,439	$61,382

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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2010	2009
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$63,398	$62,459
Income taxes paid	6,882	350
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$47,605	$46,293
Allowance for equity funds used during construction	6,578	5,998

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2010 or 2009, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
     The guidance set forth by the Financial Accounting Standards Board for fair value measurements was revised to require additional disclosure as part of our condensed consolidated financial statements. We are now required to disclose separately the amounts of, and reasons for, significant transfers between Level 1 and Level 2 of the fair value hierarchy and significant transfers into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements. In addition, we are required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 or Level 3 of the fair value hierarchy and for each class of assets and liabilities. Effective for the year ending December 31, 2010, we will be required to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. The disclosure requirements did not have a material impact on our condensed consolidated financial statements and are not expected to have a material impact on our annual consolidated financial statements. Refer to our fair value measurement disclosure in Note 9.
3. REGULATORY MATTERS
ITC Great Plains
     On August 18, 2009, ITC Great Plains acquired two electric transmission substations and became an independent transmission company in SPP. SPP began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. ITC Great Plains has committed to construct certain transmission projects in the SPP Region, including the Kansas Electric Transmission Authority (“KETA”) Project (also known as the Spearville — Knoll — Axtell Project), which will run from Spearville, Kansas to a point near Hays, Kansas and then northward to Axtell, Nebraska, and a segment of the Kansas V-Plan. The total Kansas V-Plan project would run from Spearville southward to Comanche County, Kansas and then on a northeastern track to Wichita, Kansas.
     In 2009, ITC Great Plains filed an application for a formula rate under Section 205 of the Federal Power Act. The FERC conditionally accepted the proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. In addition, the FERC approved certain transmission investment incentives, including the establishment of regulatory assets for start-up and development costs of ITC Great Plains and pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered pursuant to future FERC filings. During the first quarter of 2010, the FERC accepted ITC Great Plains’ cost-based formula rate tariff sheets, which include an annual true-up mechanism, and their corresponding implementation protocols.
     As of June 30, 2010, we have recorded approximately $10.5 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains as well as pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.
     The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period, it becomes probable that future revenues will result from the authorization to recover pre-construction expenses for the Kansas V-Plan, which totaled $1.1 million at June 30, 2010, we will recognize the regulatory asset. No regulatory assets for Kansas V-Plan have been recorded as of June 30, 2010.
Green Power Express
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
     The FERC issued an order authorizing certain transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. On February 22, 2010, Green Power Express filed an Offer of Settlement that intended to resolve all of the issues set for hearing and is pending further action by the FERC. Interested parties have filed comments and reply comments. The original FERC order remains subject to several requests for rehearing.
     The total development expenses through June 30, 2010 that may be recoverable through regulatory assets were approximately $5.2 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period, it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets for Green Power Express have been recorded as of June 30, 2010.
Depreciation Studies
     During 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC that revised their depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values. The revised depreciation rates resulted in a reduction of depreciation expense of $5.3 million and $10.6 million for the three and six months ended June 30, 2010, respectively, as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITCTransmission and METC. Because of the inclusion of depreciation expense as a component of net revenue requirement under the cost-based formula rate, there was an offsetting effect on revenues.
Cost-Based Formula Rates with True-Up Mechanism
     The transmission rates at our Regulated Operating Subsidiaries are set annually and remain in effect for a one-year period. Rates are posted on the Open Access Same-Time Information System each year. By completing their formula rate template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula rates to calculate their respective annual net revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.
     Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirement. Revenue is recognized for services provided during each reporting period based on actual net revenue requirements calculated using the formula rate templates. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is reflected in customer bills within two years under the provisions of the formula rate templates.
     The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest were as follows during the six months ended June 30, 2010:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2009	$15,267	$4,848	$72,395	$529	$93,039
Collection of 2008 revenue accruals including interest	(9,245)	(6,099)	(26,534)	—	(41,878)
Revenue (deferral) accrual for the six months ended June 30, 2010	(4,993)	(3,161)	2,801	(129)	(5,482)
Interest accrued for the six months ended June 30, 2010	112	9	561	2	684

Balance as of June 30, 2010	$1,141	$(4,403)	$49,223	$402	$46,363

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$9,564	$6,098	$38,241	$311	$54,214
Non-current assets	319	—	12,675	311	13,305
Other current liabilities	(2,269)	(3,738)	(847)	—	(6,854)
Non-current liabilities	(6,473)	(6,763)	(846)	(220)	(14,302)

Balance as of June 30, 2010	$1,141	$(4,403)	$49,223	$402	$46,363

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
4. INTANGIBLE ASSETS
     We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $47.7 million (net of accumulated amortization of $10.5 million) as of June 30, 2010.

     In addition, during 2009, ITC Great Plains recorded intangible assets for rights we acquired from certain transmission owners, who have agreed to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets was $2.8 million (net of accumulated amortization of less than $0.1 million) as of June 30, 2010.
     During the three months ended June 30, 2010 and 2009, we recognized $0.8 million of amortization expense of our intangible assets and $1.5 million for the six months ended June 30, 2010 and 2009. For each of the next five years, we expect the annual amortization of our intangible assets that were recorded as of June 30, 2010 to be approximately $3.1 million per year.
5. LONG-TERM DEBT
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
METC
     On May 6, 2010, METC issued $50.0 million aggregate principal amount of its 5.64% Senior Secured Notes, due May 6, 2040 (the “METC Senior Secured Notes”). The METC Senior Secured Notes are secured by a first mortgage lien on substantially all of METC’s real property and tangible personal property. The proceeds were used primarily to repay amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes.
Revolving Credit Agreements
ITC Holdings Revolving Credit Agreement
     At June 30, 2010, ITC Holdings had no amounts outstanding under the ITC Holdings Revolving Credit Agreement (out of a capacity of $105.2 million, net of an unfulfilled commitment from Lehman Brothers Bank, FSB (“Lehman”)).
ITCTransmission/METC Revolving Credit Agreement
     At June 30, 2010, ITCTransmission had $14.5 million outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of a capacity of $88.3 million, net of an unfulfilled commitment from Lehman). The weighted-average interest rate on borrowings outstanding under the agreement was 0.6% at June 30, 2010. At June 30, 2010, METC had no amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of a capacity of $50.5 million, net of an unfulfilled commitment from Lehman).
ITC Midwest Revolving Credit Agreement
     At June 30, 2010, ITC Midwest had no amounts outstanding under the ITC Midwest Revolving Credit Agreement (out of a capacity of $41.0 million, net of an unfulfilled commitment from Lehman).
Lehman Commitment
     On July 22, 2010, we amended our revolving credit facilities to remove Lehman’s unfulfilled commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively.

6. SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
     On May 18, 2010, pursuant to the Amended and Restated 2006 Long Term Incentive Plan, we granted 232,537 options to purchase shares of our common stock. The options vest in three equal annual installments beginning on May 18, 2011 and have an exercise price of $52.47 per share, which was the closing share price of our common stock on the date of grant. In addition, on May 18, 2010, we granted 121,799 shares of restricted stock at a fair value of $52.47 per share. Holders of restricted stock have all rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock becomes vested three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
Stock Option Exercises
     We issued 53,231 and 223,975 shares of our common stock during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, due to the exercise of stock options.
7. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2010	2009	2010	2009
Numerator:
Net income	$36,301	$30,793	$70,505	$59,518
Less: dividends declared — common shares, restricted shares and deferred stock units	(16,089)	(15,229)	(32,125)	(30,401)

Undistributed earnings	20,212	15,564	38,380	29,117
Percentage allocated to common shares (a)	98.4%	98.6%	98.4%	98.7%

Undistributed earnings — common shares	19,889	15,346	37,766	28,738
Add: dividends declared — common shares	15,805	14,998	31,598	29,986

Numerator for basic and diluted earnings per common share	$35,694	$30,344	$69,364	$58,724

Denominator:
Denominator for basic earnings per common share - weighted-average common shares	49,387,462	49,167,079	49,370,143	49,147,318
Incremental shares for stock options and employee stock purchase plan	899,478	909,715	901,120	901,148

Denominator for diluted earnings per common share - adjusted weighted-average shares and dilutive securities	50,286,940	50,076,794	50,271,263	50,048,466

Per common share net income:
Basic	$0.72	$0.62	$1.40	$1.19
Diluted	$0.71	$0.61	$1.38	$1.17

(a) Weighted-average common shares outstanding	49,387,462	49,167,079	49,370,143	49,147,318
Weighted-average restricted shares and deferred stock units (participating securities)	824,996	686,235	794,189	645,791

Total	50,212,458	49,853,314	50,164,332	49,793,109

Percentage allocated to common shares	98.4%	98.6%	98.4%	98.7%
     Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
     At June 30, 2010 and 2009, we had 2,849,198 and 2,785,585 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and six months ended June 30, 2010 and 2009, 476,853 and 826,058 anti-dilutive stock options were excluded from the diluted earnings per share calculation, respectively.

8. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
     We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $6.0 million to the defined benefit retirement plan in July 2010.
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We contributed $0.5 million to these supplemental nonqualified, noncontributory, retirement benefit plans in July 2010.
     Net pension cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$724	$851	$1,434	$1,346
Interest cost	603	571	1,111	862
Expected return on plan assets	(339)	(234)	(694)	(494)
Amortization of prior service cost	(10)	209	(21)	(20)
Amortization of unrecognized loss	595	676	862	1,125

Net pension cost	$1,573	$2,073	$2,692	$2,819

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $0.8 million to the postretirement benefit plan in July 2010 and expect to contribute an additional $2.2 million in the fourth quarter of 2010.
     Net postretirement cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$647	$502	$1,404	$910
Interest cost	237	287	492	455
Expected return on plan assets	(116)	(59)	(234)	(113)
Amortization of prior service cost	78	12	157	157
Amortization of unrecognized loss	—	84	—	84

Net postretirement cost	$846	$826	$1,819	$1,493

Defined Contribution Plan
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.5 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.
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

     Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$76,125	$—	$—
Mutual funds — fixed income securities	9,790	—	—
Mutual funds — equity securities	730	—	—

Total	$86,645	$—	$—

     As of June 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds and equity securities that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.
     We also held non-financial assets and liabilities that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the six months ended June 30, 2010. For additional information on our goodwill, intangible assets and asset retirement obligations please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2009 included in our Form 10-K for such period and Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,757.6 million at June 30, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.3 million at June 30, 2010.
Revolving Credit Agreements
     At June 30, 2010, we had a consolidated total of $14.5 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value.
Trade Accounts Receivables and Payables
     As of June 30, 2010, our accounts receivable and accounts payable balances approximate fair value.
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
     The amount of use tax liability associated with the exemptions taken by ITCTransmission through June 30, 2010 is estimated to be approximately $6.0 million, which includes approximately $3.4 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax expense relating to this matter, ITCTransmission would record the additional use tax expense primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. These higher use tax expenses would be passed on to ITCTransmission’s customers as the amounts are included as components of net revenue requirements and resulting rates. METC has also taken the industrial processing exemption, estimated to be approximately $6.0 million for periods still subject to audit beginning in 2006. The Michigan Department of Treasury initiated a use tax audit of MTH, METC’s sole member, in the first quarter of 2010.
ITC Midwest Project Commitment
     In the Minnesota regulatory proceeding to approve ITC Midwest’s asset acquisition, ITC Midwest agreed to build a certain project in Iowa and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% under Attachment O until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used in Attachment O. To complete this project, the IUB must provide certain regulatory approvals but, due to the current case schedule, it is unlikely that the approvals will be received in time to allow the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and, therefore, we believe the likelihood of any adverse effect from this matter is remote.

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

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Regulated Operating Subsidiaries	$168,479	$157,251	$329,777	$313,206
ITC Holdings and other	105	70	212	139
Intercompany eliminations	(116)	(83)	(233)	(166)

Total Operating Revenues	$168,468	$157,238	$329,756	$313,179

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Regulated Operating Subsidiaries	$82,227	$73,954	$159,619	$143,309
ITC Holdings and other	(24,828)	(24,514)	(48,516)	(48,216)

Total Income Before Income Taxes	$57,399	$49,440	$111,103	$95,093

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Regulated Operating Subsidiaries (a)	$56,711	$51,160	$110,170	$98,774
ITC Holdings and other	36,301	30,793	70,505	59,518
Intercompany eliminations	(56,711)	(51,160)	(110,170)	(98,774)

Total Net Income	$36,301	$30,793	$70,505	$59,518

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2010	2009
Regulated Operating Subsidiaries	$4,038,717	$3,890,874
ITC Holdings and other	2,689,849	2,614,394
Reconciliations (b)	—	(1,940)
Intercompany eliminations	(2,544,147)	(2,473,612)

Total Assets	$4,184,419	$4,029,716

(a)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our condensed consolidated statement of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2009 (as revised in Part II, Item 1A of Form 10-Q for the quarter ended March 31, 2010) and the following:
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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and six months ended June 30, 2010 or may affect future results include:
•	Our capital investment of $216.0 million at our Regulated Operating Subsidiaries ($29.3 million, $65.5 million, $114.1 million and $7.1 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the six months ended June 30, 2010, resulting primarily from our focus on improving system reliability and interconnecting new generating resources;
•	Collection of the 2008 formula rate revenue accruals and related accrued interest of $41.9 million resulting in higher operating cash flows for the six months ended June 30, 2010;
•	Debt issuances and borrowings under our revolving credit agreements in 2010 and 2009 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and
•	Our development activities relating to ITC Great Plains and Green Power Express. Certain development activities are expensed in the period incurred as they are not yet probable of recovery and there is no corresponding revenue recognized for these expenses.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITC Great Plains
KETA Project
     The KETA Project is a 215 mile long transmission line that will run between Spearville, Kansas and Axtell, Nebraska. On January 19, 2010, the FERC issued an order approving the novation agreements required by SPP for the designation of the right and obligation to build the Kansas portion of this project to ITC Great Plains by Sunflower Electric Power Corporation and Midwest Energy, Inc. ITC Great Plains has commenced construction-related activities for the first phase of the 345 kV KETA Project, which will run from Spearville, Kansas to Hays, Kansas. In June 2010, ITC Great Plains received siting approval for the second phase of the project, which will run from Hays, Kansas to the Nebraska border and is in the process of securing the remaining regulatory approvals required to complete the second phase of the KETA Project. We estimate that the cost for ITC Great Plains’ portion of the KETA project will be approximately $203 million.
Kansas V-Plan Project
     The Kansas V-Plan Project is a 180 mile long transmission line that will run between Spearville and Wichita, Kansas. In 2009, the KCC authorized ITC Great Plains to build a portion of the segment from Spearville to Medicine Lodge, Kansas at 765 kV. In April 2010, SPP approved construction of the Kansas V-Plan as a 345 kV double circuit facility and in June 2010, following FERC approval of SPP’s cost allocation methodology for projects with regional benefits such as the Kansas V-Plan Project, SPP issued Notifications to Construct to the affected transmission owners. ITC Great Plains is now in the process of obtaining additional regulatory approvals necessary to begin construction related activities for the project. ITC Great Plains estimates it will invest approximately $300 million to construct its portions of the project if built at 345 kV. SPP has indicated its intent to explore the appropriateness of 765 kV construction and ITC Great Plains would expect to invest $430 million to construct its portions of the project if ultimately approved at 765 kV.

Hugo to Valliant Project
     In 2009, ITC Great Plains commenced construction-related activities for the Hugo to Valliant Project in Oklahoma, consisting of a 19-mile transmission line and substation construction and upgrades. The Hugo to Valliant Project has an estimated cost of approximately $37 million.
Development Bonus
     In January of 2010, the board of directors authorized and we paid $0.9 million in bonuses to substantially all employees for the successful completion of certain regulatory milestones relating to the KETA Project, which were recorded to general and administrative expenses in 2010. It is reasonably possible that future development-related bonuses would be authorized and awarded for this or other development projects.
Trends and Seasonality
Revenues
     We expect a general trend of increases in revenues for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual net revenue requirements in future years is our anticipated capital investments in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
     Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. In addition, the Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further capital investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.
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

	Capital Investment
	Five-Year Capital	Forecast for the	Actual for six
(in millions)	Investment Program	year ending	months ended
Regulated Operating Subsidiary	2010-2014	December 31, 2010	June 30, 2010 (a)
ITCTransmission	$445	$50—60	$29.3
METC	750	130—140	65.5
ITC Midwest	1,147	220—235	114.1
ITC Great Plains	637	20—25	7.1
Other (b)	91	—	—

Total	$3,070	$420—460	$216.0

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our condensed consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	Includes Green Power Express and other development initiatives.
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
Monthly Peak Load (in MW) (a)

	2010			2009			2008
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,255	5,940	2,865	7,314	6,009	2,950	7,890	6,215	2,871
February	6,997	5,798	2,758	7,176	5,818	2,815	7,715	6,159	2,950
March	6,620	5,370	2,533	7,070	5,548	2,695	7,532	5,797	2,720
April	6,501	5,113	2,345	6,761	5,112	2,426	6,926	5,223	2,587
May	9,412	7,232	3,168	6,801	5,296	2,423	7,051	5,328	2,523
June	9,722	7,042	3,220	10,392	8,063	3,389	10,624	7,241	2,906
July				8,720	6,523	2,842	11,016	8,042	3,382
August				9,846	7,181	3,103	10,890	7,816	3,210
September				8,043	5,919	2,595	10,311	7,622	3,205
October				6,446	5,258	2,494	6,893	5,514	2,725
November				6,996	5,778	2,638	7,205	5,823	2,834
December				7,661	6,192	2,856	7,636	6,280	2,986

Total				93,226	72,697	33,226	101,689	77,060	34,899

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the significant portion of network load within its respective joint rate zone.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2010	2009	(decrease)	(decrease)	2010	2009	(decrease)	(decrease)
OPERATING REVENUES	$168,468	$157,238	$11,230	7.1%	$329,756	$313,179	$16,577	5.3%
OPERATING EXPENSES
Operation and maintenance	28,494	21,919	6,575	30.0%	52,223	45,660	6,563	14.4%
General and administrative	17,413	20,253	(2,840)	(14.0)%	35,194	40,146	(4,952)	(12.3)%
Depreciation and amortization	22,567	26,187	(3,620)	(13.8)%	44,682	52,735	(8,053)	(15.3)%
Taxes other than income taxes	11,626	10,612	1,014	9.6%	23,934	21,710	2,224	10.2%
Other operating income and expenses — net	(530)	—	(530)	n/a	(523)	—	(523)	n/a

Total operating expenses	79,570	78,971	599	0.8%	155,510	160,251	(4,741)	(3.0)%

OPERATING INCOME	88,898	78,267	10,631	13.6%	174,246	152,928	21,318	13.9%
OTHER EXPENSES (INCOME)
Interest expense	35,333	32,661	2,672	8.2%	70,362	64,254	6,108	9.5%
Allowance for equity funds used during construction	(3,435)	(3,232)	(203)	6.3%	(6,578)	(5,998)	(580)	9.7%
Other income	(1,154)	(1,065)	(89)	8.4%	(1,672)	(1,391)	(281)	20.2%
Other expense	755	463	292	63.1%	1,031	970	61	6.3%

Total other expenses (income)	31,499	28,827	2,672	9.3%	63,143	57,835	5,308	9.2%

INCOME BEFORE INCOME TAXES	57,399	49,440	7,959	16.1%	111,103	95,093	16,010	16.8%
INCOME TAX PROVISION	21,098	18,647	2,451	13.1%	40,598	35,575	5,023	14.1%

NET INCOME	$36,301	$30,793	$5,508	17.9%	$70,505	$59,518	$10,987	18.5%

Operating Revenues
     Three months ended June 30, 2010 compared to three months ended June 30, 2009
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2010		2009		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$143,670	85.3%	$139,225	88.5%	$4,445	3.2%
Regional cost sharing revenues	15,695	9.3%	9,857	6.3%	5,838	59.2%
Point-to-point	4,787	2.8%	3,673	2.3%	1,114	30.3%
Scheduling, control and dispatch	3,615	2.2%	3,762	2.4%	(147)	(3.9)%
Other	701	0.4%	721	0.5%	(20)	(2.8)%

Total	$168,468	100.0%	$157,238	100.0%	$11,230	7.1%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2010 as compared to the same period in 2009. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service.
     Regional cost sharing revenues increased due primarily to capital projects placed in-service or expected to be in-service that have been identified by MISO as eligible for regional cost sharing. We expect to continue to receive regional cost sharing revenues and the amounts could become more significant in the near future, including revenues associated with ITC Great Plains’ projects that have been or are expected to be approved for regional cost sharing.

     Six months ended June 30, 2010 compared to six months ended June 30, 2009
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2010		2009		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$283,967	86.1%	$277,562	88.6%	$6,405	2.3%
Regional cost sharing revenues	26,871	8.1%	19,329	6.2%	7,542	39.0%
Point-to-point	9,505	2.9%	8,321	2.7%	1,184	14.2%
Scheduling, control and dispatch	6,854	2.1%	7,075	2.2%	(221)	(3.1)%
Other	2,559	0.8%	892	0.3%	1,667	186.9%

Total	$329,756	100.0%	$313,179	100.0%	$16,577	5.3%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2010 as compared to the same period in 2009. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service.
     Regional cost sharing revenues increased due primarily to capital projects placed in-service or expected to be in-service that have been identified by MISO as eligible for regional cost sharing.
     Other revenues increased due primarily to revenue recognized at METC for utilization of its jointly-owned transmission lines under its transmission ownership and operating agreements.
     Network revenues for the six months ended June 30, 2010 include the network revenue accruals (deferrals) as calculated below:

						Total
					ITC	net revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized)(a)	$115,218	$77,235	$91,108	$406
2	Network revenues billed(b)	120,844	79,051	86,672	535

3	Network revenue accruals (deferrals) (line 1 — line 2)	$(5,626)	$(1,816)	$4,436	$(129)	$(3,135)

(a)	The calculation of net revenue requirement for our MISO Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2009 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1s are completed for our MISO Regulated Operating Subsidiaries. Regional cost sharing revenues have a separate true-up mechanism and the related revenue accruals or deferrals are included in the regional cost sharing revenue amounts.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates of $2.818 per kW/month, $2.370 per kW/month and $6.882 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2008 true-up adjustment. Amounts billed through our MISO Regulated Operating Subsidiaries’ effective transmission rates reduced ITCTransmission, METC and ITC Midwest’s regulatory assets associated with the 2008 true-up adjustments and related accrued interest by $9.3 million, $6.1 million and $26.5 million, respectively, during the six months ended June 30, 2010. ITC Great Plains does not receive revenue based on a peak load each month. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

Operating Expenses
Operation and maintenance expenses
     Three months ended June 30, 2010 compared to three months ended June 30, 2009
     Operation and maintenance expenses increased by $1.9 million due to higher vegetation management expenses, by $2.5 million due to higher equipment and structure maintenance expenses and by $1.8 million due to higher tower painting expenses. The lower operation and maintenance expenses in 2009 were due in part to the expense mitigation efforts as described in our Form 10-K for the fiscal year ended December 31, 2009.
     Six months ended June 30, 2010 compared to six months ended June 30, 2009
     Operation and maintenance expenses increased by $2.9 million due to higher vegetation management expenses, by $2.3 million due to higher equipment and structure maintenance expenses and by $1.6 million due to higher tower painting expenses. The lower operation and maintenance expenses in 2009 were due in part to the expense mitigation efforts as described in our Form 10-K for the fiscal year ended December 31, 2009.
General and administrative expenses
     Three months ended June 30, 2010 compared to three months ended June 30, 2009
     General and administrative expenses decreased as a result of lower general business expenses of $1.3 million primarily for information technology support and employee relocation expenses, as well as lower professional advisory and consulting services of $1.0 million. General and administrative expenses also decreased by $0.6 million for salaries, benefits and general business expenses associated with development activities at ITC Grid Development and Green Power Express, which are not included in the decreases explained above.
     Six months ended June 30, 2010 compared to six months ended June 30, 2009
     General and administrative expenses decreased as a result of lower professional advisory and consulting services of $2.9 million as well as lower general business expenses of $2.8 million due in part to lower information technology support and employee relocation expenses. In addition, general and administrative expenses decreased by $1.2 million for salaries, benefits and general business expenses associated with development activities at ITC Grid Development and Green Power Express, which are not included in the decreases explained above. These decreases were partially offset by higher compensation and benefits expenses of $2.2 million due in part to personnel additions and stock compensation expense.
Depreciation and amortization expenses
     Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009
     Depreciation and amortization expenses decreased during the three and six months ended June 30, 2010 as compared to the same periods in 2009 due to the reduced depreciation rates that went into effect at ITCTransmission and METC in the third and fourth quarter of 2009, respectively, as described in Note 3 to the condensed consolidated financial statements, partially offset by a higher depreciable asset base resulting from property, plant and equipment additions.
Taxes other than income taxes
     Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009
     Taxes other than income taxes increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009 due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2009 capital additions, which are included in the assessments for 2010 personal property taxes.

Other Expenses (Income)
     Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009
     Interest expense increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009 due primarily to additional interest expense associated with the December 2009 issuance of ITC Holdings’ $200.0 million 5.50% Senior Notes due January 15, 2020, the December 2009 and February 2010 issuance of ITC Midwest’s $75.0 million 4.60% First Mortgage Bonds, Series D, due December 17, 2024 and the May 2010 issuance of METC’s $50.0 million 5.64% Senior Secured Notes, due May 6, 2040.
Income Tax Provision
     Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009
     Our effective tax rates for the three months ended June 30, 2010 and 2009 are 36.8% and 37.7%, respectively. Additionally, our effective tax rates for the six months ended June 30, 2010 and 2009 are 36.5% and 37.4%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $1.7 million and $2.2 million (net of federal benefit) recorded during the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $4.0 million (net of federal benefit) recorded during the six months ended June 30, 2010 and 2009, respectively, offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC equity”). The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Additionally, the income tax provision for the six months ended June 30, 2010 has been reduced by $0.7 million for the settlement of an uncertain tax position resulting from the deductibility of transaction costs incurred in connection with the METC acquisition.
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
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our other short-term cash requirements. As of June 30, 2010, we had consolidated indebtedness under our revolving credit agreements of $14.5 million, with unused capacity under the agreements of $325.5 million, or $270.5 million of unused capacity if reduced by Lehman’s commitment of $55.0 million described below. In addition, as of June 30, 2010, we had $81.4 million of cash and cash equivalents on hand, which exceeds the amounts that we would typically maintain for operating purposes as a result of the recently completed debt issuances in 2009 and 2010.
     Lehman, a former member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. Lehman’s commitment of $55.0 million represented 16.2% of our total revolving credit agreement capacity of $340.0 million and we had no amounts outstanding under the agreements at June 30, 2010 relating to Lehman’s participation. On July 22, 2010, we amended our revolving credit facilities to remove Lehman’s commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively. We believe we have sufficient unused capacity under our revolving credit agreements, even without the Lehman capacity, to meet our short-term capital requirements. Additionally, we believe we will be able to access the financial markets for other short-term capital requirements through term loan agreements.
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
Cash Flows From Operating Activities
     Net cash provided by operating activities was $183.4 million and $108.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received for operating revenues of $70.5 million, due mainly to the collection of $41.9 million of the 2008 formula rate revenue accruals and related accrued interest.

Cash Flows From Investing Activities
     Net cash used in investing activities was $162.7 million and $214.2 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in cash used in investing activities was due primarily to lower payments during the six months ended June 30, 2010 for amounts accrued for property, plant and equipment at December 31, 2009 compared to payments during the same period in 2009 for amounts accrued for property, plant and equipment at December 31, 2008.
Cash Flows From Financing Activities
     Net cash used in financing activities was $14.1 million for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $109.1 million for the six months ended June 30, 2009. The decrease in cash provided by financing activities was due primarily to a net decrease of $79.3 million in amounts outstanding under our revolving credit agreements and a reduction in net proceeds associated with refundable deposits for transmission network upgrades of $32.7 million during the six months ended June 30, 2010 as compared to the same period in 2009. In addition, proceeds of $100.0 million received in April 2009 from the issuance of ITC Holdings 5.75% Term Loan Agreement, due April 30, 2011 exceeded net proceeds of $40.0 million from the closing of ITC Midwest’s 4.60% First Mortgage Bonds, Series D, and proceeds of $50.0 million received from the issuance of METC’s 5.64% Senior Secured Notes during 2010.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2009. There have been no material changes to that information during the six months ended June 30, 2010, other than amounts borrowed under our revolving credit agreements and other debt issuances as described in Note 5 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2009 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,757.6 million at June 30, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.3 million at June 30, 2010. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at June 30, 2010. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at June 30, 2010 would decrease the fair value of debt by $93.3 million, and a decrease in interest rates of 10% at June 30, 2010 would increase the fair value of debt by $88.7 million at that date.
Revolving Credit Agreements
     At June 30, 2010, we had a consolidated total of $14.5 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2010 would increase or decrease the total interest expense by less than $0.1 million, respectively, for an annual period on a constant borrowing level of $14.5 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2009, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2010.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Other than as previously updated in our Form 10-Q for the quarter ended March 31, 2010, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2009.

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
4.27
Fifth Supplemental Indenture, dated as of April 20, 2010, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Current Report on Form 8-K filed May 10,2010)

10.86
First Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, and Comerica Bank, Credit Suisse, Cayman Islands Branch and Lehman Brothers Bank, FSB as co-syndication agents (filed with Current Report on Form 8-K filed July 27, 2010)

10.87
First Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, and Comerica Bank, Credit Suisse, Cayman Islands Branch and Lehman Brothers Bank, FSB as co-syndication agents (filed with Current Report on Form 8-K filed July 27, 2010)

10.88
Second Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Credit Suisse, Cayman Islands Branch as syndication agent and Lehman Brothers Bank, FSB as documentation agent (filed with Current Report on Form 8-K filed July 27, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 30, 2010

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)