Form 10-Q
period 2010-09-30
ITC Holdings Corp.
filed 2010-10-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 22, 2010 was 50,658,996.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2010

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$74,263	$74,853
Accounts receivable	89,454	72,352
Inventory	42,639	36,834
Deferred income taxes	29,642	23,859
Regulatory assets — revenue accrual, including accrued interest	39,687	82,871
Other	6,257	3,244

Total current assets	281,942	294,013
Property, plant and equipment (net of accumulated depreciation and amortization of $1,116,060 and $1,051,045, respectively)	2,768,971	2,542,064
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $11,406 and $9,095, respectively)	49,755	51,987
Regulatory assets — revenue accrual, including accrued interest	6,838	20,406
Other regulatory assets	134,095	134,924
Deferred financing fees (net of accumulated amortization of $11,082 and $9,616, respectively)	20,554	21,672
Other	17,224	14,487

Total other assets	1,178,629	1,193,639

TOTAL ASSETS	$4,229,542	$4,029,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,586	$43,508
Accrued payroll	12,801	13,648
Accrued interest	23,225	39,099
Accrued taxes	10,138	21,188
Regulatory liabilities — revenue deferral, including accrued interest	10,353	—
Refundable deposits from generators for transmission network upgrades	26,134	25,891
Other	3,419	3,344

Total current liabilities	153,656	146,678
Accrued pension and postretirement liabilities	29,502	31,158
Deferred income taxes	324,124	255,516
Regulatory liabilities — revenue deferral, including accrued interest	63,549	10,238
Regulatory liabilities — accrued asset removal costs	91,297	112,430
Refundable deposits from generators for transmission network upgrades	6,804	17,664
Other	12,181	10,111
Long-term debt	2,460,180	2,434,398
Commitments and contingent liabilities (Notes 3 and 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,633,705 and 50,084,061 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	879,360	862,512
Retained earnings	209,606	149,776
Accumulated other comprehensive loss	(717)	(765)

Total stockholders’ equity	1,088,249	1,011,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,229,542	$4,029,716

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
OPERATING REVENUES	$178,020	$151,328	$507,776	$464,507
OPERATING EXPENSES
Operation and maintenance	33,748	22,132	85,971	67,792
General and administrative	18,199	9,507	53,393	49,653
Depreciation and amortization	20,856	19,590	65,538	72,325
Taxes other than income taxes	12,143	11,049	36,077	32,759
Other operating income and expense — net	(139)	(7)	(662)	(7)

Total operating expenses	84,807	62,271	240,317	222,522

OPERATING INCOME	93,213	89,057	267,459	241,985
OTHER EXPENSES (INCOME)
Interest expense	36,088	32,412	106,450	96,666
Allowance for equity funds used during construction	(3,585)	(3,764)	(10,163)	(9,762)
Other income	(878)	(738)	(2,550)	(2,125)
Other expense	586	521	1,617	1,487

Total other expenses (income)	32,211	28,431	95,354	86,266

INCOME BEFORE INCOME TAXES	61,002	60,626	172,105	155,719
INCOME TAX PROVISION	22,608	22,808	63,206	58,383

NET INCOME	$38,394	$37,818	$108,899	$97,336

Basic earnings per common share (Note 7)	$0.76	$0.76	$2.17	$1.95
Diluted earnings per common share (Note 7)	$0.75	$0.74	$2.13	$1.92
Dividends declared per common share	$0.335	$0.320	$0.975	$0.930
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,899	$97,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,538	72,325
Revenue accrual and deferral — including accrued interest	120,416	16,861
Deferred income tax expense	56,768	57,330
Allowance for equity funds used during construction	(10,163)	(9,762)
Recognition of ITC Great Plains regulatory assets	—	(8,191)
Other	10,077	8,260
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(18,091)	(4,717)
Inventory	(5,805)	(10,130)
Other current assets	(3,013)	(799)
Accounts payable	5,372	(5,360)
Accrued payroll	(223)	234
Accrued interest	(15,874)	(18,817)
Accrued taxes	(9,742)	(8,038)
Other current liabilities	76	(2,713)
Other non-current assets and liabilities, net	(6,567)	2,896

Net cash provided by operating activities	297,668	186,715
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(270,183)	(327,611)
Proceeds from sale of securities	14,576	920
Purchases of securities	(14,587)	(1,255)
Other	(78)	(2,585)

Net cash used in investing activities	(270,272)	(330,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	90,000	100,000
Borrowings under revolving credit agreements	329,027	482,466
Repayments of revolving credit agreements	(393,593)	(426,529)
Issuance of common stock	7,049	2,324
Dividends on common stock	(49,064)	(46,389)
Refundable deposits from generators for transmission network upgrades	16,203	35,188
Repayment of refundable deposits from generators for transmission network upgrades	(26,567)	(5,228)
Other	(1,041)	(1,945)

Net cash (used in) provided by financing activities	(27,986)	139,887

NET DECREASE IN CASH AND CASH EQUIVALENTS	(590)	(3,929)
CASH AND CASH EQUIVALENTS — Beginning of period	74,853	58,110

CASH AND CASH EQUIVALENTS — End of period	$74,263	$54,181

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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2010	2009
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$119,998	$112,704
Income taxes paid	7,174	1,300
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$41,315	$36,265
Allowance for equity funds used during construction	10,163	9,762

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2010 or 2009, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
     The guidance set forth by the Financial Accounting Standards Board for fair value measurements was revised to require additional disclosure as part of our condensed consolidated financial statements. We are now required to disclose separately the amounts of, and reasons for, significant transfers between Level 1 and Level 2 of the fair value hierarchy and significant transfers into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements. In addition, we are required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 or Level 3 of the fair value hierarchy and for each class of assets and liabilities. Effective for the year ending December 31, 2010, we will be required to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. The new disclosure requirements did not have a material impact on our condensed consolidated financial statements and are not expected to have a material impact on our annual consolidated financial statements. Refer to our fair value measurement disclosure in Note 9.
3. REGULATORY MATTERS
ITC Great Plains
     On August 18, 2009, ITC Great Plains acquired two electric transmission substations and became an independent transmission company in SPP. SPP began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. ITC Great Plains has committed to construct certain transmission projects in the SPP Region, including the Kansas Electric Transmission Authority (“KETA”) Project (also known as the Spearville — Knoll — Axtell Project) and a segment of the Kansas V-Plan.
     In 2009, ITC Great Plains filed an application for a formula rate under Section 205 of the Federal Power Act. The FERC conditionally accepted the proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. In addition, the FERC approved certain transmission investment incentives, including the establishment of regulatory assets for start-up and development costs of ITC Great Plains and certain pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered pursuant to future FERC filings. During the first quarter of 2010, the FERC accepted ITC Great Plains’ cost-based formula rate tariff sheets, which include an annual true-up mechanism, and their corresponding implementation protocols.
     As of September 30, 2010, we have recorded approximately $10.5 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains as well as certain pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.
     The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover certain pre-construction expenses for the Kansas V-Plan, which totaled $1.2 million at September 30, 2010, we will recognize the regulatory asset. No regulatory assets for Kansas V-Plan have been recorded as of September 30, 2010.
Green Power Express
     The Green Power Express project is a network of transmission lines that would facilitate the movement of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. In 2009, Green Power Express filed an application with the FERC for approval of a cost-based formula rate with a true-up mechanism and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expenses previously incurred as well as future development costs for the project.
     The FERC issued an order authorizing certain transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. On February 22, 2010, Green Power Express filed an Offer of Settlement that intended to resolve all of the issues set for hearing and is pending further action by the FERC. Interested parties have filed comments and reply comments. The original FERC order remains subject to several requests for rehearing.
     The total development expenses through September 30, 2010 that may be recoverable through regulatory assets were approximately $5.3 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets for Green Power Express have been recorded as of September 30, 2010.
Depreciation Studies
ITCTransmission and METC
     During the third and fourth quarter of 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC, respectively, which revised their depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values. The revised depreciation rates resulted in a reduction of depreciation expense of $5.4 million and $16.0 million for the three and nine months ended September 30, 2010, respectively, as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITCTransmission and METC. The revised depreciation rate for ITCTransmission resulted in a reduction of depreciation expense of $7.0 million for the three and nine months ended September 30, 2009 as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITCTransmission. Because of the inclusion of depreciation expense as a component of net revenue requirement under their cost-based formula rates, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for both the three and nine months ended September 30, 2010 and 2009.

ITC Midwest
     On September 2, 2010, the FERC accepted a depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.
     For ratemaking purposes, the FERC accepted our filing such that the full annual impact of the revised depreciation rates is to be reflected in ITC Midwest’s 2010 revenue requirement. This resulted in a $2.5 million reduction in revenue recognized for the three and nine months ended September 30, 2010, and will result in a reduction in fourth quarter revenues of approximately the same amount. The revised estimate of 2010 annual depreciation expense was reflected in depreciation expense beginning in the third quarter of 2010, resulted in a reduction of depreciation expense of $2.5 million for the three and nine months ended September 30, 2010, and will result in a reduction in fourth quarter depreciation expense of approximately the same amount. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for both the three and nine months ended September 30, 2010.
     ITC Midwest’s depreciation study also resulted in revised estimates for the amount of accrued removal costs we have recorded in our condensed consolidated statement of financial position, and we recorded the net effect of this as a decrease in our regulatory liability for accrued removal costs and an increase in accumulated depreciation of $17.9 million during the third quarter of 2010.
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
     Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirements. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula rate templates. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is reflected in customer bills within two years under the provisions of the formula rate templates.
     The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2010:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2009	$15,267	$4,848	$72,395	$529	$93,039
Collection of 2008 revenue accruals including interest	(13,868)	(9,148)	(39,801)	—	(62,817)
Revenue deferral for the nine months ended September 30, 2010	(35,779)	(16,868)	(4,973)	(107)	(57,727)
Interest accrued (deferred) for the nine months ended September 30, 2010	(208)	(186)	519	3	128

Balance as of September 30, 2010	$(34,588)	$(21,354)	$28,140	$425	$(27,377)

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$5,317	$3,049	$30,853	$468	$39,687
Non-current assets	232	—	6,450	156	6,838
Other current liabilities	(3,433)	(5,564)	(1,356)	—	(10,353)
Non-current liabilities	(36,704)	(18,839)	(7,807)	(199)	(63,549)

Balance as of September 30, 2010	$(34,588)	$(21,354)	$28,140	$425	$(27,377)

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
4. INTANGIBLE ASSETS
     We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $47.1 million (net of accumulated amortization of $11.3 million) as of September 30, 2010.
     In addition, during 2009, ITC Great Plains recorded intangible assets for rights we acquired from certain transmission owners, who have agreed to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets was $2.7 million (net of accumulated amortization of $0.1 million) as of September 30, 2010.
     During the three and nine months ended September 30, 2010 and 2009, we recognized $0.8 million and $2.3 million, respectively, of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that were recorded as of September 30, 2010 to be approximately $3.1 million per year.
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

Derivative Instruments and Hedging Activities
     We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. On September 27, 2010, ITC Holdings entered into a 10-year forward starting interest rate swap agreement with a notional amount of $50.0 million. The interest rate swap manages interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing $267.0 million ITC Holdings 5.25% Senior Notes due July 15, 2013.
     The interest rate swap calls for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 3.60%. The agreement will be terminated no later than the effective date of the interest rate swap of July 15, 2013. The interest rate swap has been determined to be highly effective at offsetting changes in the cash flows of the forecasted interest payments associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swap to the issuance date of the debt obligation. As of September 30, 2010, there has been no ineffectiveness recorded on the condensed consolidated statement of operations. The interest rate swap qualifies for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge would be recorded in accumulated other comprehensive income (loss) and amortized as a component of interest expense over the life of the debt. As of September 30, 2010, the fair value of the derivative instrument was an asset of less than $0.1 million.
Revolving Credit Agreements
ITC Holdings Revolving Credit Agreement
     At September 30, 2010, ITC Holdings had no amounts outstanding under the ITC Holdings Revolving Credit Agreement (out of a capacity of $105.2 million).
ITCTransmission/METC Revolving Credit Agreement
     At September 30, 2010, ITCTransmission had $7.3 million outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of a capacity of $88.3 million). The weighted-average interest rate on borrowings outstanding under the agreement was 0.6% at September 30, 2010. At September 30, 2010, METC had no amounts outstanding under the ITCTransmission/METC Revolving Credit Agreement (out of a capacity of $50.5 million).
ITC Midwest Revolving Credit Agreement
     At September 30, 2010, ITC Midwest had $9.5 million outstanding under the ITC Midwest Revolving Credit Agreement (out of a capacity of $41.0 million). The weighted-average interest rate on borrowings outstanding under the agreement was 0.6% at September 30, 2010.
Lehman Commitment
     On July 22, 2010, we amended our revolving credit facilities to remove Lehman Brothers Bank, FSB’s unfulfilled commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively.
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

Stock Option Exercises
     We issued 392,512 shares of our common stock during the nine months ended September 30, 2010 due to the exercise of stock options.
7. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2010	2009	2010	2009
Numerator:
Net income	$38,394	$37,818	$108,899	$97,336
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(16,944)	(15,999)	(49,069)	(46,400)

Undistributed earnings	21,450	21,819	59,830	50,936
Percentage allocated to common shares (b)	98.2%	98.5%	98.4%	98.6%

Undistributed earnings — common shares	21,064	21,492	58,873	50,223
Add: dividends declared — common shares	16,647	15,754	48,245	45,740

Numerator for basic and diluted earnings per common share	$37,711	$37,246	$107,118	$95,963

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,571,418	49,217,178	49,437,972	49,170,861
Incremental shares for stock options and employee stock purchase plan	868,339	866,059	890,073	889,063

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,439,757	50,083,237	50,328,045	50,059,924

Per common share net income:
Basic	$0.76	$0.76	$2.17	$1.95
Diluted	$0.75	$0.74	$2.13	$1.92

(a) Includes dividends paid in the form of shares for deferred stock units
(b) Weighted-average common shares outstanding	49,571,418	49,217,178	49,437,972	49,170,861
Weighted-average restricted shares and deferred stock units (participating securities)	889,369	764,349	826,264	685,745

Total	50,460,787	49,981,527	50,264,236	49,856,606

Percentage allocated to common shares	98.2%	98.5%	98.4%	98.6%
     Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
     At September 30, 2010 and 2009, we had 2,509,664 and 2,756,756 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and nine months ended September 30, 2010 and 2009, 460,355 and 814,914 anti-dilutive stock options were excluded from the diluted earnings per share calculation, respectively.
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
     Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Service cost	$717	$660	$2,151	$2,006
Interest cost	556	406	1,667	1,268
Expected return on plan assets	(347)	(247)	(1,041)	(741)
Amortization of prior service cost	(11)	(10)	(32)	(30)
Amortization of unrecognized loss	431	562	1,293	1,687

Net pension cost	$1,346	$1,371	$4,038	$4,190

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $0.8 million to the postretirement benefit plan in July 2010 and expect to contribute an additional $2.2 million in the fourth quarter of 2010.
     Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Service cost	$702	$471	$2,106	$1,381
Interest cost	246	235	738	690
Expected return on plan assets	(117)	(58)	(351)	(171)
Amortization of prior service cost	78	78	235	235
Amortization of unrecognized loss	—	41	—	125

Net postretirement cost	$909	$767	$2,728	$2,260

Defined Contribution Plan
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.
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

     Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$72,865	$—	$—
Mutual funds — fixed income securities	11,025	—	—
Mutual funds — equity securities	805	—	—
Interest rate swap derivative	—	5	—

Total	$84,695	$5	$—

     As of September 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivative as of September 30, 2010 is determined based on third party valuation models.
     We also held non-financial assets and liabilities that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the nine months ended September 30, 2010. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2009 included in our Form 10-K for such period and Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,798.0 million at September 30, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.4 million at September 30, 2010.
Revolving Credit Agreements
     At September 30, 2010, we had a consolidated total of $16.8 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value.
Trade Accounts Receivables and Payables
     As of September 30, 2010, our accounts receivable and accounts payable balances approximate fair value.
10. COMMITMENTS AND CONTINGENCIES
Litigation
     We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the periods in which they are resolved.

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
     The amount of use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2010 is estimated to be approximately $7.2 million, which includes approximately $3.4 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. These higher use tax expenses would be passed on to ITCTransmission’s customers as the amounts are included as components of net revenue requirements and resulting rates. METC has also taken the industrial processing exemption, estimated to be approximately $9.6 million for periods still subject to audit beginning in 2006. The Michigan Department of Treasury initiated a use tax audit of MTH, METC’s sole member, in the first quarter of 2010.
ITC Midwest Project Commitment
     In the Minnesota regulatory proceeding to approve ITC Midwest’s asset acquisition, ITC Midwest agreed to build a certain project in Iowa and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% under Attachment O until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used in Attachment O. To complete this project, the IUB must provide certain regulatory approvals but, due to the current case schedule, we do not expect the approvals to be received in time to allow the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and, therefore, we believe the likelihood of any adverse effect from this matter is remote.
11. SEGMENT INFORMATION
     We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. As discussed in Note 3, during 2009, ITC Great Plains acquired electric transmission assets and implemented its cost-based formula rate in SPP to record revenues. The newly regulated transmission business at ITC Great Plains is included in the Regulated Operating Subsidiaries segment. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Regulated Operating Subsidiaries	$178,031	$151,339	$507,808	$464,545
ITC Holdings and other	106	85	318	224
Intercompany eliminations	(117)	(96)	(350)	(262)

Total Operating Revenues	$178,020	$151,328	$507,776	$464,507

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Regulated Operating Subsidiaries	$84,534	$75,180	$244,152	$218,489
ITC Holdings and other	(23,532)	(14,554)	(72,047)	(62,770)

Total Income Before Income Taxes	$61,002	$60,626	$172,105	$155,719

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Regulated Operating Subsidiaries (a)	$59,421	$52,640	$169,591	$151,414
ITC Holdings and other	38,394	37,818	108,899	97,336
Intercompany eliminations	(59,421)	(52,640)	(169,591)	(151,414)

Total Net Income	$38,394	$37,818	$108,899	$97,336

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2010	2009
Regulated Operating Subsidiaries	$4,082,539	$3,890,874
ITC Holdings and other	2,710,852	2,614,394
Reconciliations (b)	(1,721)	(1,940)
Intercompany eliminations	(2,562,128)	(2,473,612)

Total Assets	$4,229,542	$4,029,716

(a)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our condensed consolidated statements of financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2009 (as revised in Part II, Item 1A of Form 10-Q for the quarters ended March 31, 2010 and September 30, 2010) and the following:
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
     Significant recent events that influenced our financial position and results of operations and cash flows for the three and nine months ended September 30, 2010 or may affect future results include:
•	Our capital investment of $333.2 million at our Regulated Operating Subsidiaries ($45.5 million, $102.0 million, $175.6 million and $10.1 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the nine months ended September 30, 2010;

•	Collection of the 2008 formula rate revenue accruals and related accrued interest of $62.8 million and higher monthly peak loads than what were forecasted in developing the network transmission rates for 2010, resulting in higher operating cash flows for the nine months ended September 30, 2010;

•	Debt issuances and borrowings under our revolving credit agreements in 2010 and 2009 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•	Our development activities relating to ITC Grid Development, ITC Great Plains and Green Power Express. Certain development activities are expensed in the period incurred as they are not yet probable of recovery and there is no corresponding revenue recognized for these expenses.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITC Great Plains
KETA Project
     The KETA Project is a 225 mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. On January 19, 2010, the FERC issued an order approving the novation agreements required by SPP for the designation of the right and obligation to build the Kansas portion of this project to ITC Great Plains by Sunflower Electric Power Corporation and Midwest Energy, Inc. ITC Great Plains has commenced construction-related activities for the first phase of the 345 kV KETA Project, which will run from Spearville, Kansas to Hays, Kansas. In June 2010, ITC Great Plains received siting approval for the second phase of the project, which will run from Hays, Kansas to the Nebraska border and has secured the regulatory approvals required to complete the second phase of the KETA Project. We estimate that the cost for ITC Great Plains’ portion of the KETA project will be approximately $203 million.
Kansas V-Plan Project
     The Kansas V-Plan Project is a 180 mile transmission line that will run between Spearville and Wichita, Kansas. In 2009, the KCC authorized ITC Great Plains to build a portion of the segment from Spearville to Medicine Lodge, Kansas. In April 2010, SPP approved construction of the Kansas V-Plan as a 345 kV double circuit facility. In June 2010, the FERC approved SPP’s highway/byway cost allocation methodology, which was immediately applicable to certain projects, including the Kansas V-Plan Project. SPP then issued Notifications to Construct to the affected transmission owners. ITC Great Plains is now in the process of obtaining additional regulatory approvals necessary to begin construction related activities for the project. ITC Great Plains estimates it will invest approximately $300 million to construct its portions of the project.
Development Bonuses
     In January and September of 2010, we recognized general and administrative expenses of $0.9 million and $1.0 million, respectively, for bonuses for the successful completion of certain regulatory milestones relating to the KETA Project. It is reasonably possible that future development-related bonuses would be authorized and awarded for this or other development projects.

Trends and Seasonality
Revenues
     We expect a general trend of increases in revenues for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is our anticipated capital investments in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
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
     We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals. The following table shows our expected and actual capital investment:

	Capital Investment
	Five-Year Capital	Actual for nine	Forecast for the	Forecast for the
(in millions)	Investment Program	months ended	year ending	year ending
Operating Subsidiary	2011-2015	September 30, 2010 (a)	December 31, 2010	December 31, 2011
ITCTransmission	$796	$45.5	$50—60	$60—75
METC	682	102.0	130—140	155—170
ITC Midwest	1,087	175.6	220—235	225—250
ITC Great Plains	1,058	10.1	20—25	120—145
Other (b)	306	—	—	—

Total	$3,929	$333.2	$420—460	$560—640

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our condensed consolidated statements of cash flows due in part to differences in construction costs incurred on an accrual basis compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	Includes Green Power Express and other development initiatives.
     Investments in property, plant and equipment could vary due to, among other causes, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects, the generator’s potential failure to meet the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, and other factors beyond our control.

Revenue Accruals — Effects of Monthly Peak Loads
     Under their formula rates that contain true-up mechanisms, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than our net revenue requirement for a reporting period, a revenue deferral is recorded for the difference. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.
     ITC Great Plains does not receive revenue based on a peak load each month. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.
Monthly Peak Load (in MW) (a)

	2010			2009			2008
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,255	5,947	2,839	7,314	6,009	2,952	7,890	6,215	2,871
February	6,997	5,800	2,758	7,176	5,818	2,816	7,715	6,159	2,950
March	6,620	5,376	2,533	7,070	5,548	2,696	7,532	5,797	2,720
April	6,501	5,113	2,345	6,761	5,112	2,428	6,926	5,223	2,587
May	9,412	7,232	3,168	6,801	5,296	2,421	7,051	5,328	2,523
June	9,722	7,042	3,220	10,392	8,063	3,385	10,624	7,241	2,906
July	11,451	8,483	3,392	8,751	6,523	2,843	11,016	8,042	3,382
August	11,087	8,425	3,402	9,823	7,181	3,103	10,890	7,816	3,210
September	10,817	7,344	2,774	8,049	5,919	2,596	10,311	7,622	3,205
October				6,456	5,258	2,494	6,893	5,514	2,725
November				6,996	5,778	2,634	7,205	5,823	2,834
December				7,661	6,192	2,856	7,636	6,281	2,986

Total				93,250	72,697	33,224	101,689	77,061	34,899

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the significant portion of network load within its respective joint rate zone.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2010	2009	(decrease)	(decrease)	2010	2009	(decrease)	(decrease)
OPERATING REVENUES	$178,020	$151,328	$26,692	17.6%	$507,776	$464,507	$43,269	9.3%
OPERATING EXPENSES
Operation and maintenance	33,748	22,132	11,616	52.5%	85,971	67,792	18,179	26.8%
General and administrative	18,199	9,507	8,692	91.4%	53,393	49,653	3,740	7.5%
Depreciation and amortization	20,856	19,590	1,266	6.5%	65,538	72,325	(6,787)	(9.4)%
Taxes other than income taxes	12,143	11,049	1,094	9.9%	36,077	32,759	3,318	10.1%
Other operating income and expenses — net	(139)	(7)	(132)	1885.7%	(662)	(7)	(655)	9357.1%

Total operating expenses	84,807	62,271	22,536	36.2%	240,317	222,522	17,795	8.0%

OPERATING INCOME	93,213	89,057	4,156	4.7%	267,459	241,985	25,474	10.5%
OTHER EXPENSES (INCOME)
Interest expense	36,088	32,412	3,676	11.3%	106,450	96,666	9,784	10.1%
Allowance for equity funds used during construction	(3,585)	(3,764)	179	(4.8)%	(10,163)	(9,762)	(401)	4.1%
Other income	(878)	(738)	(140)	19.0%	(2,550)	(2,125)	(425)	20.0%
Other expense	586	521	65	12.5%	1,617	1,487	130	8.7%

Total other expenses (income)	32,211	28,431	3,780	13.3%	95,354	86,266	9,088	10.5%

INCOME BEFORE INCOME TAXES	61,002	60,626	376	0.6%	172,105	155,719	16,386	10.5%
INCOME TAX PROVISION	22,608	22,808	(200)	(0.9)%	63,206	58,383	4,823	8.3%

NET INCOME	$38,394	$37,818	$576	1.5%	$108,899	$97,336	$11,563	11.9%

Operating Revenues
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2010		2009		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$155,186	87.2%	$131,504	86.9%	$23,682	18.0%
Regional cost sharing revenues	10,473	5.9%	10,882	7.2%	(409)	(3.8)%
Point-to-point	7,177	4.0%	4,172	2.8%	3,005	72.0%
Scheduling, control and dispatch	4,394	2.5%	4,008	2.6%	386	9.6%
Other	790	0.4%	762	0.5%	28	3.7%

Total	$178,020	100.0%	$151,328	100.0%	$26,692	17.6%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2010 as compared to the same period in 2009. Higher net revenue requirements were due primarily to higher recoverable expenses associated with operating and maintenance expense and higher rate bases associated with higher balances of property, plant and equipment in-service.
     Point-to point revenues increased due primarily to an increase in scheduled transmission flow on our transmission systems.

     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2010		2009		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$439,153	86.5%	$409,066	88.0%	$30,087	7.4%
Regional cost sharing revenues	37,344	7.3%	30,211	6.5%	7,133	23.6%
Point-to-point	16,682	3.3%	12,493	2.7%	4,189	33.5%
Scheduling, control and dispatch	11,248	2.2%	11,083	2.4%	165	1.5%
Other	3,349	0.7%	1,654	0.4%	1,695	102.5%

Total	$507,776	100.0%	$464,507	100.0%	$43,269	9.3%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2010 as compared to the same period in 2009. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due primarily to higher operating and maintenance expenses partially offset by lower recoverable depreciation and amortization expenses.
     Regional cost sharing revenues increased due primarily to capital projects placed in-service that have been identified by MISO as eligible for regional cost sharing. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with ITC Great Plains’ projects that have been or are expected to be approved for regional cost sharing.
     Point-to point revenues increased due primarily to an increase in scheduled transmission flow on our transmission systems.
     Other revenues increased due primarily to revenue recognized at METC for utilization of its jointly-owned transmission lines under its transmission ownership and operating agreements.
     Operating revenues for the nine months ended September 30, 2010 include the network revenue deferrals and regional cost sharing revenue deferrals as calculated below:

						Total
					ITC	net revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized)(a)	$176,146	$126,194	$136,117	$696
2	Network revenues billed(b)	(211,051)	(134,184)	(139,945)	(803)

3	Network revenue deferrals (line 1 — line 2)	(34,905)	(7,990)	(3,828)	(107)
4	Regional cost sharing revenue deferrals (c)	(874)	(8,878)	(1,145)	—

5	Total revenue deferrals (line 3 — line 4)	$(35,779)	$(16,868)	$(4,973)	$(107)	$(57,727)

(a)	The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2009 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1s are completed for our Regulated Operating Subsidiaries. Regional cost sharing revenues have a separate true-up mechanism and the related revenue accruals or deferrals are included in the regional cost sharing revenue amounts.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates for 2010 of $2.818 per kW/month, $2.370 per kW/month and $6.882 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2008 true-up adjustment. On September 1, 2010, ITCTransmission’s projected network rate of $2.504 per kW/month, METC’s projected network rate of $2.3376 per kW/month, and ITC Midwest’s projected network rate of $6.869 per kW/ month, in each case for the period from January 1, 2011 through December 31, 2011, were posted by MISO. Amounts billed through our MISO Regulated Operating

Subsidiaries’ effective transmission rates reduced ITCTransmission, METC and ITC Midwest’s regulatory assets associated with the 2008 true-up adjustments and related accrued interest by $13.9 million, $9.1 million and $39.8 million, respectively, during the nine months ended September 30, 2010. ITC Great Plains does not receive revenue based on a peak load each month. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

(c)	Regional cost sharing revenues are subject to a true-up mechanism whereby our MISO Regulated Operating Subsidiaries accrue or defer revenues for any over or under recovery. The revenue requirement associated with regional cost sharing revenues is a reduction in net revenue requirement for network revenues calculated under our cost-based formula rate. The amount of the regional cost sharing revenue accruals (deferrals) is estimated for each reporting period until such time as the regional cost sharing formula rate templates are completed for each of our MISO Regulated Operating Subsidiaries in June of the following year. The net true-up deferral represents the amount of regional cost sharing revenues billed for projects that are regionally cost shared in excess of our estimated net revenue requirement associated with such projects.
Operating Expenses
Operation and maintenance expenses
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Operation and maintenance expenses increased by $6.1 million due to higher equipment and structure maintenance expenses, $3.6 million due to higher vegetation management expenses and $1.9 million due to higher tower painting expenses. The lower operation and maintenance expenses in 2009 were due in part to the expense mitigation efforts as described in our Form 10-K for the fiscal year ended December 31, 2009.
     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Operation and maintenance expenses increased by $8.6 million due to higher equipment and structure maintenance expenses, $6.5 million due to higher vegetation management expenses and $3.5 million due to higher tower painting expenses. The lower operation and maintenance expenses in 2009 were due in part to the expense mitigation efforts as described in our Form 10-K for the fiscal year ended December 31, 2009.
General and administrative expenses
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     General and administrative expenses increased by $8.0 million due to the reduction of expenses in 2009 (of which $5.9 million were incurred in periods prior to 2009) in connection with the recognition of regulatory assets in 2009 relating to development activities of ITC Great Plains as well as certain pre-construction costs for the KETA Project. In addition, general and administrative expenses increased $2.0 million due to higher compensation and benefit expenses due in part to personnel additions, stock compensation expense and the development bonuses as described above under “ITC Great Plains – Development Bonuses.”
     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     General and administrative expenses increased by $8.0 million due to the reduction of expenses in 2009 (of which $5.9 million were incurred in periods prior to 2009) in connection with the recognition of regulatory assets in 2009 relating to development activities of ITC Great Plains as well as certain pre-construction costs for the KETA Project. In addition, general and administrative expenses increased by $6.2 million due to higher compensation and benefit expenses due in part to personnel additions, stock compensation expense and the development bonuses as described above under “ITC Great Plains – Development Bonuses.” These increases were partially offset by lower professional advisory and consulting services of $5.6 million as well as lower general business expenses of $3.6 million.

Depreciation and amortization expenses
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Depreciation and amortization expenses increased during the three months ended September 30, 2010 as compared to the same period in 2009 due primarily to a higher depreciable asset base resulting from property, plant and equipment additions. The increase was partially offset by the reduced depreciation rates that went into effect at ITCTransmission and METC in the third and fourth quarter of 2009, respectively, and at ITC Midwest in the third quarter of 2010 as described above in Note 3 to the condensed consolidated financial statements.
     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Depreciation and amortization expenses decreased during the nine months ended September 30, 2010 as compared to the same period in 2009 due to the reduced depreciation rates at ITCTransmission, METC and ITC Midwest as previously described in Note 3 to the condensed consolidated financial statements, partially offset by a higher depreciable asset base resulting from property, plant and equipment additions.
Taxes other than income taxes
     Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009
     Taxes other than income taxes increased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2009 capital additions, which are included in the assessments for 2010 personal property taxes.
Other Expenses (Income)
     Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009
     Interest expense increased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due primarily to additional interest expense associated with the December 2009 issuance of ITC Holdings’ $200.0 million 5.50% Senior Notes due January 15, 2020, the December 2009 and February 2010 issuance of ITC Midwest’s $75.0 million 4.60% First Mortgage Bonds, Series D, due December 17, 2024 and the May 2010 issuance of METC’s $50.0 million 5.64% Senior Secured Notes, due May 6, 2040. These increases were partially offset by lower interest expense as a result of a decrease in borrowings under our revolving credit agreements.
Income Tax Provision
     Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009
     Our effective tax rates for the three months ended September 30, 2010 and 2009 are 37.1% and 37.6%, respectively. Additionally, our effective tax rates for the nine months ended September 30, 2010 and 2009 are 36.7% and 37.5%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $2.2 million and $2.5 million (net of federal benefit) recorded during the three months ended September 30, 2010 and 2009, respectively, and $5.9 million and $6.5 million (net of federal benefit) recorded during the nine months ended September 30, 2010 and 2009, respectively, offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC equity”). The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Additionally, the income tax provision for the nine months ended September 30, 2010 has been reduced by $0.7 million for the settlement of an uncertain tax position resulting from the deductibility of transaction costs incurred in connection with the METC acquisition.

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
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2010, we had consolidated indebtedness under our revolving credit agreements of $16.8 million, with unused capacity under the agreements of $268.2 million. In addition, as of September 30, 2010, we had $74.3 million of cash and cash equivalents on hand.
     Lehman Brothers Bank, FSB (“Lehman”), a former member of our revolving credit agreement syndication, was included in a bankruptcy filing made by its parent, Lehman Brothers Holdings Inc., on September 14, 2008. On July 22, 2010, we amended our revolving credit facilities to remove Lehman’s commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively. We believe we have sufficient unused capacity under our revolving credit agreements, to meet our short-term capital requirements. Additionally, if necessary we believe we would be able to access the financial markets to satisfy short-term capital requirements.
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
Cash Flows From Operating Activities
     Net cash provided by operating activities was $297.7 million and $186.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $119.7 million due to the collection of $62.8 million of the 2008 formula rate revenue accruals and related accrued interest, as well as the additional revenues collected as a result of higher monthly peak loads compared to what had been forecasted in developing the network transmission rates for our MISO Regulated Operating Subsidiaries for 2010. These increases were offset by $7.3 million of additional interest payments (net of interest capitalized) during the nine months ended September 30, 2010 compared to the same period in 2009.
Cash Flows From Investing Activities
     Net cash used in investing activities was $270.3 million and $330.5 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used in investing activities was due primarily to lower payments during the nine months ended September 30, 2010 for amounts accrued for property, plant and equipment at December 31, 2009 compared to payments during the same period in 2009 for amounts accrued for property, plant and equipment at December 31, 2008.
Cash Flows From Financing Activities
     Net cash used in financing activities was $28.0 million for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $139.9 million for the nine months ended September 30, 2009. The decrease in cash provided by financing activities was due primarily to a net decrease of $120.5 million in amounts outstanding under our revolving credit agreements and a reduction in net proceeds associated with refundable deposits for transmission network upgrades of $40.3 million during the nine months ended September 30, 2010 as compared to the same period in 2009. In addition, proceeds of $100.0 million received in April 2009 from the issuance of ITC Holdings 5.75% Term Loan Agreement, due April 30, 2011 exceeded proceeds of $40.0 million from the closing of ITC Midwest’s 4.60% First Mortgage Bonds, Series D, and proceeds of $50.0 million received from the issuance of METC’s 5.64% Senior Secured Notes during 2010.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2009. There have been no material changes to that information during the nine months ended September 30, 2010, other than amounts borrowed under our revolving credit agreements and other debt transactions as described in Note 5 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2009 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,798.0 million at September 30, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.4 million at September 30, 2010. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at September 30, 2010. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at September 30, 2010 would decrease the fair value of debt by $82.8 million, and a decrease in interest rates of 10% at September 30, 2010 would increase the fair value of debt by $88.7 million at that date.
Revolving Credit Agreements
     At September 30, 2010, we had a consolidated total of $16.8 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2010 would increase or decrease the total interest expense by less than $0.1 million, respectively, for an annual period on a constant borrowing level of $16.8 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2009, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2010.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     Other than as discussed below, and as previously updated in our Form 10-Q for the quarter ended March 31, 2010, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2009.
     On July 22, 2010, we amended our revolving credit facilities to remove the lending commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively, of Lehman Brothers Bank, FSB (“Lehman”) due to the bankruptcy of its parent, Lehman Brothers Holdings Inc. As a result, we are updating the risk factor entitled “We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.” by deleting the sixth bullet point under that heading, which referred to Lehman’s failure to fund its commitments under these facilities, as Lehman no longer has any such commitments.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2010:

			Total Number of	Maximum Number or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price	Announced Plan or	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Program(2)	the Plans or Programs(2)
July 2010	—	—	—	—
August 2010	158	$56.69	—	—
September 2010	—	—	—	—

Total	158	$56.69	—	—

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 5.	OTHER INFORMATION
     As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – ITC Great Plains,” on October 7, 2010, we paid a cash bonus to substantially all employees for the successful completion of certain regulatory milestones relating to the KETA Project. The bonus was distributed on a pro rata basis equal to the percentage of the total annual incentive award payout received by each employee. The named executive officers listed in the Company’s 2010 annual meeting proxy statement received the following amounts:

Named Executive Officer	Bonus Amount
Joseph L. Welch	$44,429
Cameron M. Bready	14,898
Edward M. Rahill	12,770
Linda H. Blair	18,048
Jon E. Jipping	18,048
Daniel J. Oginsky	11,493

ITEM 6.	EXHIBITS
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
Dated: October 28, 2010

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)