Form 10-K
period 2010-12-31
ITC Holdings Corp.
filed 2011-02-23
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2010 was approximately $2.6 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 18, 2011 was 50,764,411.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.

Form 10-K for the Fiscal Year Ended December 31, 2010

DEFINITIONS

Unless otherwise noted or the context requires, all references in this report to:

ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.

Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“ICC” are references to the Illinois Commerce Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MOPSC” are references to the Missouri Public Service Commission;

•	“MPSC” are references to the Michigan Public Service Commission;

•	“MPUC” are references to the Minnesota Public Utilities Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“OCC” are references to Oklahoma Corporation Commission;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I

ITEM 1.	BUSINESS.

Overview

Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. ITCTransmission was originally formed in 2001 as a subsidiary of Detroit Edison, an electric utility subsidiary of DTE Energy, and was acquired in 2003 by ITC Holdings. METC was originally formed in 2001 as a subsidiary of Consumers Energy, an electric and gas utility subsidiary of CMS Energy Corporation, and was acquired in 2006 by ITC Holdings. ITC Midwest was formed in 2007 by ITC Holdings to acquire the transmission assets of IP&L in December 2007. ITC Great Plains was formed in 2006 by ITC Holdings and became a FERC-jurisdictional entity in 2009 after acquiring certain electric transmission assets in Kansas. We currently operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems.

Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are intended to improve overall grid reliability, lower electricity congestion and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, co-operatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.”

Development of Business

We are actively developing transmission infrastructure required to meet reliability needs and emerging long-term energy policy. Our long-term growth plan includes continued investment in current transmission systems, generator interconnections, and our ongoing development projects. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment Forecasts and Operating Results Trends” for additional details about our five-year capital investment program totaling $3.9 billion for the period 2011 through 2015. Additionally, refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors — Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”

Current Transmission Systems

We expect to invest approximately $1.5 billion from 2011 through 2015 at our Regulated Operating Subsidiaries in order to maintain and replace the current transmission infrastructure, enhance system integrity and reliability and accommodate load growth.

Generator Interconnections

We expect to invest approximately $1.0 billion from 2011 through 2015 to develop and build transmission infrastructure to support generator interconnections. In 2010, ITC received the initial MISO approval of the Thumb Loop Project located in ITCTransmission’s region. The Thumb Loop Project is a 140-mile, double-circuit 345 kV transmission line and three 345 kV substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair.

Based on the anticipated growth of generating resources, we also foresee the need to construct additional transmission facilities that will provide interconnection opportunities for those wind facilities. The backbone transmission network, transmission for wind interconnection and for interconnection of other generating facilities may provide additional investment opportunities.

Development Projects

We expect to invest approximately $1.4 billion from 2011 through 2015 to construct our portions of various development projects that we are currently advancing. We are pursuing strategic development opportunities for transmission construction related to building regional transmission facilities, primarily to improve overall grid reliability, lower electricity congestion, enhance competitive markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources. We have pursued the opportunity to invest in two projects in Kansas, through ITC Great Plains, known as the Spearville-Knoll-Axtell transmission project (the “KETA Project”) and the Kansas V-Plan Project transmission project running from Spearville substation to Medicine Lodge, Kansas. ITC Great Plains has established a formula rate for these two projects and other projects within the SPP region. In addition, in 2009, we announced the Green Power Express project, consisting of a network of transmission lines that would facilitate the movement of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. Portions of the Green Power Express project fall within the service territory of ITC Midwest. Based on proposals by RTOs, including MISO and the SPP, we are exploring additional strategic opportunities to upgrade the transmission grid within the MISO and SPP regions and surrounding regions with a backbone transmission network, as well as other transmission investment opportunities.

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

Asset Planning works closely with MISO and SPP in the development of our system expansion capital plans by performing technical evaluations and detailed studies. As the regional planning authorities, MISO and SPP approve regional system improvement plans which include projects to be constructed by their members, including our Regulated Operating Subsidiaries.

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

Real Time Operations

System Operations.  From our operations facility in Novi, Michigan, transmission system operators continuously monitor the performance of the transmission systems of our MISO Regulated Operating Subsidiaries, using software and communication systems to perform analysis to plan for contingencies and maintain security and reliability following any unplanned events on the system. Transmission system operators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably. Similar system operations services for ITC Great Plains will be provided as new transmission lines are placed in service.

Local Balancing Authority Operator.  Under the functional control of MISO, ITCTransmission and METC operate their electric transmission systems as a combined Local Balancing Authority (“LBA”) area, known as the Michigan Electric Coordinated Systems (“MECS”). From the operations facility in Novi, Michigan, our employees perform the LBA functions as outlined in MISO’s Balancing Authority Agreement. These functions include actual interchange data administration and verification and MECS LBA area emergency procedure implementation and coordination. ITC Midwest and ITC Great Plains are not responsible for LBA functions for their respective assets.

Operating Contracts

Our Regulated Operating Subsidiaries have various operating contracts, including numerous interconnection agreements with generation and transmission providers that address terms and conditions of interconnection. The following significant agreements exist at our Regulated Operating Subsidiaries:

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

Amended and Restated Distribution-Transmission Interconnection Agreement.  The Amended and Restated Distribution-Transmission Interconnection Agreement (the “DT Interconnection Agreement”), dated April 29, 2002 and amended most recently effective as of September 1, 2010, provides for the interconnection of Consumers Energy’s distribution system with METC’s transmission system and defines the continuing rights, responsibilities and obligations of the parties with respect to the use of certain of their own and the other party’s properties, assets and facilities. METC agrees to provide Consumers Energy interconnection service at agreed-upon interconnection points, and the parties have mutual responsibility for maintaining voltage and compensating for reactive power losses resulting from their respective services. The DT Interconnection Agreement is effective so long as any interconnection point is connected to METC, unless it is terminated earlier by mutual agreement of METC and Consumers Energy.

Amended and Restated Generator Interconnection Agreement.  The Amended and Restated Generator Interconnection Agreement (the “Generator Interconnection Agreement”), dated as of April 29, 2002 and amended most recently effective as of April 22, 2010, specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets. The Generator Interconnection Agreement is effective either until it is replaced by any MISO-required contract, or until mutually agreed by METC and Consumers Energy to terminate, but not later than the date that all listed generators cease commercial operation.

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

Operations Services Agreement For 34.5 kV Transmission Facilities.  ITC Midwest and IP&L entered into the Operations Services Agreement for 34.5 kV Transmission Facilities (the “OSA”), effective as of January 1, 2011, under which IP&L performs certain operations functions for ITC Midwest’s 34.5 kV transmission system on behalf of ITC Midwest. The OSA will remain in full force and effect until December 31, 2015 and will extend automatically from year to year thereafter until terminated by either party upon not less than one year prior written notice to the other party.

ITC Great Plains

Amended and Restated Maintenance Agreement.  Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains has purchased from Mid-Kansas. The Mid-Kansas Agreement has an initial term of ten years and automatic ten-year renewals unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.

Regulatory Environment

Many regulators and public policy makers support the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption combined with historically inadequate transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the Northeastern and Midwestern United States and Ontario, Canada, the Department of Energy (the “DOE”) established the Office of Electric Transmission and Distribution, focused on working with reliability experts from the power industry, state governments, and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing various financial and other incentives.

The FERC has also issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electric transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically-integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this potential discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a transmission owner or operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.

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

Revenue Requirement Calculations and Cost Sharing for Projects with Regional Benefits

The cost based formula rates used by our Regulated Operating Subsidiaries continue to evolve to include revenue requirement calculations for various types of projects. Network revenues continue to be the largest component of revenues recovered through our formula rates. However, regional cost sharing revenues are growing as a result of projects that have been identified by MISO or SPP as having regional benefits, and therefore eligible for regional cost recovery under their tariff. Separate calculations of revenue requirement are performed for projects that have been approved for regional cost sharing and certain of these revenue requirements are subject to an annual true-up. The separate calculations of revenue requirement impact only which parties ultimately pay for the transmission services related to these projects and not our financial results.

We have projects that are eligible for regional cost sharing under Attachment FF of the MISO tariff, such as certain network upgrade projects and Multi-Value Projects (“MVPs”), which include the Thumb Loop Project. The FERC accepted MISO’s MVP filing in 2010. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff: the KETA Project, which was part of the balanced portfolio of projects approved by SPP in 2009 and the Kansas V-Plan Project, which is subject to SPP’s highway/byway cost allocation. The FERC approved SPP’s highway/byway cost allocation methodology in 2010. These projects are described in more detail in “Item 7 Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments.”

State Regulation

The regulatory agencies in the states where our Regulated Operating Subsidiaries’ assets are located do not have jurisdiction over rates or terms and conditions of service. However, they typically have jurisdiction over siting of transmission facilities and related matters as described below. Additionally, we are subject to the regulatory oversight of various state environmental quality departments for compliance with any state environmental standards and regulations.

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

ITC Midwest

Iowa

Iowa Code ch. 478 provides that the IUB has the power of supervision over the construction, operation, and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa Code ch. 478 further provides that any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use. A city has the power, pursuant to Iowa Code ch. 364, to grant a franchise to erect, maintain, and operate transmission facilities within the city, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.

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

Illinois

The ICC exercises jurisdiction over siting of new transmission lines through its requirements for Certificates of Public Convenience and Necessity and Right-Of-Way acquisition that apply to construction of new or upgraded facilities.

ITC Midwest also is subject to the regulatory oversight of the Illinois Environmental Protection Agency, the Illinois Department of Natural Resources, the Illinois Pollution Control Board and certain local authorities for compliance with all environmental standards and regulations.

Missouri

Because ITC Midwest is a “public utility” and an “electrical corporation” under Missouri law, the MOPSC has jurisdiction to determine whether ITC Midwest may operate in such capacity. In this regard, on August 30, 2007, the MOPSC granted ITC Midwest a certificate of public convenience and necessity to own, operate and maintain a 161 kV transmission line of approximately 9.5 miles located in Clark County, Missouri which connects the substation in Keokuk, Iowa with Ameren Energy Generating Company’s transmission substation near Wayland, Missouri. The MOPSC also exercises jurisdiction with regard to other non-rate matters affecting this Missouri asset such as transmission substation construction, general safety and the transfer of the franchise or property.

ITC Midwest is also subject to the regulatory oversight of the Missouri Department of Natural Resources for compliance with all environmental standards and regulations relating to this transmission line.

ITC Great Plains

Kansas

ITC Great Plains is a “public utility” in Kansas and an “electric utility” pursuant to state statutes. The KCC issued an order approving the issuance of a limited certificate of convenience to ITC Great Plains for the purposes of building, owning and operating SPP transmission projects in Kansas. In addition to its certificate authority, the KCC has jurisdiction over the siting of electric transmission lines.

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

ITC Great Plains may be subject to the regulatory oversight of Oklahoma Department of Environmental Quality for compliance with environmental standards and regulations relating to construction of proposed transmission lines.

ITC Great Plains does not currently own or operate transmission facilities in Oklahoma, but is constructing an approximately 19-mile 345 kV transmission line and associated facilities in southeastern Oklahoma, known as the Hugo to Valliant project.

Sources of Revenue

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Revenues” for a discussion of our principal sources of revenue.

Seasonality

The cost-based formula rates with a true-up mechanism in effect for all our Regulated Operating Subsidiaries, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism,” mitigate the seasonality of net income for our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual net revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our net revenue requirement for a reporting period, a revenue accrual is recorded for the difference and the difference results in no net income impact.

Operating cash flows are seasonal at our MISO Regulated Operating Subsidiaries, in that cash received for revenues is typically higher in the summer months when peak load is higher.

Principal Customers

Our principal transmission service customers are Detroit Edison, Consumers Energy and IP&L, which accounted for approximately 33.1%, 23.6% and 23.9%, respectively, of our total operating revenues for the year ended December 31, 2010. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2010 revenue accruals and deferrals that were included in our 2010 operating revenues, but will not be billed to our customers until 2012. We have assumed that the revenues billed to these customers in 2012 would be in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2010. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.

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

See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.

Competition

Each of our MISO Regulated Operating Subsidiaries is the only transmission system in its respective service area and, therefore, effectively has no competitors. For our subsidiaries focused on development opportunities for transmission investment in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by seeking regulatory approval to be named the party to build new capital projects that we are also pursuing. Because our Regulated Operating Subsidiaries are currently the only transmission companies that are independent from electricity market participants, we believe we are best able to develop these projects in a non-discriminatory manner. However, there are no assurances we will be selected to develop projects that other entities are also pursuing.

Employees

As of December 31, 2010, we had 433 employees. We consider our relations with our employees to be good.

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

Filings Under the Securities Exchange Act of 1934

Our internet address is http://www.itc-holdings.com. You can access free of charge on our web site all of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. These reports are available as soon as practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”). Also on our web site are our:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics; and

•	Committee Charters for the Audit and Finance Committee, Compensation Committee and Nominating/Corporate Governance Committee.

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chairman, President and Chief Executive Officer and our Executive Vice President, Treasurer and Chief Financial Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our web site within the required periods. The information on our web site is not incorporated by reference into this report.

To learn more about us, please visit our website at http://www.itc-holdings.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible.

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

Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based formula rate templates used by our Regulated Operating Subsidiaries, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the formula rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the formula rate templates, ITCTransmission’s, METC’s, ITC Midwest’s and ITC Great Plains’ respective allowed 13.88%, 13.38%, 12.38% and 12.16% rates of return on the actual equity portion of their respective capital structures, and the data inputs provided by our Regulated Operating Subsidiaries for calculation of each year’s rate, are subject to challenge by interested parties at the FERC in a proceeding under Section 206 of the FPA. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make appropriate prospective adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed.

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

On April 16, 2009, the FERC issued an order that dismissed the IP&L complaint, citing that IP&L failed to meet its burden to establish that the current rate is unjust and unreasonable and that IP&L’s alternative rate proposal is just and reasonable. Requests for rehearing have been filed with the FERC and, therefore the April 16 order remains subject to rehearing and ultimately to an appeal to a Federal Court of Appeals within 30 days of any decision on rehearing.

The FERC’s order approving our acquisition of METC was conditioned upon ITCTransmission and METC not recovering “merger-related costs” in their rates, as described in the order, unless a separate informational filing is submitted to the FERC. The informational filing, which could be challenged by interested parties, would need to identify those costs and show that such costs are outweighed by the benefits of the acquisition. Determinations by ITCTransmission or METC that expenses included in their formula rate template for recovery are not acquisition related costs are also subject to challenge by interested parties at the FERC. If challenged at the FERC and ITCTransmission or METC fail to show that costs included for recovery are not merger-related, this also could result in lowered rates and/or refunds of amounts collected. We have not sought recovery of merger-related costs at ITCTransmission or METC.

Under the FERC’s order approving ITC Midwest’s asset acquisition, ITC Midwest agreed to a hold harmless commitment in which no acquisition premium will be recovered in rates, nor will ITC Midwest recover through transmission rates any transaction-related costs that exceed demonstrated transaction-related savings for a period of five years. If during the five year period ITC Midwest seeks to recover transaction-related costs through its formula rate, ITC Midwest must make an informational filing at the FERC that identifies the transaction-related costs sought to be recovered and demonstrates that those costs are exceeded by transaction-related savings. If challenged at the FERC and ITC Midwest fails to show that transaction-related costs included for recovery do not exceed transaction-related savings, ITC Midwest could be subject to lowered rates and/or refunds of amounts previously collected. Additionally, in Iowa and Minnesota, as part of the regulatory approval process, ITC Midwest committed not to recover the first $15.0 million in transaction-related costs under any circumstances. We have not sought recovery of transaction-related costs at ITC Midwest.

In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two transmission projects intended to improve the reliability and efficiency of our electric transmission system. Specifically, ITC Midwest made commitments to use commercially reasonable best efforts to complete these projects prior to December 31, 2009 and 2011, respectively. In the event ITC Midwest is found to have failed to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure would be reduced to 10.39% until such time as ITC Midwest completes these projects, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. The project that was required to be completed prior to December 31, 2009 was completed by that deadline. With respect to the second project, the 345 kV Salem-Hazelton line, the IUB must provide certain regulatory approvals, but, due to the current case schedule, we do not expect the approvals to be received in time to allow the project to be completed by December 31, 2011. While we believe we have used commercially reasonable best efforts to meet the December 31, 2011 deadline, any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our expected revenues and earnings. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

Each of our Regulated Operating Subsidiaries’ rate base, revenues and earnings are determined in part by additions to property, plant and equipment when placed in service. We anticipate making significant capital investments over the next five years which include estimated transmission network upgrades for generator interconnections. The amounts for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff for the project to qualify as a refundable network upgrade, among other factors. If our Regulated Operating Subsidiaries’ capital expenditures and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our Regulated Operating Subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.

In addition, we are pursuing broader strategic development investment opportunities for transmission construction related to building regional transmission facilities, interconnections for generating resources, and other investment opportunities. The incumbent utilities or other entities with transmission development initiatives may compete with us by deciding to pursue capital projects that we are pursuing. These estimates of potential investment opportunities are based primarily on foreseeable transmission needs and general transmission construction costs, not necessarily on particular project cost estimates.

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

We are also pursuing strategic development opportunities for construction of transmission facilities and interconnections with generating resources. These projects require regulatory approval by the FERC, applicable RTOs and state regulatory agencies. Failure to secure such regulatory approval for new strategic development projects could adversely affect our ability to grow our business and increase our revenues. In addition, we are subject to state and/or local regulations relating to, among other things, facility siting. If we fail to comply with these local regulations, we may incur liabilities for such failure.

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

If amounts billed for transmission service for our Regulated Operating Subsidiaries’ transmission systems are lower than expected, the timing of collection of our revenues would be delayed.

If amounts billed for transmission service are lower than expected, which could result from lower network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems due to weather, a weak economy, changes in the nature or composition of the transmission assets of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our Regulated Operating Subsidiaries’ formula rate templates.

Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Detroit Edison accounted for 77.5% of ITCTransmission’s total operating revenues for the year ended December 31, 2010 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB+/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for 72.3% of METC’s total operating revenues for the year ended December 31, 2010 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB-/stable and Baa2/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for 82.5% of ITC Midwest’s total operating revenues for the year ended December 31, 2010 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated BBB+/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2010 revenue accrual and deferrals that were included in our 2010 operating revenues, but will not be billed to our customers until 2012. We have assumed that the revenues billed to these customers in 2012 would be in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2010.

Any material failure by Detroit Edison, Consumers Energy or IP&L to make payments for transmission services could adversely affect our financial condition and results of operations and our ability to service our debt obligations, and could impact the amount of dividends we pay our stockholders.

A significant amount of the land on which our Regulated Operating Subsidiaries’ assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

METC does not own the majority of the land on which its electric transmission assets are located. Instead, under the provisions of an Easement Agreement with Consumers Energy, METC pays annual rent of $10.0 million to Consumers Energy in exchange for rights-of-way, leases, fee interests and licenses which allow METC to use the land on which its transmission lines are located. Under the terms of the Easement Agreement, METC’s easement rights could be eliminated if METC fails to meet certain requirements, such as paying contractual rent to Consumers Energy in a timely manner. Additionally, a significant amount of the land on which ITCTransmission’s, ITC Midwest’s and ITC Great Plains’ assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, they must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete their construction projects in a timely manner.

If ITC Midwest’s Operations Services Agreement with IP&L is terminated, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L.

ITC Midwest and IP&L have entered into the Operations Services Agreement For 34.5 kV Transmission Facilities (the “OSA”), under which IP&L performs certain operations functions for ITC Midwest’s 34.5 kV transmission system. The OSA’s term is from January 1, 2011 until December 31, 2015, and by its terms will remain in full force and effect from year to year thereafter until terminated by either party upon not less than one year prior written notice to the other party. If the OSA is terminated for any reason or at a time when ITC Midwest is unprepared for such termination, ITC Midwest may face difficulty finding a qualified replacement work force to provide such services, which could have a material adverse effect on its ability to carry on its business and on its results of operations.

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

Our Regulated Operating Subsidiaries are subject to various regulatory requirements, including reliability standards. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our financial condition, results of operations and cash flows.

The various regulatory requirements to which we are subject include reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 to a maximum of $1.0 million per day, depending on the severity of the violation. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our Regulated Operating Subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are highly leveraged and our consolidated indebtedness consists of various outstanding debt securities and borrowings under various revolving credit agreements. This capital structure can have several important consequences, including, but not limited to, the following:

•	If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•	Our indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our Regulated Operating Subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for the payment of dividends on our common stock.

•	In the event that we are liquidated, our senior or subordinated creditors and the senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•	We currently have debt instruments outstanding with relatively short remaining maturities. Our ability to secure additional financing prior to or after these facilities mature, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.

•	Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and other expenses or investments planned by us and could adversely affect our business, financial condition, cash flows and results of operations.

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

We have significant federal income tax NOLs resulting in part from accelerated depreciation methods for property, plant and equipment for income tax reporting purposes. These federal income tax NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its federal income tax NOLs to reduce its tax liability. We are subject to annual limitations on the use of such federal income tax NOLs as a result of changes in our ownership in 2006. We have not recorded a valuation allowance relating to our federal income tax NOLs. In the event it becomes more likely than not that any portion of the federal income tax NOLs will expire unused, we would be required to recognize an expense to establish a valuation allowance in the period in which the determination is made. If the expense is significant, it could have a material adverse effect on our results of operations.

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

ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 2,800 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 18,700 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 170 stations and substations which either interconnect our transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);

•	warehouses and related equipment;

•	associated land held in fee, rights of way and easements;

•	an approximately 188,000 square-foot corporate headquarters facility and operations control room in Novi, Michigan, including furniture, fixtures and office equipment; and

•	an approximately 40,000 square-foot facility in Ann Arbor, Michigan that includes a back-up operations control room.

ITCTransmission’s First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.

METC owns the assets of a transmission system and related assets, including:

•	approximately 5,500 circuit miles of overhead transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 36,400 transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at 93 stations and substations which either interconnect our transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment); and

•	warehouses and related equipment.

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

ITC Midwest owns the assets of a transmission system and related assets, including:

•	approximately 6,800 miles of transmission lines rated at voltages of 34.5 kV to 345 kV;

•	transmission towers and poles;

•	station assets, such as transformers and circuit breakers, at approximately 256 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);

•	warehouses and related equipment; and

•	associated land held in fee, rights of way and easements.

As a result of ITC Midwest’s First Mortgage Bonds, issued under ITC Midwest’s First Mortgage and Deed of Trust, the bondholders have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.

ITC Great Plains owns the assets of two electric transmission substations in Kansas. As of December 31, 2010, there were no liens or encumbrances on the assets of ITC Great Plains.

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

Refer to Notes 4 and 16 to the consolidated financial statements for a description of other pending litigation.

ITEM 4.	(RESERVED AND REMOVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price and Dividends

Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 18, 2011, there were approximately 522 shareholders of record of our common stock.

The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2010 and 2009, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2010	High	Low	Dividends

Quarter ended December 31, 2010	$63.17	$59.77	$0.335
Quarter ended September 30, 2010	$63.89	$51.65	$0.335
Quarter ended June 30, 2010(a)	$56.66	$21.80	$0.320
Quarter ended March 31, 2010	$56.04	$50.75	$0.320

Year Ended December 31, 2009	High	Low	Dividends

Quarter ended December 31, 2009	$52.77	$42.90	$0.320
Quarter ended September 30, 2009	$48.69	$41.90	$0.320
Quarter ended June 30, 2009	$46.82	$40.57	$0.305
Quarter ended March 31, 2009	$46.50	$32.26	$0.305

(a)	The low sales price per share for the quarter ended June 30, 2010 occurred on May 6, 2010, the day when security prices on the New York Stock Exchange experienced an intraday decline of over 1000 points within a few minutes before partially recovering. Excluding the sales price per share that occurred on May 6, 2010, the lowest sales price per share for the quarter ended June 30, 2010 was $47.45.

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

Stock Repurchases

	Total Number of	Average Price
	Shares Purchased	Paid Per Share

October 1 through October 31, 2010	—	$—
November 1 through November 30, 2010(a)	621	$60.73
December 1 through December 31, 2010	—	$—

(a)	Shares acquired were delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock. We did not repurchase any shares of common stock during this period as part of a publicly announced repurchase plan or program and do not have such a plan or program.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries(a)
	Year Ended December 31,
	2010	2009	2008	2007	2006
(In thousands, except per share data)

OPERATING REVENUES(b)	$696,843	$621,015	$617,877	$426,249	$223,622
OPERATING EXPENSES
Operation and maintenance(c)	126,528	95,730	113,818	81,406	35,441
General and administrative(c)(d)	78,120	69,231	81,296	62,089	40,632
Depreciation and amortization(e)	86,976	85,949	94,769	67,928	40,156
Taxes other than income taxes	48,195	43,905	41,180	33,340	22,156
Other operating income and expense — net	(297)	(667)	(809)	(688)	(842)

Total operating expenses	339,522	294,148	330,254	244,075	137,543

OPERATING INCOME	357,321	326,867	287,623	182,174	86,079
OTHER EXPENSES (INCOME)
Interest expense	142,553	130,209	122,234	81,863	42,049
Allowance for equity funds used during construction	(13,412)	(13,203)	(11,610)	(8,145)	(3,977)
Loss on extinguishment of debt	—	1,263	—	349	1,874
Other income	(2,340)	(2,792)	(3,415)	(3,457)	(2,348)
Other expense	2,588	2,918	3,944	1,618	1,629

Total other expenses (income)	129,389	118,395	111,153	72,228	39,227

INCOME BEFORE INCOME TAXES	227,932	208,472	176,470	109,946	46,852
INCOME TAX PROVISION(f)	82,254	77,572	67,262	36,650	13,658

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	145,678	130,900	109,208	73,296	33,194
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
(NET OF TAX OF $16)	—	—	—	—	29

NET INCOME	$145,678	$130,900	$109,208	$73,296	$33,223

Basic earnings per share	$2.89	$2.62	$2.22	$1.72	$0.94
Diluted earnings per share	$2.84	$2.58	$2.18	$1.68	$0.91
Dividends declared per share	$1.310	$1.250	$1.190	$1.130	$1.075

	ITC Holdings and Subsidiaries(a)
	As of December 31,
	2010	2009	2008	2007	2006
(In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$95,109	$74,853	$58,110	$2,616	$13,426
Working capital (deficit)	69,338	147,335	1,095	(30,370)	10,107
Property, plant and equipment — net	2,872,277	2,542,064	2,304,386	1,960,433	1,197,862
Goodwill	950,163	950,163	951,319	959,042	624,385
Total assets	4,307,873	4,029,716	3,714,565	3,213,297	2,128,797
Long-term debt:
ITC Holdings	1,459,178	1,458,757	1,327,741	1,687,193	775,963
Regulated Operating Subsidiaries	1,037,718	975,641	920,512	556,231	486,315

Total long-term debt	2,496,896	2,434,398	2,248,253	2,243,424	1,262,278
Total stockholders’ equity	1,117,433	1,011,523	929,063	563,075	532,244

	ITC Holdings and Subsidiaries(a)
	Year Ended December 31,
	2010	2009	2008	2007	2006
(In thousands)

CASH FLOWS DATA:
Capital expenditures	$388,401	$404,514	$401,840	$287,170	$167,496

(a)	METC’s results of operations, cash flows and balances are included for the periods presented subsequent to its acquisition on October 10, 2006. In addition, ITC Midwest’s results of operations, cash flows and balances are included for the periods presented subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

(b)	ITCTransmission’s and METC’s implementation of its cost-based formula rate with a true-up mechanism for rates beginning January 1, 2007 resulted in increases in operating revenues for the years presented subsequent to December 31, 2006. Refer to “Cost-Based Formula Rates with True-Up Mechanism” in Note 4 to the consolidated financial statements.

(c)	The reduction in expenses for 2009 were due, in part, to efforts to mitigate operation and maintenance expenses and general and administrative expenses to offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009.

(d)	During 2009, we recognized $10.0 million of regulatory assets associated with the development activities of ITC Great Plains as well as certain pre-construction costs for the KETA project. Upon initial establishment of these regulatory assets in 2009, $8.0 million of general and administrative expenses were reversed, of which $5.9 million were incurred in periods prior to 2009.

(e)	In 2009, the FERC accepted the depreciation studies filed by ITCTransmission and METC that revised their depreciation rates. In 2010, the FERC accepted a depreciation study filed by ITC Midwest which revised its depreciation rates. These changes in accounting estimates resulted in lower composite depreciation rates for ITCTransmission, METC and ITC Midwest primarily due to the revision of asset service lives and cost of removal values. The revised estimate of annual depreciation expense was reflected in 2009 for ITCTransmission and METC and in 2010 for ITC Midwest. See discussion in Note 4 to the consolidated financial statements under “Depreciation Studies.”

(f)	The increase in the income tax provision for 2008 compared to 2007 is due in part to the implementation of the Michigan Business Tax, which is accounted for as an income tax, compared to the previous Michigan Single Business Tax that was accounted for as a tax other than income tax.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Through our Regulated Operating Subsidiaries, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are also intended to improve overall grid reliability, lower electricity congestion and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.

As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.”

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

Significant recent matters that influenced our financial position and results of operations and cash flows for the year ended December 31, 2010 or may affect future results include:

•	Our capital investment of $454.6 million at our Regulated Operating Subsidiaries ($67.1 million, $137.7 million, $232.5 million and $17.3 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the year ended December 31, 2010, primarily to improve system reliability, replace aging infrastructure and interconnect new generating resources;

•	Collection of the 2008 formula rate revenue accruals and related accrued interest totaling $83.8 million and higher monthly peak loads than what were forecasted in developing the network transmission rates for 2010, resulting in higher operating cash flows for the year ended December 31, 2010;

•	Debt issuances and borrowings under our revolving credit agreements in 2010 and 2009 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•	Our development activities relating to ITC Great Plains and Green Power Express. Certain development activities are expensed in the period incurred as they are not yet probable of recovery and there is no corresponding revenue recognized for these expenses.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost-Based Formula Rates with True-Up Mechanism

Our Regulated Operating Subsidiaries calculate their revenue requirements using cost-based formula rate templates and are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under these formula rate templates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. The formula rate templates utilize forecasted expenses, property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirements. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.

Revenue Accruals — Effects of Monthly Peak Loads

For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their formula rates that contain a true-up mechanism, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than our revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load continues to have an impact on cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher. The following table sets forth the monthly peak loads during the last three calendar years.

Monthly Peak Load (in MW)(a)

	2010			2009			2008
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,255	5,947	2,838	7,314	6,009	2,952	7,890	6,215	2,871
February	6,998	5,800	2,782	7,176	5,818	2,816	7,715	6,159	2,950
March	6,620	5,376	2,517	7,070	5,548	2,696	7,532	5,797	2,720
April	6,501	5,112	2,425	6,761	5,112	2,428	6,926	5,223	2,587
May	9,412	7,240	3,052	6,801	5,296	2,421	7,051	5,328	2,523
June	9,722	7,128	3,207	10,392	8,063	3,385	10,624	7,241	2,906
July	11,451	8,498	3,422	8,751	6,523	2,843	11,016	8,042	3,382
August	11,082	8,422	3,400	9,823	7,181	3,103	10,890	7,816	3,210
September	10,817	7,344	2,774	8,049	5,919	2,596	10,311	7,622	3,205
October	6,725	5,414	2,449	6,456	5,258	2,494	6,893	5,514	2,725
November	6,926	5,735	2,718	6,996	5,778	2,634	7,205	5,823	2,834
December	7,824	6,526	2,936	7,661	6,192	2,856	7,636	6,281	2,986

Total	101,333	78,542	34,520	93,250	72,697	33,224	101,689	77,061	34,899

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the most significant portion of the rates or revenue requirements billed to network load within their respective joint rate zone.

The following table presents the network transmission rates (per kW/month) for our MISO Regulated Operating Subsidiaries that are relevant to our cash flows since January 1, 2008:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest

January 1, 2008 to December 31, 2008	$2.350	$1.985	$2.446
January 1, 2009 to December 31, 2009	$2.520	$2.522	$4.162
January 1, 2010 to December 31, 2010	$2.818	$2.370	$6.882
January 1, 2011 to December 31, 2011	$2.495	$2.331	$6.694

ITC Great Plains does not receive revenue based on a peak load each month and therefore does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on the annual projected net revenue requirement and is not based on a network transmission rate.

Net Revenue Requirement Calculation

Under their cost-based formula rate templates, each of our Regulated Operating Subsidiaries separately calculates a net revenue requirement based on financial information specific to each company. The calculation of actual net revenue requirements for a historic period is used to calculate the amount of network revenues recognized in that period and to calculate the true-up adjustment for that period. The calculation of projected net revenue requirements is used to establish the transmission rate used for billing purposes, and follows the same methodology as the calculation of actual net revenue requirement. The following steps illustrate the calculation of net revenue requirement and the rate-setting methodology under the formula rate template with a true-up mechanism used by our MISO Regulated Operating Subsidiaries. ITC Great Plains follows a similar methodology and uses a FERC-approved return of 12.16% on the common equity portion of its capital structure.

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

Projected rate base is multiplied by the projected weighted average cost of capital to determine the projected allowed return on rate base. The weighted average cost of capital is calculated using a projected 13 month average capital structure, the forecasted pre-tax cost of the debt portion of the capital structure and a FERC-approved return of 13.88%, 13.38%, and 12.38% for ITCTransmission, METC, and, ITC Midwest, respectively, on the common equity portion of the capital structure.

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

The actual transmission revenues billed for 2009 were compared to 2009 actual net revenue requirement which is based primarily on amounts from the completed FERC Form No. 1 for 2009. The true-up adjustment that results from the difference between the actual revenue billed and actual net revenue requirement for 2009 was added to the 2011 projected net revenue requirement used to determine the 2011 network transmission rate. Interest is also applied to the true-up adjustment.

Illustration of Formula Rate Setting.  Set forth below is a simplified illustration of the calculation of ITCTransmission’s projected net revenue requirement as well as its component of the joint zone network transmission rate for billing purposes under its formula rate setting mechanism for the period from January 1, 2011 through December 31, 2011, that was based primarily upon projections of

ITCTransmission’s 2011 FERC Form No. 1 data. Amounts below are approximations of the amounts used to establish ITCTransmission’s 2011 projected net revenue requirement.

Line	Item	Instructions	Amount
1	Projected rate base (the average of the 13 months ended December 31, 2010 through December 31, 2011)		$987,400,000
2	Multiply by projected 13 month weighted average cost of capital(a)		10.50%
3	Projected allowed return on rate base	(Line 1 × Line 2)	$103,677,000

4	Projected recoverable operating expenses for 2011		$58,000,000
5	Projected taxes and depreciation and amortization for 2011		$129,100,000
6	Projected gross revenue requirements for 2011	(Line 3 + Line 4 + Line 5)	$290,777,000

7	Less projected revenue credits for 2011		$(41,900,000)
8	Plus/(less) 2009 true-up adjustment		$(4,700,000)
9	Projected net revenue requirement for 2011	(Line 6 + Line 7 + Line 8)	$244,177,000

10	Projected average monthly 2011 network load (in kW)		8,154,000
11	Annual component of the joint zone network transmission rate	(Line 9 divided by Line 10)	$29.946
12	Monthly component of the joint zone network transmission rate ($/kW per month)	(Line 11 divided by 12 months)	$2.496

(a)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITCTransmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital

Debt	40.00%	5.43% (Pre-tax) =	2.17%
Equity	60.00%	13.88% (After tax) =	8.33%

	100.00%		10.50%

Capital Investment Forecasts and Operating Results Trends

We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability and interconnect new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that will position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.

Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. The Energy Policy Act requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The

NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.

On October 7, 2010, the NERC issued a recommendation for transmission owners such as our MISO Regulated Operating Subsidiaries to inspect their transmission systems in order to verify their facility ratings methodology is based on actual field conditions. Each of our MISO Regulated Operating Subsidiaries will undertake a program to assess its system over the next three years as a response to the recommendation. There are likely to be costs associated with the assessment and potential system modifications to mitigate instances where actual field conditions necessitate a facility rating that is unacceptable to the reliable operation of the transmission system. The costs for this mitigation will be determined after the assessment is completed, and the appropriate mitigation is planned and may result in significant operating expenses and/or capital investment. These operating expenses and capital investments would be recovered through higher revenue requirements under the cost-based formula rates of our MISO Regulated Operating Subsidiaries.

We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals, such as renewable generation portfolio standards. The following table shows our expected and actual capital investment for each of the Regulated Operating Subsidiaries:

		Actual Capital	Forecasted Capital
		Investment for the	Investment for the
	Five-Year Capital	Year Ended	Year Ending
(In millions)	Investment Program	December 31,	December 31,
Operating Subsidiary	2011-2015	2010(a)	2011

ITCTransmission	$796	$67.1	$60 – 75
METC	682	137.7	155 – 170
ITC Midwest	1,087	232.5	225 – 250
ITC Great Plains	1,058	17.3	120 – 145
Other(b)	306	—	—

Total	$3,929	$454.6	$560 – 640

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	Includes Green Power Express and other development initiatives.

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

Capital Project Updates and Other Recent Developments

ITC Great Plains

KETA Project

The KETA Project is a 225-mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. On January 19, 2010, the FERC issued an order approving the novation agreements required by SPP for the designation of the right and obligation to build the Kansas portion of this project to ITC Great Plains by Sunflower Electric Power Corporation and Midwest Energy, Inc. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 174 miles. ITC Great Plains has commenced construction for the first phase of the 345 kV KETA Project, which will run from Spearville, Kansas to Hays, Kansas. In June 2010, ITC Great Plains received siting approval for the second phase of the project, which will run from Hays, Kansas to the Nebraska border and has secured the regulatory approvals required to complete the second phase of the KETA Project. At December 31, 2010, we had a construction work in progress balance for KETA project of $13.2 million, which includes the substation construction relating to the project. We estimate that the cost for ITC Great Plains’ portion of the KETA project will be approximately $203 million.

Kansas V-Plan Project

The Kansas V-Plan Project is a 180-mile transmission line that will run between Spearville and Wichita, Kansas. In 2009, the KCC authorized ITC Great Plains to build a portion of the segment from Spearville to Medicine Lodge, Kansas. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 110 miles. In April 2010, SPP approved construction of the Kansas V-Plan as a 345 kV double circuit facility. SPP then issued Notifications to Construct to the affected transmission owners. ITC Great Plains is now in the process of obtaining additional regulatory approvals necessary to begin construction related activities for the project. ITC Great Plains estimates it will invest approximately $300 million to construct its portions of the project.

Regulatory Assets

As of December 31, 2010, we have recorded approximately $10.5 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains as well as certain costs incurred for the KETA Project prior to construction. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.

The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan Project, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover certain pre-construction expenses for the Kansas V-Plan Project, which totaled $1.5 million at December 31, 2010, we will recognize those expenses as regulatory assets. No regulatory assets for the Kansas V-Plan have been recorded as of December 31, 2010.

Development Bonuses

During 2010, we recognized general and administrative expenses of $1.9 million for bonuses for the successful completion of certain regulatory milestones relating to the KETA Project. It is reasonably possible that future development-related bonuses would be authorized and awarded for this or other development projects.

Green Power Express

The Green Power Express project consists of transmission line segments that would facilitate the movement of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. The FERC issued an order authorizing certain transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. On February 22, 2010, Green Power Express filed an Offer of Settlement that intended to resolve all of the issues set for hearing and is pending further action by the FERC. Interested parties have filed comments and reply comments. The original FERC order remains subject to several requests for rehearing. The amount of any future capital expenditures on this project is currently unknown.

The total development expenses through December 31, 2010 that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets for Green Power Express have been recorded as of December 31, 2010.

Thumb Loop Project

In 2010, we received MISO approval of the Thumb Loop Project located in ITCTransmission’s region with a total expected capital investment of $510 million. The Thumb Loop Project consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Siting application approval was filed with the MPSC in August 2010. Significant capital investments for this project are expected to occur beginning in 2012.

ITC Midwest Depreciation Study

During the third quarter of 2010, the FERC accepted a depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.

For ratemaking purposes, the FERC accepted our filing such that the full annual impact of the revised depreciation rates has been reflected in ITC Midwest’s 2010 revenue requirement. This resulted in a $5.1 million reduction in revenue recognized for the year ended December 31, 2010. The revised estimate of 2010 annual depreciation expense was reflected in depreciation expense beginning in the third quarter of 2010 and resulted in a reduction of depreciation expense of $5.1 million for the year ended December 31, 2010. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the year ended December 31, 2010.

ITC Midwest’s depreciation study also resulted in revised estimates for the amount of accrued removal costs we have recorded in our consolidated statement of financial position, and we recorded the net effect of this revision as a decrease in our regulatory liability for accrued removal costs and an increase in accumulated depreciation of $17.9 million.

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

Network Revenues are generated from network customers for their use of our electric transmission systems and consist of both billed network revenues and accrued or deferred revenues as a result of our accounting under our cost-based formula rates that contain a true-up mechanism. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanisms” for a discussion of revenue recognition relating to network revenues. The monthly network revenues billed to customers using the transmission facilities of our MISO Regulated Operating Subsidiaries are the result of a calculation which can be simplified into the following:

(1) multiply the network load measured in kW achieved during the one hour of monthly peak usage for our transmission systems by the appropriate monthly tariff rate by 12 by the number of days in that month; and

(2) divide the result by 365.

Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement and therefore peak usage does not impact its billed network transmission revenues.

Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO and SPP transmission tariffs. Point-to-point revenues are a reduction in net revenue requirement for network revenues calculated under our cost-based formula rates.

Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff, including MVP projects such as the Thumb Loop Project. Additionally, the KETA Project and Kansas V-Plan Project at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues consist of both billed regional cost sharing revenues and accrued or deferred revenues as a result of our accounting under our cost-based formula rates that contain a true-up mechanism. The amount of the regional cost sharing revenue accruals (deferrals) is estimated for each reporting period until such time as the regional cost sharing formula rate templates based on actual costs are completed for each of our Regulated Operating Subsidiaries during the following year.

Scheduling, Control and Dispatch Revenues are allocated to our MISO Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the transmission system. Such services include monitoring of reliability data, current and next day analysis, implementation of emergency procedures and outage coordination and switching. Revenues that are allocated by MISO to our MISO Regulated Operating Subsidiaries relating to these services are determined based on projected expenses incurred but are not subject to a true-up. In any given year, our MISO Regulated Operating Subsidiaries may earn more or less scheduling, control and dispatch revenues than our actual expenses incurred for control room activities.

Other Revenues consist of rental revenues, easement revenues and amounts from providing ancillary services to customers.

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

General and Administrative Expenses consist primarily of costs for personnel in our finance, human resources, regulatory, information technology and legal organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, audit and information technology services. We capitalize to property, plant and equipment portions of certain general and administrative expenses such as compensation, office rent, utilities and information technology.

Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory and intangible assets. We capitalize to property, plant and equipment depreciation expense for vehicles and equipment used in our construction activities.

Taxes other than Income Taxes consist primarily of property taxes and payroll taxes.

Other Operating Income and Expense — Net consists primarily of gains and losses associated with the sale of assets. Additionally, this item consists of income recognized for tax gross-ups received from developers or generators for construction projects as described in Note 2 to the consolidated financial statements under “Generator Interconnection Projects.” The tax gross-up represents the difference between taxable income associated with the contribution compared to the present value of tax depreciation of the property constructed using the taxable contribution in aid of construction.

Other items of income or expense

Interest Expense consists primarily of interest on debt at ITC Holdings and our Regulated Operating Subsidiaries. Additionally, the amortization of debt financing expenses is recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and is a reduction to interest expense.

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

Income tax provision

Income tax provision consists primarily of federal income taxes. Additionally, we record income tax provisions for the various state income taxes to which we are subject.

Results of Operations

The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2008	(Decrease)	(Decrease)
(In thousands)

OPERATING REVENUES	$696,843	$621,015	$75,828	12.2%	$617,877	$3,138	0.5%
OPERATING EXPENSES
Operation and maintenance	126,528	95,730	30,798	32.2%	113,818	(18,088)	(15.9)%
General and administrative	78,120	69,231	8,889	12.8%	81,296	(12,065)	(14.8)%
Depreciation and amortization	86,976	85,949	1,027	1.2%	94,769	(8,820)	(9.3)%
Taxes other than income taxes	48,195	43,905	4,290	9.8%	41,180	2,725	6.6%
Other operating income and expense — net	(297)	(667)	370	(55.5)%	(809)	142	(17.6)%

Total operating expenses	339,522	294,148	45,374	15.4%	330,254	(36,106)	(10.9)%

OPERATING INCOME	357,321	326,867	30,454	9.3%	287,623	39,244	13.6%
OTHER EXPENSES (INCOME)
Interest expense	142,553	130,209	12,344	9.5%	122,234	7,975	6.5%
Allowance for equity funds used during construction	(13,412)	(13,203)	(209)	1.6%	(11,610)	(1,593)	13.7%
Loss on extinguishment of debt	—	1,263	(1,263)	(100.0)%	—	1,263	n/a
Other income	(2,340)	(2,792)	452	(16.2)%	(3,415)	623	(18.2)%
Other expense	2,588	2,918	(330)	(11.3)%	3,944	(1,026)	(26.0)%

Total other expenses (income)	129,389	118,395	10,994	9.3%	111,153	7,242	6.5%

INCOME BEFORE INCOME TAXES	227,932	208,472	19,460	9.3%	176,470	32,002	18.1%
INCOME TAX PROVISION	82,254	77,572	4,682	6.0%	67,262	10,310	15.3%

NET INCOME	$145,678	$130,900	$14,778	11.3%	$109,208	$21,692	19.9%

Operating Revenues

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table sets forth the components of and changes in operating revenues:

						Percentage
	2010		2009		Increase	Increase
	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
(In thousands)

Network revenues	$595,071	85.4%	$547,279	88.1%	$47,792	8.7%
Regional cost sharing revenues	55,638	8.0%	39,710	6.4%	15,928	40.1%
Point-to-point	26,063	3.7%	17,087	2.8%	8,976	52.5%
Scheduling, control and dispatch	14,525	2.1%	14,578	2.3%	(53)	(0.4)%
Other	5,546	0.8%	2,361	0.4%	3,185	134.9%

Total	$696,843	100.0%	$621,015	100.0%	$75,828	12.2%

Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2010 as compared to the same period in 2009. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due primarily to higher operation and maintenance expenses, partially offset by higher regional cost sharing and point-to-point revenues.

Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO and SPP as eligible for regional cost sharing. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.

Point-to point revenues increased due primarily to an increase in scheduled transmission flow on our transmission systems.

Other revenues increased due primarily to revenue recognized at METC for utilization of its jointly-owned lines under its transmission ownership and operating agreements.

Operating revenues for the year ended December 31, 2010 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
					ITC	Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	Deferral
(In thousands)

1	Estimated net revenue requirement (network revenues recognized)(a)	$238,818	$171,259	$183,095	$1,899
2	Network revenues billed(b)	267,441	173,710	183,027	1,070

3	Network revenue accruals (deferrals) (line 1 — line 2)	(28,623)	(2,451)	68	829
4	Regional cost sharing revenue accrual (deferrals)(c)	(740)	(7,086)	1,464	(745)

5	Total revenue accruals (deferrals) (line 3 + line 4)	$(29,363)	$(9,537)	$1,532	$84	$(37,284)

(a)	The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries. Regional cost sharing revenues have a separate true-up mechanism and the related revenue accruals or deferrals are included in the regional cost sharing revenue amounts.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries were calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates for 2010. The rates for 2010 include amounts for the collection of the 2008 revenue accruals and the revenues billed in 2010 associated with the 2008 revenue accruals are not included in these amounts. Our rates at ITC Great Plains are billed ratably each month on its annual projected net revenue requirement.

(c)	Regional cost sharing revenues are subject to a true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery.

Year ended December 31, 2009 compared to year ended December 31, 2008

The following table sets forth the components of and changes in operating revenues:

						Percentage
	2009		2008		Increase	Increase
	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
(In thousands)

Network revenues	$547,279	88.1%	$558,896	90.5%	$(11,617)	(2.1)%
Regional cost sharing revenues	39,710	6.4%	15,534	2.5%	24,176	155.6%
Point-to-point	17,087	2.8%	23,417	3.8%	(6,330)	(27.0)%
Scheduling, control and dispatch	14,578	2.3%	16,972	2.7%	(2,394)	(14.1)%
Other	2,361	0.4%	3,058	0.5%	(697)	(22.8)%

Total	$621,015	100.0%	$617,877	100.0%	$3,138	0.5%

Network revenues decreased due primarily to lower net revenue requirements at our MISO Regulated Operating Subsidiaries during 2009 as compared to 2008. Lower net revenue requirements were due primarily to our expense mitigation efforts, other reductions to operating expenses as a result of higher capitalization, the reduction of depreciation expense as a result of the ITCTransmission and METC depreciation studies and an increase in regional cost sharing revenues. Partially offsetting these decreases was an increase due to higher rate base primarily associated with higher balances of property, plant and equipment in-service.

Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing.

Point-to-point revenues decreased due primarily to fewer point-to-point reservations caused by a reduction of usage related to unfavorable regional economic conditions and unfavorable weather conditions.

Scheduling, control and dispatch revenues decreased due primarily to lower network peak load at ITCTransmission.

Operating revenues for the year ended December 31, 2009 include the network revenue accruals (deferrals) as calculated below:

						Total
					ITC	Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	Accrual
(In thousands)

1	Estimated net revenue requirement (network revenues recognized)(a)	$232,253	$154,280	$159,960	$786
2	Network revenues billed(b)	235,216	161,299	140,136	261

3	Network revenue accruals (deferrals) (line 1 — line 2)(c)	$(2,963)	$(7,019)	$19,824	$525	$10,367

(a)	The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries. Regional cost sharing revenues have a separate true-up mechanism and the related revenue accruals or deferrals are included in the regional cost sharing revenue amounts.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries were calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates for 2009. The rates for 2009 include amounts for the collection or refund of the 2007 revenue accruals and deferrals and the revenues billed or refunded in 2009 associated with the 2007 revenue accruals and deferrals are not included in these amounts. Our rates at ITC Great Plains are billed ratably each month on its annual projected net revenue requirement.

(c)	Revenue accruals (deferrals) relating to regional cost sharing revenues in 2009 were not separately estimated until June 2010 and the revenue deferral amount for regional cost sharing revenues of $2.0 million for 2009 was included in the total network revenue deferral line.

Operating Expenses

Operation and maintenance expenses

Year ended December 31, 2010 compared to year ended December 31, 2009

Operation and maintenance expenses increased by $15.1 million due to higher vegetation management expenses, $6.7 million due to higher equipment and structure maintenance, $4.7 million due to higher tower painting expenses and $4.4 million due to higher substation facility maintenance expenses. The lower operation and maintenance expenses in 2009 were due in part to efforts to mitigate operation and maintenance expenses and general and administrative expenses to offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

Operation and maintenance expenses decreased by $13.0 million due to lower field maintenance expenses consisting primarily of reductions in inspections, vegetation management, tower painting, overhead structure maintenance and field operations and training. These items were due in part to the expense mitigation efforts. Operation and maintenance expenses also decreased by $1.2 million for lower control center expenses and $5.1 million as a result of the expense capitalization process which focused on activities performed by employees directly related to construction programs at our Regulated Operating Subsidiaries. In addition, operation and maintenance expenses decreased by $1.5 million due to lower emergency station expenses at ITC Midwest that resulted from the 2008 floods in Iowa and by $1.2 million for lower incentive bonuses related to the ITC Midwest integration activities. These decreases were partially offset by higher information technology system maintenance expenses of $3.5 million, due in part to additional operating control room software and expanded financial systems and the expenses to support those systems.

General and administrative expenses

Year ended December 31, 2010 compared to year ended December 31, 2009

General and administrative expenses increased by $8.0 million due to the reduction of expenses in 2009 in connection with the recognition of regulatory assets relating to development activities of ITC Great Plains as well as certain pre-construction costs for the KETA Project. In addition, general and administrative expenses increased by $11.0 million due to higher compensation and benefit expenses due in part to personnel additions, stock compensation expense and the development bonuses as described above under “ITC Great Plains — Development Bonuses.” These increases were partially offset by lower professional advisory and consulting services of $4.9 million as well as lower general business expenses of $4.0 million.

Year ended December 31, 2009 compared to year ended December 31, 2008

General and administrative expenses decreased by $9.6 million as a result of the aforementioned expense capitalization process and $7.4 million due to lower business expenses and professional advisory and consulting services resulting, in part, from our expense mitigation efforts described above. In addition, general and administrative expenses decreased by $8.0 million due to the recognition of regulatory assets relating to start-up and development activities of ITC Great Plains as well as pre-construction costs for the KETA Project. Partially offsetting these decreases was an increase of $6.8 million due to higher compensation and benefits expenses, due in part to personnel additions, stock compensation expense associated with our 2008 and 2009 long term incentive plan grants and net pension cost. There was an additional $4.7 million increase for salaries, benefits and general business expenses associated with increased development activities at ITC Grid Development and Green Power Express, which are not included in the increases explained above.

Depreciation and amortization expenses

Year ended December 31, 2010 compared to year ended December 31, 2009

Depreciation and amortization expenses at our Regulated Operating Subsidiaries increased due to a higher depreciable rate base resulting from property, plant and equipment additions. This increase was partially offset by the effects of the ITC Midwest depreciation study, which revised ITC Midwest’s depreciation rates used to calculate depreciation expense for the 2010 calendar year and resulted in a reduction of depreciation expense of $5.1 million as described in Note 4 to the consolidated financial statements.

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

Taxes other than income taxes

Year ended December 31, 2010 compared to year ended December 31, 2009

Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2009 capital additions, which are included in the assessments for 2010 personal property taxes.

Year ended December 31, 2009 compared to year ended December 31, 2008

Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2008 capital additions, which are included in the assessments for 2009 personal property taxes.

Other expenses (income)

Year ended December 31, 2010 compared to year ended December 31, 2009

Interest expense increased due primarily to additional interest expense associated with ITC Holdings’ $200 million debt issuance in December 2009. This increase was partially offset by the effects of lower borrowing levels and interest rates under our revolving credit agreements.

AFUDC equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2010 compared to 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

Interest expense increased due primarily to additional interest expense associated with the $186.1 million of additional indebtedness incurred during 2009. This increase was partially offset by the effects of lower interest rates under our revolving credit agreements.

AFUDC equity increased due to increased property, plant and equipment expenditures and the resulting higher construction work in progress balances during 2009 compared to 2008.

Other expenses increased due primarily to realized and unrealized losses on our trading securities recognized during 2008 as a result of financial market conditions that caused a decrease in our investment values.

Income Tax Provision

Year ended December 31, 2010 compared to year ended December 31, 2009

Our effective tax rate for the years ended December 31, 2010 and 2009 are 36.1% and 37.2%, respectively. Our effective rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $5.9 million (net of federal deductibility) recorded during the year ended December 31, 2010 and $8.0 million (net of federal deductibility) recorded during the year ended December 31, 2009, partially offset by the tax effects of AFUDC equity which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC equity in their actual net revenue requirements. Additionally, the income tax provision for the year ended December 31, 2010 has been reduced by $0.7 million for the settlement of an uncertain tax position resulting from the deductibility of transaction costs incurred in connection with the METC acquisition (as described in Note 10 to the consolidated financial statements under “METC Uncertain Tax Position”).

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

Liquidity and Capital Resources

We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (the terms of which are described in Note 8 to the consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:

•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment Forecasts and Operating Results Trends.”

•	Fund business development expenses and related capital expenditures. We are pursuing development activities at ITC Grid Development and Green Power Express that will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements, which are described in detail below under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.” We expect our interest payments to increase each year as a result of the additional debt we expect to incur to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 11 to the consolidated financial statements. The impact of the growth in the number of participants in our retirement benefit plans, the recent financial market conditions that have caused a decrease in the value of our retirement plan assets and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, an adverse determination in our appeal relating to the recent denial of our ability to use the sales and use tax exemption as described in Note 16 to the consolidated financial statements would result in additional capital requirements.

We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As of December 31, 2010, we had consolidated indebtedness under our revolving credit agreements of $53.4 million, with unused capacity under the agreements of $231.6 million. In addition, as of December 31, 2010, we had $95.1 million of cash and cash equivalents on hand.

On July 22, 2010, we amended our revolving credit facilities to remove Lehman Brothers Bank, FSB’s commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively, and to permit us in the future to terminate or replace certain lenders that default on their obligations under the credit facilities. We believe we have sufficient unused capacity under our revolving credit agreements to meet our short-term capital requirements. Additionally, if necessary, we believe we would be able to access the financial markets to satisfy short-term capital requirements.

For our long-term capital requirements, we expect that we will need to obtain additional debt and equity financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.

Credit Ratings

Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. Our current credit ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services(a)	Service, Inc.(b)

ITC Holdings	Senior Notes	BBB−	Baa2
ITCTransmission	First Mortgage Bonds	A−	A1
METC	Senior Secured Notes	A−	A1
ITC Midwest	First Mortgage Bonds	A−	A1
ITC Great Plains	Unsecured Credit Facility	BBB	Baa1

(a)	All of the Standard and Poor’s Ratings Services ratings have a positive outlook.

(b)	All of the Moody’s Investor Service, Inc. ratings have a stable outlook.

Covenants

Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions on certain transactions and require us to maintain certain financial ratios, as described in Note 8 to the consolidated financial statements. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,678	$130,900	$109,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,976	85,949	94,769
Revenue accruals and deferrals — including accrued interest	121,315	10,912	(83,390)
Deferred income tax expense	76,746	75,001	65,054
Other	579	(7,574)	(1,240)
Changes in assets and liabilities, exclusive of changes shown separately	(7,961)	(27,253)	11,020

Net cash provided by operating activities	423,333	267,935	195,421
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(388,401)	(404,514)	(401,840)
Other	(460)	(4,448)	520

Net cash used in investing activities	(388,861)	(408,962)	(401,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving credit agreements)	62,034	185,802	4,516
Issuance of common stock	8,908	3,575	310,543
Dividends on common stock	(66,041)	(62,408)	(58,935)
Refundable deposits from and repayments to generators for transmission network upgrades — net	(18,295)	35,051	13,309
Other	(822)	(4,250)	(8,040)

Net cash (used in) provided by financing activities	(14,216)	157,770	261,393

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,256	16,743	55,494
CASH AND CASH EQUIVALENTS — Beginning of period	74,853	58,110	2,616

CASH AND CASH EQUIVALENTS — End of period	$95,109	$74,853	$58,110

Cash Flows From Operating Activities

Year ended December 31, 2010 compared to year ended December 31, 2009

Net cash provided by operating activities increased $155.4 million in 2010 over 2009. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $173.9 million due to the collection of $83.8 million of the 2008 formula rate revenue accruals and related accrued interest, as well as the additional revenues collected as a result of higher monthly peak loads in 2010 compared to what had been forecasted in developing the network transmission rates for our MISO Regulated Operating Subsidiaries. These increases were partially offset by $10.5 million of additional interest payments (net of interest capitalized) due primarily to higher outstanding balances of long-term debt as well as higher income taxes paid of $6.9 million during 2010 compared to 2009.

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

Cash Flows From Investing Activities

Year ended December 31, 2010 compared to year ended December 31, 2009

Net cash used in investing activities decreased $20.1 million in 2010 over 2009. The decrease in cash used in investing activities was due primarily to lower payments during 2010 for amounts accrued for property, plant and equipment compared to payments for such amounts during 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash used in investing activities was consistent in 2009 compared to 2008, as a result of similar levels of capital investment.

Cash Flows From Financing Activities

Year ended December 31, 2010 compared to year ended December 31, 2009

Net cash from financing activities decreased $172.0 million in 2010 compared to 2009. The decrease in cash from financing activities was due primarily to a reduction in net proceeds associated with refundable deposits for transmission network upgrades of $53.3 million during 2010 as compared to 2009. In addition, the issuance of the $200.0 million received in December 2009 from the issuance of ITC Holdings 5.50% Senior Notes, due January 15, 2020, and the proceeds from the issuance of the $35.0 million ITC Midwest 4.60% First Mortgage Bonds, Series D (“Series D Bonds”), due December 17, 2024, exceeded the proceeds of $40.0 million from the closing of the Series D Bonds and proceeds of $50.0 million received from the issuance of METC’s 5.64% Senior Secured Notes during 2010. These decreases were partially offset by a net increase of $19.9 million in amounts outstanding under our revolving credit agreements.

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

Contractual Obligations

The following table details our contractual obligations as of December 31, 2010:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
(In thousands)

Long-term debt:
ITC Holdings Senior Notes	$1,462,000	$—	$317,000	$255,000	$890,000
ITCTransmission First Mortgage Bonds	385,000	—	185,000	—	200,000
ITCTransmission/METC revolving credit agreement	13,800	—	13,800	—	—
METC Senior Secured Notes	275,000	—	50,000	175,000	50,000
ITC Midwest First Mortgage Bonds	325,000	—	—	—	325,000
ITC Midwest revolving credit agreement	39,600	—	39,600	—	—
Interest payments:
ITC Holdings Senior Notes	836,998	85,683	235,767	133,545	382,003
ITCTransmission First Mortgage Bonds	217,284	20,108	48,317	23,750	125,109
METC Senior Secured Notes	145,671	16,198	48,483	15,143	65,847
ITC Midwest First Mortgage Bonds	384,922	19,606	58,816	39,210	267,290
Operating leases	1,598	429	1,160	4	5
Purchase obligations	54,683	46,940	6,412	1,331	—
METC Easement Agreement	399,884	10,041	30,123	20,082	339,638

Total obligations	$4,541,440	$199,005	$1,034,478	$663,065	$2,644,892

Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2010. We also expect to pay interest and commitment fees under our variable-rate revolving credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2010, we paid $0.4 million of interest and commitment fees under our revolving credit agreements.

Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2010, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.

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

Regulation

Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the Financial Accounting Standards Board (“FASB”) for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of the guidance for accounting for the effects of certain types of regulations. If we were to discontinue the application of this guidance on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $170.7 million relating to the regulatory assets at December 31, 2010 that are described in Note 5 to the consolidated financial statements. We also may be required to record losses of $50.0 million relating to intangible assets at December 31, 2010 that are described in Note 6 to the consolidated financial statements. Additionally, we may be required to record gains of $151.8 million relating to regulatory liabilities at December 31, 2010, primarily for asset removal costs that have been accrued in advance of incurring these costs.

We believe that currently available facts support the continued applicability of the standards for accounting for the effects of certain types of regulation and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.

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

Under their formula rates, our Regulated Operating Subsidiaries use forecasted expenses, property, plant and equipment, point-to-point revenues and other items for the upcoming calendar year to establish their projected net revenue requirement and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The formula rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual net revenue requirement to their billed revenues for each year in order to subsequently collect or refund any under-recovery or over-recovery of revenues, as appropriate. The under- or over-collection typically results from differences between the projected revenue requirement used to establish the billing rate and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating subsidiaries.

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

ITCTransmission’s Rate Freeze Revenue Deferral

ITCTransmission’s revenue deferral results from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as assets and liabilities in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets. Similarly none of the revenue deferral amortization used in ratemaking is reflected in our consolidated financial statements. The proper revenue recognition relating to the revenue deferral occurs when we charge the rate that includes the amortization of the revenue deferral. The revenue deferral is being amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and has been or will be included in ITCTransmission’s revenue requirement for those periods. Revenues of $11.9 million were recognized in 2010 relating to the rate freeze revenue deferral and will be $5.0 million for January through May 2011. The $6.9 million reduction in revenues is also expected to result in a reduction to earnings of approximately $4.3 million in 2011 compared to 2010.

Valuation of Goodwill

We have goodwill resulting from our acquisitions of ITCTransmission and METC and ITC Midwest’s acquisition of the IP&L transmission assets. In accordance with the standards set forth by the FASB for goodwill, we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, we determined fair value using quoted market prices in active markets, and valuation techniques based on discounted future cash flows under various scenarios. We also considered estimates of market-based valuation multiples for companies within our Regulated Operating Subsidiaries’ peer group. The market-based multiples involve judgment regarding the appropriate peer group and the appropriate multiple to apply in the valuation and the cash flow estimates involve judgments based on a broad range of assumptions, information and historical results. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of goodwill, which would adversely impact earnings. As of December 31, 2010, consolidated goodwill totaled $950.2 million and we determined that no impairment existed, nor do we believe there is a material risk of being impaired in the near term at ITCTransmission, METC or ITC Midwest as of our goodwill impairment testing date of October 1, 2010.

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

Pension and Postretirement Costs

We sponsor certain post-employment benefits to our employees, which include retirement plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these post employment plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rate, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA rated zero coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our post employment plans. For our rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.

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

Interest Rate Risk

Fixed Rate Long Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,747.2 million at December 31, 2010. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.5 million at December 31, 2010. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at December 31, 2010. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2010 would decrease the fair value of debt by $81.1 million, and a decrease in interest rates of 10% at December 31, 2010 would increase the fair value of debt by $87.3 million at that date.

Revolving Credit Agreements

At December 31, 2010, we had a consolidated total of $53.4 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2010 would increase or decrease the total interest expense by $0.1 million, respectively, for an annual period on a constant borrowing level of $53.4 million.

Credit Risk

Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for 33.1%, 23.6% and 23.9%, respectively, or $230.9 million, $164.6 million and $166.9 million, respectively, of our consolidated operating revenues for 2010. These percentages assume a portion of the 2010 revenue accruals and deferrals included in our 2010 operating revenues, which will be billed or refunded to our customers in 2012, would be paid by Detroit Edison, Consumers Energy and IP&L in the future based on the respective percentage of network and regional cost sharing revenues billed to them in 2010. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP, the billing agent for ITC Great Plains, began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
ITC Holdings Corp.

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.:

We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 23, 2011

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$95,109	$74,853
Accounts receivable	80,417	72,352
Inventory	42,286	36,834
Deferred income taxes	—	23,859
Regulatory assets — revenue accruals, including accrued interest	28,637	82,871
Other	5,293	3,244

Total current assets	251,742	294,013
Property, plant and equipment (net of accumulated depreciation and amortization of $1,129,669 and $1,051,045, respectively)	2,872,277	2,542,064
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $12,176 and $9,095, respectively)	49,985	51,987
Regulatory assets — revenue accruals, including accrued interest	3,947	20,406
Other regulatory assets	138,152	134,924
Deferred financing fees (net of accumulated amortization of $11,750 and $9,616, respectively)	19,949	21,672
Other	21,658	14,487

Total other assets	1,183,854	1,193,639

TOTAL ASSETS	$4,307,873	$4,029,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,953	$43,508
Accrued payroll	18,606	13,648
Accrued interest	42,725	39,099
Accrued taxes	19,461	21,188
Regulatory liabilities — revenue deferrals, including accrued interest	17,658	—
Refundable deposits from generators for transmission network upgrades	10,492	25,891
Other	6,509	3,344

Total current liabilities	182,404	146,678
Accrued pension and postretirement liabilities	35,811	31,158
Deferred income taxes	314,979	255,516
Regulatory liabilities — revenue deferrals, including accrued interest	43,202	10,238
Regulatory liabilities — accrued asset removal costs	90,987	112,430
Refundable deposits from generators for transmission network upgrades	14,515	17,664
Other	11,646	10,111
Long-term debt	2,496,896	2,434,398
Commitments and contingent liabilities (Notes 4 and 16)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,715,805 and 50,084,061 shares issued and outstanding at December 31, 2010 and 2009, respectively	886,808	862,512
Retained earnings	229,437	149,776
Accumulated other comprehensive income (loss)	1,188	(765)

Total stockholders’ equity	1,117,433	1,011,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,307,873	$4,029,716

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008

OPERATING REVENUES	$696,843	$621,015	$617,877
OPERATING EXPENSES
Operation and maintenance	126,528	95,730	113,818
General and administrative	78,120	69,231	81,296
Depreciation and amortization	86,976	85,949	94,769
Taxes other than income taxes	48,195	43,905	41,180
Other operating income and expense — net	(297)	(667)	(809)

Total operating expenses	339,522	294,148	330,254

OPERATING INCOME	357,321	326,867	287,623
OTHER EXPENSES (INCOME)
Interest expense	142,553	130,209	122,234
Allowance for equity funds used during construction	(13,412)	(13,203)	(11,610)
Loss on extinguishment of debt	—	1,263	—
Other income	(2,340)	(2,792)	(3,415)
Other expense	2,588	2,918	3,944

Total other expenses (income)	129,389	118,395	111,153

INCOME BEFORE INCOME TAXES	227,932	208,472	176,470
INCOME TAX PROVISION	82,254	77,572	67,262

NET INCOME	$145,678	$130,900	$109,208

Basic earnings per common share (Note 9)	$2.89	$2.62	$2.22
Diluted earnings per common share (Note 9)	$2.84	$2.58	$2.18
Dividends declared per common share	$1.310	$1.250	$1.190

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Equity	Income
(In thousands, except share and per share data)

BALANCE, DECEMBER 31, 2007	42,916,852	$532,103	$31,864	$(892)	$563,075
Net income	—	—	109,208	—	109,208	$109,208
Common stock issuance costs	—	(755)	—	—	(755)	—
Dividends declared on common stock ($1.190 per share)	—	—	(58,953)	—	(58,953)	—
Issuance of common stock	6,420,737	308,317	—	—	308,317	—
Stock option exercises	141,883	1,460	—	—	1,460	—
Shares issued under the Employee Stock Purchase Plan	18,593	766	—	—	766	—
Issuance of restricted stock	172,261	—	—	—	—	—
Forfeiture of restricted stock	(15,808)	—	21	—	21	—
Amortization of share-based compensation, net of forfeitures	—	7,251	—	—	7,251	—
Amortization of interest rate lock cash flow hedges, net of tax of $34	—	—	—	63	63	63
Other	—	(518)	—	—	(518)	—

Comprehensive income						$109,271

Employers’ accounting for defined benefit pension and other postretirement plans change in measurement date provisions
Service cost, interest cost, and expected return on plan assets for October 1 — December 31, 2007, net of tax of $400	—	—	(647)	—	(647)
Amortization of prior service cost and losses for October 1 — December 31, 2007, net of tax of $140	—	—	(225)	—	(225)

BALANCE, DECEMBER 31, 2008	49,654,518	$848,624	$81,268	$(829)	$929,063
Net income	—	—	130,900	—	130,900	$130,900
Repurchase and retirement of common stock	(700)	(31)	—	—	(31)	—
Dividends declared on common stock ($1.250 per share)	—	—	(62,421)	—	(62,421)	—
Stock option exercises	223,975	2,522	—	—	2,522	—
Shares issued under the Employee Stock Purchase Plan	28,681	1,053	—	—	1,053	—
Issuance of restricted stock	189,264	—	—	—	—	—
Forfeiture of restricted stock	(16,894)	—	29	—	29	—
Vesting of deferred stock units	5,217	—	—	—	—	—
Amortization of share-based compensation, net of forfeitures	—	9,977	—	—	9,977	—
Amortization of interest rate lock cash flow hedges, net of tax of $34	—	—	—	64	64	64
Tax deduction for stock compensation exceeding book value	—	129	—	—	129	—
Other	—	238	—	—	238	—

Comprehensive income						$130,964

BALANCE, DECEMBER 31, 2009	50,084,061	$862,512	$149,776	$(765)	$1,011,523
Net income	—	—	145,678	—	145,678	$145,678
Repurchase and retirement of common stock	(1,057)	(61)	—	—	(61)	—
Dividends declared on common stock ($1.310 per share)	—	—	(66,048)	—	(66,048)	—
Stock option exercises	464,264	7,786	—	—	7,786	—
Shares issued under the Employee Stock Purchase Plan	24,840	1,122	—	—	1,122	—
Issuance of restricted stock	152,737	—	—	—	—	—
Forfeiture of restricted stock	(14,404)	—	31	—	31	—
Vesting of deferred stock units	5,364	—	—	—	—	—
Amortization of share-based compensation, net of forfeitures	—	14,843	—	—	14,843	—
Amortization of interest rate lock cash flow hedges, net of tax of $34	—	—	—	64	64	64
Fair value of interest rate swap, net of tax of $1,211	—	—	—	1,889	1,889	1,889
Tax deduction for stock compensation exceeding book value	—	320	—	—	320	—
Other	—	286	—	—	286	—

Comprehensive income						$147,631

BALANCE, DECEMBER 31, 2010	50,715,805	$886,808	$229,437	$1,188	$1,117,433

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,678	$130,900	$109,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,976	85,949	94,769
Revenue accruals and deferrals — including accrued interest	121,315	10,912	(83,390)
Deferred income tax expense	76,746	75,001	65,054
Allowance for equity funds used during construction	(13,412)	(13,203)	(11,610)
Recognition of ITC Great Plains regulatory assets	—	(8,191)	—
Other	13,991	13,820	10,370
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(9,479)	(12,986)	(14,455)
Inventory	(5,452)	(14,599)	(10,237)
Other current assets	(2,049)	903	(629)
Accounts payable	2,210	(6,097)	14,948
Accrued payroll	4,893	2,003	778
Accrued interest	3,626	1,320	14,693
Accrued taxes	(2,071)	3,073	3,600
Other current liabilities	2,770	(2,049)	1,191
Other non-current assets and liabilities, net	(2,409)	1,179	1,131

Net cash provided by operating activities	423,333	267,935	195,421
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(388,401)	(404,514)	(401,840)
Proceeds from sale of securities	14,576	1,182	—
Purchases of securities	(14,587)	(5,309)	—
Other	(449)	(321)	520

Net cash used in investing activities	(388,861)	(408,962)	(401,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	90,000	333,670	782,782
Repayment of long-term debt	—	(100,000)	(765,000)
Borrowings under revolving credit agreements	475,627	623,966	657,733
Repayments of revolving credit agreements	(503,593)	(671,834)	(670,999)
Issuance of common stock	8,908	3,575	310,543
Dividends on common stock	(66,041)	(62,408)	(58,935)
Refundable deposits from generators for transmission network upgrades	21,618	40,279	15,661
Repayment of refundable deposits from generators for transmission network upgrades	(39,913)	(5,228)	(2,352)
Other	(822)	(4,250)	(8,040)

Net cash (used in) provided by financing activities	(14,216)	157,770	261,393

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,256	16,743	55,494
CASH AND CASH EQUIVALENTS — Beginning of period	74,853	58,110	2,616

CASH AND CASH EQUIVALENTS — End of period	$95,109	$74,853	$58,110

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

On August 18, 2009, ITC Great Plains, LLC (“ITC Great Plains”), a wholly-owned subsidiary of ITC Grid Development, LLC (“ITC Grid Development”), which is a wholly-owned subsidiary of ITC Holdings, completed the acquisition of two electric transmission substations from Mid-Kansas Electric Company LLC (“Mid-Kansas”) and became an electric utility with rates regulated by FERC.

Through ITCTransmission, METC, ITC Midwest and ITC Great Plains (together, our “Regulated Operating Subsidiaries”), we are engaged in the transmission of electricity in the United States. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are intended to improve overall grid reliability, lower electricity congestion and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.

Our Regulated Operating Subsidiaries are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of-service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains currently owns assets located in Kansas. The Midwest Independent Transmission System Operator, Inc. (“MISO”) bills and collects revenues from ITCTransmission, METC, and ITC Midwest (“MISO Regulated Operating Subsidiaries”) customers. Southwest Power Pool, Inc. (“SPP”) bills and collects revenue from ITC Great Plains customers.

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

Use of Estimates — The preparation of the consolidated financial statements in accordance with GAAP requires us to use estimates and assumptions that impact the reported amounts of assets,

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

Regulation — Our Regulated Operating Subsidiaries are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The utility operations of our Regulated Operating Subsidiaries meet the accounting standards set forth by the Financial Accounting Standards Board (“FASB”) for the accounting effects of certain types of regulation. These accounting standards recognize the cost-based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. These standards require the recording of regulatory assets and liabilities for transactions that would have been recorded as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.

Cash and Cash Equivalents — We consider all unrestricted highly-liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
(In thousands)

Supplementary cash flows information:
Interest paid (net of interest capitalized)	$135,771	$125,254	$102,149
Income taxes paid	8,844	1,971	2,012
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment(a)	44,496	23,169	54,689
Allowance for equity funds used during construction	13,412	13,203	11,610

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2010, 2009 or 2008, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2010 and 2009, we did not have an accounts receivable reserve.

Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.

Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $77.8 million, $76.8 million and $85.6 million for 2010, 2009 and 2008, respectively.

Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 2.4%, 2.6% and 3.0% for 2010, 2009 and 2008, respectively. Both ITCTransmission and METC implemented new depreciation rates effective for the year ended December 31, 2009 and ITC Midwest implemented new depreciation rates effective for the year ended December 31, 2010. Refer to Note 4 for additional discussion of these depreciation rate changes. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 48 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize to property, plant and equipment an allowance for the cost of equity and borrowings used during construction (“AFUDC”) in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The AFUDC debt of $3.9 million, $3.9 million and $3.5 million for 2010, 2009 and 2008, respectively, was a reduction to interest expense. The AFUDC equity was $13.4 million, $13.2 million and $11.6 million for 2010, 2009 and 2008, respectively. Certain projects at ITC Great Plains have been granted an incentive to include construction work in progress balances in rate base, and we do not accrue AFUDC on those projects.

For acquisitions of property, plant and equipment greater than the net book value (other than asset acquisitions accounted for under the purchase method of accounting that result in goodwill), the acquisition premium is recorded to property, plant and equipment and amortized over the estimated remaining useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.

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

Property, plant and equipment at ITC Holdings and non-regulated subsidiaries is stated at its acquired cost. Proceeds from salvage less the net book value of assets disposed of is recognized as a gain or loss on disposal. Depreciation is computed based on the acquired cost less expected residual value and is recognized over the estimated useful lives of the assets on a straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.

Impairment of Long-Lived Assets — Other than goodwill, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value.

Goodwill and Intangible Assets — We comply with the standards set forth by the FASB for goodwill and other intangible assets. Under these standards, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation techniques based on discounted future cash flows under various scenarios and we also considered estimates of market-based valuation multiples for companies within the peer group of the reporting unit that has goodwill recorded. These accounting standards require that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We have goodwill recorded relating to the acquisitions of each our MISO Regulated Operating Subsidiaries. We completed our annual goodwill impairment test for each of our MISO Regulated Operating Subsidiaries as of October 1, 2010 and determined that no impairment exists, nor do we believe there is material risk of being impaired in the near term. There were no events subsequent to October 1, 2010 that indicated impairment of our goodwill. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 6.

Deferred Financing Fees and Discount or Premium on Debt — The costs related to the issuance of long-term debt are recorded to deferred financing fees and are deferred and amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2010, 2009 and 2008 of $3.1 million, $3.3 million and $3.2 million, respectively.

Asset Retirement Obligations — We comply with the standards set forth by the FASB for asset retirement obligations. As defined in the standards, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. The standards for asset retirement obligation applied to our Regulated Operating Subsidiaries require us to recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under the standards. Our asset retirement obligations as of December 31, 2010 and 2009 of $3.3 million and $3.5 million, respectively, are included in other liabilities.

Financial Instruments — We comply with the standards set forth by the FASB for derivatives and hedging in accounting for financial instruments. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and reclassified to the consolidated statement of operations when the underlying hedged transaction affects net income. Any hedge ineffectiveness is recognized in net income during the period of change.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We receive deposits or letters of credit from the generator for the network upgrade facilities in advance of construction. When the generator meets certain criteria of Attachment FF of the MISO tariff, such as having a long-term sales agreement at the commercial operation date for the generating capacity of the facility, we refund the cash deposits or release letter of credit that was provided. If the generator does not meet these criteria, the deposit is retained or other security drawn upon, and is recorded as an offset against the plant investment recorded to property, plant and equipment. When the cash or other security received is not refunded under the criteria of Attachment FF, the receipt of cash becomes taxable income for us for which we bill the generator a tax gross-up. The tax gross-up represents the difference between taxable income associated with the contribution compared to the present value of tax depreciation of the property constructed using the taxable contribution in aid of construction. The deferred revenues associated with the tax gross-up are recorded to other long-term liabilities when collected, and amortized over the tax depreciation life of the asset to other operating income and expense-net.

Revenues — Revenues from the transmission of electricity are recognized as services are provided based on FERC-approved cost-based formula rate templates. We record a reserve for revenue subject to refund when such refund is probable and can be reasonably estimated. The reserve is recorded as a reduction to operating revenues.

The cost-based formula rate templates at our Regulated Operating Subsidiaries include a true-up mechanism, whereby they compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirements and record a revenue accrual or deferral for the difference. Refer to Note 4 under “Cost-Based Formula Rates with True-Up Mechanism” for a discussion of our revenue accounting under our cost-based formula rate templates.

Share-Based Payment — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Stock Purchase and Option Plan”) and an Amended and Restated 2006 Long-Term Incentive Plan (the “LTIP”) pursuant to which we grant various share-based awards, including options and restricted stock and deferred stock units. Compensation expense for employees and directors is recorded for stock options, restricted stock awards and deferred stock units that are expected to vest based on their fair value at grant date, and is amortized over the expected vesting period. We recognize expense for our stock options, which have graded vesting schedules, on a straight-line basis over the entire vesting period and not for each separately vesting portion of the award. The grant date is the date at which our commitment to issue share based awards to the employee or a director arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award.

We also have an Employee Stock Purchase Plan (“ESPP”) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date,

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which corresponds to the first day of each purchase period, and is amortized over the purchase period.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholders’ equity during a period arising from transactions and events from non-owner sources, including net income and any gain or loss recognized for the effective portion of our interest rate swap.

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

We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2006 and earlier. The Internal Revenue Service completed its examination of our 2006 federal tax returns in January 2010. State and city jurisdictions that remain subject to examination range from tax years 2006 to 2009. The Internal Revenue Service examination did not result in any material adjustments to our consolidated financial statements. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

The guidance set forth by the FASB for fair value measurements was revised to require additional disclosure as part of our consolidated financial statements. We are required to disclose separately the amounts of and reasons for, significant transfers between Level 1 and Level 2 of the fair value hierarchy and significant transfers into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements. In addition, we are required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 or Level 3 of the fair value hierarchy and for each class of assets and liabilities. Effective for the year ended December 31, 2010, we are required to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis. The new disclosure requirements did not have a material impact on our consolidated financial statements. Refer to Note 11 and Note 12 for our fair value measurement disclosures.

Consolidation of Variable Interest Entities

The new consolidation guidance set forth by the FASB applicable to a variable interest entity (“VIE”) and the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity requires a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE are also required. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE arose only when specific

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events had occurred. These requirements became effective for us in the first quarter of 2010 and did not have a material effect on our consolidated financial statements.

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

As of December 31, 2010, we have recorded approximately $10.5 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains as well as certain pre-construction costs for the KETA Project. Based on ITC Great Plains’ application and the FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.

The regulatory assets recorded at ITC Great Plains do not include amounts associated with pre-construction costs for the Kansas V-Plan, which have been recorded to expenses in the period in which they were incurred. If in a future period it becomes probable that future revenues will result from the authorization to recover certain pre-construction expenses for the Kansas V-Plan, which totaled $1.5 million at December 31, 2010, we will recognize the regulatory asset. No regulatory assets for Kansas V-Plan have been recorded as of December 31, 2010.

Green Power Express

The Green Power Express consists of transmission line segments that would facilitate the movement of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. In 2009, Green Power Express filed an application with the FERC for approval of a cost-based formula rate with a true-up mechanism and incentives for the construction of the Green Power Express project, including the approval of a regulatory asset for recovery of development expense previously incurred as well as future development costs for the project.

The FERC issued an order authorizing certain transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. On February 22, 2010, Green Power Express filed an Offer of Settlement that intended to resolve all of the issues set for hearing and is pending further action by the FERC. Interested parties have filed comments and reply comments. The original FERC order remains subject to several requests for rehearing. As of December 31, 2010, there are no projects under construction and no revenues earned relating to the Green Power Express.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total development expenses through December 31, 2010 that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets for Green Power Express have been recorded as of December 31, 2010.

Cost-Based Formula Rates with True-Up Mechanism

The transmission rates at our Regulated Operating Subsidiaries are set annually and remain in effect for a one-year period. Rates are posted on the Open Access Same-Time Information System each year. By completing their formula rate template on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula rates to calculate their respective annual revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.

Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirements. The over- or under-collection typically results from differences between the projected revenue requirement used to establish the billing rate and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating subsidiaries. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula rate templates. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is reflected in customer bills within two years under the provisions of the formula rate templates.

The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2010:

			ITC	ITC
	ITCTransmission	METC	Midwest	Great Plains	Total
(In thousands)

Balance as of December 31, 2009	$15,267	$4,848	$72,395	$529	$93,039
Collection of 2008 revenue accruals including interest	(18,490)	(12,197)	(53,068)	—	(83,755)
Revenue accruals (deferrals) for the year ended December 31, 2010	(29,363)	(9,537)	1,532	84	(37,284)
Accrued interest receivable (payable) for the year ended December 31, 2010	(468)	(350)	529	13	(276)

Balance as of December 31, 2010	$(33,054)	$(17,236)	$21,388	$626	$(28,276)

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our consolidated statement of financial position as follows:

			ITC	ITC
	ITCTransmission	METC	Midwest	Great Plains	Total
(In thousands)

Current assets	$1,906	$2,074	$24,033	$624	$28,637
Non-current assets	—	—	3,197	750	3,947
Current liabilities	(5,633)	(9,639)	(2,386)	—	(17,658)
Non-current liabilities	(29,327)	(9,671)	(3,456)	(748)	(43,202)

Balance as of December 31, 2010	$(33,054)	$(17,236)	$21,388	$626	$(28,276)

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

ITC Midwest’s Rate Discount

As part of the orders by the Iowa Utility Board (“IUB”) and the Minnesota Public Service Commission (“MPUC”) approving ITC Midwest’s asset acquisition, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest asset acquisition. Beginning in 2009 and extending through 2016, ITC Midwest’s net revenue requirement was or will be reduced by $4.1 million for each year. The rate discount is recognized as a reduction in revenues when we provide the service and charge the reduced rate that includes the rate discount.

ITCTransmission Rate Freeze Revenue Deferral

ITCTransmission’s revenue deferral results from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral and related taxes are not reflected as assets and liabilities in our consolidated financial statements because they do not meet the criteria to be recorded as regulatory assets. Similarly none of the revenue deferral amortization used in ratemaking is

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in our consolidated financial statements. The proper revenue recognition relating to the revenue deferral occurs when we charge the rate that includes the amortization of the revenue deferral. The revenue deferral is being amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and has been or will be included in ITCTransmission’s revenue requirement for those periods. As of December 31, 2010 and 2009, the balance of ITCTransmission’s revenue deferral that has not yet been recognized as revenue was $5.0 million (net of accumulated amortization of $54.7 million) and $16.9 million (net of accumulated amortization of $42.8 million), respectively.

Depreciation Studies

ITC Midwest

During the third quarter of 2010, the FERC accepted a depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.

For ratemaking purposes, the FERC accepted our filing such that the impact of the revised depreciation rates has been reflected in ITC Midwest’s 2010 revenue requirement. This resulted in a $5.1 million reduction in revenue recognized for the year ended December 31, 2010. The revised estimate of 2010 annual depreciation expense was reflected in depreciation expense beginning in the third quarter of 2010 and resulted in a reduction of depreciation expense of $5.1 million for the year ended December 31, 2010. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for both the year ended December 31, 2010.

ITC Midwest’s depreciation study also resulted in revised estimates for the amount of accrued removal costs we have recorded in our consolidated statement of financial position, and the net effect of this resulted in a decrease in our regulatory liability for accrued removal costs and an increase in accumulated depreciation of $17.9 million.

ITCTransmission and METC

During the third and fourth quarter of 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC, respectively, which revised their depreciation rates. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values.

For ratemaking purposes, the FERC accepted our filing such that the impact of the revised depreciation rates was reflected in ITCTransmission’s and METC’s 2009 revenue requirement. The revised depreciation rates resulted in a reduction of depreciation expense of $21.9 million and $19.5 million for the years ended December 31, 2010 and 2009, respectively, as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITCTransmission and METC. Because of the inclusion of depreciation expense as a component of net revenue requirement under their cost-based formula rates, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the years ended December 31, 2010 and 2009.

The depreciation studies also resulted in revised estimates for the amount of accrued removal costs we have recorded in our consolidated statement of financial position, and the net effect of this resulted in a decrease in our regulatory liability for accrued removal costs and an increase in accumulated depreciation of $84.3 million.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets

The following table summarizes the regulatory asset balances at December 31, 2010 and 2009:

(In thousands)	2010	2009

Regulatory Assets:
Revenue accruals:
Current (including accrued interest of $266 and $2,652 as of December 31, 2010 and 2009, respectively)	$28,637	$82,871
Non-current (including accrued interest of $22 and $75 as of December 31, 2010 and 2009, respectively)	3,947	20,406
Other:
ITCTransmission ADIT Deferral (net of accumulated amortization of $23,736 and $20,706 as of December 31, 2010 and 2009, respectively)	36,866	39,896
METC ADIT Deferral (net of accumulated amortization of $9,435 and $7,076 as of December 31, 2010 and 2009, respectively)	33,021	35,380
METC Regulatory Deferrals (net of accumulated amortization of $3,086 and $2,314 as of December 31, 2010 and 2009, respectively)	12,342	13,114
Income taxes recoverable related to AFUDC equity	28,687	22,296
ITC Great Plains Start-up and Development Regulatory Asset	8,783	8,757
KETA Project Regulatory Asset	1,748	1,202
Pensions and postretirement	16,705	14,279

Total	$170,736	$238,201

Revenue Accruals

Refer to discussion of revenue accruals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of the revenue accruals, but do accrue interest carrying costs which are subject to rate recovery along with the principal amount of the revenue accrual.

ITCTransmission ADIT Deferral

The carrying amount of the ITCTransmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the ITCTransmission ADIT Deferral that is included in rate base. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on a straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2010, 2009 and 2008, which is included in depreciation and amortization.

METC ADIT Deferrals

The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC. The original amount recorded for the regulatory asset for METC ADIT Deferrals of $42.5 million is recognized in rates and amortized over 18 years beginning

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2007, which corresponds to the amortization period established in the METC’s rate case settlement in 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC ADIT Deferrals that is included in rate base. METC recorded amortization expense of $2.4 million annually during 2010, 2009 and 2008, respectively, which is included in depreciation and amortization.

METC Regulatory Deferrals

METC has deferred, as a regulatory asset, depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC Regulatory Deferrals”). The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in METC’s rate case settlement in 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC Regulatory Deferrals that is included in rate base. METC recorded amortization expense of $0.8 million during 2010, 2009 and 2008, respectively, which is included in depreciation and amortization.

Income Taxes Recoverable Related to AFUDC Equity

Accounting standards for income taxes provide that a regulatory asset be recorded if it is probable that a future increase in taxes payable relating to the book depreciation of AFUDC equity that has been capitalized to property, plant and equipment will be recovered from customers through future rates. Under our Regulated Operating Subsidiaries’ cost-based formula rates with true-up mechanisms, the future taxes payable relating to AFUDC equity will be recovered from customers in future rates. The true-up mechanism allows our Regulated Operating Subsidiaries to collect their actual net revenue requirement, which includes taxes payable relating to depreciation of AFUDC equity. Because AFUDC equity is a component of property, plant and equipment that is included in rate base when the plant is placed in service, and the related deferred tax liabilities are not a reduction to rate base, we effectively earn a return on this regulatory asset.

ITC Great Plains Start-up and Development Regulatory Asset

The start-up and development regulatory asset consists of certain costs incurred by ITC Great Plains from inception through the effective date of the ITC Great Plains’ cost-based formula rate, including costs which had been incurred to develop and acquire transmission assets in the SPP region. These costs relate primarily to obtaining various state, SPP and FERC approvals necessary for ITC Great Plains to own transmission assets and build new facilities in the SPP region, efforts to establish the ITC Great Plains’ cost-based formula rate, the establishment of ITC Great Plains as a public utility in Kansas and Oklahoma, as well as obtaining the necessary approvals and authorizations for the state regulators in Kansas and Oklahoma.

The startup and development regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in ITC Great Plains’ formula rate template for that year. The equity component of these carrying charges, totaling $1.1 million as of December 31, 2010, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory asset is included in rate base.

Recovery of the start-up and development regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the Federal Power Act to demonstrate that the costs to be recovered are just and reasonable. Subsequent to FERC authorization, ITC Great Plains

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

KETA Project Regulatory Asset

The KETA Project regulatory asset includes certain costs incurred associated with regulatory activities in Kansas and Oklahoma and with participants in SPP to obtain the necessary approvals and authorization before proceeding further with plans, as well as engineering studies, routing studies and education and outreach to stakeholders on ITC Great Plains’ efforts to bring these projects to the SPP region, and other costs incurred specific to the KETA Project prior to construction. The KETA Project regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in our formula rate template for that year. The equity component of these carrying charges, totaling $0.2 million as of December 31, 2010, are not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of a incurred costs eligible for deferral under GAAP. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory asset is included in rate base.

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

Pensions and Postretirement

Accounting standards for defined benefit pension and other postretirement plans require that amounts that otherwise would have been charged and or credited to accumulated other comprehensive income are recorded as a regulatory asset or liability. As the unrecognized amounts recorded to this regulatory asset are recognized, expenses will be recovered from customers in future rates under our cost-based formula rates. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Pension and Postretirement regulatory asset.

Regulatory Liabilities

The following table summarizes the regulatory liabilities balances at December 31, 2010 and 2009:

(In thousands)	2010	2009

Regulatory Liabilities:
Accrued asset removal costs	$90,987	$112,430
Revenue deferrals(a):
Current (including accrued interest of $876 as of December 31, 2010)	17,658	—
Non-current (including accrued interest of $680 and $186 as of December 31, 2010 and 2009, respectively)	43,202	10,238

Total	$151,847	$122,668

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Refer to discussion of revenue deferrals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

Accrued Asset Removal Costs

The carrying amount of the accrued asset removal costs represents the accrued asset removal costs to remove the asset at retirement. The portion of depreciation expense included in our depreciation rates related to asset removal costs is added to this regulatory liability and removal expenditures incurred are charged to this regulatory liability. In addition, the regulatory liability is also adjusted for timing differences between when we recover legal asset retirement obligations in our rates and when we would recognize these costs under the standards set forth by the FASB. Our Regulated Operating Subsidiaries include this item, excluding the cost component related to the recognition of our asset retirement obligations under the standards set forth by the FASB, within accumulated depreciation for rate-making purposes, which is a reduction to rate base. As a result of ITC Midwest’s depreciation studies as discussed in Note 4 under “Depreciation Studies,” we recorded a decrease in our regulatory liability for accrued removal costs of $17.9 million during 2010.

6.	GOODWILL AND INTANGIBLE ASSETS

At December 31, 2010, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively. At December 31, 2009, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively.

Intangible Assets

Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferrals. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2010 and 2009 is $31.7 million and $33.6 million, respectively, and is amortized over 20 years beginning January 1, 2007, which corresponds to the amortization period established in METC rate case settlement in 2007. The carrying amount of the intangible asset for METC ADIT Deferrals at December 31, 2010 and 2009 is $14.6 million and $15.7 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferrals.

ITC Great Plains has recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets is $3.7 million and $2.7 million (net of accumulated amortization of $0.1 million and less than $0.1 million) as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, we recognized $3.1 million of amortization expense of our intangible assets. During each of the years ended December 31, 2009 and 2008, we recognized

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2010 to be as follows:

(In thousands)

2011	$3,100
2012	3,100
2013	3,100
2014	3,100
2015	3,100
2016 and thereafter	34,485

Total	$49,985

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment-net consisted of the following at December 31, 2010 and 2009:

(In thousands)	2010	2009

Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$3,722,937	$3,330,057
Construction work in progress	197,985	167,092
Capital equipment inventory	62,168	76,697
Other	12,432	12,114
ITC Holdings and other	6,424	7,149

Total	4,001,946	3,593,109
Less accumulated depreciation and amortization	(1,129,669)	(1,051,045)

Property, plant and equipment-net	$2,872,277	$2,542,064

Additions to property, plant and equipment in service and construction work in progress during 2010 and 2009 were primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

The following amounts were outstanding at December 31, 2010 and 2009:

(In thousands)	2010	2009

ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $302 and $421, respectively)	$266,698	$266,579
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014	50,000	50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $19 and $22, respectively)	254,981	254,978
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $197 and $205, respectively)	254,803	254,795
ITC Holdings 6.050% Senior Notes due January 31, 2018 (net of discount of $1,118 and $1,276, respectively)	383,882	383,724
ITC Holdings 5.500% Senior Notes due January 15, 2020 (net of discount of $1,186 and $1,319, respectively)	198,814	198,681
ITC Holdings Revolving Credit Agreement due March 29, 2012	—	—
ITCTransmission 4.45% First Mortgage Bonds, Series A, due July 15, 2013 (net of discount of $30 and $42, respectively)	184,970	184,958
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $93 and $96, respectively)	99,907	99,904
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 1, 2018 (net of discount of $83 and $95, respectively)	99,917	99,905
ITCTransmission/METC Revolving Credit Agreement due March 29, 2012	13,800	57,803
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014	50,000	50,000
METC 5.64% Senior Secured Notes due May 6, 2040	50,000	—
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $476 and $493, respectively)	174,524	174,507
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	40,000
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	35,000
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75,000	35,000
ITC Midwest Revolving Credit Agreement due January 29, 2013	39,600	23,564

Total long-term debt	$2,496,896	$2,434,398

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual maturities of long-term debt as of December 31, 2010 are as follows:

(In thousands)

2011	$—
2012	13,800
2013	491,600
2014	100,000
2015	175,000
2016 and thereafter	1,720,000

Total	$2,500,400

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

In December 2009, we repaid in full all amounts outstanding under the Term Loan Agreement using proceeds of ITC Holdings’ $200.0 million 5.50% Senior Notes due January 15, 2020. ITC Holdings incurred a loss on extinguishment of debt of $1.3 million related to the write-off of deferred debt issuance costs.

Senior Notes

The ITC Holdings Senior Notes are issued under ITC Holdings’ indenture. All issuances of ITC Holdings Senior Notes are unsecured.

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

The interest rate swap calls for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 3.60% effective for the ten-year period beginning July 15, 2013. The agreement will be terminated no later than the effective date of the interest rate swap of July 15, 2013. The interest rate swap has been determined to be highly effective at offsetting changes in the cash flows of the forecasted interest payments associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swap to the issuance date of the debt obligation. As of December 31, 2010, there has been no ineffectiveness recorded on the consolidated statement of operations. The interest rate swap qualifies for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of December 31, 2010, the fair value of the derivative instrument was an asset of $3.1 million.

Revolving Credit Agreements

ITC Holdings Revolving Credit Agreement

ITC Holdings has a revolving credit agreement, (the “ITC Holdings Revolving Credit Agreement”), dated as of March 29, 2007, that establishes an unguaranteed, unsecured revolving credit facility under which ITC Holdings may borrow and issue letters of credit up to $105.2 million. The maturity date of the ITC Holdings Revolving Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITC Holdings Revolving Credit Agreement, ITC Holdings may extend the maturity date of the ITC Holdings Revolving Credit Agreement for up to two additional one-year periods. Loans under the ITC Holdings Revolving Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Holdings’ credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2010 and 2009, ITC Holdings had no outstanding amounts under the ITC Holdings Revolving Credit Agreement. The ITC Holdings Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.05% to 0.20% each year, depending on ITC Holdings’ credit rating.

ITCTransmission/METC Revolving Credit Agreement

ITCTransmission and METC have a revolving credit agreement (the “ITCTransmission/METC Revolving Credit Agreement”), dated as of March 29, 2007, that establishes an unguaranteed, unsecured revolving credit facility under which ITCTransmission may borrow and issue letters of credit up to

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$88.3 million and METC may borrow and issue letters of credit up to $50.5 million. The maturity date of the ITCTransmission/METC Revolving Credit Agreement is March 29, 2012. With consent of the lenders holding a majority of the commitments under the ITCTransmission/METC Revolving Credit Agreement, ITCTransmission and METC may extend the maturity date of the ITCTransmission/METC Revolving Credit Agreement for up to two additional one-year periods. Loans made under the ITCTransmission/METC Revolving Credit Agreement are variable rate loans, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITCTransmission and METC’s credit ratings and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2010 and 2009, ITCTransmission had $11.6 million and $20.9 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement. At December 31, 2010 and 2009, METC had $2.2 million and $36.9 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement. The weighted-average interest rate of borrowings outstanding under the agreement at December 31, 2010 and 2009 was 3.3% and 0.6%, respectively, for both ITCTransmission and METC. The ITCTransmission/METC Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.05% to 0.20% each year, depending on ITCTransmission’s and METC’s credit ratings.

ITC Midwest Revolving Credit Agreement

ITC Midwest has a revolving credit agreement (the “2008 ITC Midwest Revolving Credit Agreement”), dated as of January 28, 2008, that establishes an unguaranteed, unsecured revolving credit facility under which ITC Midwest may borrow and issue letters of credit up to $41.0 million. The maturity date of the 2008 ITC Midwest Revolving Credit Agreement is January 29, 2013. ITC Midwest’s loans made under the 2008 ITC Midwest Revolving Credit Agreement bear interest at a variable rate, with rates on LIBOR-based loans varying from 20 to 110 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating and the amount of the credit line in use, and rates on other loans at the higher of prime or 50 basis points over the federal funds rate. At December 31, 2010 and 2009, ITC Midwest had $39.6 million and $23.6 million, respectively, outstanding under the 2008 ITC Midwest Revolving Credit Agreement. The weighted-average interest rate of borrowings outstanding under the agreement was 0.6% at both December 31, 2010 and 2009. The 2008 ITC Midwest Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.05% to 0.20% each year, depending on ITC Midwest’s credit rating.

On February 11, 2011, ITC Midwest entered into a new revolving credit agreement (the “2011 ITC Midwest Revolving Credit Agreement”) that establishes an unguaranteed, unsecured revolving facility under which ITC Midwest may borrow up to $75.0 million, in addition to the borrowing capacity under the 2008 ITC Midwest Revolving Credit Agreement. The maturity date of the 2011 ITC Midwest Revolving Credit Agreement is February 11, 2013. ITC Midwest’s loans made under the 2011 ITC Midwest Revolving Credit Agreement bear interest at a variable rate, with rates on LIBOR-based loans varying from 125 to 150 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating, and rates on other loans at the higher of prime, 50 basis points over the federal funds rate or 100 basis points over the one month LIBOR plus an applicable margin varying from 25 basis points to 50 basis points in each case, depending on ITC Midwest’s credit rating. The 2011 ITC Midwest Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.125% to 0.175% each year, depending on ITC Midwest’s credit rating.

ITC Great Plains Revolving Credit Agreement

On February 16, 2011, ITC Great Plains entered into a revolving credit agreement (the “ITC Great Plains Revolving Credit Agreement”) that established an unguaranteed, unsecured revolving credit facility

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under which ITC Great Plains may borrow and issue letters of credit up to $150.0 million. The maturity date of the ITC Great Plains Revolving Credit Agreement is February 16, 2015. ITC Great Plain’s loans made under the ITC Great Plains Revolving Credit Agreement will bear interest at a variable rate, with rates on LIBOR-based loans varying from 150 to 275 basis points over the applicable LIBOR rate, depending on ITC Great Plains’ credit rating and rates on other loans at the higher of prime, 50 basis points over the federal funds rate or 100 basis points over the one month LIBOR rate plus an applicable margin varying from 50 basis points to 175 basis points in each case, depending on ITC Great Plains credit rating. The ITC Great Plains Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.25% to 0.50% each year, depending on ITC Great Plains’ credit rating.

Lehman Commitment

On July 22, 2010, we amended our revolving credit facilities to remove Lehman Brothers Bank, FSB’s unfulfilled commitments of $19.8 million, $16.7 million, $9.5 million and $9.0 million for ITC Holdings, ITCTransmission, METC and ITC Midwest, respectively, and to permit us in the future to terminate or replace certain lenders that default on their obligations under the credit facilities.

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

We report both basic and diluted earnings per share. A reconciliation of both calculations for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

(In thousands, except share, per share data and percentages)	2010	2009	2008

Numerator:
Net income	$145,678	$130,900	$109,208
Less: dividends declared — common shares, restricted shares and deferred stock units(a)	(66,017)	(62,392)	(58,933)

Undistributed earnings	79,661	68,508	50,275
Percentage allocated to common shares(b)	98.3%	98.6%	98.9%

Undistributed earnings — common shares	78,307	67,549	49,722
Add: dividends declared — common shares	64,926	61,517	58,318

Numerator for basic and diluted earnings per common share	$143,233	$129,066	$108,040

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,526,580	49,196,470	48,592,534
Incremental shares for stock options and employee stock purchase plan	871,459	880,963	1,035,353

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,398,039	50,077,433	49,627,887

Per common share net income:
Basic	$2.89	$2.62	$2.22
Diluted	$2.84	$2.58	$2.18

(a) Includes dividends paid in the form of shares for deferred stock units
(b) Weighted-average common shares outstanding	49,526,580	49,196,470	48,592,534
Weighted-average restricted shares and deferred stock units (participating securities)	842,108	705,716	517,248

Total	50,368,688	49,902,186	49,109,782

Percentage allocated to common shares	98.3%	98.6%	98.9%

Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share.

The retroactive application of the two-class method resulted in a decrease in basic earnings per share of $0.03 per share for the year ended December 31, 2008 as compared to the earnings per share calculations used and disclosed in our Form 10-K for the annual period ended December 31, 2008. The retroactive application of the two-class method decreased diluted earnings per share by $0.01 per share for the year ended December 31, 2008.

At December 31, 2010, 2009 and 2008, we had 2,436,742, 2,673,121 and 2,603,115 of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the treasury stock method, unless the effect of including the stock options would be anti-dilutive. At December 31, 2010, 2009, and 2008, 225,740, 814,914 and 502,511 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.

10.	INCOME TAXES

Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2010	2009	2008

Income tax expense at 35% statutory rate	$79,776	$72,965	$61,765
State income taxes (net of federal benefit)	4,208	7,230	6,769
Valuation allowance — state income taxes	1,719	785	1,829
AFUDC equity	(3,998)	(4,336)	(3,601)
Other — net	549	928	500

Income tax provision	$82,254	$77,572	$67,262

Components of the income tax provision were as follows:

(In thousands)	2010	2009	2008

Current income tax expense	$5,508	$2,571	$2,208
Deferred income tax expense	6,989	74,001	65,054
Benefits of operating loss carryforward	69,757	1,000	—

Total income tax provision	$82,254	$77,572	$67,262

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets (liabilities) consisted of the following at December 31:

(In thousands)	2010	2009

Property, plant and equipment	$(246,354)	$(209,169)
Federal income tax NOLs	2,347	80,437
Michigan Business Tax deductions	21,697	21,697
METC regulatory deferral(a)	(16,947)	(17,395)
Acquisition adjustments — ADIT deferrals(a)	(16,454)	(15,704)
Goodwill	(75,017)	(57,555)
Revenue accruals/deferrals — net (including accrued interest)(a)	9,522	(41,970)
Pension and postretirement liabilities	14,030	12,506
State income tax NOLs	20,152	17,103
Other — net	(25,706)	(18,994)
Deferred tax asset valuation allowance(b)	(2,645)	(2,613)

Net deferred tax liabilities	$(315,375)	$(231,657)

Gross deferred income tax liabilities	$(414,616)	$(382,244)
Gross deferred income tax assets	101,886	153,200
Deferred tax asset valuation allowance(b)	(2,645)	(2,613)

Net deferred tax liabilities	$(315,375)	$(231,657)

(a)	Described in Note 5.

(b)	Amounts relate primarily to state income tax NOLs for which it is more likely than not that a tax benefit will not be realized.

We have estimated federal income tax NOLs of $61.2 million as of December 31, 2010, all of which we expect to use prior to their expiration. These federal income tax NOLs result in part from accelerated depreciation methods for property, plant and equipment for income tax reporting purposes. Portions of our federal income tax NOLs would expire beginning in 2019, with the majority of federal income tax NOLs expiring in 2028 and 2029.

Included in the $61.2 million total estimated federal income tax NOLs is $54.5 million ($19.1 million tax effected) of federal income tax NOLs relating to tax deductions for share-based compensation not recognized in the consolidated financial statements. The accounting standards for share-based compensation require that the tax deductions that exceed book value be recognized as increases to common stock only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction. For the years ended December 31, 2010, 2009 and 2008, we did not recognize the tax effects of the excess federal tax deductions as increases in common stock or increases to NOL deferred tax assets, as the deductions have not resulted in a reduction of taxes payable due to our federal income tax NOLs. For the year ended December 31, 2010 and 2009, we recognized the tax effects of the excess state tax deduction as common stock of $0.3 million and $0.1 million, respectively. No state tax deductions were recognized for the year ended December 31, 2008.

METC Uncertain Tax Position

At December 31, 2009, we had an uncertain tax position resulting from an analysis we performed on various transaction costs incurred in connection with the METC acquisition. In applying the measurement provisions of income taxes, this tax position resulted in an immaterial reduction to the deferred tax asset

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in purchase accounting. This tax position was settled in January 2010 upon completion of the Internal Revenue Service audit of our 2006 tax year. The settlement of this tax position resulted in a reduction of our income tax provision by $0.7 million when recorded in the first quarter of 2010.

11.	RETIREMENT BENEFITS AND ASSETS HELD IN TRUST

Retirement Plan Benefits

We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We made contributions of $6.1 million, $3.2 million and $2.1 million to the retirement plan in 2010, 2009 and 2008, respectively, although we had no minimum funding requirements. We expect to contribute up to $3.6 million to the defined benefit retirement plan relating to the 2010 plan year in 2011.

We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. The obligations under these supplemental nonqualified plans are included in the pension benefit obligation calculations below. The investments in trust for the supplemental nonqualified retirement plans of $10.8 million and $9.4 million at December 31, 2010 and 2009, respectively, are not included in the pension plan asset amounts presented below, but are included in other assets on our consolidated statement of financial position. For the years ended December 31, 2010, 2009 and 2008, we contributed $0.5 million, $4.0 million and $1.0 million, respectively, to these supplemental nonqualified, noncontributory, retirement benefit plans. We account for the assets contributed under the supplemental nonqualified, noncontributory, retirement benefit plan and held in a trust as trading securities under the ASC for certain investments in debt and equity securities. Accordingly, realized and unrealized gains or losses on the investments are recorded as investment income or loss. We recognized gains of $0.9 million and $0.7 million in other income during 2010 and 2009, respectively, and losses of $1.8 million in other expenses during 2008 associated with realized and unrealized gains and losses on the investments held in trust associated with our supplemental nonqualified retirement plans.

The plan assets consisted of the following assets by category:

Asset Category	2010	2009

Fixed income securities	47.2%	57.8%
Equity securities	52.8%	42.2%

Total	100.0%	100.0%

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension cost for 2010, 2009 and 2008 includes the following components:

(In thousands)	2010	2009	2008

Service cost	$2,868	$2,674	$1,977
Interest cost	2,222	1,691	1,164
Expected return on plan assets	(1,388)	(987)	(1,038)
Amortization of prior service cost	(42)	(42)	(882)
Amortization of actuarial loss	1,722	2,250	1,762

Net pension cost	$5,382	$5,586	$2,983

The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of December 31, 2010 and 2009:

(In thousands)	2010	2009

Change in Benefit Obligation:
Beginning projected benefit obligation	$(35,734)	$(26,175)
Service cost	(2,868)	(2,674)
Interest cost	(2,222)	(1,691)
Actuarial net loss	(4,856)	(5,820)
Benefits paid	576	626

Ending projected benefit obligation	$(45,104)	$(35,734)
Change in Plans’ Assets:
Beginning plan assets at fair value	$16,503	$12,294
Actual return on plan assets	2,632	1,648
Employer contributions	6,088	3,187
Benefits paid	(576)	(626)

Ending plan assets at fair value	$24,647	$16,503

Funded status, underfunded	$(20,457)	$(19,231)

Ending accumulated benefit obligation	$(33,830)	$(25,534)
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(23,165)	$(19,231)
Pension assets — other assets — other	2,708	—

Total	$(20,457)	$(19,231)

Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$13,288	$11,398
Prior service credit	(142)	(184)

Total	$13,146	$11,214

The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with the guidance for employers’ accounting for pensions are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 5.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also recorded a deferred income tax liability on the regulatory asset in deferred income tax liabilities on our consolidated statements of financial position. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

Actuarial assumptions used to determine the benefit obligation for 2010, 2009 and 2008 are listed below:

	2010	2009	2008

Discount rate	5.60%	6.00%	5.95%
Annual rate of salary increases	5.00%	5.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2010, 2009 and 2008 are listed below:

	2010	2009	2008

Discount rate	6.00%	5.95%	6.19%
Annual rate of salary increases	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.50%	7.25%	7.25%

At December 31, 2010, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)

2011	$575
2012	1,202
2013	1,914
2014	3,388
2015	3,830
2016 through 2020	22,525

Investment Objectives and Fair Value Measurement

The general investment objectives of the qualified retirement benefit plan includes maximizing the return within reasonable and prudent levels of risk and controlling administrative and management costs. The targeted asset allocation is weighted equally between equity and fixed income investments. Investment decisions are made by our retirement benefits board as delegated by our board of directors. Equity investments may include various types of U.S. and international equity securities, such as large-cap, mid-cap and small-cap stocks. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. No investments are prohibited for use in the retirement plan, including derivatives, but our exposure to derivatives currently is not material. We intend that the long-term capital growth of the retirement plan, together with employer contributions, will provide for the payment of the benefit obligations.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value measurement of the retirement plan as of December 31, 2010, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Pooled separate accounts — U.S. equity securities	$—	$10,502	$—
Pooled separate accounts — international equity securities	—	2,506	—
Pooled separate accounts — fixed income securities	—	9,999	—
Guaranteed deposit fund	—	1,640	—

Total	$—	$24,647	$—

The fair value measurement of the retirement plan as of December 31, 2009, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Short term investments	$—	$3,599	$—
Pooled separate accounts — U.S. equity securities	—	5,487	—
Pooled separate accounts — international equity securities	—	1,469	—
Pooled separate accounts — fixed income securities	—	4,618	—
Guaranteed deposit fund	—	1,330	—

Total	$—	$16,503	$—

Other Postretirement Benefits

We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $3.1 million, $2.5 million and $1.3 million to the postretirement benefit plan in 2010, 2009 and 2008, respectively. We expect to contribute up to $3.5 million to the plan in 2011.

The plan assets consisted of the following assets by category:

Asset Category	2010	2009

Fixed income securities	53.2%	73.3%
Equity securities	46.8%	26.7%

Total	100.0%	100.0%

Our measurement of the accumulated postretirement benefit obligation as of December 31, 2010 and 2009 does not reflect any potential amounts associated with subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement cost for 2010, 2009 and 2008 includes the following components:

(In thousands)	2010	2009	2008

Service cost	$2,809	$1,841	$1,632
Interest cost	984	921	672
Expected return on plan assets	(469)	(228)	(218)
Amortization of unrecognized prior service cost	313	314	580
Amortization of actuarial loss	—	166	—

Net postretirement cost	$3,637	$3,014	$2,666

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2010 and 2009:

(In thousands)	2010	2009

Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(17,757)	$(13,419)
Service cost	(2,809)	(1,841)
Interest cost	(984)	(921)
Actuarial net loss	(1,189)	(1,625)
Benefits paid	330	49

Ending accumulated postretirement obligation	$(22,409)	$(17,757)
Change in Plan’s Assets:
Beginning plan assets at fair value	$5,830	$3,005
Actual return on plan assets	850	297
Employer contributions	3,083	2,528
Employer provided retiree premiums	330	49
Benefits paid	(330)	(49)

Ending Plan assets at fair value	$9,763	$5,830

Funded status, underfunded	$(12,646)	$(11,927)

Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(12,646)	$(11,927)

Total	$(12,646)	$(11,927)

Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$3,121	$2,314
Prior service cost	438	751

Total	$3,559	$3,065

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of financial position. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.

Actuarial assumptions used to determine the benefit obligation for 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Discount rate	5.60%	6.00%	5.95%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	9.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2015
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Discount rate	6.00%	5.95%	6.19%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	9.00%	10.00%	10.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

At December 31, 2010, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)

2011	$202
2012	284
2013	419
2014	592
2015	742
2016 through 2020	8,141

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2010 and the postretirement benefit obligation at December 31, 2010:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost	$681	$(545)
Effect on postretirement benefit obligation	2,524	(2,053)

Investment Objectives and Fair Value Measurement

The general investment objectives of the qualified other postretirement benefit plans include maximizing the return within reasonable and prudent levels of risk and controlling administrative and management costs. The targeted asset allocation is weighted equally between equity and fixed income investments. Investment decisions are made by our retirement benefits board as delegated by our board of directors. Equity investments may include various types of U.S. and international equity securities, such as

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

large-cap, mid-cap and small-cap stocks. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. No investments are prohibited for use in the other postretirement plan, including derivatives, but our exposure to derivatives currently is not material. We intend that the long-term capital growth of the other postretirement plans, together with employer contributions, will provide for the payment of the benefit obligations.

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

The fair value measurement of the other postretirement benefit plans as of December 31, 2010, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents	$27	$—	$—
Pooled separate accounts — U.S. equity securities	—	859	—
Pooled separate accounts — international equity securities	—	188	—
Pooled separate accounts — fixed income securities	—	813	—
Mutual funds — equity securities	3,515	—	—
Mutual funds — fixed income securities	3,350	—	—
Guaranteed deposit fund	—	1,011	—

Total	$6,892	$2,871	$—

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value measurement of the other postretirement benefit plans as of December 31, 2009, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents	$2,836	$—	$—
Pooled separate accounts — U.S. equity securities	—	723	—
Pooled separate accounts — international equity securities	—	174	—
Pooled separate accounts — fixed income securities	—	749	—
Mutual funds — equity securities	662	—	—
Mutual funds — fixed income securities	519	—	—
Guaranteed deposit fund	—	167	—

Total	$4,017	$1,813	$—

Defined Contribution Plans

We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2.7 million, $2.6 million and $1.8 million in 2010, 2009 and 2008, respectively.

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

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$10	$84,726	$—
Mutual funds — fixed income securities	10,479	—	—
Mutual funds — equity securities	876	—	—
Interest rate swap derivative	—	3,099	—

Total	$11,365	$87,825	$—

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$70,558	$—	$—
Mutual funds — fixed income securities	6,091	—	—
Mutual funds — equity securities	3,775	—	—

Total	$80,424	$—	$—

As of December 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities discussed in Note 11 and our interest rate swap discussed in Note 8. Our investments included in cash equivalents consist of money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds and equity securities that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivative as of December 31, 2010 is determined based on a discounted cash flow method.

We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not take any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the year ended December 31, 2010.

Fair Value of Long-Term Debt

Fixed Rate Long-Term Debt

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt as described in Note 8, excluding revolving credit agreements, was $2,747.2 million and $2,165.9 million at December 31, 2010 and 2009, respectively. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.5 million and $2,353.0 million at December 31, 2010 and 2009, respectively.

Revolving Credit Agreements

At December 31, 2010 and 2009, we had a consolidated total of $53.4 million and $81.4 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value.

Trade Accounts Receivables and Payables

As of December 31, 2010, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCKHOLDERS’ EQUITY

Common Stock

General — ITC Holdings’ authorized capital stock consists of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.

As of December 31, 2010, there were 50,715,805 shares of our common stock outstanding, no shares of preferred stock outstanding and 515 holders of record of our common stock.

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

Each of the ITC Holdings Revolving Credit Agreement, the ITCTransmission/METC Revolving Credit Agreement, the ITC Midwest Revolving Credit Agreements, the ITC Great Plains Revolving Credit Agreement and the note purchase agreements governing ITC Holdings’ Senior Notes imposes restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.

Pursuant to the requirements of SEC Regulation S-X Rule 4-08(e), Schedule I is required because of restrictions which limit the payment of dividends to ITC Holdings by its subsidiaries. ITCTransmission, METC and ITC Midwest are restricted by their revolving credit agreements in their ability to pay dividends to ITC Holdings. In the event of default on our revolving credit agreements or non-compliance with the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants under our revolving credit agreements, we may not be able to disburse dividends. ITCTransmission, METC and ITC Midwest were in compliance with the covenants under their revolving credit agreements during 2010.

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

Repurchases — In 2010 and 2009, we repurchased 1,057 and 700 shares of common stock for an aggregate of $0.1 million and less than $0.1 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock. No shares of common stock were repurchased during 2008.

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

ITC Holdings Sales Agency Financing Agreement

On June 27, 2008, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFE Agreement”) with BNY Mellon Capital Markets, LLC (“BNYMCM”). Under the terms of the SAFE Agreement, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales price of $150.0 million. The term of the SAFE Agreement is for a period of up to June 2011, subject to continued approval from the FERC authorizing ITC Holdings to issue equity. BNYMCM will act as ITC Holdings’ agent in connection with any offerings of shares under the SAFE Agreement. The shares of common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. Any shares of common stock sold under the SAFE Agreement will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to BNYMCM (i) the aggregate selling price of the shares of common stock to be sold during each selling period, which may not exceed $40.0 million without BYNMCM’s prior written consent and (ii) the minimum price below which sales may not be made, which may not be less than $10.00 per share without BNYMCM’s prior written consent. ITC Holdings will pay BNYMCM a commission equal to 1% of the sales price of all shares of common stock sold through it as agent under the SAFE Agreement, plus expenses. The shares we would issue under the SAFE Agreement have been registered under ITC Holdings’ automatic shelf registration statement on Form S-3 (File No. 333- 163716) filed on December 14, 2009 with the SEC. As of December 31, 2010, we have not issued shares under the SAFE Agreement.

14.	SHARE-BASED COMPENSATION

Our Long Term Incentive Plan, which was adopted in 2006 and amended and restated in 2008 (the “LTIP”), permits the compensation committee to make grants of a variety of share-based awards (such as

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, restricted shares and deferred stock units) for a cumulative amount of up to 4,950,000 shares to employees, directors and consultants. The LTIP provides that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2012. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Stock Purchase and Option Plan (the “2003 Plan”), including options and restricted stock. In addition, our board of directors and shareholders approved the ESPP, which we implemented effective April 1, 2007. The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units. As of December 31, 2010, 3,305,528 shares were available for future issuance under our 2003 Plan, ESPP and 2006 LTIP, including 2,436,742 shares issuable upon the exercise of outstanding stock options, of which 1,778,451 were vested.

We recorded share-based compensation in 2010, 2009 and 2008 as follows:

(In thousands)	2010	2009	2008

Operation and maintenance expenses	$2,098	$1,581	$1,152
General and administrative expenses	8,074	4,999	4,674
Amounts capitalized to property, plant and equipment	4,702	3,426	1,446

Total share-based compensation	$14,874	$10,006	$7,272

Total tax benefit recognized in the consolidated statement of operations	$4,028	$2,621	$2,328

Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as common stock only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the year ended December 31, 2010, 2009 and 2008, we did not recognize excess federal tax deductions for option exercises and restricted stock vesting of $6.1 million, $2.4 million, and $2.0 million, respectively, in common stock, as the deductions have not resulted in a cash benefit due to our federal income tax NOLs. We will recognize these excess federal tax deductions in common stock when the tax benefits are realized. For the year ended December 31, 2010 and 2009, we recognized the tax effects of the excess state tax deduction as common stock of $0.3 million and $0.1 million, respectively. No state tax deduction was recognized for the year ended December 31, 2008.

Options

Our option grants vest in equal annual installments over a three- or five-year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date. Stock option activity for 2010 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2010 (1,852,682 exercisable with a weighted average exercise price of $16.50)	2,673,373	$24.10
Granted	232,537	52.47
Exercised	(464,264)	16.65
Forfeited	(4,904)	40.64

Outstanding at December 31, 2010 (1,778,451 exercisable with a weighted average exercise price of $21.21)	2,436,742	$27.96

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant date fair value of the stock options was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2010	2009	2008
	Option Grants	Option Grants	Options Grants

Weighted-average grant-date fair value per option	$16.01	$11.93	$13.31
Weighted-average expected volatility(a)	37.4%	37.5%	24.7%
Weighted-average risk-free interest rate	2.5%	2.4%	3.4%
Weighted-average expected term(b)	6 years	6 years	6 years
Weighted-average expected dividend yield	2.44%	2.95%	2.14%
Estimated fair value of underlying shares	$52.47	$41.37	$56.88

(a)	We estimated volatility using the historical volatility of our stock.

(b)	The expected term represents the period of time that options granted are expected to be outstanding. We have utilized the simplified method permitted under share-based award accounting standards in determining the expected term for all option grants as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

At December 31, 2010, the aggregate intrinsic value and the weighted-average remaining contractual term for all outstanding options were approximately $82.4 million and 5.2 years, respectively. At December 31, 2010, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $72.5 million and 4.2 years, respectively. The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 were $19.3 million, $7.5 million and $6.2 million, respectively. At December 31, 2010, the total unrecognized compensation cost related to the unvested options awards was $5.8 million and the weighted-average period over which it is expected to be recognized was 1.8 years.

We estimate that 2,411,840 of the options outstanding at December 31, 2010 will vest, including those already vested. The weighted-average exercise price, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2010 was $28.00 per share, $82.0 million and 5.2 years, respectively.

Restricted Stock Awards

Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted-average expected remaining vesting period at December 31, 2010 is 1.6 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse.

Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity for 2010 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted stock awards at January 1, 2010	756,939	$44.55
Granted	152,737	53.28
Vested	(9,932)	40.87
Forfeited	(14,404)	45.10

Unvested restricted stock awards at December 31, 2010	885,340	$46.12

The weighted-average grant date fair value of restricted stock awarded during 2009 and 2008 was $41.81 and $55.07 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2010 was $54.9 million. The aggregate fair value of restricted stock awards that vested during 2010, 2009 and 2008 was $0.6 million, $0.3 million and $0.1 million, respectively. At December 31, 2010, the total unrecognized compensation cost related to the restricted stock awards was $19.1 million and the weighted-average period over which that cost is expected to be recognized was 2.1 years.

As of December 31, 2010, we estimate that 796,238 shares of the restricted shares outstanding at December 31, 2010 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted-average remaining contractual term for restricted shares that are expected to vest is $45.92 per share, $49.4 million and 1.5 years, respectively.

Employee Stock Purchase Plan

The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2010, 2009 and 2008, employees purchased 24,840, 28,681 and 18,593 shares, respectively, resulting in proceeds from the sale of our common stock of $1.1 million, $1.1 million and $0.8 million, respectively, under the ESPP. The total share-based compensation amortization for the ESPP was $0.3 million, $0.3 million and $0.2 million in 2010, 2009 and 2008, respectively.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred stock unit activity for 2010 was as follows:

	Number of	Weighted-
	Deferred	Average
	Stock	Grant Date
	Units	Fair Value

Deferred stock units at January 1, 2010	10,731	$55.16
Granted	122	57.60
Vested	(5,364)	55.16

Deferred stock units at December 31, 2010	5,489	$55.21

The weighted-average grant date fair value of deferred stock units awarded during 2009 and 2008 was $43.54 and $55.49 per share, respectively. The aggregate fair value of deferred stock units as of December 31, 2010 was $0.3 million. The aggregate fair value of deferred stock units that vested as of December 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively. The weighted-average remaining contractual term for the deferred stock units outstanding as of December 31, 2010 was 0.1 years. As of December 31, 2010, there is no unrecognized compensation costs related to the deferred stock units and we expect all of the deferred stock units to vest.

15.	JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES

Our MISO Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines. We account for these jointly owned assets by recording property, plant and equipment for our percentage of ownership interest. Various agreements provide the authority for construction of capital improvements and for the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest. Our MISO Regulated Operating Subsidiaries’ participating share of expenses associated with these jointly held assets are primarily recorded within operating and maintenance expense on our consolidated statement of operations.

We have investments in jointly owned utility assets as shown in the table below as of December 31, 2010:

		Construction
(In thousands)	Net Investment(a)	Work in Progress

Substations	$16,904	$1,453
Lines	83,934	—

Total	$100,838	$1,453

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.

ITCTransmission

The Michigan Public Power Agency (the “MPPA”) has a 50.4% ownership interest in two ITCTransmission 345 kV transmission lines. ITCTransmission’s net investment in these two lines totaled $21.5 million as of December 31, 2010. The MPPA’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.

METC

METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipals and other generators. As of December 31, 2010, METC had net investments in jointly owned assets within substations including jointly owned assets under construction totaling $10.7 million of which METC’s ownership percentages for these jointly owned substation assets ranged from 6.3% to 92.0%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2010, METC had net investments in jointly shared transmission lines totaling $41.0 million of which METC’s ownership percentages for these jointly owned lines ranged from 35.2% to 64.5%.

ITC Midwest

ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2010, ITC Midwest had net investments in jointly shared substations facilities including jointly shared substations facilities under construction totaling $7.7 million of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 48.0% to 70.0%. As of December 31, 2010, ITC Midwest had net investments in jointly shares transmission lines including jointly shared transmission lines under construction totaling $21.4 million of which ITC Midwest’s ownership percentage for the jointly owned substation facilities and lines ranged from 28.0% to 70.0%.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2010 is estimated to be approximately $7.4 million, which includes approximately $3.5 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $9.9 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.

FERC audit of ITC Midwest

The staff of the FERC has conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition by ITC Midwest of the transmission assets of Interstate Power and Light Company. On February 8, 2011, FERC staff provided a draft audit report to us for review and comment. The draft audit report contains certain proposed findings and recommendations which, if finalized and approved by FERC, have the potential to result in adjustments to ITC Midwest’s revenue requirement calculations for 2008 through 2010 which could result in refunds and have a negative effect on our results of operations. We intend to both vigorously defend our position and seek an agreed-upon resolution of the audit findings. We believe it is reasonably possible for an unfavorable outcome, but do not believe the range of potential loss would be material to the consolidated financial statements.

Purchase Obligations and Leases

At December 31, 2010, we had purchase obligations of $54.7 million representing commitments for materials, services and equipment that had not been received as of December 31, 2010, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2011.

We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $0.9 million, $0.4 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”

Future minimum lease payments under the leases at December 31, 2010 were:

(In thousands)

2011	$429
2012	424
2013	405
2014	331
2015 and thereafter	9

Total minimum lease payments	$1,598

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

ITCTransmission

In August 2003, ITCTransmission entered into an Operation and Maintenance Agreement with its primary maintenance contractor and a Supply Chain Management Agreement with its primary purchasing and inventory management contractor. ITCTransmission is not obligated to take any specified amount of services under the terms of the Operation and Maintenance Agreement or the Supply Chain Management Agreement, which have five-year terms ending August 29, 2013 and automatically renew for additional five year terms unless terminated by either party.

METC

Amended and Restated Purchase and Sale Agreement for Ancillary Services with Consumers Energy.  Under the Purchase and Sale Agreement for Ancillary Services with Consumers Energy (the “Ancillary Services Agreement”), Consumers Energy provides reactive power, balancing energy, load following and spinning and supplemental reserves that are needed by METC and MISO. These ancillary services are a necessary part of the provision of transmission service. This agreement is necessary because METC does not own any generating facilities and therefore must procure ancillary services from third party suppliers including Consumers Energy. The Ancillary Services Agreement establishes the terms and conditions under which METC obtains ancillary services from Consumers Energy. Consumers Energy will offer all ancillary services as required by FERC Order No. 888 at FERC-approved rates. METC is not precluded from procuring these services from third party suppliers and is free to purchase ancillary services from unaffiliated generators located within its control area or in neighboring jurisdictions on a non-preferential, competitive basis. This one- year agreement became effective on May 1, 2002 and is automatically renewed each year for successive one-year periods, with the most recent renewal effective May 1, 2010. The Ancillary Services Agreement can be terminated by either party with six months prior written notice. Services performed by Consumers Energy under the Ancillary Services Agreement are charged to operation and maintenance expense.

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

ITC Midwest

Operations Services Agreement For 34.5 kV Transmission Facilities.  ITC Midwest and IP&L have entered into the Operations Services Agreement For 34.5 kV Transmission Facilities (the “OSA”), under which IP&L performs certain operations of ITC Midwest’s 34.5 kV transmission system. The OSA will remain in full force and effect from year to year thereafter until terminated by either party upon not less than one year prior written notice to the other party.

Project Commitment.  In the Minnesota regulatory proceeding to approve ITC Midwest’s asset acquisition, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. To complete this project, the IUB must provide certain regulatory approvals but, due to the current case schedule, we do not expect the approvals to be received in time to allow the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and, therefore, we believe the likelihood of any adverse effect from this matter is remote.

ITC Great Plains

Amended and Restated Maintenance Agreement.  Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains has purchased from Mid-Kansas. The Mid-Kansas Agreement has an initial term of ten years and automatic ten-year renewal terms unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.

Concentration of Credit Risk

Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for approximately 33.1%, 23.6% and 23.9%, respectively, or $230.9 million, $164.6 million and $166.9 million, respectively, of our consolidated operating revenues for the year ended December 31, 2010. These percentages and amounts of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2010 revenue accruals and deferrals that were included in our 2010 operating revenues, but will not be billed or refunded to our customers until 2012. We have assumed that the revenues associated with the revenue accruals and deferrals would be billed or refunded to these customers in 2012 in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2010. Any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP bills customers of ITC Great Plains on a monthly basis and collects fees for the use of ITC Great Plains’ assets. MISO and the SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and the SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

17.	SEGMENT INFORMATION

We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise. We determine our reportable segments based primarily on the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. During the third quarter of 2009, ITC Great Plains implemented its cost-based formula rate in SPP to record revenues. As a result, the newly regulated transmission business at ITC Great Plains is now included in the Regulated Operating Subsidiaries segment.

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

	Regulated
	Operating	ITC Holdings
2010	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$696,885	$425	$—	$(467)	$696,843
Depreciation and amortization	86,621	355	—	—	86,976
Interest expense	54,983	87,665	—	(95)	142,553
Income before income taxes	330,207	(102,275)	—	—	227,932
Income tax provision (benefit)(b)	98,995	(16,741)	—	—	82,254
Net income(b)	231,212	145,678	—	(231,212)	145,678
Property, plant and equipment, net	2,867,008	5,269	—	—	2,872,277
Goodwill	950,163	—	—	—	950,163
Total assets(c)	4,180,485	2,762,210	(11,878)	(2,622,944)	4,307,873
Capital expenditures	391,252	45	—	(2,896)	388,401

	Regulated
	Operating	ITC Holdings
2009	Subsidiaries(a)	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$621,061	$329	$—	$(375)	$621,015
Depreciation and amortization	85,622	327	—	—	85,949
Interest expense	49,605	80,604	—	—	130,209
Income before income taxes	297,241	(88,769)	—	—	208,472
Income tax provision (benefit)(b)	90,532	(12,960)	—	—	77,572
Net income(b)	206,709	130,900	—	(206,709)	130,900
Property, plant and equipment, net	2,535,826	6,238	—	—	2,542,064
Goodwill	950,163	—	—	—	950,163
Total assets(c)	3,890,874	2,614,394	(1,940)	(2,473,612)	4,029,716
Capital expenditures	410,086	47	—	(5,619)	404,514

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Regulated
	Operating	ITC Holdings
2008	Subsidiaries	and Other	Reconciliations	Eliminations	Total
(In thousands)

Operating revenues	$617,924	$254	$—	$(301)	$617,877
Depreciation and amortization	94,477	292	—	—	94,769
Interest expense	43,579	79,394	—	(739)	122,234
Income before income taxes	267,530	(91,060)	—	—	176,470
Income tax provision (benefit)(b)	82,919	(15,657)	—	—	67,262
Net income(b)	184,611	109,208	—	(184,611)	109,208
Property, plant and equipment, net	2,297,799	6,587	—	—	2,304,386
Goodwill	951,319	—	—	—	951,319
Total assets(c)	3,667,660	2,354,510	(3,154)	(2,304,451)	3,714,565
Capital expenditures	398,618	492	—	2,730	401,840

(a)	Amounts include the results of operations from ITC Great Plains for the period August 18, 2009 through December 31, 2009.

(b)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(c)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statement of financial position.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter(a)	Quarter	Year

2010
Operating revenue	$161,288	$168,468	$178,020	$189,067	$696,843
Operating income	85,348	88,898	93,213	89,862	357,321
Net income	34,204	36,301	38,394	36,779	145,678
Basic earnings per share	$0.68	$0.72	$0.76	$0.73	$2.89
Diluted earnings per share	$0.67	$0.71	$0.75	$0.71	$2.84
2009
Operating revenue	$155,941	$157,238	$151,328	$156,508	$621,015
Operating income	74,661	78,267	89,057	84,882	326,867
Net income	28,725	30,793	37,818	33,564	130,900
Basic earnings per share	$0.58	$0.62	$0.76	$0.67	$2.62
Diluted earnings per share	$0.57	$0.61	$0.74	$0.66	$2.58

(a)	During 2009, we recognized $10.0 million of regulatory assets associated with both the start-up and development costs at ITC Great Plains and development costs for the KETA project. Upon initial establishment of these regulatory assets in the third quarter of 2009, $8.2 million of operating expenses were reversed of which $5.9 million were incurred in periods prior to 2009. This resulted in an increase in operating income, net income and earnings per share in the third quarter of 2009 as compared to other quarters in 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plans

At December 31, 2010, the 2003 Stock Purchase and Option Plan and the LTIP were in place, pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors, as well as the ESPP. Each of these plans has been approved by shareholders.

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2010 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)

Equity compensation plans approved by shareholders	2,437	$27.96	3,306

(a)	The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2010 upon exercise of stock options; 2) the number of common shares to be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITC HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.

CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
	2010	2009
(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$71,384	$70,583
Accounts receivable from subsidiaries	49,645	30,373
Deferred income taxes	—	4,672
Other	2,520	438

Total current assets	123,549	106,066
Other assets
Investment in subsidiaries	2,492,969	2,375,583
Deferred income taxes	9,474	30,675
Deferred financing fees (net of accumulated amortization of $5,397 and $4,610, respectively)	9,094	10,296
Other	33,877	24,156

Total other assets	2,545,414	2,440,710

TOTAL ASSETS	$2,668,963	$2,546,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,804	$3,432
Accrued payroll	18,606	13,648
Accrued interest	30,827	26,352
Deferred income taxes	2,348	—
Other	931	52

Total current liabilities	54,516	43,484
Accrued pension and other postretirement liabilities	35,811	31,158
Other	2,025	1,854
Long-term debt (net of discounts of $2,822 and $3,243, respectively)	1,459,178	1,458,757
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,715,805 and 50,084,061 shares issued and outstanding at December 31, 2010 and 2009, respectively	886,808	862,512
Retained earnings	229,437	149,776
Accumulated other comprehensive loss	1,188	(765)

Total stockholders’ equity	1,117,433	1,011,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,668,963	$2,546,776

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
	2010	2009	2008
(In thousands)

Other income	$1,518	$1,154	$1,392
General and administrative expense	(8,899)	(5,539)	(5,232)
Interest expense	(87,610)	(80,638)	(79,394)
Loss on extinguishment of debt	—	(1,263)	—
Other expense	(281)	(344)	(1,965)

LOSS BEFORE INCOME TAXES	(95,272)	(86,630)	(85,199)
INCOME TAX BENEFIT	(41,457)	(35,798)	(35,881)

LOSS AFTER TAXES	(53,815)	(50,832)	(49,318)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	199,493	181,732	158,526

NET INCOME	$145,678	$130,900	$109,208

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant

ITC HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
	2010	2009	2008
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,678	$130,900	$109,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in subsidiaries’ earnings	(199,493)	(181,732)	(158,526)
Dividends from subsidiaries	231,101	189,200	84,039
Deferred income tax expense	(34,623)	(31,776)	(36,109)
Intercompany tax payments from subsidiaries	59,643	26,950	30,900
Share-based compensation expense	14,874	10,006	7,272
Other	1,795	3,369	2,341
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(26,361)	(14,377)	15,376
Other current assets	(2,082)	(18)	4
Accrued payable	(1,539)	(342)	622
Accrued payroll	4,958	3,319	1,848
Accrued interest	4,475	517	8,355
Other current liabilities	3,156	(2,617)	(528)
Non-current assets and liabilities, net	(1,806)	(1,731)	4,673

Net cash provided by operating activities	199,776	131,668	69,475
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(141,904)	(152,522)	(117,050)
Proceeds from sale of securities	14,576	—	—
Purchases of securities	(14,587)	—	—
Repayment of advance to ITC Midwest	—	—	175,000
Other	—	3,495	—

Net cash (used in) provided by investing activities	(141,915)	(149,027)	57,950
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	298,670	383,422
Repayment of long-term debt	—	(100,000)	(765,000)
Borrowings under revolving credit agreements	—	90,715	153,807
Repayments of revolving credit agreements	—	(158,668)	(131,954)
Issuance of common stock	8,908	3,575	310,543
Dividends on common stock	(66,041)	(62,408)	(58,935)
Debt issuance costs	(185)	(3,412)	(575)
Other	258	98	(881)

Net cash (used in) provided by financing activities	(57,060)	68,570	(109,573)

NET INCREASE IN CASH AND CASH EQUIVALENTS	801	51,211	17,852
CASH AND CASH EQUIVALENTS — Beginning of period	70,583	19,372	1,520

CASH AND CASH EQUIVALENTS — End of period	$71,384	$70,583	$19,372

Supplementary cash flows information:
Interest paid	$81,416	$78,181	$68,794
Income taxes paid	8,844	1,967	1,317
Supplementary noncash investing and financing activities:
Equity transfers to subsidiaries	7,090	4,149	3,537

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

2.	LONG-TERM DEBT

As of December 31, 2010, the maturities of our long-term debt outstanding were as follows:

(In thousands)

2011	$—
2012	—
2013	267,000
2014	50,000
2015	—
2016 and thereafter	1,145,000

Total	$1,462,000

Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes and the ITC Holdings Revolving Credit Agreement and related items.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $1,634.7 million at December 31, 2010. The total book value of the ITC Holdings Senior Notes net of discount is $1,459.2 million at December 31, 2010.

At December 31, 2010, we were in compliance with all covenants.

3.	RELATED-PARTY TRANSACTIONS

ITCTransmission, MTH, ITC Midwest and other subsidiaries paid cash dividends to ITC Holdings totaling $231.1 million, $189.2 million and $84.0 million in 2010, 2009 and 2008, respectively.

Additionally, ITCTransmission paid amounts of $52.8 million, $23.5 million and $30.9 million to ITC Holdings under an intercompany tax sharing arrangement during 2010, 2009 and 2008, respectively. METC paid $3.5 million to ITC Holdings under an intercompany tax sharing arrangement during both 2010 and 2009. No payment was made by METC in 2008. Additionally, ITC Midwest paid $3.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2010. No payments were made by ITC Midwest in 2009 and 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 23, 2011.

ITC HOLDINGS CORP.

By:	/s/ Joseph L. Welch
Joseph L. Welch
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Welch Joseph L. Welch	Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2011

/s/ Cameron M. Bready Cameron M. Bready	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2011

/s/ Edward G. Jepsen Edward G. Jepsen	Director	February 23, 2011

/s/ Richard D. McLellan Richard D. McLellan	Director	February 23, 2011

/s/ William J. Museler William J. Museler	Director	February 23, 2011

/s/ Hazel R. O’Leary Hazel R. O’Leary	Director	February 23, 2011

/s/ Gordon Bennett Stewart, III Gordon Bennett Stewart, III	Director	February 23, 2011

/s/ Lee C. Stewart Lee C. Stewart	Director	February 23, 2011

EXHIBITS

The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
3.2	Third Amended and Restated Bylaws of Registrant dated as of February 16, 2011
4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.4	First Supplemental Indenture, dated as of July 16, 2003, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.5	First Mortgage and Deed of Trust, dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.6	First Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.7	Second Supplemental Indenture, dated as of July 15, 2003, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.8	Amendment to Second Supplemental Indenture, dated as of January 19, 2005, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
4.9	Second Amendment to Second Supplemental Indenture, dated as of March 24, 2006, between International Transmission Company and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.10	Third Supplemental Indenture, dated as of March 28, 2006, supplementing the First Mortgage and Deed of Trust dated as of July 15, 2003, between International Transmission Company and BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on March 30, 2006)
4.12	Second Supplemental Indenture, dated as of October 10, 2006, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company, as trustee) (filed with Registrant’s Form 8-K filed on October 10, 2006)
4.14	First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.15	First Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

Exhibit No		Description of Exhibit

4.16		Second Supplemental Indenture, dated as of December 10, 2003, supplemental to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
4.17		ITC Holdings Corp. Note Purchase Agreement, dated as of September 20, 2007 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2007)
4.18		Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)
4.19		First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.20		First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)
4.21		Fourth Supplemental Indenture, dated as of March 25, 2008, between International Transmission Company and The Bank of New York Trust Company, N.A., as trustee, to the First Mortgage and Deed of Trust dated as of July 15, 2003, (filed with Registrant’s Form 8-K filed on March 27, 2008)
4.22		Fourth Supplemental Indenture, dated as of December 11, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.23		Second Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee, to the First Mortgage and Deed of Trust, dated as of January 14, 2008, (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.24		Third Supplemental Indenture, dated as of November 25, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)
4.25		Fourth Supplemental Indenture, dated as of December 11, 2009, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K filed on December 14, 2009)
4.26		Fourth Supplemental Indenture, dated as of December 10, 2009, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on December 17, 2009)
4.27		Fifth Supplemental Indenture, dated as of April 20, 2010, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K filed May 10, 2010)
*10	.13	Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

Exhibit No		Description of Exhibit

*10	.27	Deferred Compensation Plan (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
10.28		Service Level Agreement — Construction and Maintenance/Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company (filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)
*10	.34	Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.34 to Registrant’s Form 10-Q for the quarter ended September 30, 2005)
*10	.35	Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed as Exhibit 10.35 to Registrant’s 2005 Form 10-K)
*10	.38	Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant (filed as Exhibit 10.38 to Registrant’s Form 8-K filed on February 14, 2006)
*10	.44	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)
*10	.48	Summary of Stock Ownership Agreement, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)
10.51		Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.52		Amendment and Restatement of the April 1, 2001 Operating Agreement by and between Michigan Electric Transmission Company and Consumers Energy Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.53		Amendment and Restatement of the April 1, 2001 Purchase and Sale Agreement for Ancillary Services between Consumers Energy Company and Michigan Electric Transmission Company, effective May 1, 2002 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)
10.58		Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.59		Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s Form 8-K filed on April 4, 2007)
10.61		Form of Distribution-Transmission Interconnection Agreement, by and between ITC Midwest LLC, as Transmission Owner and Interstate Power and Light Company, as Local Distribution Company, dated as of December 17, 2007 (filed with Registrant’s Form 8-K filed on December 21, 2007)

Exhibit No		Description of Exhibit

10.62		Form of Large Generator Interconnection Agreement, entered into by the Midwest Independent Transmission System Operator, Inc., Interstate Power and Light Company and ITC Midwest LLC (filed with Registrant’s Form 8-K filed on December 21, 2007)
10.63		Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Credit Suisse (Cayman Islands Branch), as Syndication Agent and Lehman Brothers Bank, FSB, as Documentation Agent (filed with Registrant’s Form 8-K filed on January 31, 2008)
*10	.64	Form of Amended and Restated Executive Group Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K)
*10	.65	Form of Amended and Restated Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K)
*10	.66	ITC Holdings Corp. Employee Stock Purchase Plan, as amended June 8, 2007 (filed with Registrant’s 2007 Form 10-K)
10.67		Commitment Increase Supplements of the Lenders, dated December 27, 2007, related to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s 2007 Form 10-K)
*10	.68	Deferred Stock Unit Award Agreement, dated February 25, 2008, pursuant to the 2006 Long-Term Incentive Plan of Registrant, between the Registrant and Joseph L. Welch (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2008)
*10	.69	Amended and Restated Registrant 2006 Long Term Incentive Plan effective May 21, 2008 (filed with Registrant’s Form 8-K filed on May 23, 2008)
10.70		Sales Agency Financing Agreement, dated June 27, 2008, between Registrant and BNY Mellon Capital Markets, LLC (filed with Registrant’s Form 8-K filed on June 27, 2008)
*10	.71	Form of Amendment to Stock Option Agreement under 2003 Plan (Initial Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.72	Form of Amendment to Stock Option Agreement under 2003 Plan (IPO Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.73	Form of Amendment to Restricted Stock Agreement under 2003 Plan (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.74	Form of Amendment to Management Stockholder’s Agreement (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.75	Form of Amendment to Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.76	Form of Amendment to Restricted Stock Agreement under 2006 LTIP) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.77	Form of Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.78	Form of Restricted Stock Award Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)
*10	.79	Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s 2008 Form 10-K)
*10	.80	Management Supplemental Benefit Plan (filed with Registrant’s 2008 Form 10-K)
*10	.81	Executive Supplemental Retirement Plan (filed with Registrant’s 2008 Form 10-K)

Exhibit No		Description of Exhibit

*10	.82	Employment Agreement between the Registrant and Joseph L. Welch (filed with Registrant’s 2008 Form 10-K)
*10	.83	Form of Employment Agreements between the Registrant and Linda H. Blair, Jon E. Jipping, Edward M. Rahill, Daniel J. Oginsky and Cameron Bready (filed with Registrant’s 2008 Form 10-K)
10.85		Term Loan Agreement, dated as of April 29, 2009, among the Registrant, as the Borrower, Various Financial Institutions and Other Parties from Time to Time Parties Thereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and PNC Bank, National Association, as Syndication Agent (filed with Registrant’s 2009 Form 10-K)
10.86		First Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of March 29, 2007, among the Registrant, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, and Comerica Bank, Credit Suisse, Cayman Islands Branch and Lehman Brothers Bank, FSB as co-syndication agents (filed with Registrant’s Form 8-K filed July 27, 2010)
10.87		First Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, and Comerica Bank, Credit Suisse, Cayman Islands Branch and Lehman Brothers Bank, FSB as co-syndication agents (filed with Registrant’s Form 8-K filed July 27, 2010)
10.88		Second Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Credit Suisse, Cayman Islands Branch as syndication agent and Lehman Brothers Bank, FSB as documentation agent (filed with Registrant’s Form 8-K filed July 27, 2010)
10.89		Revolving Credit Agreement, dated as of February 11, 2011, among ITC Midwest LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent and J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner (filed with Registrant’s Form 8-K filed on February 17, 2011)
10.90		Revolving Credit Agreement, dated as of February 16, 2011, among ITC Great Plains, LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Credit Suisse AG, Cayman Islands Branch, as the Administrative Agent, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (filed with Registrant’s Form 8-K filed on February 17, 2011)
10.91		Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC as Transmission Provider and Consumers Energy Company as Local Distribution Company, effective September 1, 2010
10.92		Amended and Restated Generator Interconnection Agreement entered into by the Midwest Independent Transmission System Operator, Inc., Michigan Electric Transmission Company and Consumers Energy Company, effective April 22, 2010
21		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No		Description of Exhibit

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	.INS	XBRL Instance Document
**101	.SCH	XBRL Taxonomy Extension Schema
**101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101	.DEF	XBRL Taxonomy Extension Definition Database
** 101	.LAB	XBRL Taxonomy Extension Label Linkbase
** 101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.