Form 10-Q
period 2011-03-31
ITC Holdings Corp.
filed 2011-04-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 21, 2011 was 51,036,866.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2011
INDEX

Page
Part I. Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Statements of Financial Position (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	29
Signatures	30
Exhibit Index
EX-10.93
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO, which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MPSC” are references to the Michigan Public Service Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$63,381	$95,109
Accounts receivable	68,116	80,417
Inventory	40,695	42,286
Deferred income taxes	5,810	—
Regulatory assets — revenue accruals, including accrued interest	22,486	28,637
Other	6,618	5,293

Total current assets	207,106	251,742
Property, plant and equipment (net of accumulated depreciation and amortization of $1,143,068 and $1,129,669, respectively)	2,969,065	2,872,277
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $12,952 and $12,176, respectively)	49,209	49,985
Regulatory assets — revenue accruals, including accrued interest	12,126	3,947
Other regulatory assets	140,059	138,152
Deferred financing fees (net of accumulated amortization of $12,493 and $11,750, respectively)	20,762	19,949
Other	22,273	21,658

Total other assets	1,194,592	1,183,854

TOTAL ASSETS	$4,370,763	$4,307,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,776	$66,953
Accrued payroll	8,337	18,606
Accrued interest	22,788	42,725
Accrued taxes	20,663	19,461
Regulatory liabilities — revenue deferrals, including accrued interest	24,052	17,658
Refundable deposits from generators for transmission network upgrades	12,698	10,492
Revolving credit agreements maturing within one year	24,400	—
Other	2,695	6,509

Total current liabilities	177,409	182,404
Accrued pension and postretirement liabilities	37,281	35,811
Deferred income taxes	340,703	314,979
Regulatory liabilities — revenue deferrals, including accrued interest	34,101	43,202
Regulatory liabilities — accrued asset removal costs	89,852	90,987
Refundable deposits from generators for transmission network upgrades	10,545	14,515
Other	12,209	11,646
Long-term debt	2,513,713	2,496,896
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 50,996,817 and 50,715,805 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	898,601	886,808
Retained earnings	254,432	229,437
Accumulated other comprehensive income	1,917	1,188

Total stockholders’ equity	1,154,950	1,117,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,370,763	$4,307,873

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2011	2010
OPERATING REVENUES	$179,386	$161,288
OPERATING EXPENSES
Operation and maintenance	26,284	23,729
General and administrative	16,580	17,781
Depreciation and amortization	23,088	22,115
Taxes other than income taxes	13,608	12,308
Other operating income and expense — net	(149)	7

Total operating expenses	79,411	75,940

OPERATING INCOME	99,975	85,348
OTHER EXPENSES (INCOME)
Interest expense	36,277	35,029
Allowance for equity funds used during construction	(3,510)	(3,143)
Other income	(275)	(626)
Other expense	722	384

Total other expenses (income)	33,214	31,644

INCOME BEFORE INCOME TAXES	66,761	53,704
INCOME TAX PROVISION	24,759	19,500

NET INCOME	$42,002	$34,204

Basic earnings per common share (Note 6)	$0.83	$0.68
Diluted earnings per common share (Note 6)	$0.81	$0.67
Dividends declared per common share	$0.335	$0.320
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,002	$34,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,088	22,115
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	(4,735)	13,577
Deferred income tax expense	16,796	17,808
Allowance for equity funds used during construction	(3,510)	(3,143)
Other	2,950	2,503
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	12,612	4,775
Inventory	1,591	(1,220)
Other current assets	(1,325)	(1,932)
Accounts payable	(3,280)	(7,093)
Accrued payroll	(8,024)	(5,086)
Accrued interest	(19,937)	(15,120)
Accrued taxes	1,202	(4,971)
Other current liabilities	(3,418)	(208)
Other non-current assets and liabilities, net	1,504	1,545

Net cash provided by operating activities	57,516	57,754
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(118,491)	(71,816)
Proceeds from sale of securities	—	14,576
Purchases of securities	—	(14,587)
Other	4	(78)

Net cash used in investing activities	(118,487)	(71,905)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	40,000
Borrowings under revolving credit agreements	196,300	142,104
Repayments of revolving credit agreements	(155,200)	(161,041)
Issuance of common stock	8,995	574
Dividends on common stock	(17,007)	(16,034)
Refundable deposits from generators for transmission network upgrades	3,113	3,957
Repayment of refundable deposits from generators for transmission network upgrades	(4,876)	(2,866)
Other	(2,082)	(327)

Net cash provided by financing activities	29,243	6,367

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,728)	(7,784)
CASH AND CASH EQUIVALENTS — Beginning of period	95,109	74,853

CASH AND CASH EQUIVALENTS — End of period	$63,381	$67,069

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the period ended December 31, 2010 included in ITC Holdings’ Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2011	2010
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$54,199	$49,379
Income taxes paid	1,155	1,527
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$40,337	$32,190
Allowance for equity funds used during construction	3,510	3,143

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2011 or 2010, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial condition, results of operations or cash flows.
3. REGULATORY MATTERS
ITC Great Plains
     In March 2011, we recorded $2.0 million of regulatory assets for development expenses and pre-construction costs relating to the Kansas V-Plan Project incurred by ITC Great Plains through March 31, 2011 that are probable of recovery and recorded a corresponding $2.0 million reduction to operating expenses, primarily to general and administrative expense. Recovery of the Kansas V-Plan Project regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the Federal Power Act to demonstrate that the costs to be recovered are just and reasonable. Subsequent to FERC authorization, ITC Great Plains will include the Kansas V-Plan Project regulatory asset in its rate base and begin amortizing it over a ten-year period upon the in-service date of the Kansas V-Plan Project. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in that year.

ITC Midwest Depreciation Study
     Effective January 1, 2010, the FERC authorized the implementation of the depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.
     For ratemaking purposes, the impact of ITC Midwest’s revised depreciation rates was initially reflected in ITC Midwest’s 2010 revenue requirement. The revised depreciation rates resulted in a reduction of depreciation expense of $1.5 million for the three months ended March 31, 2011 as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITC Midwest. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the three months ended March 31, 2011.
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
     The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2011:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2010	$(33,054)	$(17,236)	$21,388	$626	$(28,276)
Net refunds (collections) of 2009 revenue deferrals and accruals, including interest	953	1,929	(5,420)	(157)	(2,695)
Net revenue accruals (deferrals) for the three months ended March 31, 2011	5,777	2,715	823	(1,439)	7,876
Net accrued interest payables for the three months ended March 31, 2011	(277)	(143)	(6)	(20)	(446)

Balance as of March 31, 2011	$(26,601)	$(12,735)	$16,785	$(990)	$(23,541)

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$1,431	$1,557	$18,843	$655	$22,486
Non-current assets	5,777	2,112	3,224	1,013	12,126
Current liabilities	(11,638)	(9,553)	(2,670)	(191)	(24,052)
Non-current liabilities	(22,171)	(6,851)	(2,612)	(2,467)	(34,101)

Balance as of March 31, 2011	$(26,601)	$(12,735)	$16,785	$(990)	$(23,541)

4. INTANGIBLE ASSETS
     We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $45.5 million (net of accumulated amortization of $12.9 million) as of March 31, 2011.
     ITC Great Plains has recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets was $3.7 million (net of accumulated amortization of $0.1 million) as of March 31, 2011.
     During the three months ended March 31, 2011 and 2010, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2011 to be $3.1 million per year.
5. LONG-TERM DEBT
Derivative Instruments and Hedging Activities
     We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. On September 27, 2010, ITC Holdings entered into a 10-year forward starting interest rate swap agreement (the “September 2010 swap”) with a notional amount of $50.0 million. Additionally, on March 16, 2011, ITC Holdings entered into two 10-year forward starting interest rate swap agreements (the “March 2011 swaps”) each with a notional amount of $25.0 million. The interest rate swaps manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing $267.0 million ITC Holdings 5.25% Senior Notes due July 15, 2013.
     The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 3.60% for the September 2010 swap and a fixed rate of 4.45% for the March 2011 swaps effective for the ten-year period beginning July 15, 2013. The agreements will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of March 31, 2011, there has been no ineffectiveness recorded on the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of March 31, 2011, the fair value of the derivative instruments was an asset of $4.3 million.
Revolving Credit Agreements
ITC Holdings Revolving Credit Agreement
     At March 31, 2011, ITC Holdings had no amounts outstanding under the ITC Holdings Revolving Credit Agreement.

ITCTransmission/METC Revolving Credit Agreement
     At March 31, 2011, ITCTransmission and METC had $11.6 million and $12.8 million, respectively, outstanding under the ITCTransmission/METC Revolving Credit Agreement. The ITCTransmission/METC Revolving Credit Agreement has a scheduled maturity of March 29, 2012 and amounts outstanding as of March 31, 2011 are presented in the current liabilities section of our consolidated statement of financial position. The weighted-average interest rate on borrowings outstanding under the agreement was 0.5% at March 31, 2011.
ITC Midwest Revolving Credit Agreement
     On February 11, 2011, ITC Midwest entered into a new revolving credit agreement (the “2011 ITC Midwest Revolving Credit Agreement”) that establishes an unguaranteed, unsecured revolving facility under which ITC Midwest may borrow up to $75.0 million, in addition to the borrowing capacity under the ITC Midwest revolving credit agreement, dated as of January 28, 2008 (“2008 ITC Midwest Revolving Credit Agreement”). The maturity date of the 2011 ITC Midwest Revolving Credit Agreement is February 11, 2013. ITC Midwest’s loans made under the 2011 ITC Midwest Revolving Credit Agreement bear interest at a variable rate, with rates on LIBOR-based loans varying from 125 to 150 basis points over the applicable LIBOR rate, depending on ITC Midwest’s credit rating, and rates on other loans at the higher of prime, 50 basis points over the federal funds rate or 100 basis points over the one month LIBOR plus an applicable margin varying from 25 basis points to 50 basis points in each case, depending on ITC Midwest’s credit rating. The 2011 ITC Midwest Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.125% to 0.175% each year, depending on ITC Midwest’s credit rating.
     At March 31, 2011, ITC Midwest had $49.6 million outstanding under the 2008 ITC Midwest Revolving Credit Agreement and the 2011 ITC Midwest Revolving Credit Agreement. The weighted-average interest rate on borrowings outstanding under the agreements was 0.8% at March 31, 2011.
ITC Great Plains Revolving Credit Agreement
     On February 16, 2011, ITC Great Plains entered into a revolving credit agreement (the “ITC Great Plains Revolving Credit Agreement”) that established an unguaranteed, unsecured revolving credit facility under which ITC Great Plains may borrow and issue letters of credit up to $150.0 million. The maturity date of the ITC Great Plains Revolving Credit Agreement is February 16, 2015. Loans made under the ITC Great Plains Revolving Credit Agreement will bear interest at a variable rate, with rates on LIBOR-based loans varying from 150 to 275 basis points over the applicable LIBOR rate, depending on ITC Great Plains’ credit rating and rates on other loans at the higher of prime, 50 basis points over the federal funds rate or 100 basis points over the one month LIBOR rate plus an applicable margin varying from 50 basis points to 175 basis points in each case, depending on ITC Great Plains’ credit rating. The ITC Great Plains Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at rates varying from 0.25% to 0.50% each year, depending on ITC Great Plains’ credit rating.
     At March 31, 2011, ITC Great Plains had $20.5 million outstanding under the ITC Great Plains Revolving Credit Agreement. The weighted-average interest rate on borrowings outstanding under the agreement was 2.0% at March 31, 2011.

6. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2011	2010
Numerator:
Net income	$42,002	$34,204
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(17,007)	(16,036)

Undistributed earnings	24,995	18,168
Percentage allocated to common shares (b)	98.3%	98.5%

Undistributed earnings — common shares	24,570	17,895
Add: dividends declared — common shares	16,713	15,793

Numerator for basic and diluted earnings per common share	$41,283	$33,688

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	49,926,627	49,352,632
Incremental shares for stock options and employee stock purchase plan	790,086	902,780

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	50,716,713	50,255,412

Per common share net income:
Basic	$0.83	$0.68
Diluted	$0.81	$0.67

(a)	Includes dividends paid in the form of shares for deferred stock units

(b)	Weighted-average common shares outstanding	49,926,627	49,352,632
	Weighted-average restricted shares and deferred stock units (participating securities)	880,895	763,040

	Total	50,807,522	50,115,672

	Percentage allocated to common shares	98.3%	98.5%
     Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
     At March 31, 2011 and 2010, we had 2,167,685 and 2,630,094 of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 232,537 and 244,316 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.
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
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $3.2 million to these supplemental nonqualified, noncontributory, retirement benefit plans relating to the 2010 plan year in 2011.

     Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2011	2010
Service cost	$898	$710
Interest cost	625	508
Expected return on plan assets	(474)	(355)
Amortization of prior service cost	(10)	(11)
Amortization of unrecognized loss	713	267

Net pension cost	$1,752	$1,119

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute up to $3.6 million to the postretirement benefit plan relating to the 2010 plan year in 2011.
     Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2011	2010
Service cost	$858	$757
Interest cost	321	255
Expected return on plan assets	(184)	(118)
Amortization of prior service cost	78	79
Amortization of unrecognized loss	54	—

Net postretirement cost	$1,127	$973

Defined Contribution Plan
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.2 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.
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
     Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$7,113	$53,305	$—
Mutual funds — fixed income securities	10,502	—	—
Mutual funds — equity securities	920	—	—
Interest rate swap derivative	—	4,270	—

Total	$18,535	$57,575	$—

     Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$10	$84,726	$—
Mutual funds — fixed income securities	10,479	—	—
Mutual funds — equity securities	876	—	—
Interest rate swap derivative	—	3,099	—

Total	$11,365	$87,825	$—

     As of March 31, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities and our interest rate swaps discussed in Note 5. Our investments included in cash equivalents consist of common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivatives as of March 31, 2011 is determined based on a discounted cash flow method.
     We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the three months ended March 31, 2011. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2010 included in our Form 10-K for such period and Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,679.3 million and $2,747.2 million at March 31, 2011 and December 31, 2010, respectively. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.6 million and $2,443.5 million at March 31, 2011 and December 31, 2010, respectively.
Revolving Credit Agreements
     At March 31, 2011 and December 31, 2010, we had a consolidated total of $94.5 million and $53.4 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value.
Trade Accounts Receivables and Payables
     As of March 31, 2011, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.

9. COMMITMENTS AND CONTINGENT LIABILITIES
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
     The amount of use tax liability associated with the exemptions taken by ITCTransmission through March 31, 2011 is estimated to be approximately $7.6 million, which includes approximately $3.5 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $10.1 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC audit of ITC Midwest
     The staff of the FERC has conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition by ITC Midwest of the transmission assets of IP&L. On February 8, 2011, FERC staff provided a draft audit report to us for review and comment. The draft audit report contains certain proposed findings and recommendations which, if finalized and approved by FERC, have the potential to result in adjustments to ITC Midwest’s revenue requirement calculations for 2008 through 2010 which could result in refunds and have a negative effect on our results of operations. We intend to both vigorously defend our position and seek an agreed-upon resolution of the audit findings. We believe an unfavorable outcome is reasonably possible, but do not believe the range of potential loss would be material to our results of operations, cash flows or financial condition.
ITC Midwest Project Commitment
     In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. To complete this project, the Iowa Utilities Board (the “IUB”) must provide certain regulatory approvals. In April 2011, the IUB granted the necessary regulatory approvals but has not yet issued its written order that may contain additional details. Given the timing of receipt of these regulatory approvals, we do not expect the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and, therefore, we believe the likelihood of any adverse effect from this matter is remote.

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

10. SEGMENT INFORMATION
     We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2011	2010
Regulated Operating Subsidiaries	$179,403	$161,298
ITC Holdings and other	101	107
Intercompany eliminations	(118)	(117)

Total Operating Revenues	$179,386	$161,288

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2011	2010
Regulated Operating Subsidiaries	$90,515	$77,392
ITC Holdings and other	(23,754)	(23,688)

Total Income Before Income Taxes	$66,761	$53,704

	Three months ended
NET INCOME:	March 31,
(in thousands)	2011	2010
Regulated Operating Subsidiaries (a)	$62,929	$53,459
ITC Holdings and other	42,002	34,204
Intercompany eliminations	(62,929)	(53,459)

Total Net Income	$42,002	$34,204

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2011	2010
Regulated Operating Subsidiaries	$4,261,741	$4,180,485
ITC Holdings and other	2,772,482	2,762,210
Reconciliations (b)	1,681	(11,878)
Intercompany eliminations	(2,665,141)	(2,622,944)

Total Assets	$4,370,763	$4,307,873

(a)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2010 and the following:
•	Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s acquisition of IP&L’s electric transmission assets) that could have an adverse effect on our business, financial condition, results of operations and cash flows.

•	Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our expected revenues and earnings. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

•	The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

•	Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.

•	If the amounts billed for transmission service for our Regulated Operating Subsidiaries’ transmission systems are lower than expected, the timing of collection of our revenues would be delayed.

•	Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

•	A significant amount of the land on which our Regulated Operating Subsidiaries’ assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

•	If ITC Midwest’s Operations Services Agreement with IP&L is terminated, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L.

•	Hazards associated with high-voltage electricity transmission may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties.

•	Our Regulated Operating Subsidiaries are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.

•	Our Regulated Operating Subsidiaries are subject to various regulatory requirements, including reliability standards. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	The amount of our federal income tax net operating loss carryforwards that we may use to reduce our tax liability in any given period is limited.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

•	Other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
OVERVIEW
     Through our Regulated Operating Subsidiaries, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
     As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating

Subsidiaries are established using cost-based formula rate templates as discussed in Note 3 to the condensed consolidated financial statements under “—Cost-Based Formula Rates with True-Up Mechanism.”
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
     Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2011 or may affect future results include:
•	Our capital investment of $128.9 million at our Regulated Operating Subsidiaries ($14.6 million, $33.7 million, $67.7 million and $12.9 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the three months ended March 31, 2011, primarily to improve system reliability, replace aging infrastructure and interconnect new generating resources;

•	Recognition of the Kansas V-Plan regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million; and

•	Debt issuances and borrowings under our revolving credit agreements in 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains
KETA Project
     The KETA Project is a 225 mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. Through March 31, 2011, ITC Great Plains has recorded construction work in progress of $25.7 million for the KETA Project. We estimate that the cost for ITC Great Plains’ portion of the KETA Project will be approximately $203 million.
Kansas V-Plan Project
     The Kansas V-Plan Project is a 180 mile transmission line that will run between Spearville and Wichita, Kansas. The portion of the transmission line that ITC Great Plains is responsible for constructing from Spearville to Medicine Lodge, Kansas will run approximately 110 miles. ITC Great Plains is in the process of obtaining the additional regulatory approvals necessary to begin construction related activities for the project. We estimate that ITC Great Plains will invest approximately $300 million to construct its portion of the project.
Regulatory Assets
     As of March 31, 2011, we have recorded a total of $12.6 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. During the quarter ended March 31, 2011, we recognized the Kansas V-Plan regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses.
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
     The total development expenses through March 31, 2011 that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express has been recorded as of March 31, 2011.
Thumb Loop Project
     In 2010, we received MISO approval of the Thumb Loop Project located in ITCTransmission’s region with a total expected capital investment of $510 million. The Thumb Loop Project consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Siting approval was requested from the MPSC in August 2010 and granted by the MPSC in February 2011. Certain parties have filed an appeal of the MPSC approval but the MPSC decision remains valid during the appeal process. Significant capital investments for this project are expected to occur beginning in 2012.
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
Revenue Accruals — Effects of Monthly Peak Loads
     For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their formula rates that contain a true-up mechanism our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load continues to have an impact on cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.
     The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2011			2010			2009
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,326	6,041	2,777	7,255	5,947	2,838	7,314	6,009	2,952
February	7,261	5,991	2,839	6,998	5,800	2,782	7,176	5,818	2,816
March	6,946	5,662	2,486	6,620	5,376	2,517	7,070	5,548	2,696
April				6,501	5,112	2,425	6,761	5,112	2,428
May				9,412	7,240	3,052	6,801	5,296	2,421
June				9,722	7,128	3,207	10,392	8,063	3,385
July				11,451	8,498	3,422	8,751	6,523	2,843
August				11,082	8,422	3,399	9,823	7,181	3,103
September				10,817	7,353	2,804	8,049	5,919	2,596
October				6,725	5,414	2,447	6,456	5,258	2,494
November				6,926	5,734	2,674	6,996	5,778	2,634
December				7,824	6,526	2,928	7,661	6,192	2,856

Total				101,333	78,550	34,495	93,250	72,697	33,224

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the most significant portion of the rates or revenue requirement billed to network load within their respective joint rate zone.
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
     Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve accessibility to generation sources of choice, including renewable sources. The Energy Policy Act of 2005 requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.

     We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals such as renewable generation portfolio standards. The following table shows our expected and actual capital investment for each of the Regulated Operating Subsidiaries:

		Actual Capital	Forecasted Capital
	Five-Year Capital	Investment for the	Investment for the
(in millions)	Investment Program	three months ended	year ending
Operating Subsidiary	2011-2015	March 31, 2011 (a)	December 31, 2011
ITCTransmission	$796	$14.6	$60—75
METC	682	33.7	155—170
ITC Midwest	1,087	67.7	225—250
ITC Great Plains	1,058	12.9	120—145
Other (b)	306	—	—

Total	$3,929	$128.9	$560—640

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our condensed consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	Includes Green Power Express and other development initiatives.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2011	2010	(decrease)	(decrease)
OPERATING REVENUES	$179,386	$161,288	$18,098	11.2%
OPERATING EXPENSES
Operation and maintenance	26,284	23,729	2,555	10.8%
General and administrative	16,580	17,781	(1,201)	(6.8)%
Depreciation and amortization	23,088	22,115	973	4.4%
Taxes other than income taxes	13,608	12,308	1,300	10.6%
Other operating income and expenses — net	(149)	7	(156)	(2,228.6)%

Total operating expenses	79,411	75,940	3,471	4.6%

OPERATING INCOME	99,975	85,348	14,627	17.1%
OTHER EXPENSES (INCOME)
Interest expense	36,277	35,029	1,248	3.6%
Allowance for equity funds used during construction	(3,510)	(3,143)	(367)	11.7%
Other income	(275)	(626)	351	(56.1)%
Other expense	722	384	338	88.0%

Total other expenses (income)	33,214	31,644	1,570	5.0%

INCOME BEFORE INCOME TAXES	66,761	53,704	13,057	24.3%
INCOME TAX PROVISION	24,759	19,500	5,259	27.0%

NET INCOME	$42,002	$34,204	$7,798	22.8%

Operating Revenues
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2011		2010		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$152,480	85.0%	$140,297	87.0%	$12,183	8.7%
Regional cost sharing revenues	19,606	10.9%	11,176	6.9%	8,430	75.4%
Point-to-point	3,721	2.1%	4,718	2.9%	(997)	(21.1)%
Scheduling, control and dispatch	2,990	1.7%	3,239	2.0%	(249)	(7.7)%
Other	589	0.3%	1,858	1.2%	(1,269)	(68.3)%

Total	$179,386	100.0%	$161,288	100.0%	$18,098	11.2%

     Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due primarily to higher operation and maintenance expenses. The increases were partially offset by higher regional cost sharing revenues, which are an offset to network revenue requirement under our formula rates.
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
     Point-to-point revenues decreased due primarily to a decrease in scheduled transmission flow on our transmission systems.
     Other revenues decreased due primarily to the timing of revenue recognized at METC in the first quarter of 2010 for utilization of its jointly-owned transmission lines under its transmission ownership and operating agreements.

     Operating revenues for the three months ended March 31, 2011 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
					ITC	net revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	accrual
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$59,802	$44,506	$47,538	$634
2	Network revenues billed (b)	54,142	42,234	47,345	178

3	Network revenue accruals (line 1 — line 2)	5,660	2,272	193	456
4	Regional cost sharing revenue accruals (deferrals) (c)	117	443	630	(1,895)

5	Total net revenue accruals (deferrals) (line 3 — line 4)	$5,777	$2,715	$823	$(1,439)	$7,876

(a)	The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2010 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries were calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates for 2011 of $2.495 per kW/month, $2.331 per kW/month and $6.694 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2009 true-up adjustment. The rates for 2011 include amounts for the collection and refund of the 2009 revenue accruals and deferrals and related accrued interest and the revenues billed in 2011 associated with the 2009 revenue accruals and deferrals are not included in these amounts. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

(c)	Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with Regional cost sharing revenues are included in the regional cost sharing revenue amounts
Operating Expenses
Operation and maintenance expenses
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     Operation and maintenance expenses increased due to higher vehicles and equipment expenses, due in part to higher fuel costs, as well as higher field operations expense and higher field relay work due to the acceleration of certain preventive maintenance activities within the first quarter of 2011 that had initially been planned for later in 2011.
General and administrative expenses
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     General and administrative expenses decreased by $1.9 million primarily due to the recognition of the Kansas V-Plan Project regulatory asset, offset by higher development expenses of $0.5 million related to the Kansas V-Plan Project in the first quarter of 2011 prior to the recognition of the regulatory asset.

Depreciation and amortization expenses
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     Depreciation and amortization expenses increased during the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to a higher depreciable asset base resulting from property, plant and equipment additions.
Taxes other than income taxes
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     Taxes other than income taxes increased during the three months ended March 31, 2011 as compared to the same period in 2010 due to our Regulated Operating Subsidiaries’ 2010 capital additions, which are included in the tax base for 2011 personal property taxes.
Other Expenses (Income)
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     Interest expense increased during the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to additional interest expense associated with the February 2010 issuance of the remaining $40.0 million of ITC Midwest’s $75.0 million 4.60% First Mortgage Bonds, Series D, due December 17, 2024 and the May 2010 issuance of METC’s $50.0 million 5.64% Senior Secured Notes, due May 6, 2040, as well as higher amounts outstanding under our revolving credit facilities.
Income Tax Provision
     Three months ended March 31, 2011 compared to three months ended March 31, 2010
     Our effective tax rates for the three months ended March 31, 2011 and 2010 are 37.1% and 36.3%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income tax provision of $2.2 million and $2.0 million (net of federal deductibility) recorded during the three months ended March 31, 2011 and 2010, respectively, partially offset by the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC equity”) which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC equity in their actual net revenue requirements during the periods when the related plant in-service is depreciated.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment Forecasts and Operating Results Trends.”

•	Fund business development expenses and related capital expenditures. We are pursuing development activities at ITC Grid Development and Green Power Express that will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 7 to the condensed consolidated financial statements.
     In addition to the expected capital requirements above, an adverse determination in our appeal relating to the recent denial of our ability to use the sales and use tax exemption as described in Note 9 to the condensed consolidated financial statements would result in additional capital requirements.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. During the first quarter of 2011, we entered into additional revolving credit agreements at ITC Midwest and ITC Great Plains in the amount of $75.0 million and $150.0 million respectively, as described in Note 5 to the condensed consolidated financial statements. As of March 31, 2011, we had consolidated indebtedness under our revolving credit agreements of $94.5 million, with unused capacity under the agreements of $415.5 million. The balance outstanding under the ITCTransmission/METC revolving credit agreement is presented in the current liabilities section of our consolidated statement of financial position as of March 31, 2011, as its scheduled maturity is March 29, 2012. We intend to replace this agreement and the ITC Holdings credit agreement, with a scheduled maturity of March 29, 2012, with new agreements during the second quarter of 2011. The borrowing costs under the new agreements are expected to be higher than the costs under our existing agreements but the increased costs are not expected to have a material effect on our results of operations, financial position or cash flows.
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

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services (a)	Service, Inc. (b)
ITC Holdings	Senior Notes	BBB-	Baa2
ITCTransmission	First Mortgage Bonds	A-	A1
METC	Senior Secured Notes	A-	A1
ITC Midwest	First Mortgage Bonds	A-	A1
ITC Great Plains	Unsecured Credit Facility	BBB	Baa1

(a)	All of the Standard and Poor’s Rating Services ratings have a positive outlook.

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 20, 2011 and made no changes to the credit ratings. All of the ratings have a stable outlook.
Covenants
     Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions as described in our Form 10-K for the fiscal year ended December 31, 2010. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.

Cash Flows From Operating Activities
     Net cash provided by operating activities was consistent compared to prior period, with the increased cash flows from higher net income and the timing of collection of receivables during the three months ended March 31, 2011 offset by the reduced cash flows from the recognition and collection of revenue accruals during the three months ended March 31, 2011 compared to the same period in 2010.
Cash Flows From Investing Activities
     Net cash used in investing activities was $118.5 million and $71.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment as we execute our capital investment plan described under “— Overview — Capital Investment Forecasts and Operating Results Trends.”
Cash Flows From Financing Activities
     Net cash provided by financing activities was $29.2 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash provided by financing activities was due primarily to a net increase of $60.0 million in amounts outstanding under our revolving credit agreements during the three months ended March 31, 2011 as compared to the same period in 2010. This increase was partially offset by a reduction in net proceeds associated with refundable deposits for transmission network upgrades of $2.9 million and an increase in debt issuance costs of $1.2 million as well as proceeds of $40.0 million received in February 2010 from the closing of ITC Midwest’s 4.60% First Mortgage Bonds, Series D, due December 17, 2024.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2010. There have been no material changes to that information during the three months ended March 31, 2011, other than amounts borrowed under our revolving credit agreements and other debt transactions as described in Note 5 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2010 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2011.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,679.3 million at March 31, 2011. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.6 million at March 31, 2011. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at March 31, 2011. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at March 31, 2011 would decrease the fair value of debt by $81.5 million, and a decrease in interest rates of 10% at March 31, 2011 would increase the fair value of debt by $87.8 million at that date.
Revolving Credit Agreements
     At March 31, 2011, we had a consolidated total of $94.5 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2011 would increase or decrease the total interest expense by $0.1 million, respectively, for an annual period on a constant borrowing level of $94.5 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2010, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2011.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2011:

			Total Number of	Maximum Number or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price	Announced Plan or	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Program(2)	the Plans or Programs(2)
January 2011	6,335	$64.84	—	—
February 2011	2,012	67.62	—	—
March 2011	662	68.05	—	—

Total	9,009	$65.69	—	—

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.
ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
10.89	Revolving Credit Agreement, dated as of February 11, 2011, among ITC Midwest LLC, as the borrower, various financial institutions and other persons from time to time parties hereto, as the lenders, JP Morgan Chase Bank, N.A., as the administrative agent and JP Morgan Securities Inc., as sole lead arranger and sole bookrunner (filed with Registrant’s Form 8-K on February 17, 2011)

10.90	Revolving Credit Agreement, dated as of February 16, 2011, among ITC Great Plains, LLC, as the borrower, various financial institutions and other persons from time to time parties hereto, as the lenders, Credit Suisse AG, Cayman Islands Branch, as the administrative agent, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc., as syndication agent (filed with Registrant’s Form 8-K on February 17, 2011)

10.93	Letter Agreement, dated as of February 1, 2011, between Edward M. Rahill and ITC Holdings Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 28, 2011

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)