Form 10-Q
period 2011-06-30
ITC Holdings Corp.
filed 2011-07-29
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 22, 2011 was 51,296,413.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2011
INDEX

Page
Part I. Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Statements of Financial Position (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Signatures	33
Exhibit Index
EX-4.28
EX-4.29
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS
     Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, Limited Partnership, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“MISO” are references to the Midwest Independent Transmission System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MPSC” are references to the Michigan Public Service Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“RTO” are references to Regional Transmission Organizations; and

•	“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$81,235	$95,109
Accounts receivable	93,177	80,417
Inventory	39,749	42,286
Deferred income taxes	9,529	—
Regulatory assets — revenue accrual, including accrued interest	16,341	28,637
Other	6,895	5,293

Total current assets	246,926	251,742
Property, plant and equipment (net of accumulated depreciation and amortization of $1,158,062 and $1,129,669, respectively)	3,097,923	2,872,277
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $13,726 and $12,176, respectively)	48,435	49,985
Other regulatory assets	148,757	138,152
Deferred financing fees (net of accumulated amortization of $12,845 and $11,750, respectively)	22,096	19,949
Other	30,034	25,605

Total other assets	1,199,485	1,183,854

TOTAL ASSETS	$4,544,334	$4,307,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$98,187	$66,953
Accrued payroll	12,141	18,606
Accrued interest	43,029	42,725
Accrued taxes	29,753	19,461
Regulatory liabilities — revenue deferral, including accrued interest	30,543	17,658
Refundable deposits from generators for transmission network upgrades	25,372	10,492
Other	4,102	6,509

Total current liabilities	243,127	182,404
Accrued pension and postretirement liabilities	37,863	35,811
Deferred income taxes	367,803	314,979
Regulatory liabilities — revenue deferral, including accrued interest	36,038	43,202
Regulatory liabilities — accrued asset removal costs	88,601	90,987
Refundable deposits from generators for transmission network upgrades	3,812	14,515
Other	11,169	11,646
Long-term debt	2,565,769	2,496,896
Commitments and contingent liabilities (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,291,683 and 50,715,805 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	909,669	886,808
Retained earnings	280,246	229,437
Accumulated other comprehensive income	237	1,188

Total stockholders’ equity	1,190,152	1,117,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,544,334	$4,307,873

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010
OPERATING REVENUES	$185,098	$168,468	$364,484	$329,756
OPERATING EXPENSES
Operation and maintenance	28,837	28,494	55,121	52,223
General and administrative	19,289	17,413	35,869	35,194
Depreciation and amortization	23,352	22,567	46,440	44,682
Taxes other than income taxes	13,556	11,626	27,164	23,934
Other operating (income) and expense — net	(167)	(530)	(316)	(523)

Total operating expenses	84,867	79,570	164,278	155,510

OPERATING INCOME	100,231	88,898	200,206	174,246
OTHER EXPENSES (INCOME)
Interest expense	36,484	35,333	72,754	70,362
Allowance for equity funds used during construction	(4,099)	(3,435)	(7,609)	(6,578)
Other income	(497)	(1,154)	(718)	(1,672)
Other expense	1,594	755	2,269	1,031

Total other expenses (income)	33,482	31,499	66,696	63,143

INCOME BEFORE INCOME TAXES	66,749	57,399	133,510	111,103
INCOME TAX PROVISION	23,753	21,098	48,512	40,598

NET INCOME	$42,996	$36,301	$84,998	$70,505

Basic earnings per common share (Note 8)	$0.84	$0.72	$1.67	$1.40
Diluted earnings per common share (Note 8)	$0.83	$0.71	$1.64	$1.38
Dividends declared per common share	$0.335	$0.320	$0.670	$0.640
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,998	$70,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,440	44,682
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	18,116	46,676
Deferred income tax expense	31,421	35,191
Allowance for equity funds used during construction	(7,609)	(6,578)
Other	7,554	5,937
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(16,036)	(13,911)
Inventory	2,537	(2,283)
Other current assets	(1,602)	(4,711)
Accounts payable	969	(1,410)
Accrued payroll	(5,143)	(3,421)
Accrued interest	304	5,420
Accrued taxes	10,292	5,996
Other current liabilities	(2,012)	681
Other non-current assets and liabilities, net	(2,444)	624

Net cash provided by operating activities	167,785	183,398
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(228,028)	(162,585)
Proceeds from sale of securities	3,809	14,576
Purchases of securities	(7,160)	(14,587)
Other	578	(78)

Net cash used in investing activities	(230,801)	(162,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	90,000
Borrowings under revolving credit agreements	377,415	213,129
Repayments of revolving credit agreements	(308,775)	(279,985)
Issuance of common stock	15,025	1,165
Dividends on common stock	(34,189)	(32,121)
Refundable deposits from generators for transmission network upgrades	9,054	11,439
Repayment of refundable deposits from generators for transmission network upgrades	(4,876)	(16,778)
Other	(4,512)	(987)

Net cash provided by (used in) financing activities	49,142	(14,138)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(13,874)	6,586
CASH AND CASH EQUIVALENTS — Beginning of period	95,109	74,853

CASH AND CASH EQUIVALENTS — End of period	$81,235	$81,439

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2010 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2011	2010
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$71,168	$63,398
Income taxes paid	14,196	6,882
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$73,282	$47,605
Allowance for equity funds used during construction	7,609	6,578

(a)	Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2011 or 2010, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
     The guidance set forth by the Financial Accounting Standards Board for the presentation of comprehensive income in financial statements was revised to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This revision is effective for our annual consolidated financial statements for the year ending December 31, 2011.
3. REGULATORY MATTERS
ITC Great Plains
     In March 2011, we recorded $2.0 million of regulatory assets for development expenses and pre-construction costs relating to the Kansas V-Plan Project incurred by ITC Great Plains that are probable of recovery and recorded a corresponding $2.0 million reduction to operating expenses, primarily to general and administrative expense. As of June 30, 2011, the regulatory asset related to the Kansas V-Plan Project totaled $3.1 million. Recovery of the Kansas V-Plan Project regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the Federal Power Act to demonstrate that the costs to be recovered are just and reasonable. Subsequent to FERC authorization, ITC Great Plains will include the Kansas V-Plan Project regulatory asset in its rate base and begin amortizing it over a ten-year period upon the in-service date of the Kansas V-Plan Project. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in that year.

ITC Midwest Depreciation Study
     Effective January 1, 2010, the FERC authorized the implementation of the depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.
     For ratemaking purposes, the impact of ITC Midwest’s revised depreciation rates was initially reflected in ITC Midwest’s 2010 revenue requirement. The revised depreciation rates resulted in a reduction of depreciation expense of $3.0 million for the six months ended June 30, 2011 as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITC Midwest. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the six months ended June 30, 2011.
Cost-Based Formula Rates with True-Up Mechanism
     The transmission rates at our Regulated Operating Subsidiaries are set annually and remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rates to calculate their respective annual revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.
     Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirements. The over- or under-collection typically results from differences between the projected revenue requirement used to establish the billing rate and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula rate templates. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The amount of accrued or deferred revenues is reflected in customer bills within two years under the provisions of the formula rate templates.
     The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2011:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2010	$(33,054)	$(17,236)	$21,388	$626	$(28,276)
Net refunds (collections) of 2009 revenue deferrals and accruals, including interest	1,907	3,859	(10,840)	(314)	(5,388)
Net revenue deferrals for the six months ended June 30, 2011	(5,422)	(3,898)	(488)	(2,047)	(11,855)
Net accrued interest payables for the six months ended June 30, 2011	(550)	(288)	(16)	(19)	(873)

Balance as of June 30, 2011	$(37,119)	$(17,563)	$10,044	$(1,754)	$(46,392)

     Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$957	$1,040	$13,652	$692	$16,341
Non-current assets — other	—	—	2,476	1,372	3,848
Current liabilities	(17,698)	(9,501)	(3,023)	(321)	(30,543)
Non-current liabilities	(20,378)	(9,102)	(3,061)	(3,497)	(36,038)

Balance as of June 30, 2011	$(37,119)	$(17,563)	$10,044	$(1,754)	$(46,392)

4. INTANGIBLE ASSETS
     We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $44.7 million (net of accumulated amortization of $13.7 million) as of June 30, 2011.
     We have also recorded intangible assets for payments made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $3.7 million (net of accumulated amortization of $0.1 million) as of June 30, 2011.
     During the three months ended June 30, 2011 and 2010, we recognized $0.8 million of amortization expense of our intangible assets and $1.5 million for the six months ended June 30, 2011 and 2010. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2011 to be $3.1 million per year.
5. LONG-TERM DEBT
Derivative Instruments and Hedging Activities
     We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. On September 27, 2010, ITC Holdings entered into a 10-year forward starting interest rate swap agreement (the “September 2010 swap”) with a notional amount of $50.0 million. On March 16, 2011, ITC Holdings entered into two 10-year forward starting interest rate swap agreements (the “March 2011 swaps”), each with a notional amount of $25.0 million. On May 17, 2011, ITC Holdings entered into a 10-year forward starting interest rate swap agreement (the “May 2011 swap”) with a notional amount of $25.0 million. These interest rate swaps manage interest rate risk of a total notional amount of $125.0 million associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing $267.0 million ITC Holdings 5.25% Senior Notes due July 15, 2013.
     The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 3.60% for the September 2010 swap, a fixed rate of 4.45% for the March 2011 swaps and a fixed rate of 4.20% for the May 2011 swap, effective for the ten-year period beginning July 15, 2013. The agreements will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of June 30, 2011, there has been no ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of June 30, 2011, the fair value of the derivative instruments was an asset of $1.5 million recorded to other non-current assets. Refer to Note 10 for additional information.

Revolving Credit Agreements
     At June 30, 2011, ITC Holdings and its Regulated Operating Subsidiaries had the following revolving credit facilities available:

	Total
	Available	Outstanding	Unused	Original	Date of
(in millions)	Capacity	Balance (a)	Capacity	Term	Maturity
ITC Holdings Revolving Credit Agreement	$200.0	$—	$200.0	Five years	May 2016
ITCTransmission Revolving Credit Agreement	100.0	11.1	88.9	Five years	May 2016
METC Revolving Credit Agreement	100.0	19.6	80.4	Five years	May 2016
2008 ITC Midwest Revolving Credit Agreement	41.0	37.9	3.1	Five years	January 2013
2011 ITC Midwest Revolving Credit Agreement	75.0	26.5	48.5	Two years	February 2013
ITC Great Plains Revolving Credit Agreement	150.0	26.9	123.1	Four years	February 2015

Total	$666.0	$122.0	$544.0

(a)	Included within long-term debt
     ITC Holdings and its Regulated Operating Subsidiaries had the following weighted-average interest rates on borrowings outstanding at June 30, 2011:

Weighted-Average
Interest Rate
ITC Holdings Revolving Credit Agreement	n/a
ITCTransmission Revolving Credit Agreement	1.5%
METC Revolving Credit Agreement	2.3%
2008 ITC Midwest Revolving Credit Agreement	0.5%
2011 ITC Midwest Revolving Credit Agreement	1.9%
ITC Great Plains Revolving Credit Agreement	2.0%
   ITC Holdings Revolving Credit Agreement
     On May 17, 2011, ITC Holdings entered into a new unsecured, unguaranteed revolving credit agreement (the “ITC Holdings Revolving Credit Agreement”) under which ITC Holdings may borrow up to $200.0 million. Loans under the ITC Holdings Revolving Credit Agreement will bear interest at a rate equal to LIBOR plus an applicable margin of 1.75% or at a base rate, which is defined as the higher of the prime rate at the administrative agent’s principal office in New York, New York, 0.50% above the federal funds rate or 1% above LIBOR for a one month interest period on such day, plus an applicable margin of 0.75%, subject to adjustments based on ITC Holdings’ credit rating. The ITC Holdings Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at a rate of 0.25%, subject to adjustments based on ITC Holdings’ credit rating. The new revolving credit agreement replaced the existing revolving credit agreement, which was scheduled to mature on March 29, 2012.
   ITCTransmission Revolving Credit Agreement and METC Revolving Credit Agreement
     On May 17, 2011, ITCTransmission and METC each entered into new separate unsecured, unguaranteed revolving credit agreements with various banks, financial institutions and other institutional lenders, which replaced their existing revolving credit agreement, dated as of March 29, 2007, which was scheduled to mature on March 29, 2012.
     Loans made under ITCTransmission’s new revolving credit agreement (the “ITCTransmission Revolving Credit Agreement”) under which ITCTransmission may borrow up to $100.0 million, bear interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate at the administrative agent’s principal office in New York, New York, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on credit rating. The ITCTransmission Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at a rate of 0.15%, subject to adjustments based on ITCTransmission’s credit rating.
     Loans made under METC’s new revolving credit agreement (the “METC Revolving Credit Agreement”) under which METC may borrow up to $100.0 million, bear interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate at the administrative agent’s principal office in New York, New York, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on credit rating. The METC Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at a rate of 0.15%, subject to adjustments based on METC’s credit rating.
   ITC Midwest Revolving Credit Agreement
     On February 11, 2011, ITC Midwest entered into a new unsecured, unguaranteed revolving credit agreement (the “2011 ITC Midwest Revolving Credit Agreement”) under which ITC Midwest may borrow up to $75.0 million, in addition to the existing revolving credit agreement, dated January 28, 2008 (the “2008 Revolving Credit Agreement”). Loans made under the 2011 ITC Midwest Revolving Credit Agreement bear interest at a rate equal to LIBOR plus an applicable margin of 1.375% or at a base rate, which is defined as the higher of prime rate at the administrative agent’s principal office in New York, New York, 0.50% above over the federal funds rate or 1% above the one month LIBOR plus an applicable margin of 0.375%, subject to adjustments based on ITC Midwest’s credit rating. The 2011 ITC Midwest Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at a rate of 0.15%, subject to adjustments based on ITC Midwest’s credit rating.
   ITC Great Plains Revolving Credit Agreement
     On February 16, 2011, ITC Great Plains entered into an unsecured, unguaranteed revolving credit agreement (the “ITC Great Plains Revolving Credit Agreement”) under which ITC Great Plains may borrow and issue letters of credit up to $150.0 million. Loans made under the ITC Great Plains Revolving Credit Agreement will bear interest at a rate equal to LIBOR plus an applicable margin of 1.75%, or at a base rate, which is defined as the higher of prime rate at the administrative agent’s principal office in New York, New York, 0.50% above the federal funds rate or 1.00% above the one month LIBOR rate plus an applicable margin of 0.75%, subject to adjustments based on ITC Great Plains’ credit rating. The ITC Great Plains Revolving Credit Agreement also provides for the payment to the lenders of a commitment fee on the average daily unused commitments at a rate of 0.30%, subject to adjustments based on ITC Great Plains’ credit rating.
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
6. STOCKHOLDERS EQUITY
ITC Holdings Sales Agency Financing Agreement
     On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFA”) with Deutsche Bank Securities Inc. (“DBS”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The term of the SAFA is up to July 2014. DBS will act as ITC Holdings’ agent in connection with any offerings of shares under the SAFA. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to DBS (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay DBS a commission equal to a mutually agreed upon rate, not to exceed 2% of the sales price of all shares of common stock sold through it as agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-163716) filed on December 14, 2009 with the SEC. The prior ITC Holdings Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC expired on June 27, 2011. As of July 28, 2011, no shares have been issued under either of these agreements.

7. SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
     On May 25, 2011, pursuant to the Second Amended and Restated 2006 Long-Term Incentive Plan, we granted 212,818 options to purchase shares of our common stock. The options vest in three equal annual installments with the first installment vesting on May 25, 2012 and have an exercise price of $72.15 per share, which was the closing share price of our common stock on the date of grant. In addition, on May 25, 2011, we granted 95,862 shares of restricted stock at a fair value of $72.15 per share. Holders of restricted stock have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock becomes vested three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
Stock Option Exercises
     We issued 455,250 and 464,264 shares of our common stock during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, due to the exercise of stock options.
8. EARNINGS PER SHARE
     The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2011	2010	2011	2010
Numerator:
Net income	$42,996	$36,301	$84,998	$70,505
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(17,182)	(16,089)	(34,189)	(32,125)

Undistributed earnings	25,814	20,212	50,809	38,380
Percentage allocated to common shares (b)	98.2%	98.4%	98.2%	98.4%

Undistributed earnings — common shares	25,349	19,889	49,894	37,766
Add: dividends declared — common shares	16,857	15,805	33,571	31,598

Numerator for basic and diluted earnings per common share	$42,206	$35,694	$83,465	$69,364

Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,236,721	49,387,462	50,082,531	49,370,143
Incremental shares for stock options and employee stock purchase plan	784,659	899,478	787,643	901,120

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,021,380	50,286,940	50,870,174	50,271,263

Per common share net income:
Basic	$0.84	$0.72	$1.67	$1.40
Diluted	$0.83	$0.71	$1.64	$1.38

(a) Includes dividends paid in the form of shares for deferred stock units

(b) Weighted-average common shares outstanding	50,236,721	49,387,462	50,082,531	49,370,143
Weighted-average restricted shares and deferred stock units (participating securities)	911,487	824,996	896,276	794,189

Total	51,148,208	50,212,458	50,978,807	50,164,332

Percentage allocated to common shares	98.2%	98.4%	98.2%	98.4%
     Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.

     At June 30, 2011 and 2010, we had 2,188,814 and 2,849,198 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and six months ended June 30, 2011 and 2010, 218,135 and 476,853 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.
9. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
     We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $3.6 million to the defined benefit retirement plan relating to the 2010 plan year in June 2011. There will be no additional contributions in 2011.
     We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We contributed $3.1 million to these supplemental nonqualified, noncontributory, retirement benefit plans relating to the 2010 plan year in June 2011. There will be no additional contributions in 2011.
     Net pension cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Service cost	$894	$724	$1,792	$1,434
Interest cost	604	603	1,229	1,111
Expected return on plan assets	(474)	(339)	(948)	(694)
Amortization of prior service cost	(11)	(10)	(21)	(21)
Amortization of unrecognized loss	591	595	1,304	862

Net pension cost	$1,604	$1,573	$3,356	$2,692

Other Postretirement Benefits
     We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $0.9 million to the postretirement benefit plan relating to the 2010 plan year in June 2011. We expect to contribute up to an additional $2.6 million to the postretirement benefit plan relating to the 2010 plan year in December 2011.
     Net postretirement cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Service cost	$857	$647	$1,715	$1,404
Interest cost	322	237	643	492
Expected return on plan assets	(185)	(116)	(369)	(234)
Amortization of prior service cost	79	78	157	157
Amortization of unrecognized loss	56	—	110	—

Net postretirement cost	$1,129	$846	$2,256	$1,819

Defined Contribution Plan
     We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.5 million for both the three months ended June 30, 2011 and 2010 and $1.7 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

10. FAIR VALUE MEASUREMENTS
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
     Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$14,520	$60,508	$—
Mutual funds — fixed income securities	13,724	—	—
Mutual funds — equity securities	1,134	—	—
Interest rate swap derivative	—	1,487	—

Total	$29,378	$61,995	$—

     Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$10	$84,726	$—
Mutual funds — fixed income securities	10,479	—	—
Mutual funds — equity securities	876	—	—
Interest rate swap derivative	—	3,099	—

Total	$11,365	$87,825	$—

     As of June 30, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in trust associated with our nonqualified, noncontributory, supplemental retirement benefit plans for selected management and employees that are classified as trading securities and our interest rate swaps discussed in Note 5. Our investments included in cash equivalents consist of common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as trading securities consist primarily of mutual funds that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivatives as of June 30, 2011 is determined based on a discounted cash flow method.
     We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the six months ended June 30, 2011. For additional information on our goodwill and intangible assets please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2010 included in our Form 10-K for such period and Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
   Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,691.3 million and $2,747.2 million at June 30, 2011 and December 31, 2010, respectively. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.7 million and $2,443.5 million at June 30, 2011 and December 31, 2010, respectively.

   Revolving Credit Agreements
     At June 30, 2011 and December 31, 2010, we had a consolidated total of $122.0 million and $53.4 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value.
   Trade Accounts Receivables and Payables
     As of June 30, 2011, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.
11. MICHIGAN CORPORATE INCOME TAX
     On May 25, 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, corporations such as ITC Holdings will be taxed at a rate of 6.0% on federal taxable income apportioned to Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove new deferred income tax balances recognized under the MBT and establish deferred tax balances under the CIT in the second quarter of 2011. The change did not have a material impact on our results of operations. Under our Regulated Operating Subsidiaries’ cost-based formula rates with true-up mechanisms, the future taxes receivable that are expected to be recovered from customers in future rates have resulted in the recognition of regulatory assets.
12. COMMITMENTS AND CONTINGENT LIABILITIES
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
     The amount of use tax liability associated with the exemptions taken by ITCTransmission through June 30, 2011 is estimated to be approximately $7.9 million, which includes approximately $3.5 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $10.2 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC audit of ITC Midwest
     The staff of the FERC has conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On June 20, 2011, FERC staff provided a revised draft audit report to us for review and comment. The draft audit report contains certain proposed findings and recommendations relating to specific aspects of the accounting treatment for the acquisition which, if finalized and approved by FERC, have the potential to result in adjustments to ITC Midwest’s revenue requirement calculations for 2008 through 2010. ITCTransmission and METC have applied accounting similar to ITC Midwest for their respective acquisitions. Adjustments to ITC Midwest’s, ITCTransmission’s and METC’s historical revenue requirements could result in refunds and have a negative effect on our results of operations. We intend to both vigorously defend our position and seek an agreed-upon resolution of the audit findings. We believe an unfavorable outcome is reasonably possible, but do not believe the range of potential loss would be material to our results of operations, cash flows or financial condition.
ITC Midwest Project Commitment
     In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. To complete this project, the Iowa Utilities Board (the “IUB”) must provide certain regulatory approvals. In the second quarter of 2011, the IUB granted the necessary regulatory approvals. Given the timing of receipt of these regulatory approvals, we do not expect the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and, therefore, we believe the likelihood of any material adverse effect from this matter is remote.
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
     On April 16, 2009, the FERC dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and to establish that IP&L’s alternative rate proposal is just and reasonable. IP&L and other parties subsequently filed for rehearing. On May 19, 2011, FERC denied the requests for rehearing and motion to reopen the record and, as a result, this matter is now closed.

13. SEGMENT INFORMATION
     We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:
OPERATING REVENUES:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Regulated Operating Subsidiaries	$185,115	$168,479	$364,518	$329,777
ITC Holdings and other	91	105	192	212
Intercompany eliminations	(108)	(116)	(226)	(233)

Total Operating Revenues	$185,098	$168,468	$364,484	$329,756

INCOME BEFORE INCOME TAXES:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Regulated Operating Subsidiaries	$89,424	$82,227	$179,939	$159,619
ITC Holdings and other	(22,675)	(24,828)	(46,429)	(48,516)

Total Income Before Income Taxes	$66,749	$57,399	$133,510	$111,103

NET INCOME:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Regulated Operating Subsidiaries (a)	$61,924	$56,711	$124,853	$110,170
ITC Holdings and other	42,996	36,301	84,998	70,505
Intercompany eliminations	(61,924)	(56,711)	(124,853)	(110,170)

Total Net Income	$42,996	$36,301	$84,998	$70,505

TOTAL ASSETS:

	June 30,	December 31,
(in thousands)	2011	2010
Regulated Operating Subsidiaries	$4,399,933	$4,180,485
ITC Holdings and other	2,854,545	2,762,210
Reconciliations (b)	14,624	(11,878)
Intercompany eliminations	(2,724,768)	(2,622,944)

Total Assets	$4,544,334	$4,307,873

(a)	Income tax provision and net income for our Regulated Operating Subsidiaries do not include any allocation of taxes for METC. METC is organized as a single-member limited liability company that is a disregarded entity for federal income tax purposes. METC is treated as a branch of MTH, which is taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, file as a partnership for federal income tax purposes, they are exempt from federal income taxes. As a result, METC does not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position. For FERC regulatory reporting, however, METC computes theoretical federal income taxes as well as the associated deferred income taxes and includes an annual allowance for income taxes in its net revenue requirement used to determine its rates.

(b)	Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Part I, Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2010 and the following:
•	Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with recent acquisitions (including ITC Midwest’s acquisition of IP&L’s electric transmission assets) that could have an adverse effect on our business, financial condition, results of operations and cash flows.

•	Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues and earnings. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.

•	The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

•	Changes in federal energy laws, regulations or policies could impact cash flows and could reduce the dividends we may be able to pay our stockholders.

•	If the amounts billed for transmission service for our Regulated Operating Subsidiaries’ transmission systems are lower than expected, the timing of collection of our revenues would be delayed.

•	Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.

•	A significant amount of the land on which our Regulated Operating Subsidiaries’ assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, our Regulated Operating Subsidiaries must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.

•	If ITC Midwest’s operating agreement with IP&L is terminated early, ITC Midwest may face a shortage of labor or replacement contractors to provide the services formerly provided by IP&L.

•	Hazards associated with high-voltage electricity transmission may result in suspension of our Regulated Operating Subsidiaries’ operations or the imposition of civil or criminal penalties.

•	Our Regulated Operating Subsidiaries are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.

•	Our Regulated Operating Subsidiaries are subject to various regulatory requirements, including reliability standards. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	The amount of our federal net operating loss carryforwards for income taxes that we may use to reduce our tax liability in any given period is limited.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

•	Other risk factors discussed herein and listed from time to time in our public filings with the Securities and Exchange Commission (“SEC”).
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
     Our Regulated Operating Subsidiaries’ primary operating responsibilities include maintaining, improving and expanding their transmission systems to meet their customers’ ongoing needs, scheduling outages on system elements to allow for maintenance and construction, maintaining appropriate system voltages and monitoring flows over transmission lines and other facilities to ensure physical limits are not exceeded.
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

     Significant recent matters that influenced our financial position and results of operations and cash flows for the three and six months ended June 30, 2011 or may affect future results include:
•	Our capital investment of $271.6 million at our Regulated Operating Subsidiaries ($36.5 million, $66.0 million, $133.8 million and $35.3 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the six months ended June 30, 2011, resulting primarily from our focus on improving system reliability and interconnecting new generating resources;

•	Debt issuances and borrowings under our revolving credit agreements in 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•	Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, described below under “Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral.” There will be a $6.9 million reduction in network revenues in 2011 relating to the collection of the revenue accrual for the period from January through May 2011 compared to the year ended December 31, 2010, which is expected to result in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010.
     These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
  ITC Great Plains
   KETA Project
     The KETA Project is a 225 mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. Through June 30, 2011, ITC Great Plains has recorded construction work in progress of $43.8 million for the KETA Project. We estimate that the cost for ITC Great Plains’ portion of the KETA Project will be approximately $203 million.
  Kansas V-Plan Project
     The Kansas V-Plan Project is a 200 mile long transmission line that will run between Spearville and Wichita, Kansas. The portion of the transmission line that ITC Great Plains is responsible for constructing from Spearville to Medicine Lodge, Kansas will run approximately 120 miles. The Kansas Corporation Commission approved ITC Great Plains’ request for a transmission line siting permit on July 12, 2011. ITC Great Plains is in the process of obtaining the remaining permits necessary to begin construction related activities for the project. We estimate that ITC Great Plains will invest approximately $300 million to construct its portion of the project.
  Regulatory Assets
     As of June 30, 2011, we have recorded a total of $13.6 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized the Kansas V-Plan regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan regulatory asset in March 2011, we recorded an additional $1.1 million of cost incurred for the Kansas V-Plan Project during the quarter ended June 30, 2011 directly to regulatory assets. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses in future rates.
  Green Power Express
     The Green Power Express project consists of transmission line segments that would facilitate the movement of power from the wind-abundant areas in the Dakotas, Minnesota and Iowa to Midwest load centers that demand clean, renewable energy. The FERC issued an order authorizing certain transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, the FERC order conditionally accepted Green Power Express’ proposed formula rate tariff sheets, subject to refund, and set them for hearing and settlement procedures. On February 22, 2010, Green Power Express filed an Offer of Settlement that intended to resolve all of the issues set for hearing. On May 19, 2011, the FERC approved the proposed settlement of the formula rate and related issues that had been pending since the February 2010 offer. The amount of any future capital expenditures on this project is currently unknown.
     The total development expenses through June 30, 2011 that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express has been recorded as of June 30, 2011.
  Thumb Loop Project
     In 2010, we received MISO approval of the Thumb Loop Project primarily located in ITCTransmission’s region with a total expected capital investment of $510 million. The Thumb Loop Project consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Siting approval was requested from the MPSC in August 2010 and granted by the MPSC in February 2011. Certain parties have filed an appeal of the MPSC approval, but the MPSC decision remains valid during the appeal process. Significant capital investments for this project are expected to occur beginning in 2012.
Cost-Based Formula Rates with True-Up Mechanism
     Our Regulated Operating Subsidiaries calculate their revenue requirements using cost-based formula rate templates and are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under these formula rate templates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. The formula rate templates utilize forecasted expenses, property, plant and equipment, point-to-point revenues, network load and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.
  ITCTransmission’s Rate Freeze Revenue Deferral
     ITCTransmission’s rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $11.9 million were recognized in 2010 relating to the rate freeze revenue deferral and revenues of $5.0 million were recognized in January through May 2011. The $6.9 million reduction in revenues is also expected to result in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010.
   Revenue Accruals — Effects of Monthly Peak Loads
     For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their formula rates that contain a true-up mechanism our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load affects cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.
     The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2011			2010			2009
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,326	6,041	2,777	7,255	5,947	2,838	7,314	6,009	2,952
February	7,261	6,056	2,854	6,998	5,800	2,782	7,176	5,818	2,816
March	6,946	5,712	2,520	6,620	5,376	2,517	7,070	5,548	2,696
April	6,483	5,296	2,389	6,501	5,112	2,425	6,761	5,112	2,428
May	10,119	7,036	2,775	9,412	7,240	3,052	6,801	5,296	2,421
June	11,488	8,088	3,432	9,722	7,128	3,207	10,392	8,063	3,385
July				11,451	8,498	3,422	8,751	6,523	2,843
August				11,082	8,422	3,399	9,823	7,181	3,103
September				10,817	7,353	2,804	8,049	5,919	2,596
October				6,725	5,414	2,447	6,456	5,258	2,494
November				6,926	5,734	2,674	6,996	5,778	2,634
December				7,824	6,526	2,928	7,661	6,192	2,856

Total				101,333	78,550	34,495	93,250	72,697	33,224

(a)	Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all transmission owners in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the most significant portion of the rates or revenue requirement billed to network load within their respective joint rate zone.
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

		Actual Capital	Forecasted Capital
	Five-Year Capital	Investment for the	Investment for the
(in millions)	Investment Program	six months ended	year ending
Operating Subsidiary	2011-2015	June 30, 2011 (a)	December 31, 2011
ITCTransmission	$796	$36.5	$70—80
METC	682	66.0	155—165
ITC Midwest	1,087	133.8	255—270
ITC Great Plains	1,058	35.3	120—130
Other (b)	306	—	—

Total	$3,929	$271.6	$600—645

(a)	Capital investment amounts differ from cash expenditures for property, plant and equipment included in our condensed consolidated statements of cash flows due in part to differences in construction costs incurred compared to cash paid during that period, as well as payments for major equipment inventory that are included in cash expenditures but not included in capital investment until transferred to construction work in progress, among other factors.

(b)	Includes Green Power Express and other development initiatives.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2011	2010	(decrease)	(decrease)	2011	2010	(decrease)	(decrease)
OPERATING REVENUES	$185,098	$168,468	$16,630	9.9%	$364,484	$329,756	$34,728	10.5%
OPERATING EXPENSES
Operation and maintenance	28,837	28,494	343	1.2%	55,121	52,223	2,898	5.5%
General and administrative	19,289	17,413	1,876	10.8%	35,869	35,194	675	1.9%
Depreciation and amortization	23,352	22,567	785	3.5%	46,440	44,682	1,758	3.9%
Taxes other than income taxes	13,556	11,626	1,930	16.6%	27,164	23,934	3,230	13.5%
Other operating (income) and expenses — net	(167)	(530)	363	(68.5)%	(316)	(523)	207	(39.6)%

Total operating expenses	84,867	79,570	5,297	6.7%	164,278	155,510	8,768	5.6%

OPERATING INCOME	100,231	88,898	11,333	12.7%	200,206	174,246	25,960	14.9%
OTHER EXPENSES (INCOME)
Interest expense	36,484	35,333	1,151	3.3%	72,754	70,362	2,392	3.4%
Allowance for equity funds used during construction	(4,099)	(3,435)	(664)	19.3%	(7,609)	(6,578)	(1,031)	15.7%
Other income	(497)	(1,154)	657	(56.9)%	(718)	(1,672)	954	(57.1)%
Other expense	1,594	755	839	111.1%	2,269	1,031	1,238	120.1%

Total other expenses (income)	33,482	31,499	1,983	6.3%	66,696	63,143	3,553	5.6%

INCOME BEFORE INCOME TAXES	66,749	57,399	9,350	16.3%	133,510	111,103	22,407	20.2%
INCOME TAX PROVISION	23,753	21,098	2,655	12.6%	48,512	40,598	7,914	19.5%

NET INCOME	$42,996	$36,301	$6,695	18.4%	$84,998	$70,505	$14,493	20.6%

  Operating Revenues
     Three months ended June 30, 2011 compared to three months ended June 30, 2010
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2011		2010		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$153,947	83.2%	$143,670	85.3%	$10,277	7.2%
Regional cost sharing revenues	20,433	11.0%	15,695	9.3%	4,738	30.2%
Point-to-point	3,990	2.1%	4,787	2.8%	(797)	(16.6)%
Scheduling, control and dispatch	3,838	2.1%	3,615	2.2%	223	6.2%
Other	2,890	1.6%	701	0.4%	2,189	312.3%

Total	$185,098	100.0%	$168,468	100.0%	$16,630	9.9%

     Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
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

     Six months ended June 30, 2011 compared to six months ended June 30, 2010
     The following table sets forth the components of and changes in operating revenues:

						Percentage
	2011		2010		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$306,427	84.1%	$283,967	86.1%	$22,460	7.9%
Regional cost sharing revenues	40,039	11.0%	26,871	8.1%	13,168	49.0%
Point-to-point	7,711	2.1%	9,505	2.9%	(1,794)	(18.9)%
Scheduling, control and dispatch	6,828	1.9%	6,854	2.1%	(26)	(0.4)%
Other	3,479	0.9%	2,559	0.8%	920	36.0%

Total	$364,484	100.0%	$329,756	100.0%	$34,728	10.5%

     Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses.
     Regional cost sharing revenues increased due primarily to additional capital projects placed in-service that have been identified by MISO as eligible for regional cost sharing.
     Operating revenues for the six months ended June 30, 2011 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
					ITC	net revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Great Plains	deferrals
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$120,139	$87,356	$97,568	$1,364
2	Network revenues billed (b)	125,270	91,218	98,926	359

3	Network revenue accruals (deferrals) (line 1 — line 2)	(5,131)	(3,862)	(1,358)	1,005
4	Regional cost sharing revenue accruals (deferrals) (c)	(291)	(36)	870	(3,052)

5	Total net revenue deferrals (line 3 + line 4)	$(5,422)	$(3,898)	$(488)	$(2,047)	$(11,855)

(a)	The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2010 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries.

(b)	Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by our effective monthly network rates for 2011 of $2.495 per kW/month, $2.331 per kW/month and $6.694 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2009 true-up adjustment. The rates for 2011 include amounts for the collection and refund of the 2009 revenue accruals and deferrals and related accrued interest and the revenues billed in 2011 associated with the 2009 revenue accruals and deferrals are not included in these amounts. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

(c)	Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

Operating Expenses
  Operation and maintenance expenses
     Three months ended June 30, 2011 compared to three months ended June 30, 2010
     Operation and maintenance expenses were consistent compared to the prior period.
     Six months ended June 30, 2011 compared to six months ended June 30, 2010
     Operation and maintenance expenses increased by $1.6 million due to higher vehicles and equipment expenses, due in part to higher fuel costs, by $1.2 million due to higher relay work due to the acceleration of certain preventative maintenance activities within the first half of 2011 that had initially been planned for later in 2011, and by $1.2 million due to higher operating and training expenses, partially offset by $1.4 million due to lower material costs.
  General and administrative expenses
     Three months ended June 30, 2011 compared to three months ended June 30, 2010
     General and administrative expenses increased due to general business expenses, primarily due to increased information technology support, in addition to higher professional services.
     Six months ended June 30, 2011 compared to six months ended June 30, 2010
     General and administrative expenses increased by $1.2 million due to higher general business expenses, primarily due to increased information technology support, by $0.6 million due to higher compensation expenses and by $0.6 million due to higher outside services. These increases were partially offset by the reduction of expenses in the first quarter of 2011 of $1.9 million (of which $1.4 million were incurred in periods prior to 2011) in connection with the recognition of the Kansas V-Plan Project regulatory asset.
  Depreciation and amortization expenses
     Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010
     Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
     Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010
     Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2010 capital additions, which are included in the assessments for 2011 personal property taxes.
Other Expenses (Income)
     Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010
     Interest expense increased due primarily to additional interest expense associated with an increase in borrowing levels under our revolving credit agreements.
Income Tax Provision
     Three months ended June 30, 2011 compared to three months ended June 30, 2010
     Our effective tax rates for the three months ended June 30, 2011 and 2010 are 35.6% and 36.8%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC equity”) which reduces the effective tax rate. We recorded a state income tax provision of $1.4 million (net of federal deductibility) during the three months ended June 30, 2011 which includes the effects of the Michigan Corporate Income Tax described in Note 11 of the condensed consolidated financial statements, compared to state income tax provision of $1.7 million (net of federal deductibility) for the three months ended June 30, 2010.
     Six months ended June 30, 2011 compared to six months ended June 30, 2010
     Our effective tax rates for the six months ended June 30, 2011 and 2010 are 36.3% and 36.5%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. We recorded a state income tax provision of $3.6 million (net of federal deductibility) during the six months ended June 30, 2011 for state income taxes, which includes the effect of the Michigan Corporate Income Tax, compared to state income tax provision of $3.7 million (net of federal deductibility) for the six months ended June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
     We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:
•	Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment Forecasts and Operating Results Trends.”

•	Fund business development expenses and related capital expenditures. We are pursuing development activities at Green Power Express and ITC Grid Development that will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 9 to the condensed consolidated financial statements.
     In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 12 to the condensed consolidated financial statements would result in additional capital requirements.
     We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively, and an additional revolving credit agreement at ITC Midwest for $75.0 million as described in Note 5 to the condensed consolidated financial statements. As of June 30, 2011, we had consolidated indebtedness under our revolving credit agreements of $122.0 million, with unused capacity under the agreements of $544.0 million.
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
Covenants
     Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions as described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2010. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $167.8 million and $183.4 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in cash provided by operating activities was due primarily to higher income taxes paid of $7.3 million, $7.8 million of additional interest payments (net of interest capitalized) and $7.6 million of additional funding to the benefit plans during the six months ended June 30, 2011 compared to the same period in 2010. These decreases were partially offset by an increase in cash received from operating revenues of $6.3 million.
Cash Flows From Investing Activities
     Net cash used in investing activities was $230.8 million and $162.7 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment as we executed our capital investment plan described under “— Overview — Capital Investment Forecasts and Operating Results Trends.”
Cash Flows From Financing Activities
     Net cash provided by financing activities was $49.1 million for the six months ended June 30, 2011 as compared to net cash used in financing activities of $14.1 million for the six months ended June 30, 2010. The increase in cash provided by financing activities was due primarily to the net increase of $135.5 million in amounts outstanding under our revolving credit agreements, an increase of $13.8 million due to the issuance of common stock upon exercise of outstanding options, as well as an increase in net proceeds associated with refundable deposits for transmission network upgrades of $9.5 million during the six months ended June 30, 2011 as compared to the same period in 2010. This increase was partially offset by proceeds of $40.0 million from the closing of ITC Midwest’s 4.60% First Mortgage Bonds, Series D, and proceeds of $50.0 million received from the issuance of METC’s 5.64% Senior Secured Notes during 2010.

CONTRACTUAL OBLIGATIONS
     Our contractual obligations are described in our Form 10-K for the year ended December 31, 2010. There have been no material changes to that information during the six months ended June 30, 2011, other than amounts borrowed under our revolving credit agreements and other debt transactions as described in Note 5 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2010 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2011.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
     Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,691.3 million at June 30, 2011. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.7 million at June 30, 2011. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at June 30, 2011. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at June 30, 2011 would decrease the fair value of debt by $79.7 million, and a decrease in interest rates of 10% at June 30, 2011 would increase the fair value of debt by $85.9 million at that date.
Revolving Credit Agreements
     At June 30, 2011, we had a consolidated total of $122.0 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2011 would increase or decrease the total interest expense by $0.2 million, respectively, for an annual period on a constant borrowing level of $122.0 million.
Other
     As described in our Form 10-K for the fiscal year ended December 31, 2010, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There has been no material changes in these risks during the six months ended June 30, 2011.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 12 to the condensed consolidated financial statements under “—Complaint of IP&L” for a description of developments in that case.
ITEM 1A. RISK FACTORS
     Other than as set forth below, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010.
     On November 18, 2008, IP&L filed a complaint with the FERC against ITC Midwest under Section 206 of the Federal Power Act. On April 16, 2009, the FERC dismissed the IP&L complaint, citing that IP&L failed to meet its burden as the complainant to establish that the current rate is unjust and unreasonable and to establish that IP&L’s alternative rate proposal is just and reasonable. IP&L and other parties subsequently filed for rehearing. On May 19, 2011, FERC denied the requests for rehearing and motion to reopen the record, and as a result, this matter is now closed. Due to these and other factual developments affecting the relevant risk factor, we are amending and restating the relevant risk factor set forth in Item 1A of our Form 10-K for the year ended December 31, 2010 to read as follows:
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
     In the Minnesota regulatory proceeding, ITC Midwest also agreed to build two transmission projects intended to improve the reliability and efficiency of our electric transmission system. Specifically, ITC Midwest made commitments to use commercially reasonable best efforts to complete these projects prior to December 31, 2009 and 2011, respectively. In the event ITC Midwest is found to have failed to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure would be reduced to 10.39% until such time as ITC Midwest completes these projects, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. The project that was required to be completed prior to December 31, 2009 was completed by that deadline. With respect to the second project, the 345 kV Salem-Hazelton line, certain regulatory approvals were needed from the IUB before the project could commence. In the second quarter of 2011, the IUB granted the necessary regulatory approvals. Given the timing of receipt of these regulatory approvals, we do not expect the project to be completed by December 31, 2011. While we believe we have used commercially reasonable best efforts to meet the deadline, any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2011:

			Total Number of	Maximum Number or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price	Announced Plan or	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Program(2)	the Plans or Programs(2)
April 2011	692	$69.55	—	—
May 2011	—	—	—	—
June 2011	—	—	—	—

Total	692	$69.55	—	—

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.		Description of Document
4.28		Third Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (The Bank of New York Trust Company, N.A.), as trustee

4.29		Fifth Supplemental Indenture, dated as of July 15, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee

10.94		Revolving Credit Agreement, dated as of May 17, 2011, among ITC Holdings Corp., as the borrower, various financial institutions and other persons from time to time parties hereto, as the lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Barclays Capital, as joint lead arrangers and joint bookrunners, and Barclays Capital, as syndication agent (filed with Registrant’s Form 8-K on May 19, 2011)

10.95		Revolving Credit Agreement, dated as of May 17, 2011, among International Transmission Company, as the borrower, various financial institutions and other persons from time to time parties hereto, as the lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Barclays Capital, as joint lead arrangers and joint bookrunners, and Barclays Capital, as syndication agent (filed with Registrant’s Form 8-K on May 19, 2011)

10.96		Revolving Credit Agreement, dated as of May 17, 2011, among Michigan Electric Transmission Company, LLC, as the borrower, various financial institutions and other persons from time to time parties hereto, as the lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Barclays Capital, as joint lead arrangers and joint bookrunners, and Barclays Capital, as syndication agent (filed with Registrant’s Form 8-K on May 19, 2011)

10.97		Second Amended and Restated 2006 Long Term Incentive Plan effective May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

10.98		ITC Holdings Corp. Employee Stock Purchase Plan, as amended and restated May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

10.99		Sales Agency Financing Agreement, dated July 27, 2011, between Registrant and Deutsche Bank Securities Inc. (filed with Registrant’s Form 8-K filed on July 27, 2011)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Database

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 28, 2011

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)