Form 10-Q
period 2011-09-30
ITC Holdings Corp.
filed 2011-10-27
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 21, 2011 was 51,302,836.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$48,327	$95,109
Accounts receivable	92,605	80,417
Inventory	40,479	42,286
Deferred income taxes	15,445	—
Regulatory assets — revenue accrual, including accrued interest	12,151	28,637
Other	5,464	5,293
Total current assets	214,471	251,742
Property, plant and equipment (net of accumulated depreciation and amortization of $1,177,227 and $1,129,669, respectively)	3,221,523	2,872,277
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $14,501 and $12,176, respectively)	47,660	49,985
Other regulatory assets	148,100	138,152
Deferred financing fees (net of accumulated amortization of $13,719 and $11,750, respectively)	21,366	19,949
Other	29,576	25,605
Total other assets	1,196,865	1,183,854
TOTAL ASSETS	$4,632,859	$4,307,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,534	$66,953
Accrued payroll	14,290	18,606
Accrued interest	23,341	42,725
Accrued taxes	12,147	19,461
Regulatory liabilities — revenue deferral, including accrued interest	39,152	17,658
Refundable deposits from generators for transmission network upgrades	37,606	10,492
Other	7,814	6,509
Total current liabilities	216,884	182,404
Accrued pension and postretirement liabilities	39,322	35,811
Deferred income taxes	380,057	314,979
Regulatory liabilities — revenue deferral, including accrued interest	88,111	43,202
Regulatory liabilities — accrued asset removal costs	85,476	90,987
Refundable deposits from generators for transmission network upgrades	6,720	14,515
Other	32,882	11,646
Long-term debt	2,577,405	2,496,896
Commitments and contingent liabilities (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,329,501 and 50,715,805 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	913,280	886,808
Retained earnings	306,183	229,437
Accumulated other comprehensive (loss) income	(13,461)	1,188
Total stockholders’ equity	1,206,002	1,117,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,632,859	$4,307,873
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
OPERATING REVENUES	$191,303	$178,020	$555,787	$507,776
OPERATING EXPENSES
Operation and maintenance	37,365	33,748	92,486	85,971
General and administrative	19,046	18,199	54,915	53,393
Depreciation and amortization	23,898	20,856	70,338	65,538
Taxes other than income taxes	12,456	12,143	39,620	36,077
Other operating (income) and expense — net	(295)	(139)	(611)	(662)
Total operating expenses	92,470	84,807	256,748	240,317
OPERATING INCOME	98,833	93,213	299,039	267,459
OTHER EXPENSES (INCOME)
Interest expense	37,248	36,088	110,002	106,450
Allowance for equity funds used during construction	(4,469)	(3,585)	(12,078)	(10,163)
Other income	(1,417)	(878)	(2,136)	(2,550)
Other expense	793	586	3,063	1,617
Total other expenses (income)	32,155	32,211	98,851	95,354
INCOME BEFORE INCOME TAXES	66,678	61,002	200,188	172,105
INCOME TAX PROVISION	22,654	22,608	71,166	63,206
NET INCOME	$44,024	$38,394	$129,022	$108,899
Basic earnings per common share (Note 8)	$0.86	$0.76	$2.52	$2.17
Diluted earnings per common share (Note 8)	$0.85	$0.75	$2.49	$2.13
Dividends declared per common share	$0.353	$0.335	$1.023	$0.975
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,022	$108,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,338	65,538
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	82,854	120,416
Deferred income tax expense	44,894	56,768
Allowance for equity funds used during construction	(12,078)	(10,163)
Other	12,224	10,077
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(14,845)	(18,091)
Inventory	1,807	(5,805)
Other current assets	(171)	(3,013)
Accounts payable	2,853	5,372
Accrued payroll	(3,753)	(223)
Accrued interest	(19,384)	(15,874)
Accrued taxes	(7,315)	(9,742)
Other current liabilities	1,699	76
Other non-current assets and liabilities, net	(1,577)	(6,567)
Net cash provided by operating activities	286,568	297,668
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(388,402)	(270,183)
Proceeds from sale of securities	3,839	14,576
Purchases of securities	(7,341)	(14,587)
Other	769	(78)
Net cash used in investing activities	(391,135)	(270,272)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	90,000
Borrowings under revolving credit agreements	592,515	329,027
Repayments of revolving credit agreements	(512,355)	(393,593)
Issuance of common stock	18,081	7,049
Dividends on common stock	(52,276)	(49,064)
Refundable deposits from generators for transmission network upgrades	24,618	16,203
Repayment of refundable deposits from generators for transmission network upgrades	(4,876)	(26,567)
Other	(7,922)	(1,041)
Net cash provided by (used in) financing activities	57,785	(27,986)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,782)	(590)
CASH AND CASH EQUIVALENTS — Beginning of period	95,109	74,853
CASH AND CASH EQUIVALENTS — End of period	$48,327	$74,263

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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2011	2010
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$126,481	$119,998
Income taxes paid	23,010	7,174
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$56,342	$41,315
Allowance for equity funds used during construction	12,078	10,163
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2011 or 2010, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) for the presentation of comprehensive income in financial statements was revised to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This revision is effective for our annual and interim consolidated financial statements for fiscal years beginning after December 15, 2011.

Goodwill Impairment Testing

The FASB amended the guidance for testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This revision is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and may be adopted early which would make it effective for our annual consolidated financial statements for the year ending December 31, 2011. We have not yet determined whether we will early adopt this amended guidance, but the impact is not expected to have a material effect on our results of operations, cash flows or financial condition.

3. REGULATORY MATTERS
ITC Great Plains
In March 2011, we recorded $2.0 million of regulatory assets for development expenses and pre-construction costs relating to the Kansas V-Plan Project incurred by ITC Great Plains that management believes are probable of recovery and recorded a corresponding $2.0 million reduction to operating expenses, primarily to general and administrative expense. As of September 30, 2011, the regulatory asset related to the Kansas V-Plan Project totaled $3.1 million. Recovery of the Kansas V-Plan Project regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the Federal Power Act to demonstrate that the costs to be recovered are just and reasonable. If FERC authorization is received, ITC Great Plains will include the Kansas V-Plan Project regulatory asset in its rate base and begin amortizing it over a ten-year period upon the in-service date of the Kansas V-Plan Project. The amortization expense will be included in ITC Great Plains’ revenue requirement based on its cost-based formula rate template.
ITC Midwest Depreciation Study
Effective January 1, 2010, the FERC authorized the implementation of the depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.
For ratemaking purposes, the impact of ITC Midwest’s revised depreciation rates was initially reflected in ITC Midwest’s 2010 revenue requirement. The revised depreciation rates resulted in a reduction of depreciation expense of $4.6 million for the nine months ended September 30, 2011 as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITC Midwest. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the nine months ended September 30, 2011.
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
The regulatory assets are recorded on the balance sheet in regulatory assets - revenue accrual, including accrued interest and other under non-current assets. The current and non-current regulatory liabilities are recorded in regulatory liabilities - revenue deferral, including accrued interest. The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2011:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2010	$(33,054)	$(17,236)	$21,388	$626	$(28,276)
Net refunds (collections) of 2009 revenue deferrals and accruals, including interest	2,860	5,788	(16,260)	(471)	(8,083)
Net revenue deferrals for the nine months ended September 30, 2011	(33,922)	(20,748)	(15,623)	(2,594)	(72,887)
Net accrued interest payable for the nine months ended September 30, 2011	(1,083)	(532)	(224)	(45)	(1,884)
Balance as of September 30, 2011	$(65,199)	$(32,728)	$(10,719)	$(2,484)	$(111,130)

4. INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $44.0 million (net of accumulated amortization of $14.4 million) as of September 30, 2011.
We have also recorded intangible assets for payments made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $3.7 million (net of accumulated amortization of $0.1 million) as of September 30, 2011.
During the three months ended September 30, 2011 and 2010, we recognized $0.8 million of amortization expense of our intangible assets and $2.3 million for the nine months ended September 30, 2011 and 2010. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2011 to be $3.1 million per year.

5. LONG-TERM DEBT
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing $267.0 million ITC Holdings 5.25% Senior Notes due July 15, 2013:

(in millions)
Interest Rate Swaps	Notional Amount	Fixed Rate	Original Term	Effective Date
September 2010 swap	$50.0	3.60%	Ten years	July 2013
March 2011 swaps	50.0	4.45%	Ten years	July 2013
May 2011 swap	25.0	4.20%	Ten years	July 2013
August 2011 swaps	50.0	3.80%	Ten years	July 2013
Total	$175.0
The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the ten-year period beginning July 15, 2013. The agreements will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of September 30, 2011, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2011, the fair value of the derivative instruments was a liability of $21.0 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 11 for additional information.
Revolving Credit Agreements

On May 17, 2011, ITC Holdings, ITCTransmission and METC entered into new unsecured, unguaranteed revolving credit agreements, which replaced their existing revolving credit agreements that were scheduled to mature on March 29, 2012. On February 11, 2011, ITC Midwest entered into a new unsecured, unguaranteed revolving credit agreement in addition to its existing revolving credit agreement, dated January 28, 2008. On February 16, 2011, ITC Great Plains entered into an unsecured, unguaranteed revolving credit agreement. At September 30, 2011, ITC Holdings and its Regulated Operating Subsidiaries had the following revolving credit facilities available:

(dollars in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	200.0	—	200.0	n/a	(c)	0.25%	Five years	May 2016
ITCTransmission	100.0	3.6	96.4	1.5%	(d)	0.15%	Five years	May 2016
METC	100.0	17.4	82.6	1.5%	(e)	0.15%	Five years	May 2016
ITC Midwest - 2008	41.0	37.9	3.1	0.6%	(f)	0.07%	Five years	January 2013
ITC Midwest - 2011	75.0	34.2	40.8	1.6%	(g)	0.15%	Two years	February 2013
ITC Great Plains	150.0	40.5	109.5	2.0%	(h)	0.30%	Four years	February 2015
Total	666.0	133.6	532.4
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower's credit rating.

(c)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.75%, subject to adjustments based on ITC Holdings’ credit rating.

(d)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on ITCTransmission's credit rating.

(e)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on METC's credit rating.

(f)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 0.35% or at a base rate, which is defined as the higher of the prime rate, or 0.50% above the federal funds rate, subject to adjustments based on ITC Midwest's credit rating.

(g)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.375% or at a base rate, which is defined as the higher of prime rate, 0.50% above over the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.375%, subject to adjustments based on ITC Midwest’s credit rating.

(h)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.75%, or at a base rate, which is defined as the higher of prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.75%, subject to adjustments based on ITC Great Plains’ credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. We are currently in compliance with all debt covenants.

6. STOCKHOLDERS EQUITY
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFA”) with Deutsche Bank Securities Inc. (“DBS”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The term of the SAFA is up to July 2014. DBS will act as ITC Holdings’ agent in connection with any offerings of shares under the SAFA. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to DBS (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay DBS a commission equal to a mutually agreed upon rate, not to exceed 2% of the sales price of all shares of common stock sold through DBS as agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-163716) filed on December 14, 2009 with the SEC. The prior ITC Holdings Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC expired on June 27, 2011. No shares have been issued under either of these agreements.

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
Stock Option Exercises
We issued 528,613 and 464,264 shares of our common stock during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, due to the exercise of stock options.
8. EARNINGS PER SHARE
The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2011	2010	2011	2010
Numerator:
Net income	$44,024	$38,394	$129,022	$108,899
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(18,087)	(16,944)	(52,276)	(49,069)
Undistributed earnings	25,937	21,450	76,746	59,830
Percentage allocated to common shares (b)	98.3%	98.2%	98.2%	98.4%
Undistributed earnings — common shares	25,496	21,064	75,365	58,873
Add: dividends declared — common shares	17,796	16,647	51,367	48,245
Numerator for basic and diluted earnings per common share	$43,292	$37,711	$126,732	$107,118
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,409,373	49,571,418	50,192,675	49,437,972
Incremental shares for stock options and employee stock purchase plan	769,949	868,339	781,467	890,073
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,179,322	50,439,757	50,974,142	50,328,045
Per common share net income:
Basic	$0.86	$0.76	$2.52	$2.17
Diluted	$0.85	$0.75	$2.49	$2.13
____________________________
(a) Includes dividends paid in the form of shares for deferred stock units.

(b) Weighted-average common shares outstanding	50,409,373	49,571,418	50,192,675	49,437,972
Weighted-average restricted shares and deferred stock units (participating securities)	893,459	889,369	895,326	826,264
Total	51,302,832	50,460,787	51,088,001	50,264,236
Percentage allocated to common shares	98.3%	98.2%	98.2%	98.4%

Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
At September 30, 2011 and 2010, we had 2,115,232 and 2,509,664 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and nine months ended September 30, 2011 and 2010, 215,188 and 460,355 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.

9. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net income	$44,024	$38,394	$129,022	$108,899
Amortization of interest rate lock cash flow hedges, net of tax (a)	16	16	47	47
Unrealized loss on interest rate swaps relating to interest rate lock cash flow hedges, net of tax (b)	(13,714)	—	(14,696)	—
Total comprehensive income	$30,326	$38,410	$114,373	$108,946
____________________________

(a)	Amount is net of tax of $9 for both the three months ended September 30, 2011 and 2010 and net of tax of $26 for both the nine months ended September 30, 2011 and 2010.

(b)	Amount is net of tax of $8,783 for the three months ended September 30, 2011 and net of tax of $9,414 for the nine months ended September 30, 2011.

10. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $3.6 million to the defined benefit retirement plan relating to the 2010 plan year in June 2011. There will be no additional contribution in 2011.
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
Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Service cost	$896	$717	$2,688	$2,151
Interest cost	614	556	1,843	1,667
Expected return on plan assets	(474)	(347)	(1,422)	(1,041)
Amortization of prior service cost	(10)	(11)	(31)	(32)
Amortization of unrecognized loss	652	431	1,956	1,293
Net pension cost	$1,678	$1,346	$5,034	$4,038

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
Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Service cost	$858	$702	$2,573	$2,106
Interest cost	321	246	964	738
Expected return on plan assets	(184)	(117)	(553)	(351)
Amortization of prior service cost	78	78	235	235
Amortization of unrecognized loss	55	—	165	—
Net postretirement cost	$1,128	$909	$3,384	$2,728

Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.

11. FAIR VALUE MEASUREMENTS
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
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$16,875	$27,842	$—
Mutual funds — fixed income securities	15,162	—	—
Mutual funds — equity securities	1,010	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(21,010)	—
Total	$33,047	$6,832	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$10	$84,726	$—
Mutual funds — fixed income securities	10,479	—	—
Mutual funds — equity securities	876	—	—
Interest rate swap derivatives	—	3,099	—
Total	$11,365	$87,825	$—

As of September 30, 2011 and December 31, 2010, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. The liabilities and assets related to derivatives consist of interest rate swaps discussed in Note 5. Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our investments classified as fixed income and equity securities consist primarily of mutual funds that are publicly traded and for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivatives as of September 30, 2011 and December 31, 2010 is determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2011. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2010 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,755.5 million and $2,747.2 million at September 30, 2011 and December 31, 2010, respectively. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.8 million and $2,443.5 million at September 30, 2011 and December 31, 2010, respectively.
Revolving Credit Agreements
At September 30, 2011 and December 31, 2010, we had a consolidated total of $133.6 million and $53.4 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value.
Trade Accounts Receivables and Payables
As of September 30, 2011, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.

12. MICHIGAN CORPORATE INCOME TAX
On May 25, 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, corporations such as ITC Holdings will be taxed at a rate of 6.0% on federal taxable income apportioned to Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in the second quarter of 2011. The change did not have a material impact on our results of operations. We have recognized regulatory assets representing the state income tax expense that we expect to recover from customers in the future under our Regulated Operating Subsidiaries' cost-based formula rates with true-up mechanism.

13. COMMITMENTS AND CONTINGENT LIABILITIES
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2011 is estimated to be approximately $8.2 million, which includes approximately $3.6 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $10.3 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest

Certain staff of the FERC (“FERC audit staff”) has conducted an audit of ITC Midwest's compliance with certain of the FERC's regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On September 30, 2011, FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition which, if approved by FERC, have the potential to result in adjustments to ITC Midwest's annual revenue requirement calculations and corresponding refunds for 2008 through 2010. We have 30 days from the date of the order to file a request for hearing with the FERC on any contested findings and recommendations and we intend to contest the findings relating to the accounting treatment for the acquisition. We believe an unfavorable outcome is reasonably possible for the ITC Midwest findings. ITCTransmission and METC have applied an accounting treatment for their respective acquisitions that is similar to ITC Midwest. We do not believe the resolution of the FERC audit staff findings will be material to our results of operations, cash flows or financial condition.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. In the second quarter of 2011, the Iowa Utilities Board granted certain regulatory approvals necessary for the completion of this project. Given the timing of receipt of these regulatory approvals, we do not expect the project to be completed by December 31, 2011. ITC Midwest believes it has made commercially reasonable best efforts toward completion of the project by the stipulated deadlines and will continue to do so and, therefore, we believe the likelihood of any material effect from this matter is remote.

14. SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Regulated Operating Subsidiaries	$191,320	$178,031	$555,838	$507,808
ITC Holdings and other	142	106	334	318
Intercompany eliminations	(159)	(117)	(385)	(350)
Total Operating Revenues	$191,303	$178,020	$555,787	$507,776

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Regulated Operating Subsidiaries	$89,733	$84,534	$269,672	$244,152
ITC Holdings and other	(23,055)	(23,532)	(69,484)	(72,047)
Total Income Before Income Taxes	$66,678	$61,002	$200,188	$172,105

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Regulated Operating Subsidiaries (a)	$63,186	$59,421	$188,039	$169,591
ITC Holdings and other	44,024	38,394	129,022	108,899
Intercompany eliminations	(63,186)	(59,421)	(188,039)	(169,591)
Total Net Income	$44,024	$38,394	$129,022	$108,899

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2011	2010
Regulated Operating Subsidiaries	$4,506,692	$4,180,485
ITC Holdings and other	2,873,779	2,762,210
Reconciliations (b)	22,078	(11,878)
Intercompany eliminations	(2,769,690)	(2,622,944)
Total Assets	$4,632,859	$4,307,873
____________________________

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
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates as discussed in Note 3 to the condensed consolidated financial statements under “— Cost-Based Formula Rates with True-Up Mechanism.”
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
We derive nearly all of our revenues from providing electric transmission service over our Regulated Operating Subsidiaries’ transmission systems to investor-owned utilities such as Detroit Edison, Consumers Energy and IP&L, and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems.
Significant recent matters that influenced our financial position and results of operations and cash flows for the three and nine months ended September 30, 2011 or may affect future results include:

•
Our capital investment of $420.5 million at our Regulated Operating Subsidiaries ($55.8 million, $103.2 million, $191.2 million and $70.3 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the nine months ended September 30, 2011, resulting primarily from our focus on improving system reliability and interconnecting new generating resources. Capital investments result in higher net revenue requirement at our Regulated Operating Subsidiaries, described below under "— Capital Investment and Operating Results Trends";

•	Debt issuances and borrowings under our revolving credit agreements in 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•
Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, described below under “Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral.” There will be a $6.9 million reduction in network revenues in 2011 compared to 2010 relating to the collection of the revenue accrual for the period from only January through May 2011, which is expected to result in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains
KETA Project
The KETA Project is a 225 mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. Through September 30, 2011, ITC Great Plains has recorded construction work in progress of $66.6 million for the KETA Project. We now estimate that the cost for ITC Great Plains’ portion of the KETA Project will be approximately $175 million.
Kansas V-Plan Project
The Kansas V-Plan Project is a 200 mile long transmission line that will run between Spearville and Wichita, Kansas. The portion of the transmission line that ITC Great Plains is responsible for constructing from Spearville to Medicine Lodge, Kansas will run approximately 120 miles. The Kansas Corporation Commission approved ITC Great Plains’ request for a transmission line siting permit on July 12, 2011. ITC Great Plains is in the process of obtaining the remaining permits necessary to begin construction of the project. We estimate that ITC Great Plains will invest approximately $300 million to construct its portion of the project.
Regulatory Assets
As of September 30, 2011, we have recorded a total of $13.6 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized the Kansas V-Plan regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan regulatory asset in March 2011, we recorded an additional $1.1 million of cost incurred for the Kansas V-Plan Project through September 30, 2011 directly to regulatory assets. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses in future rates.
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
The total development expenses through September 30, 2011 that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express have been recorded as of September 30, 2011.
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
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission’s rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $11.9 million were recognized in 2010 relating to the rate freeze revenue deferral and revenues of $5.0 million were recognized in January through May 2011. The $6.9 million reduction in revenues is also expected to result in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010.
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
The following table sets forth the monthly peak loads during the last three calendar years.

Monthly Peak Load (in MW) (a)

	2011			2010			2009
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,326	6,041	2,777	7,255	5,947	2,838	7,314	6,009	2,952
February	7,261	6,056	2,854	6,998	5,800	2,782	7,176	5,818	2,816
March	6,946	5,712	2,520	6,620	5,376	2,517	7,070	5,548	2,696
April	6,483	5,296	2,458	6,501	5,112	2,425	6,761	5,112	2,428
May	10,119	7,121	2,773	9,412	7,240	3,052	6,801	5,296	2,421
June	11,488	8,088	3,432	9,722	7,128	3,207	10,392	8,063	3,385
July	12,321	9,147	3,640	11,451	8,498	3,422	8,751	6,523	2,843
August	11,158	8,534	3,552	11,082	8,422	3,399	9,823	7,181	3,103
September	11,288	7,908	3,456	10,817	7,353	2,804	8,049	5,919	2,596
October				6,725	5,414	2,447	6,456	5,258	2,494
November				6,930	5,734	2,674	6,996	5,778	2,634
December				7,824	6,526	2,928	7,661	6,192	2,856
Total				101,337	78,550	34,495	93,250	72,697	33,224
____________________________

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

Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability and interconnect new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that will position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Additionally, construction work in progress balances for our KETA and V-Plan projects are included in rate base prior to being placed in service, and are expected to result in significant revenues in 2012 compared to 2011.
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

	Five-Year Capital	Actual Capital Investment for the	Forecasted Capital Investment for the
(in millions)	Investment Program	nine months ended	year ending
Operating Subsidiary	2011-2015	September 30, 2011 (a)	December 31, 2011
ITCTransmission	$796	$55.8	$75—85
METC	682	103.2	155—165
ITC Midwest	1,087	191.2	255—270
ITC Great Plains	1,058	70.3	115—125
Other (b)	306	—	—
Total	$3,929	$420.5	$600—645
____________________________

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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2011	2010	(decrease)	(decrease)	2011	2010	(decrease)	(decrease)
OPERATING REVENUES	$191,303	$178,020	$13,283	7.5%	$555,787	$507,776	$48,011	9.5%
OPERATING EXPENSES
Operation and maintenance	37,365	33,748	3,617	10.7%	92,486	85,971	6,515	7.6%
General and administrative	19,046	18,199	847	4.7%	54,915	53,393	1,522	2.9%
Depreciation and amortization	23,898	20,856	3,042	14.6%	70,338	65,538	4,800	7.3%
Taxes other than income taxes	12,456	12,143	313	2.6%	39,620	36,077	3,543	9.8%
Other operating (income) and expenses — net	(295)	(139)	(156)	112.2%	(611)	(662)	51	(7.7)%
Total operating expenses	92,470	84,807	7,663	9.0%	256,748	240,317	16,431	6.8%
OPERATING INCOME	98,833	93,213	5,620	6.0%	299,039	267,459	31,580	11.8%
OTHER EXPENSES (INCOME)
Interest expense	37,248	36,088	1,160	3.2%	110,002	106,450	3,552	3.3%
Allowance for equity funds used during construction	(4,469)	(3,585)	(884)	24.7%	(12,078)	(10,163)	(1,915)	18.8%
Other income	(1,417)	(878)	(539)	61.4%	(2,136)	(2,550)	414	(16.2)%
Other expense	793	586	207	35.3%	3,063	1,617	1,446	89.4%
Total other expenses (income)	32,155	32,211	(56)	(0.2)%	98,851	95,354	3,497	3.7%
INCOME BEFORE INCOME TAXES	66,678	61,002	5,676	9.3%	200,188	172,105	28,083	16.3%
INCOME TAX PROVISION	22,654	22,608	46	0.2%	71,166	63,206	7,960	12.6%
NET INCOME	$44,024	$38,394	$5,630	14.7%	$129,022	$108,899	$20,123	18.5%

Operating Revenues
Three months ended September 30, 2011 compared to three months ended September 30, 2010
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2011		2010		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$160,933	84.1%	$155,186	87.2%	$5,747	3.7%
Regional cost sharing revenues	22,599	11.8%	10,473	5.9%	12,126	115.8%
Point-to-point	4,416	2.3%	7,177	4.0%	(2,761)	(38.5)%
Scheduling, control and dispatch	2,186	1.1%	4,394	2.5%	(2,208)	(50.3)%
Other	1,169	0.7%	790	0.4%	379	48.0%
Total	$191,303	100.0%	$178,020	100.0%	$13,283	7.5%

Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final monthly recognition in May 2011 of the ITCTransmission rate freeze revenue deferral described above under "— Overview — Cost-Based Formula Rates with True-Up

Mechanism — ITCTransmission's Rate Freeze Revenue Deferral."
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
Point-to-point revenues decreased due primarily to fewer point-to-point reservations.

Scheduling, control and dispatch revenues decreased due primarily to a change in MISO's revenue distribution methodology for these types of revenues in 2011 compared to 2010. The new method was implemented in 2011 to better align the revenues relating to these services with the projected expenses. The amounts recognized for the third quarter of 2011 include adjustments relating to the first six months of 2011 that became estimable during the third quarter.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2011		2010		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$467,360	84.1%	$439,153	86.5%	$28,207	6.4%
Regional cost sharing revenues	62,638	11.3%	37,344	7.3%	25,294	67.7%
Point-to-point	12,127	2.2%	16,682	3.3%	(4,555)	(27.3)%
Scheduling, control and dispatch	9,014	1.6%	11,248	2.2%	(2,234)	(19.9)%
Other	4,648	0.8%	3,349	0.7%	1,299	38.8%
Total	$555,787	100.0%	$507,776	100.0%	$48,011	9.5%

Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final monthly recognition in May 2011 of the ITCTransmission rate freeze revenue deferral described above under "— Overview — Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission's Rate Freeze Revenue Deferral."
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
Point-to-point revenues decreased due primarily to fewer point-to-point reservations.
Scheduling, control and dispatch revenues decreased due primarily to a change in MISO's revenue distribution methodology for these types of revenues in 2011 compared to 2010. The new method was implemented in 2011 to better align the revenues relating to these services with the projected expenses.
Operating revenues for the nine months ended September 30, 2011 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

Line	Item	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total net revenue deferrals
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$182,013	$135,110	$148,692	$1,545
2	Network revenues billed (b)	213,926	153,496	165,623	538
3	Network revenue accruals (deferrals) (line 1 — line 2)	(31,913)	(18,386)	(16,931)	1,007
4	Regional cost sharing revenue accruals (deferrals) (c)	(2,009)	(2,362)	1,308	(3,601)
5	Total net revenue deferrals (line 3 + line 4)	$(33,922)	$(20,748)	$(15,623)	$(2,594)	$(72,887)

____________________________

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

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2011 of $2.495 per kW/month, $2.331 per kW/month and $6.694 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2009 true-up adjustments. The rates for 2011 include amounts for the collection and refund of the 2009 revenue accruals and deferrals and related accrued interest and the revenues billed in 2011 associated with the 2009 revenue accruals and deferrals are not included in these amounts. On September 1, 2011, ITCTransmission's projected network rate of $2.185 per kW/month, METC's projected network rate of $2.409 per kW/month, and ITC Midwest's projected network rate of $6.797 per kW/month, in each case for the period from January 1, 2012 through December 31, 2012, were posted by MISO. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2011 compared to three months ended September 30, 2010

Operation and maintenance expenses increased due primarily to NERC compliance activities associated with surveying transmission overhead lines.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Operation and maintenance expenses increased by $4.2 million due to NERC compliance activities described above, $2.1 million due to higher operating and training expenses, and $1.2 million due to higher relay work for certain preventative maintenance activities. These increases were partially offset by a $1.7 million decrease due to lower tower painting requirements in 2011.

General and administrative expenses
Three months ended September 30, 2011 compared to three months ended September 30, 2010

General and administrative expenses were consistent compared to prior period.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

General and administrative expenses increased by $1.8 million due to higher professional and advisory consulting services primarily related to legal and financial services and by $1.4 million due to higher general business expenses, primarily increased information technology support for new internal technologically based applications. These increases were partially offset by the reduction of expenses in the first quarter of 2011 of $1.9 million (of which $1.4 million were incurred in periods prior to 2011) in connection with the recognition of the Kansas V-Plan Project regulatory asset.
Depreciation and amortization expenses
Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating

Subsidiaries’ 2010 capital additions, which are included in the assessments for 2011 personal property taxes.
Other Expenses (Income)
Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010
Interest expense increased due primarily to additional interest expense associated with an increase in borrowing levels under our revolving credit agreements.
Income Tax Provision
Three months ended September 30, 2011 compared to three months ended September 30, 2010
Our effective tax rates for the three months ended September 30, 2011 and 2010 are 34.0% and 37.1%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of Allowance for Equity Funds Used During Construction (“AFUDC equity”) which reduces the effective tax rate. We recorded a state income tax provision of $0.5 million (net of federal deductibility) during the three months ended September 30, 2011, compared to a state income tax provision of $2.2 million (net of federal deductibility) for the three months ended September 30, 2010.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
Our effective tax rates for the nine months ended September 30, 2011 and 2010 are 35.5% and 36.7%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. We recorded a state income tax provision of $4.1 million (net of federal deductibility) during the nine months ended September 30, 2011, which includes the effect of the Michigan Corporate Income Tax, compared to a state income tax provision of $5.9 million (net of federal deductibility) for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES
We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities primarily at Green Power Express and ITC Grid Development that will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures.

•	Fund dividends to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 10 to the condensed consolidated financial statements.
In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 13 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively, and an additional revolving credit agreement at ITC Midwest for $75.0 million as described in Note 5 to the condensed consolidated financial statements. As of September 30, 2011, we had consolidated indebtedness under our revolving credit agreements of $133.6 million, with unused capacity under the agreements of $532.4 million.
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

Issuer	Issuance	Standard and Poor’s Ratings Services(a)	Moody’s Investor Service, Inc.(b)
ITC Holdings	Senior Notes	BBB-	Baa2
ITCTransmission	First Mortgage Bonds	A-	A1
METC	Senior Secured Notes	A-	A1
ITC Midwest	First Mortgage Bonds	A-	A1
ITC Great Plains	Unsecured Credit Facility	BBB	Baa1
____________________________

(a)	All of the Standard and Poor’s Rating Services ratings have a positive outlook.

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 20, 2011 and made no changes to the credit ratings. All of the ratings have a stable outlook.
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
Cash Flows From Operating Activities
Net cash provided by operating activities was $286.6 million and $297.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash provided by operating activities was due primarily to higher income taxes paid of $15.8 million and $6.5 million of additional interest payments (net of interest capitalized) during the nine months ended September 30, 2011 compared to the same period in 2010. These decreases were partially offset by an increase in cash received from operating revenues of $14.2 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $391.1 million and $270.3 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment as we executed our capital investment plan described under “— Overview — Capital Investment and Operating Results Trends.”
Cash Flows From Financing Activities
Net cash provided by financing activities was $57.8 million for the nine months ended September 30, 2011 as compared to net cash used in financing activities of $28.0 million for the nine months ended September 30, 2010. The increase in cash provided by financing activities was due primarily to the net increase of $144.7 million in amounts outstanding under our revolving credit agreements, an increase of $30.1 million in net proceeds associated with refundable deposits for transmission network upgrades, as well as an increase of $11.0 million due to the issuance of common stock upon exercise of outstanding options during the nine months ended September 30, 2011 as compared to the same period in 2010. This increase was partially offset by no issuances of long-term debt in 2011 as compared to proceeds of $40.0 million from the closing of ITC Midwest's 4.60% First Mortgage Bonds, Series D, and proceeds of $50.0 million received from the issuance of METC's 5.64% Senior Secured Notes during 2010. In addition, the increase was partially offset by an increase in debt issuance costs and the repurchase and retirement of common stock of $6.9 million.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2010. There have been no material changes to that information during the nine months ended September 30, 2011, other than amounts borrowed under our revolving credit agreements and other debt transactions as described in Note 5 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2010 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,755.5 million at September 30, 2011. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,443.8 million at September 30, 2011. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at September 30, 2011. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at September 30, 2011 would decrease the fair value of debt by $74.5 million, and a decrease in interest rates of 10% at September 30, 2011 would increase the fair value of debt by $80.1 million at that date.
Revolving Credit Agreements
At September 30, 2011, we had a consolidated total of $133.6 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2011 would increase or decrease the total interest expense by $0.2 million, respectively, for an annual period on a constant borrowing level of $133.6 million.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2010, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There has been no material changes in these risks during the nine months ended September 30, 2011.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
Other than as previously updated in our Form 10-Q for the quarter ended June 30, 2011, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended September 30, 2011:

			Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 2011	—	$—	—	—
August 2011	45,880	71.14	—	—
September 2011	—	—	—	—
Total	45,880	$71.14	—	—
____________________________

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.		Description of Document
4.29
Fifth Supplemental Indenture, dated as of July 15, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant's Form 10-Q for the quarter ended June 30, 2011)

10.99		Sales Agency Financing Agreement, dated July 27, 2011, between Registrant and Deutsche Bank Securities Inc. (filed with Registrant's Form 8-K filed on July 27, 2011)

10.100
Amended and Restated Generator Interconnection Agreement entered into by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midwest Independent Transmission System Operator, Inc., effective August 1, 2011

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
____________________________

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
Dated: October 27, 2011

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (principal executive officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description of Document
4.29
Fifth Supplemental Indenture, dated as of July 15, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant's Form 10-Q for the quarter ended June 30, 2011)

10.99		Sales Agency Financing Agreement, dated July 27, 2011, between Registrant and Deutsche Bank Securities Inc. (filed with Registrant's Form 8-K filed on July 27, 2011)

10.100
Amended and Restated Generator Interconnection Agreement entered into by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midwest Independent Transmission System Operator, Inc., effective August 1, 2011

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