Form 10-K
period 2011-12-31
ITC Holdings Corp.
filed 2012-02-22
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(248) 946-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common stock, without par value	Name of Each Exchange on Which Registered New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2011 was approximately $3.7 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 17, 2012 was 51,345,012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2011

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“ICC” are references to the Illinois Commerce Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

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
Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.”
Development of Business
We are actively developing transmission infrastructure required to meet reliability needs and emerging long-term energy policy. Our long-term growth plan includes continued investment in current transmission systems, generator interconnections, and our ongoing development projects. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our five-year capital investment program totaling $4.2 billion for the period 2012 through 2016. In addition, we have entered into definitive agreements whereby the electric transmission business of Entergy will be merged with a wholly-owned subsidiary of ITC Holdings ("Entergy Transaction") as discussed under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Project Updates and Other Recent Developments." Finally, refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors — Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our revenues. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”
Current Transmission Systems
We expect to invest approximately $1.6 billion from 2012 through 2016 at our Regulated Operating Subsidiaries in order to maintain and replace the current transmission infrastructure, enhance system integrity and reliability and accommodate load growth.
Generator Interconnections
We expect to invest approximately $0.9 billion from 2012 through 2016 to develop and build transmission infrastructure to support generator interconnections.
In 2010, we received MISO approval of the Thumb Loop Project which is primarily located in ITCTransmission’s region. The Thumb Loop Project is a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair.
Based on the anticipated growth of generating resources, we also foresee the need to construct additional transmission facilities that will provide interconnection opportunities for those wind facilities. The backbone transmission network, transmission for wind interconnection and for interconnection of other generating facilities may provide additional investment opportunities.

Development Projects
We expect to invest approximately $1.7 billion from 2012 through 2016 to construct our portions of various development projects that we are currently advancing in the South Central and North Central regions of the country. We are pursuing strategic development opportunities for transmission investments related to upgrading the existing transmission grid and regional transmission facilities, primarily to improve overall grid reliability, reduce transmission constraints, enhance competitive markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources.
South Central Region
We have pursued the opportunity to invest in two projects in Kansas, through ITC Great Plains, known as the Spearville-Knoll-Axtell transmission project (the “KETA Project”) and the Kansas V-Plan Project transmission project running from the Spearville substation to Medicine Lodge, Kansas.
Additionally, ITC Great Plains is in advanced stages of construction for the Hugo to Valliant Project in Oklahoma. ITC Great Plains has established a formula rate for these three projects and other projects within the SPP region.
North Central Region
In 2009, we announced the Green Power Express project, consisting of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. Since the announcement of the Green Power Express project, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure and implemented its Multi-Value Project (“MVP”) cost allocation methodology that better align the costs of MVPs with the benefits associated with them. MISO's RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, portions of Iowa, southwest Wisconsin, and northeast Missouri.
Segments
We have one reportable segment consisting of our Regulated Operating Subsidiaries. Additionally, we have other subsidiaries focused primarily on business development activities and a holding company whose activities include corporate debt and equity financings and general corporate activities. A more detailed discussion of our reportable segment, including financial information about the segment, is included in Note 18 to the consolidated financial statements.
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
Maintenance
We develop and track preventive maintenance plans to promote safe and reliable systems. By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability. Our Regulated Operating Subsidiaries contract with Utility Lines Construction (“ULC”), which is a division of Asplundh Tree Expert Co., to perform the majority of their maintenance. The agreement provides us with access to an experienced and scalable workforce with knowledge of our system at an established rate. In January 2012, we gave notice to ULC that we intend to terminate the agreement for all of our Regulated Operating Subsidiaries upon the conclusion of the six month notice period stipulated in the contracts. We are in the process of negotiating and expect to enter into new agreements with the same supplier prior to the end of the notice period and do not anticipate any disruption in maintenance services.
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
Local Balancing Authority Operator. Under the functional control of MISO, ITCTransmission and METC operate their electric transmission systems as a combined Local Balancing Authority (“LBA”) area, known as the Michigan Electric Coordinated Systems (“MECS”). From our operations facility in Novi, Michigan, our employees perform the LBA functions as outlined in MISO’s Balancing Authority Agreement. These functions include actual interchange data administration and verification and MECS LBA area emergency procedure implementation and coordination. ITC Midwest and ITC Great Plains are not responsible for LBA functions for their respective assets.
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
Amended and Restated Operating Agreement. Under the Amended and Restated Operating Agreement (the “Operating Agreement”), dated as of April 29, 2002, METC agrees to operate its transmission system to provide all transmission customers with safe, efficient, reliable and nondiscriminatory transmission service pursuant to its tariff. Among other things, METC is responsible under the Operating Agreement for maintaining and operating its transmission system, providing Consumers Energy with information and access to its transmission system and related books and records, administering and performing the duties of control area operator (that is, the entity exercising operational control over the transmission system) and, if requested by Consumers Energy, building connection facilities necessary to permit interaction with new distribution facilities built by Consumers Energy. Consumers Energy has corresponding obligations to provide METC with access to its books and records and to build distribution facilities necessary to provide adequate and reliable transmission services to wholesale customers. Consumers Energy must cooperate with METC as METC performs its duties as control area operator, including by providing reactive supply and voltage control from generation sources or other ancillary services and reducing load. The Operating Agreement is effective through 2050 and is subject to 10 automatic 50-year renewals after that time, unless METC provides one year’s notice of its election not to renew.
Amended and Restated Purchase and Sale Agreement for Ancillary Services. The Amended and Restated Purchase and Sale Agreement for Ancillary Services (the “Ancillary Services Agreement”) is dated as of April 29, 2002. Since METC does not own any generating facilities, it must procure ancillary services from third party suppliers, such as Consumers Energy. Currently, under the Ancillary Services Agreement, METC pays Consumers Energy for providing certain generation based services necessary to support the reliable operation of the bulk power grid, such as voltage support and generation capability and capacity to balance loads and generation. METC is not precluded from procuring these ancillary services from third party suppliers when available. The Ancillary Services Agreement is subject to rolling one-year renewals starting May 1, 2003, unless terminated by either METC or Consumers Energy with six months prior written notice.

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
Amended and Restated Generator Interconnection Agreement. The Amended and Restated Generator Interconnection Agreement (the “Generator Interconnection Agreement”), dated as of April 29, 2002 and amended most recently effective as of August 1, 2011, specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets. The Generator Interconnection Agreement is effective either until it is replaced by any MISO-required contract, or until mutually agreed by METC and Consumers Energy to terminate, but not later than the date that all listed generators cease commercial operation.
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
ITC Great Plains
Amended and Restated Maintenance Agreement. Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains purchased from Mid-Kansas. The Mid-Kansas Agreement has an initial term of 10 years and automatic 10-year renewals unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.
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
In July 2011, the FERC issued Order No. 1000 ("Order 1000") which amends certain existing transmission planning and cost allocation requirements to ensure that FERC-jurisdictional services are provided at just and reasonable rates and on a basis that is just and reasonable and not unduly discriminatory or preferential. With respect to transmission planning, Order 1000: (1) requires that each public utility transmission provider participate in a regional transmission planning process that produces a regional transmission plan; (2) requires that each public utility transmission provider amend its Open Access Transmission Tariff ("OATT") to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; (3) removes from FERC-approved tariffs and agreements a federal right of first refusal for certain new transmission facilities; and (4) improves coordination between neighboring transmission planning regions for new interregional transmission facilities. Order 1000 could potentially lead to greater competition for certain transmission projects, including within our current operating area. The compliance phase for Order 1000 is expected to take up to 18 months.
Revenue Requirement Calculations and Cost Sharing for Projects with Regional Benefits
The cost based formula rates used by our Regulated Operating Subsidiaries continue to evolve to include revenue requirement calculations for various types of projects. Network revenues continue to be the largest component of revenues recovered through our formula rates. However, regional cost sharing revenues are growing as a result of projects that have been identified by MISO or SPP as having regional benefits, and therefore eligible for regional cost recovery under their tariff. Separate calculations of revenue requirement are performed for projects that have been approved for regional cost sharing and certain of these revenue requirements are subject to an annual true-up. The separate calculations of revenue requirement impact only which parties ultimately pay for the transmission services related to these projects and do not impact our financial results.
We have projects that are eligible for regional cost sharing under Attachment FF of the MISO tariff, such as certain network upgrade projects, and the MVPs, including the Thumb Loop Project. The FERC accepted MISO’s Thumb Loop Project MVP filing in 2010. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff: the KETA Project, which was part of the balanced portfolio of projects approved by SPP in 2009 and the Kansas V-Plan Project, which is subject to SPP’s highway/byway cost allocation. The FERC approved SPP’s highway/byway cost allocation methodology in 2010. These projects are described in more detail in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments.”
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
ITC Midwest is also subject to the regulatory oversight of the Minnesota Pollution Control Agency, the Minnesota Department of Natural Resources, the MPUC in conjunction with the Department of Commerce/ Office of Energy Security, and certain local authorities for compliance with applicable environmental standards and regulations.
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
Seasonality
The cost-based formula rates with a true-up mechanism in effect for all our Regulated Operating Subsidiaries, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism,” mitigate the seasonality of net income for our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our revenue requirement for a reporting period, a revenue accrual is recorded for the difference and the difference results in no net income impact.
Operating cash flows are seasonal at our MISO Regulated Operating Subsidiaries, in that cash received for revenues is typically higher in the summer months when peak load is higher.
Principal Customers
Our principal transmission service customers are Detroit Edison, Consumers Energy and IP&L, which accounted for approximately 30.8%, 26.0% and 25.3%, respectively, of our total operating revenues for the year ended December 31, 2011. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2011 revenue accruals and deferrals that were included in our 2011 operating revenues, but will not be billed to our customers until 2013. We have assumed that the revenues billed to these customers in 2013 would be in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2011. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
Competition
Each of our MISO Regulated Operating Subsidiaries is the only transmission system in its respective service area and, therefore, effectively has no competitors. However, the competitive environment may change due to the implementation of Order 1000. See further discussion of Order 1000 above under "Regulatory Environment — Federal Regulation." For our subsidiaries focused on development opportunities for transmission investment in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by seeking regulatory approval to be named the party authorized to build new capital projects that we are also pursuing. Because our Regulated Operating Subsidiaries are currently the only transmission companies that are independent from electricity market participants, we believe we are best able to develop these projects in a non-discriminatory manner. However, there are no assurances we will be selected to develop projects that other entities are also pursuing.
Employees
As of December 31, 2011, we had 452 employees. We consider our relations with our employees to be good.
Environmental Matters
Our operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material effect on our results of operations, financial position or liquidity.
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
Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our web site within the required periods. The information on our web site is not incorporated by reference into this report.
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

Under the FERC’s order approving ITC Midwest’s asset acquisition, ITC Midwest agreed to a hold harmless commitment in which no acquisition premium will be recovered in rates, nor will ITC Midwest recover through transmission rates any transaction-related costs that exceed demonstrated transaction related savings for a period of five years. If during the five year period ITC Midwest seeks to recover transaction-related costs through its formula rate, ITC Midwest must make an informational filing at the FERC that identifies the transaction-related costs sought to be recovered and demonstrates that those costs are exceeded by transaction-related savings. If challenged at the FERC and ITC Midwest fails to show that transaction-related costs included for recovery do not exceed transaction-related savings, ITC Midwest could be subject to lowered rates and/or refunds of amounts previously collected. Additionally, in Iowa and Minnesota, as part of the regulatory approval process, ITC Midwest committed not to recover the first $15.0 million in transaction-related costs under any circumstances. We have not sought recovery of transaction-related costs at ITC Midwest.
In the Minnesota regulatory proceeding to approve ITC Midwest's December 2007 acquisition of the transmission assets of IP&L, ITC Midwest also agreed to build two transmission projects intended to improve the reliability and efficiency of our electric transmission system. Specifically, ITC Midwest made commitments to use commercially reasonable best efforts to complete these projects prior to December 31, 2009 and 2011, respectively. In the event ITC Midwest is found to have failed to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure would be reduced to 10.39% until such time as ITC Midwest completes these projects, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. The project that was required to be completed prior to December 31, 2009 was completed by that deadline. With respect to the second project, the 345 kV Salem-Hazelton line, certain regulatory approvals were needed from the IUB before construction of the project could commence, but due to the IUB's case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. While we believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline, any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Any capital investment at our Regulated Operating Subsidiaries or as a result of our broader strategic development initiatives may be lower than expected due to, among other factors, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. Our ability to engage in construction projects resulting from pursuing these initiatives is subject to significant uncertainties, including the factors discussed above, and will depend on obtaining any necessary regulatory and other approvals for the project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. Therefore, we can provide no assurance as to the actual level of investment we may achieve at our Regulated Operating Subsidiaries or as a result of the broader strategic development initiatives.

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
If amounts billed for transmission service are lower than expected, which could result from lower network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems due to weather, a weak economy, changes in the nature or composition of the transmission assets of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our Regulated Operating Subsidiaries’ formula rate templates. The effect of such under-collection would be to reduce the amount of our available cash resources from what we had expected, which may require us to increase our outstanding indebtedness, reducing our available borrowing capacity, and may require us to pay interest at a rate that exceeds the interest to which we are entitled in connection with the operation of the true-up mechanism.
Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services would adversely affect our revenues and our ability to service our debt obligations and affect our ability to pay dividends.
ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Detroit Edison accounted for 78.5% of ITCTransmission’s total operating revenues for the year ended December 31, 2011 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB+/stable and Baa1/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for 79.0% of METC’s total operating revenues for the year ended December 31, 2011 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB-/stable and Baa2/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for 78.9% of ITC Midwest’s total operating revenues for the year ended December 31, 2011 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated BBB+/stable and A3/negative by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2011 revenue accrual and deferrals that were included in our 2011 operating revenues, but will not be billed to our customers until 2013.We have assumed that the revenues billed to these customers in 2013 would be in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2011.
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
Our Regulated Operating Subsidiaries contract with third parties to provide services for certain aspects of their businesses. If any of these agreements are terminated, our Regulated Operating Subsidiaries may face a shortage of labor or replacement contractors to provide the services formerly provided by these third parties.
Our Regulated Operating Subsidiaries enter into various agreements and arrangements with third parties to provide services for the operation of certain aspects of their businesses, which, if terminated could result in a shortage of a readily available workforce to provide these services. ITC Midwest and IP&L have entered into the Operations Services Agreement For 34.5 kV Transmission Facilities (the “OSA”), under which IP&L performs certain operations functions for ITC Midwest’s 34.5 kV transmission system. The OSA’s term is from January 1, 2011 until December 31, 2015, and by its terms will remain in full force and effect from year to year thereafter until terminated by either party upon not less than one year prior written notice to the other party. If the OSA is terminated for any reason or at a time when ITC Midwest is unprepared for such termination, ITC Midwest may face difficulty finding a qualified replacement work force to provide such services, which could have a material adverse effect on its ability to carry on its business and on its results of operations.
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
Our Regulated Operating Subsidiaries are subject to various regulatory requirements, including reliability standards; contract filing requirements; reporting, recordkeeping and accounting requirements; and transaction approval requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The Regulated Operating Subsidiaries are also subject to requirements under Sections 203 and 205 of the FPA for approval of transactions; reporting, recordkeeping and accounting requirements; and for filing contracts related to the provision of jurisdictional services. Under FERC policy, failure to file jurisdictional agreements on a timely basis may result in foregoing the time value of revenues collected under the agreement, but not to the point where a loss would be incurred. The failure to obtain timely approval of transactions subject to FPA Section 203, or to comply with applicable reporting, recordkeeping or accounting requirements under FPA Section 205, could subject us to penalties that could have a material adverse effect on our financial condition, results of operations and cash flows.
Acts of war, terrorist attacks and threats, including cyber attacks or threats, or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows.
Acts of war, terrorist attacks and threats, including cyber attacks or threats, or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, our Regulated Operating Subsidiaries’ transmission facilities and Detroit Edison’s, Consumers Energy’s and IP&L’s generation and distribution facilities, may be at risk of future terrorist attacks or threats, including cyber attacks or threats. In addition to the increased costs associated with heightened security requirements, such events may have an adverse effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business, financial condition and cash flows.
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

•
We currently have debt instruments outstanding with relatively short remaining maturities. Our ability to secure additional financing prior to or after these facilities mature, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. Additionally, the interest rates at which we might secure additional financings may be higher than our currently outstanding debt instruments or higher than forecasted at any point in time.

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
Our Articles of Incorporation and bylaws contain provisions that might enable our management to resist a proposed takeover. These provisions could discourage, delay or prevent a change of control or an acquisition at a price that our shareholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions include:

•	a restriction limiting market participants from voting or owning 5% or more of the outstanding shares of our capital stock;

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
Risks Related to the Entergy Transaction
We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions.
The consummation of the Entergy Transaction is subject to numerous conditions, including (i) consummation of certain transactions and financings contemplated by the merger agreement and the separation agreement (such as the separation of Entergy's transmission business from its distribution business), (ii) the receipt of ITC Holdings shareholder approval, and (iii) the receipt of certain regulatory approvals in a form that will not impose a burdensome condition on us or Entergy (as described in the merger agreement). We can make no assurances that the Entergy Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend management's time and resources and incur expenses due to legal, advisory and financial services fees related to the Entergy Transaction. Governmental agencies may not approve the Entergy Transaction or may impose conditions to the approval of the Entergy Transaction or require changes to the terms of the Entergy Transaction. Any such conditions or changes could have the effect of delaying completion of the Entergy Transaction, imposing costs on or limiting the revenues of the combined company following the Entergy Transaction or otherwise reducing the anticipated benefits of the Entergy Transaction. Any condition or change which results in a burdensome condition on Entergy's transmission business and/or us under the merger agreement and might cause Entergy and/or us to restructure or terminate the Entergy Transaction.
If completed, the Entergy Transaction may not be successful or achieve its anticipated benefits.
We entered into the Entergy Transaction with the expectation that it would result in various benefits to us and our shareholders. The success of the Entergy Transaction will depend, in part, on the ability of the combined company to realize anticipated growth opportunities. The combined company's success in realizing these growth opportunities, and the timing of this realization, depends in part on the successful integration of our business and operations with the newly merged transmission business and operations. After the Entergy Transaction, we will have significantly more revenue, expenses, assets and employees than we did prior to the Entergy Transaction. We may not successfully or cost-effectively integrate the acquired transmission business and operations into our business and operations. Even if the combined company is able to integrate the transmission businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities that we currently expect from the Entergy Transaction within the anticipated time frame, or at all.
The merger agreement contains provisions that may discourage other companies from trying to acquire us.
The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to us prior to the closing of the Entergy Transaction that might result in greater value to ITC Holdings shareholders than the Entergy Transaction. The merger agreement generally prohibits us from soliciting any alternative acquisition proposal, although we may terminate the merger agreement in order to accept an unsolicited alternative transaction proposal that our board of directors determines is superior to the Entergy Transaction. In addition, before our board may withdraw or modify its recommendation or we may terminate the merger agreement to enter into a transaction that our board determines is superior to the Entergy Transaction, Entergy has the opportunity to negotiate with us to modify the terms of the Entergy Transaction in response to any competing acquisition proposals that may be made. If the merger agreement is terminated by us or Entergy in certain limited circumstances, we may be obligated to pay a termination fee to Entergy, which would represent an additional cost for a potential third party seeking a business combination with us.
Failure to complete the Entergy Transaction could adversely affect the market price of ITC Holdings common stock as well as our business, financial condition and results of operations.
If the Entergy Transaction is not completed for any reason, the price of ITC Holdings common stock may decline to the extent that the market price of ITC Holdings common stock reflects positive market assumptions that the Entergy Transaction will be completed and the related benefits will be realized, significant expenses such as legal, advisory and financial services which generally must be paid regardless of whether the Entergy Transaction is completed and the requirement in the merger agreement that, under certain limited circumstances, we must pay Entergy a termination fee.
Investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction will, in the aggregate, have a significantly reduced ownership and voting interest in us after the Entergy Transaction and will exercise less influence over management.
Investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction will, in the aggregate, own a significantly smaller percentage of the combined company immediately after the completion of the Entergy Transaction. Immediately following the completion of the Entergy Transaction, it is expected that Entergy shareholders will hold at least 50.1% of the ITC Holdings common stock and existing ITC Holdings shareholders will hold no more than 49.9% of ITC Holdings common stock. Consequently, ITC Holdings shareholders, collectively, will be able to exercise less influence over the management and policies of the combined company than they will be able to exercise over the management and our policies immediately prior to the completion of the Entergy Transaction.

We are required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of ITC Holdings common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.
The merger agreement and the separation agreement impose certain ongoing restrictions on us to ensure that applicable statutory requirements under the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations are met so that the Entergy Transaction qualifies as tax-free to Entergy and its shareholders. As a result of these restrictions, our ability to engage in certain transactions, such as the redemption of ITC Holdings common stock or the issuance of our equity securities (subject to certain exceptions generally relating to compensation) may be limited until two years and one day following the closing of the Entergy Transaction (excluding the $700 million recapitalization in the form of a special dividend and/or share repurchase to be completed in connection with the Entergy Transaction).
If we take any of an enumerated list of actions and omissions that would cause the Entergy Transaction to become taxable, we generally will be required to bear the cost of any resulting tax liability. If the Entergy Transaction became taxable, Entergy would be expected to recognize a substantial amount of income, which would result in a material amount of taxes. Any such taxes allocated to us would be expected to be material to us, and could cause our business, financial condition and operating results to suffer. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our Regulated Operating Subsidiaries’ transmission facilities are located in Michigan's Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas. Our MISO Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of specific substations and transmission lines. See Note 15 to the consolidated financial statements.
ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 2,800 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 17,700 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 169 stations and substations which either interconnect ITCTransmission's transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

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
METC owns the assets of a transmission system and related assets, including:

•	approximately 5,500 circuit miles of overhead transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 36,500 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 94 stations and substations which either interconnect METC's transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment); and

•	warehouses and related equipment.
Amounts borrowed under METC’s revolving credit agreement are secured by a first priority security interest on all of METC’s assets through the issuance of senior secured notes, collateral series, under METC’s first mortgage indenture and the second supplemental indenture thereto.
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
ITC Midwest owns the assets of a transmission system and related assets, including:

•	approximately 7,400 miles of transmission lines rated at voltages of 34.5 kV to 345 kV;

•	transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at approximately 261 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);

•	warehouses and related equipment; and

•	associated land held in fee, rights of way and easements.
ITC Midwest’s First Mortgage Bonds are issued under ITC Midwest’s First Mortgage and Deed of Trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.
ITC Great Plains owns the assets of two electric transmission substations in Kansas:

•	138 kV Flat Ridge Substation

•	230 kV Elm Creek Substation
As of December 31, 2011, there were no liens or encumbrances on the assets of ITC Great Plains.
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
Refer to Notes 4 and 16 to the consolidated financial statements for a description of pending litigation.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Price and Dividends
Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 17, 2012, there were approximately 580 shareholders of record of our common stock.
The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2011 and 2010, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2011	High	Low	Dividends
Quarter ended December 31, 2011	$81.90	$70.00	$0.3525
Quarter ended September 30, 2011	$78.89	$64.88	$0.3525
Quarter ended June 30, 2011	$74.67	$67.46	$0.3350
Quarter ended March 31, 2011	$70.28	$61.76	$0.3350

Year Ended December 31, 2010	High	Low	Dividends
Quarter ended December 31, 2010	$63.17	$59.77	$0.3350
Quarter ended September 30, 2010	$63.89	$51.65	$0.3350
Quarter ended June 30, 2010 (a)	$56.66	$21.80	$0.3200
Quarter ended March 31, 2010	$56.04	$50.75	$0.3200
____________________________

(a)
The low sales price per share for the quarter ended June 30, 2010 occurred on May 6, 2010, the day when security prices on the New York Stock Exchange experienced an intraday decline of over 1,000 points within a few minutes before partially recovering. Excluding the sales price per share that occurred on May 6, 2010, the lowest sales price per share for the quarter ended June 30, 2010 was $47.45.

The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by ITC Holdings' board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the common stock or ownership interests in its subsidiaries, deferred tax assets relating primarily to federal income tax NOLs and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA, and applicable state laws. The debt agreements to which we are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our revolving credit facilities. Further, each of our subsidiaries is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings.
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
Prior to the consummation of the Entergy Transaction, we expect to effectuate a $700 million recapitalization, currently anticipated to take the form of a one-time special dividend to ITC Holdings' pre-merger shareholders.
The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.
In addition, the information contained in the Equity Compensation table under “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

Stock Repurchases
The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period
October 2011	30,389	$73.05	—	—
November 2011	2,492	72.93	—	—
December 2011	1,253	75.75	—	—
Total	34,134	$73.14	—	—
____________________________

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 6.     SELECTED FINANCIAL DATA.
The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries (a)
	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
OPERATING REVENUES	$757,397	$696,843	$621,015	$617,877	$426,249
OPERATING EXPENSES
Operation and maintenance (b)	129,288	126,528	95,730	113,818	81,406
General and administrative (b) (c) (d)	82,790	78,120	69,231	81,296	62,089
Depreciation and amortization (e)	94,981	86,976	85,949	94,769	67,928
Taxes other than income taxes (f)	53,430	48,195	43,905	41,180	33,340
Other operating (income) and expense — net	(844)	(297)	(667)	(809)	(688)
Total operating expenses	359,645	339,522	294,148	330,254	244,075
OPERATING INCOME	397,752	357,321	326,867	287,623	182,174
OTHER EXPENSES (INCOME)
Interest expense	146,936	142,553	130,209	122,234	81,863
Allowance for equity funds used during construction	(16,699)	(13,412)	(13,203)	(11,610)	(8,145)
Loss on extinguishment of debt	—	—	1,263	—	349
Other income	(2,881)	(2,340)	(2,792)	(3,415)	(3,457)
Other expense	3,962	2,588	2,918	3,944	1,618
Total other expenses (income)	131,318	129,389	118,395	111,153	72,228
INCOME BEFORE INCOME TAXES	266,434	227,932	208,472	176,470	109,946
INCOME TAX PROVISION (f)	94,749	82,254	77,572	67,262	36,650
NET INCOME	$171,685	$145,678	$130,900	$109,208	$73,296

Basic earnings per share	$3.36	$2.89	$2.62	$2.22	$1.72
Diluted earnings per share	$3.31	$2.84	$2.58	$2.18	$1.68
Dividends declared per share	$1.375	$1.310	$1.250	$1.190	$1.130

	ITC Holdings and Subsidiaries (a)
	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Cash and cash equivalents	$58,344	$95,109	$74,853	$58,110	$2,616
Working capital (deficit)	(113,939)	69,338	147,335	1,095	(30,370)
Property, plant and equipment — net	3,415,823	2,872,277	2,542,064	2,304,386	1,960,433
Goodwill	950,163	950,163	950,163	951,319	959,042
Total assets	4,823,366	4,307,873	4,029,716	3,714,565	3,213,297
Long-term debt:
ITC Holdings	1,459,599	1,459,178	1,458,757	1,327,741	1,687,193
Regulated Operating Subsidiaries	1,185,423	1,037,718	975,641	920,512	556,231
Total long-term debt	2,645,022	2,496,896	2,434,398	2,248,253	2,243,424
Total stockholders' equity	1,258,892	1,117,433	1,011,523	929,063	563,075

	ITC Holdings and Subsidiaries (a)
	Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
CASH FLOWS DATA:
Capital expenditures	$556,931	$388,401	$404,514	$401,840	$287,170
____________________________

(a)	ITC Midwest’s results of operations, cash flows and balances are included for the periods presented subsequent to its acquisition of the electric transmission assets of IP&L on December 20, 2007.

(b)
The reduction in expenses for 2009 were due, in part, to efforts to mitigate operation and maintenance expenses and general and administrative expenses to offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009.

(c)
During 2011 and 2009, we recognized $2.0 million and $10.0 million, respectively of regulatory assets associated with the development activities of ITC Great Plains as well as certain pre-construction costs for the Kansas V-Plan and KETA projects. Upon initial establishment of these regulatory assets in 2011 and 2009, $1.9 million and $8.0 million, respectively, of general and administrative expenses were reversed of which $1.4 million and $5.9 million were incurred in periods prior to 2011 and 2009, respectively. No initial establishment of regulatory assets occurred in 2010 that resulted in reversal of expenses.

(d)
During 2011, we expensed external legal, advisory and financial services fees of $7.0 million relating to the proposed Entergy Transaction recorded within general and administrative expenses of which certain amounts are not expected to be deductible for income tax purposes.

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

(f)
The increase in the income tax provision for 2008 compared to 2007 is due in part to the implementation of the Michigan Business Tax, which was in effect from 2008 through 2011 and was accounted for as an income tax, compared to the Michigan Single Business Tax in effect prior to 2008 that was accounted for as a tax other than income tax.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in “Item 1A Risk Factors.”
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the year ended December 31, 2011 or may affect future results include:

•
Our capital investment of $632.9 million at our Regulated Operating Subsidiaries ($93.0 million, $156.9 million, $269.1 million and $113.9 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the year ended December 31, 2011, resulting primarily from our focus on improving system reliability and interconnecting new generating resources;

•	Debt issuances and borrowings under our revolving credit agreements in 2011 and 2010 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•
Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, as discussed in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission's Rate Freeze Revenue Deferral." There was a $6.9 million reduction in network revenues in 2011 compared to 2010 and 2009 relating to the collection of the revenue deferral for the period from only January through May 2011, which resulted in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010 and 2009; and

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings as discussed in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments." In 2011, we expensed external legal, advisory and financial services fees of $7.0 million and certain internal labor costs of approximately $1.6 million related to the Entergy Transaction recorded within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees had a significant effect on net income and earnings per share amounts for the year ended December 31, 2011 and are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries calculate their revenue requirements using cost-based formula rate templates and are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under these formula rate templates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. The formula rate templates utilize forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.
ITCTransmission's Rate Freeze Revenue Deferral
ITCTransmission's rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission's revenue requirement for those periods. Revenues of $11.9 million were recognized in 2010 and 2009 relating to the rate freeze revenue deferral and revenues of $5.0 million were recognized in January through May 2011. The $6.9 million reduction in revenues resulted in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010 and 2009.
Revenue Accruals — Effects of Monthly Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their formula rates that contain a true-up mechanism, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than the revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than the revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load affects cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.
The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2011			2010			2009
			ITC			ITC			ITC
	ITCTransmission	METC	Midwest	ITCTransmission	METC	Midwest	ITCTransmission	METC	Midwest
January	7,326	6,045	2,777	7,255	5,947	2,838	7,314	6,009	2,952
February	7,261	6,058	2,854	6,998	5,800	2,782	7,176	5,818	2,816
March	6,946	5,715	2,520	6,620	5,376	2,517	7,070	5,548	2,696
April	6,483	5,416	2,458	6,501	5,112	2,425	6,761	5,112	2,428
May	10,119	7,239	2,773	9,412	7,240	3,052	6,801	5,296	2,421
June	11,488	8,231	3,403	9,722	7,128	3,207	10,392	8,063	3,385
July	12,321	9,389	3,621	11,451	8,498	3,422	8,751	6,523	2,843
August	11,158	8,538	3,614	11,082	8,422	3,399	9,823	7,181	3,103
September	11,288	7,908	3,456	10,817	7,353	2,804	8,049	5,919	2,596
October	6,642	5,479	2,577	6,725	5,414	2,447	6,456	5,258	2,494
November	7,110	6,095	2,519	6,930	5,734	2,674	6,996	5,778	2,634
December	7,206	6,109	2,752	7,824	6,526	2,928	7,661	6,192	2,856
Total	105,348	82,222	35,324	101,337	78,550	34,495	93,250	72,697	33,224
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

The following table presents the network transmission rates (per kW/month) for our MISO Regulated Operating Subsidiaries that are relevant to our cash flows since January 1, 2009:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest
January 1, 2009 to December 31, 2009	$2.520	$2.522	$4.162
January 1, 2010 to December 31, 2010	$2.818	$2.370	$6.882
January 1, 2011 to December 31, 2011	$2.495	$2.331	$6.694
January 1, 2012 to December 31, 2012	$2.188	$2.409	$6.797
ITC Great Plains does not receive revenue based on a peak load each month and therefore does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement.
Revenue Requirement Calculation
Under their cost-based formula rate templates, each of our Regulated Operating Subsidiaries separately calculates a revenue requirement based on financial information specific to each company. The calculation of actual revenue requirements for a historic period is used to calculate the amount of network revenues recognized in that period and to calculate the true-up adjustment for that period. The calculation of projected revenue requirements is used to establish the transmission rate used for billing purposes, and follows the same methodology as the calculation of actual revenue requirement. The following steps illustrate the calculation of revenue requirement and the rate-setting methodology under the formula rate template with a true-up mechanism used by our MISO Regulated Operating Subsidiaries. ITC Great Plains follows a similar methodology and uses a FERC-approved return of 12.16% on the common equity portion of its capital structure.
Step One — Establish Projected Rate Base and Calculate Projected Allowed Return
Rate base is projected using the average of the projected month-end balances for the months beginning with December 31 of the current year and ending with December 31 of the upcoming year and consists primarily of projected in-service property, plant and equipment, net of accumulated depreciation, as well as other items.
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
Step Three — Calculate Projected Revenue Requirement
After calculating the projected gross revenue requirement in Step Two above, the projected gross revenue requirement is adjusted for any prior year true-up adjustment discussed in Step Four and is reduced for certain revenues received other than network revenues, such as projected point-to-point, regional cost sharing revenues and rental revenues to arrive at our projected revenue requirement.
Step Four — Calculate True-up Adjustment
The actual transmission revenues billed for 2010 were compared to 2010 actual net revenue requirement which is based primarily on amounts from the completed FERC Form No. 1 for 2010. The true-up adjustment that results from the difference between the actual revenue billed and actual revenue requirement for 2010 was added to the 2012 projected revenue requirement used to determine the 2012 network transmission rate. Interest is also applied to the true-up adjustment.

Illustration of Formula Rate Setting. Set forth below is a simplified illustration of the calculation of ITCTransmission’s projected revenue requirement as well as its component of the joint zone network transmission rate for billing purposes under its formula rate setting mechanism for the period from January 1, 2012 through December 31, 2012, that was based primarily upon projections of ITCTransmission’s 2012 FERC Form No. 1 data. Amounts below are approximations of the amounts used to establish ITCTransmission’s 2012 projected revenue requirement.

Line	Item	Instructions	Amount
1	Projected rate base		$1,028,300,000
2	Multiply by projected 13 month weighted average cost of capital (a)		10.40%
3	Projected allowed return on rate base	(Line 1 x Line 2)	$106,959,251
4	Projected recoverable operating expenses for 2012		$60,700,000
5	Projected taxes and depreciation and amortization for 2012		$125,900,000
6	Projected gross revenue requirements for 2012	(Line 3 + Line 4 + Line 5)	$293,559,251
7	Less projected revenue credits for 2012		$(46,900,000)
8	Plus/(less) 2010 true-up adjustment		$(28,850,000)
9	Projected revenue requirement for 2012	(Line 6 + Line 7 + Line 8)	$217,809,251
10	Projected average monthly 2012 network load (in kW)		8,295,000
11	Annual component of the joint zone network transmission rate	(Line 9 divided by Line 10)	$26.258
12	Monthly component of the joint zone network transmission rate ($/kW per month)	(Line 11 divided by 12 months)	$2.188
____________________________

(a)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITCTransmission's		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.18% (Pre-tax) =	2.07%
Equity	60.00%	13.88% (After tax) =	8.33%
	100.00%		10.40%
Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability and interconnect new generating resources, as well as the Entergy Transaction. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that will position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Additionally, construction work in progress balances for our KETA Project and Kansas V-Plan Project are included in rate base prior to being placed in service, and are expected to result in significant revenues in 2012 compared to 2011.
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
On October 7, 2010, the NERC issued a recommendation for transmission owners to inspect their transmission systems in order to verify their facility ratings methodology is based on actual field conditions. Each of our MISO Regulated Operating Subsidiaries will undertake a program to assess its system over the next two years as a response to the recommendation. There are likely to be costs associated with the assessment and potential system modifications to mitigate instances where actual field conditions necessitate a facility rating that is unacceptable to the reliable operation of the transmission system. The costs for this mitigation will be determined after the assessment is completed, and the appropriate mitigation is planned and may result in significant operating expenses and/or capital investment. These operating expenses and capital investments would be recovered through higher revenue requirements under the cost-based formula rates of our MISO Regulated Operating Subsidiaries.
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

		Actual Capital	Forecasted Capital
	Five-Year Capital	Investment for the	Investment for the
(In millions)	Investment Program	Year Ended	Year Ending
Operating Subsidiary	2012-2016 (a)	December 31, 2011 (b)	December 31, 2012
ITCTransmission	$739	$93.0	$ 185 — 210
METC	581	156.9	155 — 180
ITC Midwest	1,128	269.1	295 — 325
ITC Great Plains (c)	343	113.9	95 — 115
Development (d)	1,390	—	—
Total	$4,181	$632.9	$ 730 — 830
____________________________

(a)
The current five-year capital investment program does not include anticipated expenditures related to the Entergy Transaction. The investments in property, plant and equipment would be expected to increase significantly upon closing of that transaction.

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

(c)	ITC Great Plains' investment program includes the KETA Project, Kansas V-Plan Project and Hugo-to-Valliant Project.

(d)	Includes development initiatives within the South and North Central Regions.
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
Capital Project Updates and Other Recent Developments
Thumb Loop Project
In 2010, we received MISO approval of the Thumb Loop Project located in ITCTransmission’s region with a total expected capital investment of $510 million. The Thumb Loop Project consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Siting application approval was filed with the MPSC in August 2010 and granted by the MPSC in February 2011. Significant capital investments for this project are expected to occur beginning in 2012.

ITC Great Plains
KETA Project
The KETA Project is a 225-mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. On January 19, 2010, the FERC issued an order approving the novation agreements required by SPP for the designation of the right and obligation to build the Kansas portion of this project to ITC Great Plains by Sunflower Electric Power Corporation and Midwest Energy, Inc. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 174 miles. ITC Great Plains has commenced construction for the first phase of the 345 kV KETA Project, which will run from Spearville, Kansas to Hays, Kansas. In June 2010, ITC Great Plains received siting approval for the second phase of the project, which will run from Hays, Kansas to the Nebraska border and has secured the regulatory approvals required to complete the second phase of the KETA Project. Through December 31, 2011, ITC Great Plains had recorded construction work in progress of $96.9 million for KETA project. We now estimate that the cost for ITC Great Plains’ portion of the KETA Project will be approximately $175 million.
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile transmission line that will run between Spearville and Wichita, Kansas. In 2009, the KCC authorized ITC Great Plains to build a portion of the segment from Spearville to Medicine Lodge, Kansas. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 120 miles. The Kansas Corporation Commission approved ITC Great Plains' request for a transmission line siting permit on July 12, 2011. ITC Great Plains has obtained the remaining permits necessary to begin construction of the project. We estimate that ITC Great Plains will invest approximately $300 million to construct its portions of the project.
Regulatory Assets
As of December 31, 2011, we have recorded approximately $13.8 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized the Kansas V-Plan Project regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan Project regulatory asset in March 2011, we recorded an additional $1.1 million of cost incurred for the Kansas V-Plan Project through December 31, 2011 directly to regulatory assets. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses.
Development Bonuses
During 2011 and 2010, we recognized general and administrative expenses of $1.2 million and $1.9 million, respectively, for bonuses for the successful completion of certain regulatory milestones relating to the Kansas V-Plan Project and KETA Project, respectively. It is reasonably possible that future development-related bonuses would be authorized and awarded for these or other development projects.
North Central Region Development
In 2009, we formed Green Power Express and announced the Green Power Express project, which consisted of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. After the announcement of the Green Power Express project, MISO undertook RGOS to promote investments in new regional transmission infrastructure and implemented its MVP cost allocation methodology. MISO's RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, portions of Iowa, southwest Wisconsin, and northeast Missouri.
Green Power Express has certain FERC-authorized transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, Green Power Express has a FERC-approved formula rate with a return on equity of 12.38% and a capital structure targeting 60% equity and 40% debt. The amount of any future capital expenditures by Green Power Express is currently unknown.
The total development expenses through December 31, 2011 at Green Power Express that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express have been recorded as of December 31, 2011.

Entergy Transaction
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Entergy’s electric transmission business consists of approximately 15,700 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.
The Entergy Transaction would expand our network across the entire middle of the continental United States from the Great Lakes to the Gulf Coast. It will approximately double our asset base, add sizable new markets to our operating and development portfolio, and diversify and enhance growth prospects through an expanded footprint.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo's subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy's shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, currently anticipated to take the form of a one-time special dividend of $700 million to ITC Holdings' pre-merger shareholders. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness will be assumed by us.
Completion of the Entergy Transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings' shareholders. There can be no assurance the Entergy Transaction will be consummated. See “Item 1A Risk Factors — We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions.”
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
Our rates at ITC Great Plains are billed ratably each month based on its annual projected revenue requirement and therefore peak usage does not impact its billed network transmission revenues.
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
Scheduling, Control and Dispatch Revenues are allocated to our MISO Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the transmission system. Such services include monitoring of reliability data, current and next day analysis, implementation of emergency procedures and outage coordination and switching. Revenues that are allocated by MISO to our MISO Regulated Operating Subsidiaries relating to these services are determined based on projected expenses incurred but are not subject to a true-up adjustment. In any given year, our MISO Regulated Operating Subsidiaries may earn more or less scheduling, control and dispatch revenues than our actual expenses incurred for control room activities.
Other Revenues consist of rental revenues, easement revenues, revenues relating to utilization of jointly owned lines under our transmission ownership and operating agreements and amounts from providing ancillary services to customers.
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
General and Administrative Expenses consist primarily of costs for personnel in our legal, information technology, finance, regulatory and human resources organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, audit and information technology services. We capitalize to property, plant and equipment portions of certain general and administrative expenses such as compensation, office rent, utilities and information technology.
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
Other Operating Income and Expense — Net consists primarily of gains and losses associated with the sale of assets. Additionally, this item consists of income recognized for tax gross-ups received from developers or generators for construction projects as described in Note 2 to the consolidated financial statements under “Generator Interconnection Projects.” The tax gross-up represents the difference between the tax effects of the taxable income associated with the contribution compared to the present value of the tax depreciation deduction of the property constructed using the taxable contribution in aid of construction.
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
Income tax provision
Income tax provision consists of federal and state income taxes.

Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)	2009	(Decrease)	(Decrease)
OPERATING REVENUES	$757,397	$696,843	$60,554	8.7%	$621,015	$75,828	12.2%
OPERATING EXPENSES
Operation and maintenance	129,288	126,528	2,760	2.2%	95,730	30,798	32.2%
General and administrative	82,790	78,120	4,670	6.0%	69,231	8,889	12.8%
Depreciation and amortization	94,981	86,976	8,005	9.2%	85,949	1,027	1.2%
Taxes other than income taxes	53,430	48,195	5,235	10.9%	43,905	4,290	9.8%
Other operating (income) and expenses — net	(844)	(297)	(547)	184.2%	(667)	370	(55.5)%
Total operating expenses	359,645	339,522	20,123	5.9%	294,148	45,374	15.4%
OPERATING INCOME	397,752	357,321	40,431	11.3%	326,867	30,454	9.3%
OTHER EXPENSES (INCOME)
Interest expense	146,936	142,553	4,383	3.1%	130,209	12,344	9.5%
Allowance for equity funds used during construction	(16,699)	(13,412)	(3,287)	24.5%	(13,203)	(209)	1.6%
Loss on extinguishment of debt	—	—	—	n/a	1,263	(1,263)	(100.0)%
Other income	(2,881)	(2,340)	(541)	23.1%	(2,792)	452	(16.2)%
Other expense	3,962	2,588	1,374	53.1%	2,918	(330)	(11.3)%
Total other expenses (income)	131,318	129,389	1,929	1.5%	118,395	10,994	9.3%
INCOME BEFORE INCOME TAXES	266,434	227,932	38,502	16.9%	208,472	19,460	9.3%
INCOME TAX PROVISION	94,749	82,254	12,495	15.2%	77,572	4,682	6.0%
NET INCOME	$171,685	$145,678	$26,007	17.9%	$130,900	$14,778	11.3%
Operating Revenues
Year ended December 31, 2011 compared to year ended December 31, 2010
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2011		2010		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues	$637,807	84.2%	$595,071	85.4%	$42,736	7.2%
Regional cost sharing revenues	87,304	11.5%	55,638	8.0%	31,666	56.9%
Point-to-point	15,903	2.1%	26,063	3.7%	(10,160)	(39.0)%
Scheduling, control and dispatch	11,583	1.5%	14,525	2.1%	(2,942)	(20.3)%
Other	4,800	0.7%	5,546	0.8%	(746)	(13.5)%
Total	$757,397	100.0%	$696,843	100.0%	$60,554	8.7%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final monthly recognition in May 2011 of the ITCTransmission rate freeze revenue deferral described above under "Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission's Rate Freeze Revenue Deferral."
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and placing these projects into service. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
Point-to-point revenues decreased due primarily to a decline in the number of point-to-point reservations.

Scheduling, control and dispatch revenues decreased due primarily to a change in MISO's revenue distribution methodology for these types of revenues in 2011 compared to 2010. The new method was implemented in 2011 to better align the revenues relating to these services with the projected expenses.
Operating revenues for the year ended December 31, 2011 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
					ITC Great	Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Plains	Deferrals
(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$243,917	$188,577	$203,083	$2,230
2	Network revenues billed (b)	267,842	198,110	212,778	718
3	Network revenue accruals (deferrals) (line 1 — line 2)	(23,925)	(9,533)	(9,695)	1,512
4	Regional cost sharing revenue accruals (deferrals) (c)	(1,637)	(1,237)	4,088	(3,322)
5	Total net revenue deferrals (line 3 + line 4)	$(25,562)	$(10,770)	$(5,607)	$(1,810)	$(43,749)
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

Other revenues increased due primarily to revenue recognized at METC for utilization of its jointly owned lines under its transmission ownership and operating agreements.
Operating revenues for the year ended December 31, 2010 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
						Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Deferrals
(In thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$238,818	$171,259	$183,095	$1,899
2	Network revenues billed (b)	267,441	173,710	183,027	1,070
3	Network revenue accruals (deferrals) (line 1 — line 2)	(28,623)	(2,451)	68	829
4	Regional cost sharing revenue accruals (deferrals) (c)	(740)	(7,086)	1,464	(745)
5	Total net revenue accruals (deferrals) (line 3 + line 4)	$(29,363)	$(9,537)	$1,532	$84	$(37,284)
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
Operating Expenses
Operation and maintenance expenses
Year ended December 31, 2011 compared to year ended December 31, 2010
     Operation and maintenance expenses increased by $4.8 million due to NERC compliance activities associated with surveying transmission overhead lines, by $3.0 million due to higher vehicles and equipment expenses related to higher fuel costs as well as the age and number of vehicles in the fleet, by $2.6 million due to higher operating and training expenses, and by $2.5 million due to higher costs of helicopter patrolling for infrared and visual inspections of the system and transmission lines. These increases were partially offset by $4.5 million due to lower vegetation management requirements, $3.0 million due to lower substation facility maintenance expenses, and $3.0 million due to reduced structure maintenance primarily caused by reduced tower painting requirement in 2011.
Year ended December 31, 2010 compared to year ended December 31, 2009
Operation and maintenance expenses increased by $15.1 million due to higher vegetation management expenses, by $6.7 million due to higher equipment and structure maintenance, by $4.7 million due to higher tower painting requirements and $4.4 million due to higher substation facility maintenance expenses. The lower operation and maintenance expenses in 2009 were due in part to efforts to mitigate operation and maintenance expenses and general and administrative expenses to offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009.
General and administrative expenses
Year ended December 31, 2011 compared to year ended December 31, 2010
General and administrative expenses increased by $7.2 million due to higher professional advisory and consulting services primarily related to external legal, advisory and financial services fees related to the Entergy Transaction and by $2.1 million due to higher general business expenses primarily due to increased information technology support. These increases were partially offset by $3.6 million of lower compensation-related expenses and by the reduction of expenses in the first quarter of 2011 of $1.9 million (of which $1.4 million were incurred in periods prior to 2011) in connection with the recognition of the Kansas V-Plan Project regulatory asset.

Year ended December 31, 2010 compared to year ended December 31, 2009
General and administrative expenses increased by $8.0 million due to the reduction of expenses in 2009 in connection with the recognition of regulatory assets relating to development activities of ITC Great Plains as well as certain pre-construction costs for the KETA Project. In addition, general and administrative expenses increased by $11.0 million due to higher compensation and benefit expenses due in part to personnel additions, stock compensation expense and the development bonuses for certain projects at ITC Great Plains. These increases were partially offset by lower professional advisory and consulting services of $4.9 million as well as lower general business expenses of $4.0 million.
Depreciation and amortization expenses
Year ended December 31, 2011 compared to year ended December 31, 2010
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
Taxes other than income taxes
Year ended December 31, 2011 compared to year ended December 31, 2010
Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2010 capital additions, which are included in the assessments for 2011 personal property taxes.
Year ended December 31, 2010 compared to year ended December 31, 2009
Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2009 capital additions, which are included in the assessments for 2010 personal property taxes.
Other expenses (income)
Year ended December 31, 2011 compared to year ended December 31, 2010
Interest expense increased due primarily to an increase in borrowing levels under our revolving credit agreements.
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
Income Tax Provision
Year ended December 31, 2011 compared to year ended December 31, 2010
Our effective tax rates for the years ended December 31, 2011 and 2010 are 35.6% and 36.1%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Our Regulated Operating Subsidiaries include taxes payable relating to AFUDC equity in their actual revenue requirements. We recorded a state income tax provision of $3.8 million (net of federal deductibility) during the year ended December 31, 2011, compared to a state income tax provision of $5.9 million (net of federal deductibility) for the year ended December 31, 2010. Included in the state income tax provision recorded during the year ended December 31, 2011 is the effect of the Michigan tax law change as discussed in Note 10, which reduced the income tax provision by $4.6 million.
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
Liquidity and Capital Resources
We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (the terms of which are described in Note 8 to the consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries and, following the close of the Entergy Transaction, capital expenditures at the subsidiaries of Mid South TransCo. Our plans with regard to property, plant and equipment investments are described in detail above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities for transmission projects which will continue to result in the incurrence of development expenses and could result in significant capital expenditures.

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

•
Fund contributions to our retirement plans, as described in Note 11 to the consolidated financial statements. We expect to contribute up to $11.0 million to these plans in 2012. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determination relating to the contingencies described in Note 16 to the consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively, and an additional revolving credit agreement at ITC Midwest for $75.0 million as described in Note 8 to the consolidated financial statements. As of December 31, 2011, we had consolidated indebtedness under our revolving credit agreements of $201.1 million, with total unused capacity under the agreements of $464.9 million.
For our long-term capital requirements, including the funding of the currently anticipated $700 million special dividend in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
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

		Standard and Poor’s	Moody's Investor
Issuer	Issuance	Ratings Services (a)	Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	Unsecured Credit Facility	BBB+	Baa1
____________________________

(a)
On December 5, 2011, Standard and Poor's Financial Services upgraded the credit ratings of ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains debt. All of the ratings have a stable outlook.

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 20, 2011 and made no changes to the credit ratings. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants, which are summarized in Note 8 to the consolidated financial statements. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.
Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,685	145,678	$130,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,981	86,976	85,949
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	56,944	121,315	10,912
Deferred income tax expense	30,797	76,746	75,001
Tax benefit for excess tax deductions of share-based compensation	(28,114)	(320)	(129)
Other	54,623	(7,062)	(34,698)
Net cash provided by operating activities	380,916	423,333	267,935
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(556,931)	(388,401)	(404,514)
Other	(3,264)	(460)	(4,448)
Net cash used in investing activities	(560,195)	(388,861)	(408,962)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving credit agreements)	147,660	62,034	185,802
Issuance of common stock	18,993	8,908	3,575
Dividends on common stock	(70,363)	(66,041)	(62,408)
Refundable deposits from and repayments to generators for transmission network upgrades — net	28,792	(18,295)	35,051
Tax benefit for excess tax deductions of share-based compensation	28,114	320	129
Other	(10,682)	(1,142)	(4,379)
Net cash provided by (used in) financing activities	142,514	(14,216)	157,770
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,765)	20,256	16,743
CASH AND CASH EQUIVALENTS — Beginning of period	95,109	74,853	58,110
CASH AND CASH EQUIVALENTS — End of period	$58,344	95,109	$74,853

Cash Flows From Operating Activities
Year ended December 31, 2011 compared to year ended December 31, 2010
Net cash provided by operating activities decreased
$42.4 million in 2011 compared to 2010. The decrease in cash provided by operating activities was due primarily to higher income taxes paid of $25.3 million and $6.3 million of additional interest payments (net of interest capitalized) during 2011 compared to 2010. Additionally, there was a decrease of $27.8 million due to recognizing reductions of federal and state income tax liabilities related to tax benefits for excess tax deductions of share-based compensation recognized in 2011 that are reflected as financing cash inflows. These decreases were partially offset by an increase in cash received from operating revenues of $9.3 million.
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
Cash Flows From Investing Activities
Year ended December 31, 2011 compared to year ended December 31, 2010
Net cash used in investing activities increased $171.3 million in 2011 compared to 2010. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment during 2011 as we executed our capital investment plan described above under “— Overview — Capital Investment and Operating Results Trends.”
Year ended December 31, 2010 compared to year ended December 31, 2009
Net cash used in investing activities decreased $20.1 million in 2010 over 2009. The decrease in cash used in investing activities was due primarily to lower payments during 2010 for amounts accrued for property, plant and equipment compared to payments for such amounts during 2009.
Cash Flows From Financing Activities
Year ended December 31, 2011 compared to year ended December 31, 2010
Net cash from financing activities increased $156.7 million in 2011 compared to 2010. The increase in cash provided by financing activities was due primarily to the net increase of $175.6 million in amounts outstanding under our revolving credit agreements, an increase of $47.1 million in net proceeds associated with refundable deposits for transmission network upgrades as well as an increase of $27.8 million due to the recognition of federal and state income tax liability reductions for the excess tax deduction of share-based compensation during 2011 compared to 2010. This increase was partially offset by no issuances of long-term debt in 2011 as compared to proceeds of $40.0 million from the closing of ITC Midwest's 4.60% First Mortgage Bonds, Series D, and proceeds of $50.0 million received from the issuance of METC's 5.64% Senior Secured Notes during 2010. In addition, the increase was partially offset by an increase in dividends paid during 2011 compared to 2010 of $4.3 million.
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

Contractual Obligations
The following table details our contractual obligations as of December 31, 2011:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
(In thousands)
Long-term debt:
ITC Holdings Senior Notes	$1,462,000	$—	$317,000	$305,000	$840,000
ITCTransmission First Mortgage Bonds	385,000	—	185,000	—	200,000
ITCTransmission revolving credit agreement	18,000	—	—	18,000	—
METC Senior Secured Notes	275,000	—	225,000	—	50,000
METC revolving credit agreement	37,600	—	—	37,600	—
ITC Midwest First Mortgage Bonds	325,000	—	—	40,000	285,000
ITC Midwest 2008 revolving credit agreement	40,000	—	40,000	—	—
ITC Midwest 2011 revolving credit agreement	52,200	—	52,200	—	—
ITC Great Plains revolving credit agreement	53,260	—	53,260	—	—
Interest payments:
ITC Holdings Senior Notes	751,316	85,683	218,730	117,699	329,204
ITCTransmission First Mortgage Bonds	197,176	20,108	40,084	23,750	113,234
METC Senior Secured Notes	129,473	16,198	44,608	5,640	63,027
ITC Midwest First Mortgage Bonds	365,318	19,606	58,816	39,147	247,749
Operating leases	1,467	480	918	67	2
Purchase obligations	73,342	72,099	1,243	—	—
METC Easement Agreement	389,843	10,041	30,123	20,082	329,597
Total obligations	$4,555,995	$224,215	$1,266,982	$606,985	$2,457,813
Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2011.We also expect to pay interest and commitment fees under our variable-rate revolving credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2011, we paid $2.2 million of interest and commitment fees under our revolving credit agreements.
Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2011, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.
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
In November 2011, ITC Midwest committed to issue $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 (“Series E Bonds”). ITC Midwest held a lending commitment from the lenders as of December 31, 2011 and closed on the $100.0 million of Series E Bonds on January 19, 2012. The Series E Bonds are not included in the long-term debt obligations and interest payments presented above.
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
Regulation
Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the Financial Accounting Standards Board (“FASB”) for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of the guidance for accounting for the effects of certain types of regulations. If we were to discontinue the application of this guidance on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $174.3 million relating to the regulatory assets at December 31, 2011 that are described in Note 5 to the consolidated financial statements. We also may be required to record losses of $46.9 million relating to intangible assets at December 31, 2011 that are described in Note 6 to the consolidated financial statements. Additionally, we may be required to record gains of $181.4 million relating to regulatory liabilities at December 31, 2011, primarily for asset removal costs that have been accrued in advance of incurring these costs.
We believe that currently available facts support the continued applicability of the standards for accounting for the effects of certain types of regulation and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.
Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanism
Beginning January 1, 2007 for ITCTransmission and METC, January 1, 2008 for ITC Midwest and August 18, 2009 for ITC Great Plains, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis under their forward-looking cost-based formula rates with a true-up mechanism.
Under their formula rates, our Regulated Operating Subsidiaries use forecasted expenses, property, plant and equipment, point-to-point revenues and other items for the upcoming calendar year to establish their projected revenue requirement and their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year in order to subsequently collect or refund any under-recovery or over-recovery of revenues, as appropriate. The under- or over-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, and from differences between actual and projected monthly peak loads at our MISO Regulated Operating subsidiaries.
The true-up mechanism under our formula rates meet the requirements in the Accounting Standards Codification for accounting for rate-regulated utilities and the effects of certain alternative revenue programs. Accordingly, revenue is recognized during each reporting period based on actual revenue requirements calculated using the cost-based formula rate. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the formula rates.
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission's rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission's revenue requirement for those periods. Revenues of $11.9 million were recognized in 2010 and 2009 relating to the rate freeze revenue deferral and revenues of $5.0 million were recognized in January through May 2011. The $6.9 million reduction in revenues resulted in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010 and 2009.
Valuation of Goodwill
We have goodwill resulting from our acquisitions of ITCTransmission and METC and ITC Midwest’s acquisition of the IP&L transmission assets. In accordance with the standards set forth by the FASB for goodwill, we are required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. For goodwill impairment testing, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test per the FASB guidance is unnecessary. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry specific considerations such as our regulatory environment and rate structure. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of goodwill, which would adversely impact earnings. As of December 31, 2011, consolidated goodwill totaled $950.2 million and we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at ITCTransmission, METC or ITC Midwest as of our goodwill impairment testing date of October 1, 2011.
Contingent Obligations
We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax and other risks. We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements. These events or conditions include, without limitation, the following:

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
Pension and Postretirement Costs
We sponsor certain post-employment benefits to our employees, which include retirement plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these post-employment plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rate, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA rated zero coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our post employment plans. For our rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.
Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Interest Rate Risk
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,862.6 million at December 31, 2011. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,444.0 million at December 31, 2011. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at December 31, 2011. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2011 would decrease the fair value of debt by $69.4 million, and a decrease in interest rates of 10% at December 31, 2011 would increase the fair value of debt by $74.2 million at that date.
Revolving Credit Agreements
At December 31, 2011, we had a consolidated total of $201.1 million outstanding under our revolving credit agreements, which are variable rate loans and therefore fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2011 would increase or decrease the total interest expense by $0.3 million, respectively, for an annual period on a constant borrowing level of $201.1 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the $267.0 million ITC Holdings 5.25% Senior Notes, due July 15, 2013, prior to its maturity.
Credit Risk
Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for 30.8%, 26.0% and 25.3%, respectively, or $233.4 million, $196.6 million and $191.7 million, respectively, of our consolidated operating revenues for 2011. These percentages assume a portion of the 2011 revenue accruals and deferrals included in our 2011 operating revenues, which will be billed or refunded to our customers in 2013, would be paid by Detroit Edison, Consumers Energy and IP&L in the future based on the respective percentage of network and regional cost sharing revenues billed to them in 2011. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP, the billing agent for ITC Great Plains, began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 22, 2012
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$58,344	$95,109
Accounts receivable	76,895	80,417
Inventory	34,855	42,286
Deferred income taxes	20,636	—
Regulatory assets — revenue accruals, including accrued interest	6,639	28,637
Other	4,159	5,293
Total current assets	201,528	251,742
Property, plant and equipment (net of accumulated depreciation and amortization of $1,193,164 and $1,129,669, respectively)	3,415,823	2,872,277
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $15,276 and $12,176, respectively)	46,885	49,985
Other regulatory assets	161,987	138,152
Deferred financing fees (net of accumulated amortization of $14,594 and $11,750, respectively)	20,989	19,949
Other	25,991	25,605
Total other assets	1,206,015	1,183,854
TOTAL ASSETS	$4,823,366	$4,307,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,934	$66,953
Accrued payroll	18,013	18,606
Accrued interest	43,642	42,725
Accrued taxes	25,627	19,461
Regulatory liabilities — revenue deferrals, including accrued interest	46,579	17,658
Refundable deposits from generators for transmission network upgrades	38,805	10,492
Other	5,867	6,509
Total current liabilities	315,467	182,404
Accrued pension and postretirement liabilities	44,923	35,811
Deferred income taxes	373,268	314,979
Regulatory liabilities — revenue deferrals, including accrued interest	50,917	43,202
Regulatory liabilities — accrued asset removal costs	83,934	90,987
Refundable deposits from generators for transmission network upgrades	14,570	14,515
Other	36,373	11,646
Long-term debt	2,645,022	2,496,896
Commitments and contingent liabilities (Notes 4 and 16)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,323,368 and 50,715,805 shares issued and outstanding at December 31, 2011 and 2010, respectively	943,444	886,808
Retained earnings	330,816	229,437
Accumulated other comprehensive (loss) income	(15,368)	1,188
Total stockholders’ equity	1,258,892	1,117,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,823,366	$4,307,873

See notes to consolidated financial statements.
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009
OPERATING REVENUES	$757,397	$696,843	$621,015
OPERATING EXPENSES
Operation and maintenance	129,288	126,528	95,730
General and administrative	82,790	78,120	69,231
Depreciation and amortization	94,981	86,976	85,949
Taxes other than income taxes	53,430	48,195	43,905
Other operating (income) and expense — net	(844)	(297)	(667)
Total operating expenses	359,645	339,522	294,148
OPERATING INCOME	397,752	357,321	326,867
OTHER EXPENSES (INCOME)
Interest expense	146,936	142,553	130,209
Allowance for equity funds used during construction	(16,699)	(13,412)	(13,203)
Loss on extinguishment of debt	—	—	1,263
Other income	(2,881)	(2,340)	(2,792)
Other expense	3,962	2,588	2,918
Total other expenses (income)	131,318	129,389	118,395
INCOME BEFORE INCOME TAXES	266,434	227,932	208,472
INCOME TAX PROVISION	94,749	82,254	77,572
NET INCOME	$171,685	$145,678	$130,900

Basic earnings per common share (Note 9)	$3.36	$2.89	$2.62
Diluted earnings per common share (Note 9)	$3.31	$2.84	$2.58
Dividends declared per common share	$1.375	$1.310	$1.250

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Equity	Income
(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2008	49,654,518	$848,624	$81,268	$(829)	$929,063
Net income	—	—	130,900	—	130,900	$130,900
Repurchase and retirement of common stock	(700)	(31)	—	—	(31)	—
Dividends declared on common stock ($1.250 per share)	—	—	(62,421)	—	(62,421)	—
Stock option exercises	223,975	2,522	—	—	2,522	—
Shares issued under the Employee Stock Purchase Plan	28,681	1,053	—	—	1,053	—
Issuance of restricted stock	189,264	—	—	—	—	—
Forfeiture of restricted stock	(16,894)	—	29	—	29	—
Vesting of deferred stock units	5,217	—	—	—	—	—
Share-based compensation, net of forfeitures	—	9,977	—	—	9,977	—
Amortization of interest rate lock cash flow hedges, net of tax of $34	—	—	—	64	64	64
Tax benefit for excess tax deductions of share-based compensation	—	129	—	—	129	—
Other	—	238	—	—	238	—
Comprehensive income						$130,964
BALANCE, DECEMBER 31, 2009	50,084,061	$862,512	$149,776	$(765)	$1,011,523
Net income	—	—	145,678	—	145,678	$145,678
Repurchase and retirement of common stock	(1,057)	(61)	—	—	(61)	—
Dividends declared on common stock ($1.310 per share)	—	—	(66,048)	—	(66,048)	—
Stock option exercises	464,264	7,786	—	—	7,786	—
Shares issued under the Employee Stock Purchase Plan	24,840	1,122	—	—	1,122	—
Issuance of restricted stock	152,737	—	—	—	—	—
Forfeiture of restricted stock	(14,404)	—	31	—	31	—
Vesting of deferred stock units	5,364	—	—	—	—	—
Share-based compensation, net of forfeitures	—	14,843	—	—	14,843	—
Amortization of interest rate lock cash flow hedges, net of tax of $34	—	—	—	64	64	64
Unrealized gain on interest rate swaps relating to interest rate cash flow hedges, net of tax of $1,211	—	—	—	1,889	1,889	1,889
Tax benefit for excess tax deductions of share-based compensation	—	320	—	—	320	—
Other	—	286	—	—	286	—
Comprehensive income						$147,631
BALANCE, DECEMBER 31, 2010	50,715,805	$886,808	$229,437	$1,188	$1,117,433
Net income	—	—	171,685	—	171,685	$171,685
Repurchase and retirement of common stock	(89,715)	(6,401)	—	—	(6,401)	—
Dividends declared on common stock ($1.375 per share)	—	—	(70,363)	—	(70,363)	—
Stock option exercises	543,775	17,666	—	—	17,666	—
Shares issued under the Employee Stock Purchase Plan	23,027	1,327	—	—	1,327	—
Issuance of restricted stock	142,999	—	—	—	—	—
Forfeiture of restricted stock	(18,012)	—	57	—	57	—
Vesting of deferred stock units	5,489	—	—	—	—	—
Share-based compensation, net of forfeitures	—	15,334	—	—	15,334	—
Amortization of interest rate lock cash flow hedges, net of tax of $1	—	—	—	97	97	97
Unrealized loss on interest rate swaps relating to interest rate cash flow hedges, net of tax of $10,705	—	—	—	(16,653)	(16,653)	(16,653)
Tax benefit for excess tax deductions of share-based compensation	—	28,114	—	—	28,114	—
Other	—	596	—	—	596	—
Comprehensive income						$155,129
BALANCE, DECEMBER 31, 2011	51,323,368	$943,444	$330,816	$(15,368)	$1,258,892
See notes to consolidated financial statements.
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,685	$145,678	$130,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,981	86,976	85,949
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	56,944	121,315	10,912
Deferred income tax expense	30,797	76,746	75,001
Allowance for equity funds used during construction	(16,699)	(13,412)	(13,203)
Recognition of ITC Great Plains regulatory assets	(2,011)	—	(8,191)
Other	15,372	14,311	13,949
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	2,434	(9,479)	(12,986)
Inventory	7,431	(5,452)	(14,599)
Other current assets	1,134	(2,049)	903
Accounts payable	12,573	2,210	(6,097)
Accrued payroll	(1,096)	4,893	2,003
Accrued interest	917	3,626	1,320
Accrued taxes	34,279	(2,071)	3,073
Tax benefit for excess tax deductions of share-based compensation	(28,114)	(320)	(129)
Other current liabilities	(246)	2,770	(2,049)
Other non-current assets and liabilities, net	535	(2,409)	1,179
Net cash provided by operating activities	380,916	423,333	267,935
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(556,931)	(388,401)	(404,514)
Proceeds from sale of securities	3,839	14,576	1,182
Purchases of securities	(8,136)	(14,587)	(5,309)
Other	1,033	(449)	(321)
Net cash used in investing activities	(560,195)	(388,861)	(408,962)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	90,000	333,670
Repayment of long-term debt	—	—	(100,000)
Borrowings under revolving credit agreements	1,065,215	475,627	623,966
Repayments of revolving credit agreements	(917,555)	(503,593)	(671,834)
Issuance of common stock	18,993	8,908	3,575
Dividends on common stock	(70,363)	(66,041)	(62,408)
Refundable deposits from generators for transmission network upgrades	35,768	21,618	40,279
Repayment of refundable deposits from generators for transmission network upgrades	(6,976)	(39,913)	(5,228)
Tax benefit for excess tax deductions of share-based compensation	28,114	320	129
Other	(10,682)	(1,142)	(4,379)
Net cash provided by (used in) financing activities	142,514	(14,216)	157,770
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,765)	20,256	16,743
CASH AND CASH EQUIVALENTS — Beginning of period	95,109	74,853	58,110
CASH AND CASH EQUIVALENTS — End of period	$58,344	$95,109	$74,853

See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     GENERAL
ITC Holdings Corp. (“ITC Holdings,” and together with its subsidiaries, “we,” “our” or “us”) and its subsidiaries are engaged in the transmission of electricity in the United States. Through our operating subsidiaries, ITCTransmission, METC, ITC Midwest and ITC Great Plains (together, our "Regulated Operating Subsidiaries"), we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri and Kansas that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are intended to improve overall grid reliability, lower electricity congestion and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.
Our Regulated Operating Subsidiaries are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of-service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains currently owns assets located in Kansas. The Midwest Independent Transmission System Operator, Inc. (“MISO”) bills and collects revenues from ITCTransmission, METC, and ITC Midwest (“MISO Regulated Operating Subsidiaries”) customers. The Southwest Power Pool, Inc. (“SPP”) bills and collects revenue from ITC Great Plains customers.
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
Regulation — Our Regulated Operating Subsidiaries are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The utility operations of our Regulated Operating Subsidiaries meet the accounting standards set forth by the Financial Accounting Standards Board (“FASB”) for the accounting effects of certain types of regulation. These accounting standards recognize the cost based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. These standards require the recording of regulatory assets and liabilities for transactions that would have been recorded as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.
Cash and Cash Equivalents — We consider all unrestricted highly-liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$142,101	$135,771	$125,254
Income taxes paid	34,127	8,844	1,971
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$102,091	$44,496	$23,169
Allowance for equity funds used during construction	16,699	13,412	13,203
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2011, 2010 or 2009, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Excess tax benefits are recognized as an addition to common stock per the share-based compensation guidance. Cash retained as a result of those excess tax benefits are presented in the statement of cash flows as cash inflows from financing activities and cash outflows from operating activities. Any write-off of deferred tax assets that resulted from book expense exceeding tax deductions associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.
Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2011 and 2010, we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $85.8 million, $77.8 million and $76.8 million for 2011, 2010 and 2009, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 2.4%, 2.4% and 2.6% for 2011, 2010 and 2009, respectively. ITC Midwest implemented new depreciation rates effective for the year ended December 31, 2010. Refer to Note 4 for additional discussion of these depreciation rate changes. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 48 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize to property, plant and equipment an allowance for the cost of equity and borrowings used during construction (“AFUDC”) in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The AFUDC debt of $4.7 million, $3.9 million and $3.9 million for 2011, 2010 and 2009, respectively, was a reduction to interest expense. Certain projects at ITC Great Plains have been granted an incentive to include construction work in progress balances in rate base, and we do not accrue AFUDC on those projects.
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
Goodwill and Intangible Assets — We comply with the standards set forth by the FASB for goodwill and other intangible assets. Under these standards, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. These accounting standards require that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We have goodwill recorded relating to the acquisitions of each our MISO Regulated Operating Subsidiaries. We completed our annual goodwill impairment test by performing a qualitative analysis for each of our MISO Regulated Operating Subsidiaries as of October 1, 2011 and determined that no impairment exists. There were no events subsequent to October 1, 2011 that indicated impairment of our goodwill. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 6.
Deferred Financing Fees and Discount or Premium on Debt — The costs related to the issuance of long-term debt are recorded to deferred financing fees and are amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2011, 2010 and 2009 of $3.8 million, $3.1 million and $3.3 million, respectively.
Asset Retirement Obligations — We comply with the standards set forth by the FASB for asset retirement obligations. As defined in the standards, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. The standards for asset retirement obligation applied to our Regulated Operating Subsidiaries require us to recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under the standards. There have not been any significant changes to our asset retirement obligations in 2011. Our asset retirement obligations as of December 31, 2011 and 2010 of $3.6 million and $3.3 million, respectively, are included in other liabilities.
Financial Instruments — We comply with the standards set forth by the FASB for derivatives and hedging in accounting for financial instruments. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and reclassified to the consolidated statement of operations when the underlying hedged transaction affects net income. Any hedge ineffectiveness is recognized in net income immediately at the time the gain or loss on the derivative instruments is calculated. Refer to Note 8 for additional discussion regarding derivative instruments.
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
Generator Interconnection Projects — Certain capital investment at our Regulated Operating Subsidiaries relates to investments we make under generator interconnection agreements. The generator interconnection agreements typically consist of both transmission network upgrades, which have been deemed by FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are needed to interconnect the generating facility to the transmission system and primarily benefit the generating facility. Our investment in transmission network upgrade facilities are recorded to property, plant and equipment. For direct connection facilities, we collect a contribution in aid of construction from the generator for the cost of the facilities and offset the contribution against the plant investment recorded to property, plant and equipment.
We receive deposits or letters of credit from the generator for the network upgrade facilities in advance of construction. When the generator meets certain criteria of Attachment FF of the MISO tariff, such as having a long-term sales agreement at the commercial operation date for the generating capacity of the facility, we refund the cash deposits or release letter of credit that was provided. If the generator does not meet these criteria, the deposit is retained or other security drawn upon, and is recorded as an offset against the plant investment recorded to property, plant and equipment. When the cash or other security received is not refunded under the criteria of Attachment FF, the receipt of cash becomes taxable income for us for which we bill the generator a tax gross-up. The tax gross-up represents the difference between the tax effects of the taxable income associated with the contribution compared to the present value of the tax depreciation deduction of the property constructed using the taxable contribution in aid of construction. The deferred revenues associated with the tax gross-up are recorded to other long-term liabilities when collected, and amortized over the tax depreciation life of the asset to other operating income and expense-net.
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
Share-Based Payment — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (the “2003 Plan”) and a Second Amended and Restated 2006 Long-Term Incentive Plan (the “LTIP”) pursuant to which we grant various share-based awards, including options and restricted stock and deferred stock units. Compensation expense for employees and directors is recorded for stock options, restricted stock awards and deferred stock units that are expected to vest based on their fair value at grant date, and is amortized over the expected vesting period. We recognize expense for our stock options, which have graded vesting schedules, on a straight-line basis over the entire vesting period and not for each separately vesting portion of the award. The grant date is the date at which our commitment to issue share based awards to the employee or a director arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award.
We also have an Employee Stock Purchase Plan (“ESPP”) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholders’ equity during a period arising from transactions and events from non-owner sources, including net income and any gain or loss recognized for the effective portion of our interest rate swaps.
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
We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2007 and earlier. The Internal Revenue Service completed its examination of our 2006 federal tax returns in January 2010. The Internal Revenue Service examination did not result in any material adjustments to our consolidated financial statements. State and city jurisdictions that remain subject to examination range from tax years 2007 to 2010. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.
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
Goodwill Impairment Testing
The FASB amended the guidance for testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This revision is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. We early adopted the amended guidance, and the impact did not have an effect on our results of operations, cash flows or financial condition. Refer to Note 2 for additional information.
Balance Sheet Offsetting Requirements
The FASB created new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosure requirements are not expected to have a material effect, if any, on our results of operations, cash flows or financial condition.
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
As of December 31, 2011, we have recorded a total of $13.8 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. During the first quarter of 2011, we received certain regulatory approvals relating to the Kansas V-Plan which resulted in the recognition of the Kansas V-Plan regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan regulatory asset in March 2011, we recorded an additional $1.1 million of cost incurred for the Kansas V-Plan Project through December 31, 2011 directly to regulatory assets. Based on ITC Great Plains' application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act in order to recover these start-up, development and pre-construction expenses in future rates.
Green Power Express
In 2009, we formed Green Power Express and announced the Green Power Express project, which consisted of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. Green Power Express has certain FERC-authorized transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. Further, Green Power Express has a FERC-approved formula rate with a return on equity of 12.38% and a capital structure targeting 60% equity and 40% debt. The amount of any future capital expenditures by Green Power Express is currently unknown.
The total development expenses through December 31, 2011 at Green Power Express that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express have been recorded as of December 31, 2011.
Cost-Based Formula Rates with True-Up Mechanism
The transmission rates at our Regulated Operating Subsidiaries are set annually, using the FERC-approved formula rates and the rates remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rates to calculate their respective annual revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.
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
The regulatory assets are recorded on the balance sheet in regulatory assets — revenue accrual, including accrued interest and other non-current assets. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferral, including accrued interest. The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2011:

(In thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2010	$(33,054)	$(17,236)	$21,388	$626	$(28,276)
Net refunds (collections) of 2009 revenue deferrals and accruals, including interest	3,814	7,718	(21,679)	(628)	(10,775)
Net revenue deferrals for the year ended December 31, 2011	(25,562)	(10,770)	(5,607)	(1,810)	(43,749)
Net accrued interest payable for the year ended December 31, 2011	(1,467)	(622)	(266)	(65)	(2,420)
Balance as of December 31, 2011	$(56,269)	$(20,910)	$(6,164)	$(1,877)	$(85,220)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our consolidated statement of financial position as follows:

(In thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$863	$2	$5,020	$754	$6,639
Non-current assets — other	—	—	4,113	1,524	5,637
Current liabilities	(31,028)	(9,348)	(5,549)	(654)	(46,579)
Non-current liabilities	(26,104)	(11,564)	(9,748)	(3,501)	(50,917)
Balance as of December 31, 2011	$(56,269)	$(20,910)	$(6,164)	$(1,877)	$(85,220)
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
ITCTransmission Rate Freeze Revenue Deferral
ITCTransmission's rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission's revenue requirement for those periods. Revenues of $11.9 million were recognized in 2010 and 2009 relating to the rate freeze revenue deferral and revenues of $5.0 million were recognized in January through May 2011. The $6.9 million reduction in revenues resulted in a reduction to after-tax net income of approximately $4.3 million in 2011 compared to 2010 and 2009.

Depreciation Studies
ITC Midwest
Effective January 1, 2010, the FERC authorized the implementation of the depreciation study filed by ITC Midwest which revised its depreciation rates. This change in accounting estimate resulted in lower composite depreciation rates for ITC Midwest primarily due to the revision of asset service lives and cost of removal values.
For ratemaking purposes, the impact of ITC Midwest’s revised depreciation rates was initially reflected in ITC Midwest’s 2010 revenue requirement. The revised depreciation rates resulted in a reduction of depreciation expense of $6.4 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively, as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITC Midwest. Because of the inclusion of depreciation expense as a component of net revenue requirement under ITC Midwest’s cost-based formula rate, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the year ended December 31, 2011 and 2010.
ITCTransmission and METC
Effective January 1, 2009, the FERC accepted depreciation studies filed by ITCTransmission and METC, respectively, which revised their depreciation rates. This change in accounting estimate results in lower composite depreciation rates for ITCTransmission and METC primarily due to the revision of asset service lives and cost of removal values.
For ratemaking purposes, the FERC accepted our filing such that the impact of the revised depreciation rates was reflected in ITCTransmission’s and METC’s 2009 revenue requirement. The revised depreciation rates resulted in a reduction of depreciation expense of $22.3 million, $21.9 million and $19.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, as compared to the amount of depreciation expense that would have been recognized under the previous depreciation rates utilized by ITCTransmission and METC. Because of the inclusion of depreciation expense as a component of net revenue requirement under their cost-based formula rates, the offsetting effect on revenues and expenses from the change in depreciation rates had an immaterial effect on net income and earnings per share amounts for the years ended December 31, 2011, 2010 and 2009.
5.     REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances at December 31, 2011 and 2010:

(In thousands)	2011	2010
Regulatory Assets:
Revenue accruals:
Current (including accrued interest of $79 and $266 as of December 31, 2011 and 2010, respectively)	$6,639	$28,637
Non-current (including accrued interest of $34 and $22 as of December 31, 2011 and 2010, respectively)	5,637	3,947
Other:
ITCTransmission ADIT Deferral (net of accumulated amortization of $26,766 and $23,736 as of December 31, 2011 and 2010, respectively)	33,836	36,866
METC ADIT Deferral (net of accumulated amortization of $11,793 and $9,435 as of December 31, 2011 and 2010, respectively)	30,663	33,021
METC Regulatory Deferrals (net of accumulated amortization of $3,857 and $3,086 as of December 31, 2011 and 2010, respectively)	11,571	12,342
Income taxes recoverable related to AFUDC equity	38,222	28,687
ITC Great Plains Start-up and Development	8,946	8,783
KETA Project	1,779	1,748
Kansas V-Plan	3,121	—
Pensions and postretirement	24,711	16,705
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax	7,630	—
Other	1,508	—
Total	$174,263	$170,736

Revenue Accruals
Refer to discussion of revenue accruals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of the revenue accruals, but do accrue interest carrying costs which are subject to rate recovery along with the principal amount of the revenue accrual.
ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the ITCTransmission ADIT Deferral that is included in rate base. The original amount recorded for this regulatory asset of $60.6 million is being recognized in rates and amortized on a straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2011, 2010 and 2009, which is included in depreciation and amortization and recovered through ITCTransmission's cost-based formula rate template.
METC ADIT Deferrals
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC. The original amount recorded for the regulatory asset for METC ADIT Deferrals of $42.5 million is recognized in rates and amortized over 18 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC ADIT Deferrals that is included in rate base. METC recorded amortization expense of $2.4 million annually during 2011, 2010 and 2009, respectively, which is included in depreciation and amortization and recovered through METC's cost-based formula rate template.
METC Regulatory Deferrals
METC has deferred, as a regulatory asset, depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC Regulatory Deferrals”). The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC Regulatory Deferrals that is included in rate base. METC recorded amortization expense of $0.8 million during 2011, 2010 and 2009, respectively, which is included in depreciation and amortization and recovered through METC's cost-based formula rate template.
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
The startup and development regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in ITC Great Plains’ formula rate template for that year. The carrying charges began to accrue in March 2009 and will continue until such time that the regulatory asset is included in rate base. The equity component of these carrying charges including applicable taxes, totaling $3.0 million as of December 31, 2011, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. Recovery of the start-up and development regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the start-up and development regulatory assets in its rate base and will begin amortizing it over a 10-year period upon the in-service date of the KETA Project, the Kansas V-Plan or when the total in-service gross property, plant and equipment at ITC Great Plains exceeds $100 million, whichever occurs first. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.

KETA Project
The KETA Project regulatory asset includes certain costs incurred associated with regulatory activities in Kansas and Oklahoma and with participants in SPP to obtain the necessary approvals and authorization before proceeding further with plans, as well as engineering studies, routing studies and education and outreach to stakeholders on ITC Great Plains’ efforts to bring these projects to the SPP region, and other costs incurred specific to the KETA Project prior to construction. The KETA Project regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in its formula rate template for that year. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory asset is included in rate base. The equity component of these carrying charges including applicable taxes, totaling $0.5 million as of December 31, 2011, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. Recovery of the KETA Project regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the KETA Project Regulatory Asset in its rate base and begin amortizing it over a 10-year period upon the in-service date of the KETA Project. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
Kansas V-Plan Project
The Kansas V-Plan Project regulatory asset includes certain costs incurred associated with regulatory activities in Kansas and with participants in SPP to obtain the necessary approvals and authorization before proceeding further with plans, as well as engineering studies, routing studies and education and outreach to stakeholders on ITC Great Plains' efforts to bring these projects to the SPP region, and other costs incurred specific to the Kansas V-Plan Project prior to construction. The Kansas V-Plan Project regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains' weighted average cost of capital, adjusted annually based on ITC Great Plains' actual weighted average cost of capital calculated in our formula rate template for that year. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory asset is included in rate base. The equity component of these carrying charges including applicable taxes, totaling $0.5 million as of December 31, 2011, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of a incurred costs eligible for deferral under GAAP. Recovery of the Kansas V-Plan Project regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the Kansas V-Plan Project regulatory asset in its rate base and begin amortizing it over a 10-year period upon the in-service date of the Kansas V-Plan Project. The amortization expense will be recovered through ITC Great Plains' cost-based formula rate template beginning in the period in which amortization begins.
Pensions and Postretirement
Accounting standards for defined benefit pension and other postretirement plans for rate-regulated entities require that amounts that otherwise would have been charged and or credited to accumulated other comprehensive income are recorded as a regulatory asset or liability. As the unrecognized amounts recorded to this regulatory asset are recognized, expenses will be recovered from customers in future rates under our cost based formula rates. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Pension and Postretirement regulatory asset.
Income Taxes Recoverable Related to Implementation of the Michigan Corporate Income Tax
On May 25, 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, we will be taxed at a rate of 6.0% on federal taxable income that is attributed to our operations in the state of Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in the second quarter of 2011, and the net result was incremental deferred state income tax liabilities at both ITCTransmission and METC. Under our cost-based formula rates with true-up mechanism, the future taxes receivable as a result of the tax law change is expected to be collected from customers through future rates and has resulted in the recognition of a regulatory asset. Recovery of the Michigan CIT regulatory asset requires FERC authorization upon ITC Holdings making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. ITCTransmission and METC do not earn a return on the balance of the CIT regulatory asset.

Regulatory Liabilities
The following table summarizes the regulatory liabilities balances at December 31, 2011 and 2010:

(In thousands)	2011	2010
Regulatory Liabilities:
Accrued asset removal costs	$83,934	$90,987
Revenue deferrals (a):
Current (including accrued interest of $2,159 and $876 as of December 31, 2010 and 2011, respectively)	46,579	17,658
Non-current (including accrued interest of $828 and $680 as of December 31, 2011 and 2010, respectively)	50,917	43,202
Total	$181,430	$151,847
____________________________

(a)
Refer to discussion of revenue deferrals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

Accrued Asset Removal Costs
The carrying amount of the accrued asset removal costs represents the cumulative amount collected from customers to cover the estimated future costs to remove property, plant and equipment at retirement. The portion of depreciation expense included in our depreciation rates related to asset removal costs is added to this regulatory liability and removal expenditures incurred are charged to this regulatory liability. In addition, the regulatory liability is also adjusted for timing differences between when we recover legal asset retirement obligations in our rates and when we would recognize these costs under the standards set forth by the FASB. Our Regulated Operating Subsidiaries include this item, excluding the cost component related to the recognition of our asset retirement obligations under the standards set forth by the FASB, within accumulated depreciation for rate-making purposes, which is a reduction to rate base.
6.     GOODWILL AND INTANGIBLE ASSETS
At December 31, 2011 and 2010, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferrals. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2011 and 2010 is $29.7 million and $31.7 million, respectively, and is amortized over 20 years beginning January 1, 2007. The carrying amount of the intangible asset for METC ADIT Deferrals at December 31, 2011 and 2010 is $13.6 million and $14.6 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferrals and recovers the amortization expense through METC's cost-based formula rate template.
ITC Great Plains has recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan. The carrying amount of these intangible assets is $3.6 million and $3.7 million (net of accumulated amortization of $0.2 million and $0.1 million) as of December 31, 2011 and 2010, respectively.
During the years ended December 31, 2011, 2010 and 2009, we recognized $3.1 million, $3.1 million and $3.0 million, respectively, of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2011 to be as follows:

(In thousands)
2012	$3,100
2013	3,100
2014	3,100
2015	3,100
2016	3,100
2017 and thereafter	31,385
Total	$46,885
7.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following at December 31, 2011 and 2010:

(In thousands)	2011	2010
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$4,096,211	$3,722,937
Construction work in progress	418,056	197,985
Capital equipment inventory	68,881	62,168
Other	12,490	12,432
ITC Holdings and other	13,349	6,424
Total	4,608,987	4,001,946
Less accumulated depreciation and amortization	(1,193,164)	(1,129,669)
Property, plant and equipment — net	$3,415,823	$2,872,277
Additions to property, plant and equipment in service and construction work in progress during 2011 and 2010 were due primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems in addition to generator interconnections and our ongoing development projects.

8.     LONG-TERM DEBT
The following amounts were outstanding at December 31, 2011 and 2010:

(In thousands)	2011	2010
ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $183 and $302, respectively)	$266,817	$266,698
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014	50,000	50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $16 and $19, respectively)	254,984	254,981
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $189 and $197, respectively)	254,811	254,803
ITC Holdings 6.05% Senior Notes due January 31, 2018 (net of discount of $960 and $1,118, respectively)	384,040	383,882
ITC Holdings 5.50% Senior Notes due January 15, 2020 (net of discount of $1,053 and $1,186, respectively)	198,947	198,814
ITC Holdings Revolving Credit Agreement due May 17, 2016	—	—
ITCTransmission 4.45% First Mortgage Bonds, Series A, due July 15, 2013 (net of discount of $18 and $30, respectively)	184,982	184,970
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $89 and $93, respectively)	99,911	99,907
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 1, 2018 (net of discount of $72 and $83, respectively)	99,928	99,917
ITCTransmission Revolving Credit Agreement due May 17, 2016	18,000	—
ITCTransmission/METC Revolving Credit Agreement due March 29, 2012	—	13,800
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014	50,000	50,000
METC 5.64% Senior Secured Notes due May 6, 2040	50,000	50,000
METC Revolving Credit Agreement due May 17, 2016	37,600	—
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $458 and $476, respectively)	174,542	174,524
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	40,000
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	35,000
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75,000	75,000
ITC Midwest 2008 Revolving Credit Agreement due January 29, 2013	40,000	39,600
ITC Midwest 2011 Revolving Credit Agreement due February 11, 2013	52,200	—
ITC Great Plains Revolving Credit Agreement due February 16, 2015	53,260	—
Total long-term debt	$2,645,022	$2,496,896
The annual maturities of long-term debt as of December 31, 2011 are as follows:

(In thousands)
2012	$—
2013	544,200
2014	100,000
2015	228,260
2016	310,600
2017 and thereafter	1,465,000
Total	$2,648,060
ITC Holdings
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
In November 2011, ITC Midwest committed to issue $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 (“Series E Bonds”). ITC Midwest held a lending commitment from the lenders as of December 31, 2011 and closed on the $100.0 million of Series E Bonds on January 19, 2012. The proceeds from the issuance will be used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. All of ITC Midwest's First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest's property.
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

Interest Rate Swaps	Notional Amount	Fixed Rate	Original Term	Effective Date
(Amounts in millions)
September 2010 swap	$50.0	3.60%	10 years	July 2013
March 2011 swaps	50.0	4.45%	10 years	July 2013
May 2011 swap	25.0	4.20%	10 years	July 2013
August 2011 swaps	50.0	3.80%	10 years	July 2013
Total	$175.0
The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 10-year period beginning July 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of December 31, 2011, there has been no material ineffectiveness recorded in the consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of December 31, 2011, the fair value of the derivative instruments was a liability of $24.3 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 12 for additional fair value information.

Revolving Credit Agreements
On May 17, 2011, ITC Holdings, ITCTransmission and METC entered into new unsecured, unguaranteed revolving credit agreements, which replaced their existing revolving credit agreements that were scheduled to mature on March 29, 2012. On February 11, 2011, ITC Midwest entered into a new unsecured, unguaranteed revolving credit agreement in addition to its existing revolving credit agreement, dated January 29, 2008. On February 16, 2011, ITC Great Plains entered into an unsecured, unguaranteed revolving credit agreement. At December 31, 2011, ITC Holdings and its Regulated Operating Subsidiaries had the following revolving credit facilities available:

				Weighted-
				Average
				Interest Rate
	Total			on
	Available	Outstanding	Unused	Outstanding		Commitment	Original
(Amounts in millions)	Capacity	Balance (a)	Capacity	Balance		Fee Rate (b)	Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$—	$200.0	n/a	(c)	0.25%	5 years	May 2016
ITCTransmission	100.0	18.0	82.0	1.4%	(d)	0.125%	5 years	May 2016
METC	100.0	37.6	62.4	1.4%	(e)	0.125%	5 years	May 2016
ITC Midwest - 2008	41.0	40.0	1.0	0.5%	(f)	0.06%	5 years	January 2013
ITC Midwest - 2011	75.0	52.2	22.8	1.5%	(g)	0.125%	2 years	February 2013
ITC Great Plains	150.0	53.3	96.7	2.1%	(h)	0.30%	4 years	February 2015
Total	$666.0	$201.1	$464.9
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower's credit rating.

(c)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.75%, subject to adjustments based on ITC Holdings' credit rating.

(d)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.15% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.15%, subject to adjustments based on ITCTransmission's credit rating.

(e)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.15% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.15%, subject to adjustments based on METC's credit rating.

(f)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 0.30% or at a base rate, which is defined as the higher of the prime rate, or 0.50% above the federal funds rate, subject to adjustments based on ITC Midwest's credit rating.

(g)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of prime rate, 0.50% above over the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on ITC Midwest’s credit rating.

(h)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.75%, or at a base rate, which is defined as the higher of prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.75%, subject to adjustments based on ITC Great Plains’ credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain funds from operations ratios, debt to capitalization ratios and maintaining certain interest coverage ratios in addition to non-GAAP covenants. We are currently in compliance with all debt covenants.

9.     EARNINGS PER SHARE
We report both basic and diluted earnings per share. A reconciliation of both calculations for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	Year Ended December 31,
(In thousands, except share, per share data and percentages)	2011	2010	2009
Numerator:
Net income	$171,685	$145,678	$130,900
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(70,305)	(66,017)	(62,392)
Undistributed earnings	101,380	79,661	68,508
Percentage allocated to common shares (b)	98.3%	98.3%	98.6%
Undistributed earnings — common shares	99,657	78,307	67,549
Add: dividends declared — common shares	69,200	64,926	61,517
Numerator for basic and diluted earnings per common share	$168,857	$143,233	$129,066
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,289,905	49,526,580	49,196,470
Incremental shares for stock options and employee stock purchase plan	788,918	871,459	880,963
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,078,823	50,398,039	50,077,433
Per common share net income:
Basic	$3.36	$2.89	$2.62
Diluted	$3.31	$2.84	$2.58
____________________________

(a)	Includes dividends paid in the form of shares for deferred stock units.

(b)	Weighted-average common shares outstanding	50,289,905	49,526,580	49,196,470
	Weighted-average restricted shares and deferred stock units (participating securities)	854,717	842,108	705,716
	Total	51,144,622	50,368,688	49,902,186
	Percentage allocated to common shares	98.3%	98.3%	98.6%
Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
At December 31, 2011, 2010 and 2009, we had 2,100,056, 2,436,742 and 2,673,121 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the year ended December 31, 2011, 2010 and 2009, 213,917, 225,740 and 814,914 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.
10.     INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2011	2010	2009
Income tax expense at 35% statutory rate	$93,252	$79,776	$72,965
State income taxes (net of federal benefit)	4,766	4,208	7,230
AFUDC equity	(5,292)	(3,998)	(4,336)
Other — net	2,023	2,268	1,713
Income tax provision	$94,749	$82,254	$77,572

Components of the income tax provision were as follows:

(In thousands)	2011	2010	2009
Current income tax expense	$63,952	$5,508	$2,571
Deferred income tax expense	33,266	6,989	74,001
Benefits of operating loss carryforward	2,169	69,757	1,000
Change in Michigan tax law	(4,638)	—	—
Total income tax provision	$94,749	$82,254	$77,572
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.
Deferred income tax assets (liabilities) consisted of the following at December 31:

(In thousands)	2011	2010
Property, plant and equipment	$(303,647)	$(274,661)
Federal income taxes NOLs	1,151	2,347
Michigan Business Tax deductions	—	21,697
METC regulatory deferral (a)	(15,907)	(16,947)
Acquisition adjustments — ADIT deferrals (a)	(14,635)	(16,454)
Goodwill	(87,331)	(75,017)
Revenue accruals/deferrals — net (including accrued interest) (a)	33,424	9,522
Pension and postretirement liabilities	16,971	14,030
State income tax NOLs (net of federal benefit)	10,582	20,152
Share-based compensation	11,546	13,153
Other — net	(4,786)	(13,197)
Net deferred tax liabilities	$(352,632)	$(315,375)
Gross deferred income tax liabilities	$(435,940)	$(414,616)
Gross deferred income tax assets	83,308	99,241
Net deferred tax liabilities	$(352,632)	$(315,375)
____________________________

(a)	Described in Note 5.
We have estimated federal income tax NOLs of $3.3 million as of December 31, 2011, all of which we expect to use prior to their expiration. Our federal income tax NOLs would expire beginning in 2019.
We also have estimated state income tax NOLs as of December 31, 2011, all of which we expect to use prior to their expiration. Our state income tax NOLs would expire beginning in 2027. We have recorded estimated state income tax NOL deferred tax assets of $10.6 million as of December 31, 2011. We have additional state income tax NOLs of $2.9 million tax effected, net of federal benefit, that have not been recognized in the consolidated financial statements relating to tax deductions for share-based compensation. The accounting standards for share-based compensation require that the tax deductions that exceed book value be recognized if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction.
Michigan Corporate Income Tax
On May 25, 2011, the Michigan Business Tax was repealed and replaced with the Michigan Corporate Income Tax, effective January 1, 2012. Under the CIT, corporations such as ITC Holdings will be taxed at a rate of 6.0% on federal taxable income apportioned to Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in the second quarter of 2011. The change in Michigan tax law resulted in a reduction of income tax provision of $4.6 million during 2011. Additionally, we recorded regulatory assets for this change in tax law as described in Note 5.

11.     RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We made contributions of $3.6 million, $6.1 million and $3.2 million to the retirement plan in 2011, 2010 and 2009, respectively, although we had no minimum funding requirements. We expect to contribute up to $7.0 million to the defined benefit retirement plan relating to the 2011 plan year in 2012.
We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. The obligations under these supplemental nonqualified plans are included in the pension benefit obligation calculations below. The investments in trust for the supplemental nonqualified retirement plans of $16.1 million and $10.8 million at December 31, 2011 and 2010, respectively, are not included in the pension plan asset amounts presented below, but are included in other assets on our consolidated statement of financial position. For the years ended December 31, 2011, 2010 and 2009, we contributed $3.1 million, $0.5 million and $4.0 million, respectively, to these supplemental nonqualified, noncontributory, retirement benefit plans. We account for the assets contributed under the supplemental nonqualified, noncontributory, retirement benefit plan and held in a trust as trading securities for certain investments in debt and equity securities per the FASB guidance. Accordingly, realized and unrealized gains or losses on the investments are recorded as investment income or loss. We recognized gains of $2.2 million, $0.9 million and $0.7 million in other income during 2011, 2010 and 2009, respectively, associated with realized and unrealized gains and losses on the investments held in trust associated with our supplemental nonqualified retirement plans.
The plan assets consisted of the following assets by category:

Asset Category	2011	2010
Fixed income securities	53.1%	47.2%
Equity securities	46.9%	52.8%
Total	100.0%	100.0%
Net pension cost for 2011, 2010 and 2009 includes the following components:

(In thousands)	2011	2010	2009
Service cost	$3,585	$2,868	$2,674
Interest cost	2,458	2,222	1,691
Expected return on plan assets	(1,896)	(1,388)	(987)
Amortization of prior service cost	(42)	(42)	(42)
Amortization of unrecognized loss	2,607	1,722	2,250
Net pension cost	$6,712	$5,382	$5,586

The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Change in Benefit Obligation:
Beginning projected benefit obligation	$(45,104)	$(35,734)
Service cost	(3,585)	(2,868)
Interest cost	(2,458)	(2,222)
Actuarial net loss	(5,861)	(4,856)
Benefits paid	939	576
Ending projected benefit obligation	$(56,069)	$(45,104)
Change in Plans’ Assets:
Beginning plan assets at fair value	$24,647	$16,503
Actual return on plan assets	950	2,632
Employer contributions	3,618	6,088
Benefits paid	(939)	(576)
Ending plan assets at fair value	$28,276	$24,647
Funded status, underfunded	$(27,793)	$(20,457)
Ending accumulated benefit obligation	$(46,678)	$(33,830)
Amounts recorded as:
Funded Status:
Accrued pension liabilities	$(27,793)	$(23,165)
Pension assets — other assets — other	—	2,708
Total	$(27,793)	$(20,457)
Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$17,487	$13,288
Prior service credit	(101)	(142)
Total	$17,386	$13,146
The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with the guidance for employers’ accounting for pensions are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 5.
The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.
Actuarial assumptions used to determine the benefit obligation for 2011, 2010 and 2009 are listed below:

	2011	2010	2009
Discount rate	4.50 - 5.00%	5.60%	6.00%
Annual rate of salary increases	5.00 - 6.00%	5.00%	5.00%
Actuarial assumptions used to determine the benefit cost for 2011, 2010 and 2009 are listed below:

	2011	2010	2009
Discount rate	5.17 - 5.67%	6.00%	5.95%
Annual rate of salary increases	5.00 - 6.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.25%

At December 31, 2011, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)
2012	$1,402
2013	1,693
2014	3,132
2015	3,250
2016	3,050
2017 through 2021	17,393
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
The fair value measurement of the retirement plan as of December 31, 2011, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Pooled separate accounts — U.S. equity securities	$—	$11,000	$—
Pooled separate accounts — international equity securities	—	2,270	—
Pooled separate accounts — fixed income securities	—	13,483	—
Guaranteed deposit fund	—	1,523	—
Total	$—	$28,276	$—
The fair value measurement of the retirement plan as of December 31, 2010, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Pooled separate accounts — U.S. equity securities	$—	$10,502	$—
Pooled separate accounts — international equity securities	—	2,506	—
Pooled separate accounts — fixed income securities	—	9,999	—
Guaranteed deposit fund	—	1,640	—
Total	$—	$24,647	$—

Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $3.4 million, $3.1 million and $2.5 million to the postretirement benefit plan in 2011, 2010 and 2009, respectively. We expect to contribute up to $4.0 million to the plan in 2012.
The plan assets consisted of the following assets by category:

Asset Category	2011	2010
Fixed income securities	56.4%	53.2%
Equity securities	43.6%	46.8%
Total	100.0%	100.0%
Our measurement of the accumulated postretirement benefit obligation as of December 31, 2011 and 2010 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Net postretirement cost for 2011, 2010 and 2009 includes the following components:

(In thousands)	2011	2010	2009
Service cost	$3,431	$2,809	$1,841
Interest cost	1,285	984	921
Expected return on plan assets	(737)	(469)	(228)
Amortization of prior service cost	313	313	314
Amortization of unrecognized loss	220	—	166
Net postretirement cost	$4,512	$3,637	$3,014
The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(22,409)	$(17,757)
Service cost	(3,431)	(2,809)
Interest cost	(1,285)	(984)
Actuarial net loss	(3,925)	(1,189)
Benefits paid	371	330
Ending accumulated postretirement obligation	$(30,679)	$(22,409)
Change in Plan’s Assets:
Beginning plan assets at fair value	$9,763	$5,830
Actual return on plan assets	364	850
Employer contributions	3,422	3,083
Employer provided retiree premiums	371	330
Benefits paid	(371)	(330)
Ending plan assets at fair value	$13,549	$9,763
Funded status, underfunded	$(17,130)	$(12,646)
Amounts recorded as:
Funded Status:
Accrued postretirement liabilities	$(17,130)	$(12,646)
Total	$(17,130)	$(12,646)
Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$7,200	$3,121
Prior service credit	125	438
Total	$7,325	$3,559
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
Actuarial assumptions used to determine the benefit obligation for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Discount rate	5.00%	5.60%	6.00%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	9.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016	2015
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%
Actuarial assumptions used to determine the benefit cost for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Discount rate	5.49%	6.00%	5.95%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	9.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2015	2015
At December 31, 2011, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)
2012	$285
2013	411
2014	590
2015	751
2016	926
2017 through 2021	10,465
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2011 and the postretirement benefit obligation at December 31, 2011:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost	$920	$(734)
Effect on postretirement benefit obligation	3,790	(3,067)
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
The fair value measurement of the other postretirement benefit plans as of December 31, 2011, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$14	$—	$—
Pooled separate accounts — U.S. equity securities	—	858	—
Pooled separate accounts — international equity securities	—	151	—
Pooled separate accounts — fixed income securities	—	916	—
Mutual funds — equity securities	4,895	—	—
Mutual funds — fixed income securities	4,768	—	—
Guaranteed deposit fund	—	1,947	—
Total	$9,677	$3,872	$—
The fair value measurement of the other postretirement benefit plans as of December 31, 2010, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$27	$—	$—
Pooled separate accounts — U.S. equity securities	—	859	—
Pooled separate accounts — international equity securities	—	188	—
Pooled separate accounts — fixed income securities	—	813	—
Mutual funds — equity securities	3,515	—	—
Mutual funds — fixed income securities	3,350	—	—
Guaranteed deposit fund	—	1,011	—
Total	$6,892	$2,871	$—
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3.4 million, $2.7 million and $2.6 million in 2011, 2010 and 2009, respectively.
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
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$15,004	$34,246	$—
Mutual funds — fixed income securities	15,551	—	—
Mutual funds — equity securities	1,107	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(24,258)	—
Total	$31,662	$9,988	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$10	$84,726	$—
Mutual funds — fixed income securities	10,479	—	—
Mutual funds — equity securities	876	—	—
Interest rate swap derivative	—	3,099	—
Total	$11,365	$87,825	$—
As of December 31, 2011 and 2010, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. The liabilities and assets related to derivatives consist of interest rate swaps discussed in Note 8. Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual fund investments consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivatives as of December 31, 2011 and 2010 is determined based on a discounted cash flow method using LIBOR forward-interest swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2011 and 2010.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,862.6 million and $2,747.2 million at December 31, 2011 and 2010, respectively. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,444.0 million and $2,443.5 million at December 31, 2011 and 2010, respectively.
Revolving Credit Agreements
At December 31, 2011 and 2010, we had a consolidated total of $201.1 million and $53.4 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value.
Trade Accounts Receivables and Payables
As of December 31, 2011, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.
13.     STOCKHOLDERS' EQUITY
Common Stock
General — ITC Holdings’ authorized capital stock consists of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.
As of December 31, 2011, there were 51,323,368 shares of our common stock outstanding, no shares of preferred stock outstanding and 575 holders of record of our common stock.
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of the stock and membership interests in its subsidiaries, deferred tax assets and cash on hand. ITC Holdings’ only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and any other subsidiaries we may have to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA.
Each of the ITC Holdings Revolving Credit Agreement, the ITCTransmission Revolving Credit Agreement, the METC Revolving Credit Agreement, the ITC Midwest Revolving Credit Agreements, the ITC Great Plains Revolving Credit Agreement and the note purchase agreements governing ITC Holdings’ Senior Notes imposes restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.
Pursuant to SEC requirements, Schedule I is required because of restrictions which limit the payment of dividends to ITC Holdings by its subsidiaries. ITCTransmission, METC, ITC Midwest and ITC Great Plains are restricted by their revolving credit agreements in their ability to pay dividends to ITC Holdings. In the event of default on our revolving credit agreements or non-compliance with the covenants under our revolving credit agreements, we may not be able to disburse dividends. ITCTransmission, METC, ITC Midwest and ITC Great Plains were in compliance with the covenants under their revolving credit agreements during 2011.
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
Repurchases — In 2011, 2010 and 2009, we repurchased 89,715, 1,057 and 700 shares of common stock for an aggregate of $6.4 million, $0.1 million and less than $0.1 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014, although the agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-163716) filed on December 14, 2009 with the SEC. The prior ITC Holdings Sales Agency Financing Agreement expired on June 27, 2011. No shares have been issued under either of these agreements.
14.     SHARE-BASED COMPENSATION
Our LTIP, which was adopted in 2006 and most recently amended and restated in 2011, permits the compensation committee to make grants of a variety of share-based awards (such as options, restricted shares and deferred stock units) for a cumulative amount of up to 4,950,000 shares to employees, directors and consultants. The LTIP provides that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2016. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Plan, including options and restricted stock. In addition, our board of directors and shareholders approved the ESPP, which we implemented effective April 1, 2007. The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units. As of December 31, 2011, 2,992,891 shares were available for future issuance under our 2003 Plan, ESPP and LTIP, including 2,100,056 shares issuable upon the exercise of outstanding stock options, of which 1,577,925 were vested.
We recorded share-based compensation in 2011, 2010 and 2009 as follows:

(In thousands)	2011	2010	2009
Operation and maintenance expenses	$2,540	$2,098	$1,581
General and administrative expenses	7,524	8,074	4,999
Amounts capitalized to property, plant and equipment	5,327	4,702	3,426
Total share-based compensation	$15,391	$14,874	$10,006
Total tax benefit recognized in the consolidated statement of operations	$3,976	$4,028	$2,621
Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as common stock only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the years ended December 31, 2011, 2010 and 2009, we recognized the tax effects of the excess tax deductions as an increase in common stock of $28.1 million, $0.3 million and $0.1 million, respectively, as the deductions have resulted in a reduction of taxes payable.
Options
Our option grants vest in equal annual installments over a three- or five-year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date.
Stock option activity for 2011 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2011 (1,778,451 exercisable with a weighted average exercise price of $21.21)	2,436,742	$27.96
Granted	212,818	72.15
Exercised	(543,775)	32.41
Forfeited	(5,729)	48.10
Outstanding at December 31, 2011 (1,577,925 exercisable with a weighted average exercise price of $22.89)	2,100,056	$31.45
Grant date fair value of the stock options awards granted during 2011, 2010 and 2009 was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2011	2010	2009
	Option Grants	Option Grants	Option Grants
Weighted-average grant date fair value per option	$18.77	$16.01	$11.93
Weighted-average expected volatility (a)	29.8%	37.4%	37.5%
Weighted-average risk-free interest rate	2.1%	2.5%	2.4%
Weighted-average expected term (b)	6 years	6 years	6 years
Weighted-average expected dividend yield	1.86%	2.44%	2.95%
Estimated fair value of underlying shares	$72.15	$52.47	$41.37
____________________________

(a)	We estimated volatility using the historical volatility of our stock.

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

At December 31, 2011, the aggregate intrinsic value and the weighted-average remaining contractual term for all outstanding options were approximately $93.3 million and 4.7 years, respectively. At December 31, 2011, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $83.6 million and 3.5 years, respectively. The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 were $20.5 million, $19.3 million and $7.5 million, respectively. At December 31, 2011, the total unrecognized compensation cost related to the unvested options awards was $5.1 million and the weighted-average period over which it is expected to be recognized was 1.9 years.
We estimate that 2,088,211 of the options outstanding at December 31, 2011 will vest, including those already vested. The weighted-average exercise price, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2011 was $31.33 per share, $93.0 million and 4.6 years, respectively.
Restricted Stock Awards
Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted-average expected remaining vesting period at December 31, 2011 is 1.4 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.
Restricted stock award activity for 2011 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested restricted stock awards at January 1, 2011	885,340	$46.12
Granted	142,999	71.27
Vested	(290,346)	41.93
Forfeited	(18,012)	48.51
Unvested restricted stock awards at December 31, 2011	719,981	$53.06
The weighted-average grant date fair value of restricted stock awarded during 2010 and 2009 was $53.28 and $41.81 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2011 was $54.6 million. The aggregate fair value of restricted stock awards that vested during 2011, 2010 and 2009 was $20.7 million, $0.6 million and $0.3 million, respectively. At December 31, 2011, the total unrecognized compensation cost related to the restricted stock awards was $17.1 million and the weighted-average period over which that cost is expected to be recognized was 2.2 years.
As of December 31, 2011, we estimate that 652,507 shares of the restricted shares outstanding at December 31, 2011 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted average remaining contractual term for restricted shares that are expected to vest is $52.65 per share, $49.5 million and 1.4 years, respectively.
Employee Stock Purchase Plan
The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2011, 2010 and 2009, employees purchased 23,027, 24,840 and 28,681 shares, respectively, resulting in proceeds from the sale of our common stock of $1.3 million, $1.1 million and $1.1 million, respectively, under the ESPP. The total share-based compensation amortization for the ESPP was $0.3 million for each year ended 2011, 2010 and 2009.
Deferred Stock Units
Our deferred stock units are paid in shares of common stock on each of the following three anniversaries of the grant date, in equal installments. The deferred stock units do not contain any vesting provisions; that is, our common stock will be issued at the anniversary dates of the grant dates irrespective of employment status. The deferred stock units do not provide for any voting rights until the deferred stock units are delivered as shares of our common stock. The deferred stock units have dividend equivalent rights, providing the holder with the right to any dividends declared on our common stock subsequent to the grant date, such that the holders receive additional deferred stock units with a fair market value equal to the cash dividends they would have received on the shares underlying the deferred stock units they hold as if such underlying shares of common stock had been outstanding on the record date for the dividend. The additional dividend equivalent units granted will be settled in shares of our common stock at the same time as the deferred stock units on which the dividend equivalents are received. The deferred stock units are not transferable by the holders, but the shares issued upon each settlement date will be immediately transferable.
Deferred stock unit activity for 2011 was as follows:

	Number of	Weighted-
	Deferred	Average
	Stock	Grant Date
	Units	Fair Value
Deferred stock units at January 1, 2011	5,489	$55.21
Granted	—	—
Vested	(5,489)	55.21
Deferred stock units at December 31, 2011	—	$—
The weighted-average grant date fair value of deferred stock units awarded during 2010 and 2009 was $57.60 and $43.54 per share, respectively. As of December 31, 2011, there were no deferred stock units outstanding. The aggregate fair value of deferred stock units that vested as of December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively. As of December 31, 2011, there is no unrecognized compensation costs related to the deferred stock units.

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
We have investments in jointly owned utility assets as shown in the table below as of December 31, 2011:

	Net	Construction
(In thousands)	Investments (a)	Work in Progress
Substations	$19,191	$1,395
Lines	83,771	—
Total	$102,962	$1,395
____________________________

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.
ITCTransmission
The Michigan Public Power Agency (the “MPPA”) has a 50.4% ownership interest in two ITCTransmission 345 kV transmission lines. ITCTransmission’s net investment in these two lines totaled $21.5 million as of December 31, 2011. The MPPA’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.
METC
METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipalities and other generators. As of December 31, 2011, METC had net investments in jointly owned assets within substations including jointly owned assets under construction totaling $12.2 million of which METC’s ownership percentages for these jointly owned substation assets ranged from 6.3% to 92.0%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2011, METC had net investments in jointly shared transmission lines totaling $41.0 million of which METC’s ownership percentages for these jointly owned lines ranged from 35.2% to 64.5%.
ITC Midwest
ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2011, ITC Midwest had net investments in jointly shared substations facilities including jointly shared substations facilities under construction totaling $8.4 million of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 48.0% to 70.0%. As of December 31, 2011, ITC Midwest had net investments in jointly shared transmission lines totaling $21.2 million of which ITC Midwest’s ownership percentage for these jointly owned lines ranged from 28.0% to 70.0%.
16.    COMMITMENTS AND CONTINGENT LIABILITIES
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2011 is estimated to be approximately $8.7 million, which includes approximately $3.6 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $10.1 million for periods still subject to audit. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) have conducted an audit of ITC Midwest's compliance with certain of the FERC's regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On September 30, 2011, FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition which, if approved by FERC, have the potential to result in adjustments to ITC Midwest's annual revenue requirement calculations and corresponding refunds for 2008 through 2010. On October 31, 2011, we filed a request for hearing with the FERC to contest the findings relating to the accounting treatment for the acquisition. In December 2011, FERC gave notice of the commencement of a contested paper hearing procedure and we filed our initial memorandum on February 13, 2012. All parties who filed by February 13, 2012 will have 20 days to file reply comments. We believe an unfavorable outcome is reasonably possible for the ITC Midwest findings. ITCTransmission and METC have applied an accounting treatment for their respective acquisitions that is similar to ITC Midwest. We do not believe the resolution of the FERC audit staff findings will be material to our results of operations, cash flows or financial condition.
Purchase Obligations and Leases
At December 31, 2011, we had purchase obligations of $73.3 million representing commitments for materials, services and equipment that had not been received as of December 31, 2011, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2012.
We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $0.7 million, $0.9 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”
Future minimum lease payments under the leases at December 31, 2011 were:

(In thousands)
2012	$480
2013	461
2014	393
2015	64
2016 and thereafter	69
Total minimum lease payments	$1,467
Other Commitments
Our Regulated Operating Subsidiaries entered into an Operation and Maintenance Agreement with its primary maintenance contractor and a Supply Chain Management Agreement with its primary purchasing and inventory management contractor. We are not obligated to take any specified amount of services under the terms of the Operation and Maintenance Agreement or the Supply Chain Management Agreement, which have five-year terms ending August 29, 2013 and automatically renew for additional five year terms unless terminated by either party. In January 2012, we gave notice that we intend to terminate the Operation and Maintenance Agreement for all of our Regulated Operating Subsidiaries no later than six months following the termination notice. We are in the process of negotiating and expect to enter into a new agreement with the same supplier prior to the end of the notice period and do not anticipate any disruption in maintenance services.
METC
Amended and Restated Purchase and Sale Agreement for Ancillary Services with Consumers Energy. Under the Purchase and Sale Agreement for Ancillary Services with Consumers Energy (the “Ancillary Services Agreement”), Consumers Energy provides reactive power, balancing energy, load following and spinning and supplemental reserves that are needed by METC and MISO. These ancillary services are a necessary part of the provision of transmission service. This agreement is necessary because METC does not own any generating facilities and therefore must procure ancillary services from third party suppliers including Consumers Energy. The Ancillary Services Agreement establishes the terms and conditions under which METC obtains ancillary services from Consumers Energy. Consumers Energy will offer all ancillary services as required by FERC Order No. 888 at FERC-approved rates. METC is not precluded from procuring these services from third party suppliers and is free to purchase ancillary services from unaffiliated generators located within its control area or in neighboring jurisdictions on a non-preferential, competitive basis. This one- year agreement became effective on May 1, 2002 and is automatically renewed each year for successive one-year periods, with the most recent renewal effective May 1, 2011. The Ancillary Services Agreement can be terminated by either party with six months prior written notice. Services performed by Consumers Energy under the Ancillary Services Agreement are charged to operation and maintenance expense.
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
Project Commitment.     In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the IUB before construction of the project could commence, but due to the IUB's case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline and will continue to do so. Therefore, we believe the likelihood of any material effect from this matter is remote.
ITC Great Plains
Amended and Restated Maintenance Agreement. Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains has purchased from Mid-Kansas. The Mid-Kansas Agreement has an initial term of 10 years and automatic 10-year renewal terms unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Concentration of Credit Risk
Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for approximately 30.8%, 26.0% and 25.3%, respectively, or $233.4 million, $196.6 million and $191.7 million, respectively, of our consolidated operating revenues for the year ended December 31, 2011. These percentages and amounts of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2011 revenue accruals and deferrals that were included in our 2011 operating revenues, but will not be billed or refunded to our customers until 2013. We have assumed that the revenues associated with the revenue accruals and deferrals would be billed or refunded to these customers in 2013 in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2011. Any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP bills customers of ITC Great Plains on a monthly basis and collects fees for the use of ITC Great Plains’ assets. MISO and the SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and the SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.
17.     ENTERGY TRANSACTION
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Entergy’s electric transmission business consists of approximately 15,700 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo's subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy's shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, currently anticipated to take the form of a one-time special dividend to investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction . The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. Completion of the transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings' shareholders.
As of December 31, 2011, we expensed external legal, advisory and financial services fees of $7.0 million and certain internal labor and related costs of approximately $1.6 million related to the Entergy Transaction recorded within general and administrative expenses. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
18.     SEGMENT INFORMATION
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2011	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$757,465	$486	$(554)	$757,397
Depreciation and amortization	94,520	461	—	94,981
Interest expense	58,795	88,609	(468)	146,936
Income before income taxes	367,628	(101,194)	—	266,434
Income tax provision (benefit) (b)	143,416	(48,667)	—	94,749
Net income (b)	224,211	171,685	(224,211)	171,685
Property, plant and equipment, net	3,404,091	11,732	—	3,415,823
Goodwill	950,163	—	—	950,163
Total assets (c)	4,711,274	2,845,182	(2,733,090)	4,823,366
Capital expenditures	554,692	7,633	(5,394)	556,931

	Regulated
	Operating	ITC Holdings	Reconciliations/
2010	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$696,885	$425	$(467)	$696,843
Depreciation and amortization	86,621	355	—	86,976
Interest expense	54,983	87,665	(95)	142,553
Income before income taxes	330,207	(102,275)	—	227,932
Income tax provision (benefit) (b)	126,556	(44,302)	—	82,254
Net income (b)	203,651	145,678	(203,651)	145,678
Property, plant and equipment, net	2,867,008	5,269	—	2,872,277
Goodwill	950,163	—	—	950,163
Total assets (c)	4,187,374	2,671,022	(2,550,523)	4,307,873
Capital expenditures	391,252	45	(2,896)	388,401

	Regulated
	Operating	ITC Holdings	Reconciliations/
2009	Subsidiaries (a)	and Other	Eliminations	Total
(In thousands)
Operating revenues	$621,061	$329	$(375)	$621,015
Depreciation and amortization	85,622	327	—	85,949
Interest expense	49,605	80,604	—	130,209
Income before income taxes	297,241	(88,769)	—	208,472
Income tax provision (benefit) (b)	113,954	(36,382)	—	77,572
Net income (b)	183,287	130,900	(183,287)	130,900
Property, plant and equipment, net	2,535,826	6,238	—	2,542,064
Goodwill	950,163	—	—	950,163
Total assets (c)	3,914,898	2,546,755	(2,431,937)	4,029,716
Capital expenditures	410,086	47	(5,619)	404,514
____________________________

(a)
Amounts include the results of operations from ITC Great Plains for the period August 18, 2009 through December 31, 2009, in connection with ITC Great Plains implementing its cost-based formula rate in SPP.

(b)
In December 2011, the Company converted MTH into a limited liability company which is treated as a corporation for tax purposes. Prior to December 31, 2011, METC was organized as a single-member limited liability company that was a disregarded entity for federal income tax purposes. METC was treated as a branch of MTH, which was taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, filed as a partnership for federal income tax purposes, they were exempt from federal income taxes. As a result, METC did not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position in 2010 and 2009. For FERC regulatory reporting, however, METC computed theoretical federal income taxes as well as the associated deferred income taxes and included an annual allowance for income taxes in its net revenue requirement used to determine its rates.

Effective for the reporting period ended December 31, 2011, METC records federal and state income taxes since the operating entity is no longer held by a partnership. The Regulated Operating Subsidiaries segment now includes the allocation of taxes for METC for all periods presented.

(c)
Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our Regulated Operating Subsidiaries as compared to the classification in our consolidated statements of financial position.

19.     SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computation are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (a)	Year
2011
Operating revenues	$179,386	$185,098	$191,303	$201,610	$757,397
Operating income	99,975	100,231	98,833	98,713	397,752
Net income	42,002	42,996	44,024	42,663	171,685
Basic earnings per share	$0.83	$0.84	$0.86	$0.83	$3.36
Diluted earnings per share	$0.81	$0.83	$0.85	$0.82	$3.31
2010
Operating revenues	$161,288	$168,468	$178,020	$189,067	$696,843
Operating income	85,348	88,898	93,213	89,862	357,321
Net income	34,204	36,301	38,394	36,779	145,678
Basic earnings per share	$0.68	$0.72	$0.76	$0.73	$2.89
Diluted earnings per share	$0.67	$0.71	$0.75	$0.71	$2.84
____________________________

(a)
In the fourth quarter of 2011, we expensed external legal, advisory and financial services fees of $6.9 million and certain internal labor and related costs of approximately $1.5 million related to the Entergy Transaction of which certain of the external costs are not expected to be deductible for income tax. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Equity Compensation Plans
At December 31, 2011, the 2003 Stock Purchase and Option Plan and the LTIP were in place, pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors, as well as the ESPP. Each of these plans has been approved by shareholders.
The following table sets forth certain information with respect to our equity compensation plans at December 31, 2011 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)
Equity compensation plans approved by shareholders	2,100	$31.45	2,993
____________________________

(a)
The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2011 upon exercise of stock options; 2) the number of common shares to be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

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
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2011 and 2010
		Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
		Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
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

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$49,240	$71,384
Accounts receivable from subsidiaries	47,815	49,645
Other	954	2,520
Total current assets	98,009	123,549
Other assets
Investment in subsidiaries	2,668,109	2,492,969
Deferred income taxes	29,444	9,474
Deferred financing fees (net of accumulated amortization of $6,590 and $5,397, respectively)	8,756	9,094
Other	41,408	33,877
Total other assets	2,747,717	2,545,414
TOTAL ASSETS	$2,845,726	$2,668,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,930	$1,804
Accrued payroll	18,013	18,606
Accrued interest	30,892	30,827
Other	2,138	3,279
Total current liabilities	56,973	54,516
Accrued pension and postretirement liabilities	44,923	35,811
Derivative instruments	24,258	—
Other	1,081	2,025
Long-term debt (net of discounts of $2,401 and $2,822, respectively)	1,459,599	1,459,178
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,323,368 and 50,715,805 shares issued and outstanding at December 31, 2011 and 2010, respectively	943,444	886,808
Retained earnings	330,816	229,437
Accumulated other comprehensive (loss) income	(15,368)	1,188
Total stockholders’ equity	1,258,892	1,117,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,845,726	$2,668,963

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2011	2010	2009
Other income	$2,556	$1,518	$1,154
General and administrative expense	(11,409)	(8,899)	(5,539)
Interest expense	(88,618)	(87,610)	(80,638)
Loss on extinguishment of debt	—	—	(1,263)
Other expense	(517)	(281)	(344)
LOSS BEFORE INCOME TAXES	(97,988)	(95,272)	(86,630)
INCOME TAX BENEFIT	(47,545)	(41,457)	(35,798)
LOSS AFTER TAXES	(50,443)	(53,815)	(50,832)
EQUITY IN SUBSIDIARIES' NET EARNINGS	222,128	199,493	181,732
NET INCOME	$171,685	$145,678	$130,900

See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,685	$145,678	130,900
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in subsidiaries' earnings	(222,128)	(199,493)	(181,732)
Dividends from subsidiaries	304,244	231,101	189,200
Deferred income tax expense	(94,663)	(34,623)	(31,776)
Intercompany tax payments from subsidiaries	86,226	59,643	26,950
Share-based compensation expense	15,392	14,874	10,006
Other	3,423	2,115	3,498
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(11,062)	(26,361)	(14,377)
Other current assets	1,566	(2,082)	(18)
Accounts payable	4,126	(1,539)	(342)
Accrued payroll	(593)	4,958	3,319
Accrued interest	65	4,475	517
Tax benefit for excess tax deductions of share-based compensation	(28,114)	(320)	(129)
Other current liabilities	26,144	3,156	(2,617)
Other non-current assets and liabilities, net	1,008	(1,806)	(1,731)
Net cash provided by operating activities	257,319	199,776	131,668
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contribution to subsidiaries	(472,964)	(141,904)	(152,522)
Return of capital from subsidiaries	228,600	—	3,495
Proceeds from sale of securities	3,839	14,576	—
Purchases of securities	(8,136)	(14,587)	—
Net cash used in investing activities	(248,661)	(141,915)	(149,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	—	298,670
Repayment of long-term debt	—	—	(100,000)
Borrowings under revolving credit agreements	—	—	90,715
Repayments of revolving credit agreements	—	—	(158,668)
Issuance of common stock	18,993	8,908	3,575
Dividends on common stock	(70,363)	(66,041)	(62,408)
Tax benefit for excess tax deductions of share-based compensation	28,114	320	129
Other	(7,546)	(247)	(3,443)
Net cash (used in) provided by financing activities	(30,802)	(57,060)	68,570
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,144)	801	51,211
CASH AND CASH EQUIVALENTS — Beginning of period	71,384	70,583	19,372
CASH AND CASH EQUIVALENTS — End of period	$49,240	$71,384	$70,583

Supplementary cash flows information:
Interest paid	$86,649	$81,416	$78,181
Income taxes paid	34,127	8,844	1,967
Supplementary non-cash investing and financing activities:
Equity transfers to subsidiaries	12,892	7,090	4,149
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
2.     LONG-TERM DEBT
As of December 31, 2011, the maturities of our long-term debt outstanding were as follows:

(In thousands)
2012	$—
2013	267,000
2014	50,000
2015	—
2016	255,000
2017 and thereafter	890,000
Total	$1,462,000
Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes and the ITC Holdings Revolving Credit Agreement and related items. Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of the ITC Holdings Senior Notes is $1,681.9 million at December 31, 2011. The total book value of the ITC Holdings Senior Notes net of discount is $1,459.6 million at December 31, 2011.
At December 31, 2011, we were in compliance with all debt covenants.
3.     RELATED-PARTY TRANSACTIONS
ITCTransmission, MTH, ITC Midwest and other subsidiaries paid cash dividends to ITC Holdings totaling $304.2 million, $231.1 million and $189.2 million in 2011, 2010 and 2009, respectively. ITCTransmission, MTH, ITC Midwest and other subsidiaries recognized a return of capital to ITC Holdings totaling $228.6 million and $3.5 million in 2011 and 2009, respectively. No return of capital was recognized in 2010.
Additionally, ITCTransmission paid $51.6 million, $52.8 million and $23.5 million to ITC Holdings under an intercompany tax sharing arrangement during 2011, 2010 and 2009, respectively. MTH paid $23.3 million, $3.5 million and $3.5 million to ITC Holdings under an intercompany tax sharing arrangement during 2011, 2010 and 2009, respectively. Additionally, ITC Midwest paid $11.3 million and $3.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2011 and 2010, respectively. No payments were made by ITC Midwest in 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 22, 2012.

ITC HOLDINGS CORP.
By:	/s/ JOSEPH L. WELCH
Joseph L. Welch
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH L. WELCH	Chairman, President and Chief	February 22, 2012
Joseph L. Welch	Executive Officer (principal executive officer)

/s/ CAMERON M. BREADY	Executive Vice President and Chief	February 22, 2012
Cameron M. Bready	Financial Officer (principal financial officer
and principal accounting officer)

/s/ CHRISTOPHER H. FRANKLIN	Director	February 22, 2012
Christopher H. Franklin

/s/ EDWARD G. JEPSEN	Director	February 22, 2012
Edward G. Jepsen

/s/ RICHARD D. MCLELLAN	Director	February 22, 2012
Richard D. McLellan

/s/ WILLIAM J. MUSELER	Director	February 22, 2012
William J. Museler

/s/ HAZEL R. O’LEARY	Director	February 22, 2012
Hazel R. O’Leary

/s/ M. MICHAEL ROUNDS	Director	February 22, 2012
M. Michael Rounds

/s/ GORDON BENNETT STEWART, III	Director	February 22, 2012
Gordon Bennett Stewart, III

/s/ LEE C. STEWART	Director	February 22, 2012
Lee C. Stewart

/s/ J.C. WATTS, JR.	Director	February 22, 2012
J.C. Watts, Jr.

EXHIBITS
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

2.1
Merger Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC, Registrant and Ibis Transaction Subsidiary LLC (filed with Registrant's Form 8-K filed on December 6, 2011)

2.2
Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, Registrant, Mid South TransCo LLC, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc. and Entergy Services, Inc. (filed with Registrant's Form 8-K filed on December 6, 2011)

3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

3.2	Third Amended and Restated Bylaws of Registrant dated as of February 16, 2011 (filed with Registrant's 2010 Form 10-K)

4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.18
Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)

4.19
First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form8-K filed on February 1, 2008)

4.20
First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)

4.21
Fourth Supplemental Indenture, dated as of March 25, 2008, between International Transmission Company and The Bank of New York Trust Company, N.A., as trustee, to the First Mortgage and Deed of Trust dated as of July 15, 2003 (filed with Registrant’s Form 8-K filed on March 27, 2008)

4.22
Fourth Supplemental Indenture, dated as of December 11, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)

4.23
Second Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee, to the First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on December 23, 2008)

4.24
Third Supplemental Indenture, dated as of November 25, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)

4.25
Fourth Supplemental Indenture, dated as of December 11, 2009, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K filed on December 14, 2009)

4.26
Fourth Supplemental Indenture, dated as of December 10, 2009, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on December 17, 2009)

4.27
Fifth Supplemental Indenture, dated as of April 20, 2010, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K filed on May 10, 2010)

4.28
Third Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant's Form 10-Q for the quarter ended June 30, 2011)

4.29
Fifth Supplemental Indenture, dated as of July 15, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant's Form 10-Q for the quarter ended June 30, 2011)

4.30
Sixth Supplemental Indenture, dated as of November 29, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant's Form 8-K filed on December 1, 2011)

*10.13
Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

*10.27	Deferred Compensation Plan (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

10.28
Service Level Agreement— Construction and Maintenance/Engineering/System Operations, dated February 28, 2003, between The Detroit Edison Company and International Transmission Company (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

Exhibit No.	Description of Exhibit

*10.34
Form of stock option agreement for executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form10-Q for the quarter ended September 30, 2005)

*10.35
Form of restricted stock award agreement for directors and executive officers under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s 2005 Form 10-K)

*10.38
Amendment No. 1 dated as of February 8, 2006, to Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant (filed with Registrant’s Form 8-K filed on February 14, 2006)

*10.44
Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s Form 8-K filed on August 18, 2006)

*10.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)

*10.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)

*10.48	Summary of Stock Ownership Agreement, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)

10.51	Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

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

*10.64	Form of Amended and Restated Executive Group Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K)

*10.65	Form of Amended and Restated Special Bonus Plan of the Registrant, dated November 12, 2007 (filed with Registrant’s 2007 Form 10-K)

Exhibit No.	Description of Exhibit

10.67
Commitment Increase Supplements of the Lenders, dated December 27, 2007, related to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as the Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and Comerica Bank, Credit Suisse (Cayman Islands Branch) and Lehman Brothers Bank, FSB, as Co-Syndication Agents (filed with Registrant’s 2007 Form 10-K)

*10.68
Deferred Stock Unit Award Agreement, dated February 25, 2008, pursuant to the 2006 Long-Term Incentive Plan of Registrant, between the Registrant and Joseph L.Welch (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2008)

10.70	Sales Agency Financing Agreement, dated June 27, 2008, between Registrant and BNY Mellon Capital Markets, LLC (filed with Registrant’s Form 8-K filed on June 27, 2008)

*10.71	Form of Amendment to Stock Option Agreement under 2003 Plan (Initial Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.72	Form of Amendment to Stock Option Agreement under 2003 Plan (IPO Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.73	Form of Amendment to Restricted Stock Agreement under 2003 Plan (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.74	Form of Amendment to Management Stockholder’s Agreement (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.75	Form of Amendment to Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.76	Form of Amendment to Restricted Stock Agreement under 2006 LTIP) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.77	Form of Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.78	Form of Restricted Stock Award Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.79
Form of Restricted Stock Award Agreement for Non-employee Directors under Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its subsidiaries (filed with Registrant’s 2008 Form 10-K)

*10.80	Management Supplemental Benefit Plan (filed with Registrant’s 2008 Form 10-K)

*10.81	Executive Supplemental Retirement Plan (filed with Registrant’s 2008 Form 10-K)

*10.82	Employment Agreement between the Registrant and Joseph L. Welch (filed with Registrant’s 2008 Form 10-K)

*10.83	Form of Employment Agreements between the Registrant and Linda H. Blair, Jon E. Jipping, Edward M. Rahill, Daniel J. Oginsky and Cameron Bready (filed with Registrant’s 2008 Form 10-K)

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

Exhibit No.	Description of Exhibit

10.87
First Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of March 29, 2007, among International Transmission Company and Michigan Electric Transmission Company, LLC, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, and Comerica Bank, Credit Suisse, Cayman Islands Branch and Lehman Brothers Bank, FSB as co-syndication agents (filed with Registrant’s Form8-K filed July 27, 2010)

10.88
Second Amendment, dated as of July 22, 2010, to the Revolving Credit Agreement, dated as of January 29, 2008, among ITC Midwest LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Credit Suisse, Cayman Islands Branch as syndication agent and Lehman Brothers Bank, FSB as documentation agent (filed with Registrant’s Form 8-K filed on July 27, 2010)

10.89
Revolving Credit Agreement, dated as of February 11, 2011, among ITC Midwest LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, JPMorgan Chase Bank, N.A., as the Administrative Agent and J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner (filed with Registrant’s Form 8-K filed on February 17, 2011)

10.90
Revolving Credit Agreement, dated as of February 16, 2011, among ITC Great Plains, LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Hereto, as the Lenders, Credit Suisse AG, Cayman Islands Branch, as the Administrative Agent, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (filed with Registrant’s Form 8-K filed on February 17, 2011)

10.91
Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC as Transmission Provider and Consumers Energy Company as Local Distribution Company, effective September 1, 2010 (filed with Registrant's 2010 Form
10-K)

*10.93	Letter Agreement, dated as of February 1, 2011, between Edward M. Rahill and ITC Holdings Corp. (filed with Registrant's Form 10-Q for the quarter ended March 31, 2011)

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

*10.97	Second Amended and Restated 2006 Long Term Incentive Plan effective May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

*10.98	ITC Holdings Corp. Employee Stock Purchase Plan, as amended and restated May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

10.99	Sales Agency Financing Agreement, dated July 27, 2011, between Registrant and Deutsche Bank Securities Inc. (filed with Registrant's Form 8-K filed on July 27, 2011)

10.100
Amended and Restated Generator Interconnection Agreement entered into by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midwest Independent Transmission System Operator, Inc., effective August 1, 2011 (filed with Registrant's Form 10-Q for the quarter ended September 30, 2011)

10.101	Employment Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and Registrant (filed with Registrant's Form 8-K filed on December 6, 2011)

21	List of Subsidiaries

Exhibit No.	Description of Exhibit

23.1	Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Database

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________________

*	Management contract or compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.