Form 10-Q
period 2012-03-31
ITC Holdings Corp.
filed 2012-04-25
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 20, 2012 was 51,375,320.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2012
INDEX

Page
Part I. Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Statements of Financial Position (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Comprehensive Income (Unaudited)	6
Condensed Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
Signatures	32
Exhibit Index
EX-10.102
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$23,052	$58,344
Accounts receivable	75,412	76,895
Inventory	33,084	34,855
Deferred income taxes	21,226	20,636
Regulatory assets — revenue accruals, including accrued interest	6,399	6,639
Other	8,580	4,159
Total current assets	167,753	201,528
Property, plant and equipment (net of accumulated depreciation and amortization of $1,211,584 and $1,193,164, respectively)	3,593,493	3,415,823
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $16,051 and $15,276, respectively)	46,110	46,885
Regulatory assets — revenue accruals, including accrued interest	17,509	5,637
Other regulatory assets	167,969	161,987
Deferred financing fees (net of accumulated amortization of $15,486 and $14,594, respectively)	20,738	20,989
Other	19,914	20,354
Total other assets	1,222,403	1,206,015
TOTAL ASSETS	$4,983,649	$4,823,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$110,579	$136,934
Accrued payroll	8,663	18,013
Accrued interest	24,194	43,642
Accrued taxes	18,042	25,627
Regulatory liabilities — revenue deferrals, including accrued interest	47,947	46,579
Refundable deposits from generators for transmission network upgrades	50,601	38,805
Revolving credit agreement maturing within one year	24,500	—
Other	2,227	5,867
Total current liabilities	286,753	315,467
Accrued pension and postretirement liabilities	47,133	44,923
Deferred income taxes	401,444	373,268
Regulatory liabilities — revenue deferrals, including accrued interest	44,402	50,917
Regulatory liabilities — accrued asset removal costs	81,535	83,934
Refundable deposits from generators for transmission network upgrades	2,296	14,570
Other	32,275	36,373
Long-term debt	2,794,388	2,645,022
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,362,536 and 51,323,368 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	947,198	943,444
Retained earnings	358,766	330,816
Accumulated other comprehensive loss	(12,541)	(15,368)
Total stockholders’ equity	1,293,423	1,258,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,983,649	$4,823,366
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2012	2011
OPERATING REVENUES	$196,713	$179,386
OPERATING EXPENSES
Operation and maintenance	28,712	26,284
General and administrative	23,009	16,580
Depreciation and amortization	25,011	23,088
Taxes other than income taxes	14,280	13,608
Other operating (income) and expense — net	(193)	(149)
Total operating expenses	90,819	79,411
OPERATING INCOME	105,894	99,975
OTHER EXPENSES (INCOME)
Interest expense	37,910	36,277
Allowance for equity funds used during construction	(5,624)	(3,510)
Other income	(306)	(275)
Other expense	831	722
Total other expenses (income)	32,811	33,214
INCOME BEFORE INCOME TAXES	73,083	66,761
INCOME TAX PROVISION	27,032	24,759
NET INCOME	$46,051	$42,002
Basic earnings per common share (Note 6)	$0.90	$0.83
Diluted earnings per common share (Note 6)	$0.88	$0.81
Dividends declared per common share	$0.3525	$0.3350
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2012	2011
NET INCOME	$46,051	$42,002
OTHER COMPREHENSIVE INCOME
Amortization of interest rate lock cash flow hedges (net of tax of $9 and $9, respectively)	15	16
Unrealized gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,803 and $456, respectively)	2,812	714
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2,827	730
TOTAL COMPREHENSIVE INCOME	$48,878	$42,732

See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,051	$42,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,011	23,088
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(16,779)	(4,735)
Deferred income tax expense	16,191	16,796
Allowance for equity funds used during construction	(5,624)	(3,510)
Other	2,974	2,950
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	1,232	12,612
Inventory	1,771	1,591
Other current assets	(4,421)	(1,325)
Accounts payable	(4,840)	(3,280)
Accrued payroll	(6,726)	(8,024)
Accrued interest	(19,448)	(19,937)
Accrued taxes	(6,505)	1,202
Other current liabilities	(3,641)	(3,418)
Other non-current assets and liabilities, net	4,429	1,504
Net cash provided by operating activities	29,675	57,516
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(224,079)	(118,491)
Other	(50)	4
Net cash used in investing activities	(224,129)	(118,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	—
Borrowings under revolving credit agreements	342,250	196,300
Repayments of revolving credit agreements	(268,500)	(155,200)
Issuance of common stock	1,050	8,995
Dividends on common stock	(18,101)	(17,007)
Refundable deposits from generators for transmission network upgrades	9,636	3,113
Repayment of refundable deposits from generators for transmission network upgrades	(5,661)	(4,876)
Other	(1,512)	(2,082)
Net cash provided by financing activities	159,162	29,243
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,292)	(31,728)
CASH AND CASH EQUIVALENTS — Beginning of period	58,344	95,109
CASH AND CASH EQUIVALENTS — End of period	$23,052	$63,381

See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL
These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2011 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2012	2011
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$56,262	$54,199
Income taxes paid	9,324	1,155
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$78,252	$40,337
Allowance for equity funds used during construction	5,624	3,510
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2012 or 2011, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) for the presentation of comprehensive income in financial statements was revised to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This revision became effective for our interim condensed consolidated financial statements for the quarter ended March 31, 2012 and we have included a separate statement of comprehensive income.
Balance Sheet Offsetting Requirements
The FASB created new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosure requirements are not expected to have a material effect on our consolidated financial statements.
Fair Value Disclosures
The FASB amended guidance for fair value measurements and disclosures. The guidance requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. We adopted this guidance as of January 1, 2012, which did not have a material impact on our disclosures. See Note 8 to the condensed consolidated financial statements.

3. REGULATORY MATTERS
ITC Great Plains
As of March 31, 2012, we have recorded a total of $13.9 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. During the first quarter of 2011, we received certain regulatory approvals relating to the Kansas V-Plan Project which resulted in the recognition of the Kansas V-Plan Project regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan Project regulatory asset in March 2011, we have recorded costs for the Kansas V-Plan Project directly to this regulatory asset. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates. If FERC authorization is received, ITC Great Plains will include the Kansas V-Plan Project and KETA Project regulatory assets in its rate base and begin amortizing them over a ten-year period upon the in-service dates. The amortization expense will be included in ITC Great Plains’ revenue requirement based on its cost-based formula rate template.
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
The current and non-current regulatory assets are recorded on the balance sheet in regulatory assets - revenue accrual, including accrued interest. The current and non-current regulatory liabilities are recorded in regulatory liabilities - revenue deferral, including accrued interest. The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2012:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2011	$(56,269)	$(20,910)	$(6,164)	$(1,877)	$(85,220)
Net refunds (collections) of 2010 revenue deferrals and accruals, including interest	7,660	2,373	149	(24)	10,158
Net revenue accruals (deferrals) for the three months ended March 31, 2012	4,096	3,417	2,740	(2,885)	7,368
Net accrued interest payable for the three months ended March 31, 2012	(448)	(168)	(107)	(24)	(747)
Balance as of March 31, 2012	$(44,961)	$(15,288)	$(3,382)	$(4,810)	$(68,441)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$648	$1	$4,800	$950	$6,399
Non-current assets	4,801	5,731	5,829	1,148	17,509
Current liabilities	(29,969)	(9,962)	(6,640)	(1,376)	(47,947)
Non-current liabilities	(20,441)	(11,058)	(7,371)	(5,532)	(44,402)
Balance as of March 31, 2012	$(44,961)	$(15,288)	$(3,382)	$(4,810)	$(68,441)

ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission’s rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $3.0 million relating to the rate freeze revenue deferral were recognized in the first quarter of 2011.

4. INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $42.5 million (net of accumulated amortization of $15.9 million) as of March 31, 2012.
We have also recorded intangible assets for payments made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $3.6 million (net of accumulated amortization of $0.2 million) as of March 31, 2012.
During the three months ended March 31, 2012 and 2011, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2012 to be $3.1 million per year.

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
The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the ten-year period beginning July 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of March 31, 2012, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of March 31, 2012, the fair value of the derivative instruments was a liability of $19.6 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 8 for additional fair value information.
ITC Midwest
ITC Midwest closed on the $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 on January 19, 2012. The proceeds from the issuance will be used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. All of ITC Midwest's First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest's property.
Revolving Credit Agreements

At March 31, 2012, ITC Holdings and its Regulated Operating Subsidiaries had the following revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$101.5	$98.5	2.0%	(c)	0.25%	5 years	May 2016
ITCTransmission	100.0	31.8	68.2	1.4%	(d)	0.125%	5 years	May 2016
METC	100.0	46.7	53.3	1.4%	(e)	0.125%	5 years	May 2016
ITC Midwest - 2008	41.0	24.5	16.5	0.5%	(f)	0.06%	5 years	January 2013
ITC Midwest - 2011	75.0	—	75.0	n/a	(g)	0.125%	2 years	February 2013
ITC Great Plains	150.0	70.3	79.7	2.0%	(h)	0.30%	4 years	February 2015
Total	$666.0	$274.8	$391.2
____________________________

(a)	The outstanding balance for the 2008 ITC Midwest revolving credit agreement is included within current liabilities. All other outstanding balances are included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower's credit rating.

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

6. EARNINGS PER SHARE
We report both basic and diluted earnings per share. A reconciliation of both calculations for the three months ended March 31, 2012 and 2011 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2012	2011
Numerator:
Net income	$46,051	$42,002
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(18,101)	(17,007)
Undistributed earnings	27,950	24,995
Percentage allocated to common shares (b)	98.6%	98.3%
Undistributed earnings — common shares	27,559	24,570
Add: dividends declared — common shares	17,851	16,713
Numerator for basic and diluted earnings per common share	$45,410	$41,283
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,636,200	49,926,627
Incremental shares for stock options and employee stock purchase plan	768,834	790,086
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,405,034	50,716,713
Per common share net income:
Basic	$0.90	$0.83
Diluted	$0.88	$0.81
____________________________

(a)	Includes dividends paid in the form of shares for deferred stock units.

(b)	Weighted-average common shares outstanding	50,636,200	49,926,627
	Weighted-average restricted shares and deferred stock units (participating securities)	709,091	880,895
	Total	51,345,291	50,807,522
	Percentage allocated to common shares	98.6%	98.3%
Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
At March 31, 2012 and 2011, we had 2,066,083 and 2,167,685 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2012 and 2011, 214,993 and 232,537 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.

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
We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $4.7 million to these supplemental nonqualified, noncontributory, retirement benefit plans relating to the 2011 plan year in 2012.
Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2012	2011
Service cost	$1,040	$898
Interest cost	647	625
Expected return on plan assets	(570)	(474)
Amortization of prior service cost	(10)	(10)
Amortization of unrecognized loss	868	713
Net pension cost	$1,975	$1,752

Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute up to $4.5 million to the postretirement benefit plan relating to the 2011 plan year in 2012.
Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2012	2011
Service cost	$1,358	$858
Interest cost	388	321
Expected return on plan assets	(254)	(184)
Amortization of prior service cost	31	78
Amortization of unrecognized loss	134	54
Net postretirement cost	$1,657	$1,127

Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.3 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

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

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$12,207	$6,841	$—
Mutual funds — fixed income securities	15,237	—	—
Mutual funds — equity securities	1,009	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(19,643)	—
Total	$28,453	$(12,802)	$—

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$15,004	$34,246	$—
Mutual funds — fixed income securities	15,551	—	—
Mutual funds — equity securities	1,107	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(24,258)	—
Total	$31,662	$9,988	$—

As of March 31, 2012 and December 31, 2011, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. The liabilities related to derivatives consist of interest rate swaps discussed in Note 5. Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivatives as of March 31, 2012 and December 31, 2011 is determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2012. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2011 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,926.1 million and $2,862.6 million at March 31, 2012 and December 31, 2011, respectively. These fair values represent level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,544.1 million and $2,444.0 million at March 31, 2012 and December 31, 2011, respectively.

Revolving Credit Agreements
At March 31, 2012 and December 31, 2011, we had a consolidated total of $274.8 million and $201.1 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value.
Trade Accounts Receivables and Payables
As of March 31, 2012, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.

9. MICHIGAN CORPORATE INCOME TAX
On May 25, 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, corporations such as ITC Holdings are taxed at a rate of 6.0% on federal taxable income apportioned to Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax and allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law resulted in a reduction of income tax provision of $4.6 million during 2011. Additionally, we recorded regulatory assets for this change in tax law. Recovery of the Michigan CIT regulatory asset requires FERC authorization upon us making a filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable.

10. COMMITMENTS AND CONTINGENT LIABILITIES
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through March 31, 2012 is estimated to be approximately $9.4 million, which includes approximately $3.6 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.2 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest

Certain staff of the FERC (“FERC audit staff”) has conducted an audit of ITC Midwest's compliance with certain of the FERC's regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On September 30, 2011, FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition which, if approved by FERC, have the potential to result in adjustments to ITC Midwest's annual revenue requirement calculations and corresponding refunds for 2008 through 2010. ITC Holdings and ITC Midwest filed a request for hearing with the FERC to contest the findings relating to the accounting treatment for the acquisition. In December 2011, FERC gave notice of the commencement of a contested paper hearing procedure and ITC Holdings and ITC Midwest filed initial memorandum on February 13, 2012 and reply comments on March 5, 2012. We believe an unfavorable outcome is reasonably possible for the ITC Midwest findings. ITCTransmission and METC have applied an accounting treatment for their respective acquisitions that is similar to ITC Midwest. We do not believe the resolution of the FERC audit staff findings will be material to our results of operations, cash flows or financial condition.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the Iowa Utilities Board ("IUB") before construction of the project could commence, but due to the IUB's case schedule, these approvals were not received until the second quarter of 2011. The Minnesota Public Utilities Commission has set a hearing for May 3, 2012 to review the status of the project and whether the delay in the project constitutes a violation of our commitment. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline and will continue to pursue completion of the project using our commercially reasonable best efforts. Therefore, we believe the likelihood of any material effect from this matter is remote.
Operation and Maintenance Agreement
In April 2012, we executed a new agreement with Utility Lines Construction Services, Inc., which is a division of Asplundh Tree Expert Co., to perform the majority of maintenance for all of our Regulated Operating Subsidiaries.

11. ENTERGY TRANSACTION
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”). Entergy’s electric transmission business consists of approximately 15,700 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, currently anticipated to take the form of a one-time special dividend to investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. Completion of the transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings' shareholders.
For the quarter ended March 31, 2012, we expensed external legal, advisory and financial services fees of $2.4 million and certain internal labor and related costs of approximately $1.5 million related to the Entergy Transaction recorded within general and administrative expenses. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.

12. SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2012	2011
Regulated Operating Subsidiaries	$196,733	$179,403
ITC Holdings and other	152	101
Intercompany eliminations	(172)	(118)
Total Operating Revenues	$196,713	$179,386

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2012	2011
Regulated Operating Subsidiaries	$100,924	$90,515
ITC Holdings and other	(27,841)	(23,754)
Total Income Before Income Taxes	$73,083	$66,761

	Three months ended
NET INCOME:	March 31,
(in thousands)	2012	2011
Regulated Operating Subsidiaries (a)	$62,475	$55,719
ITC Holdings and other	46,051	42,002
Intercompany eliminations	(62,475)	(55,719)
Total Net Income	$46,051	$42,002

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2012	2011
Regulated Operating Subsidiaries	$4,903,806	$4,711,274
ITC Holdings and other	2,945,161	2,845,182
Reconciliations / Intercompany Eliminations (b)	(2,865,318)	(2,733,090)
Total Assets	$4,983,649	$4,823,366
____________________________

(a)
In December 2011, MTH was converted into a limited liability company which is treated as a corporation for tax purposes. Prior to December 31, 2011, METC was organized as a single-member limited liability company that was a disregarded entity for federal income tax purposes. METC was treated as a branch of MTH, which was taxed as a multiple-partner limited partnership for federal income tax purposes. Since METC and MTH, its immediate parent, filed as a partnership for federal income tax purposes, they were exempt from federal income taxes. As a result, METC did not record a provision for federal income taxes in its statements of operations or record amounts for federal deferred income tax assets or liabilities on its statements of financial position prior to December 31, 2011. METC now records federal and state income taxes since the operating entity is no longer held by a partnership. The Regulated Operating Subsidiaries segment includes the allocation of taxes for METC for all periods presented.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2011 and the following:

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

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

•	We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions.

•	If completed, the Entergy Transaction may not be successful or achieve its anticipated benefits.

•	The merger agreement contains provisions that may discourage other companies from trying to acquire us.

•	Failure to complete the Entergy Transaction could adversely affect the market price of ITC Holdings common stock as well as our business, financial condition and results of operations.

•
Investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction will, in the aggregate, have a significantly reduced ownership and voting interest in us after the Entergy Transaction and will exercise less influence over management.

•
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2012 or may affect future results include:

•
Our capital investment of $203.0 million at our Regulated Operating Subsidiaries ($41.1 million, $39.8 million, $92.4 million and $29.7 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the three months ended March 31, 2012, resulting primarily from our focus on improving system reliability and interconnecting new generating resources; and

•	Debt issuances and borrowings under our revolving credit agreements in 2012 and 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•
Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, described below under “Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral”; and

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”) as discussed below under “Capital Project Updates and Other Recent Developments.” In the first quarter of 2012, we expensed external legal, advisory and financial services fees of $2.4 million and certain internal labor costs of approximately $1.5 million related to the Entergy Transaction recorded within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region with a total expected capital investment of $510 million. The Thumb Loop Project consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. We filed siting application approval with the MPSC in August 2010, which approval was granted by the MPSC in February 2011. Construction activities commenced for the Thumb Loop Project in April 2012.
ITC Great Plains
KETA Project
The KETA Project is a 225 mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 174 miles. ITC Great Plains has commenced construction for the first phase of the 345 kV KETA Project, which will run from Spearville, Kansas to Hays, Kansas. Through March 31, 2012, ITC Great Plains has recorded construction work in progress of $120.5 million for the KETA Project. We estimate ITC Great Plains will invest approximately $160 million in its portion of the KETA Project.
Kansas V-Plan Project
The Kansas V-Plan Project is a 200 mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing approximately a 120 mile portion of the project from from Spearville to Medicine Lodge, Kansas. In 2011, ITC Great Plains obtained the remaining permits necessary to begin construction of the project. Through March 31, 2012, ITC Great Plains has recorded construction work in progress of $6.2 million for the Kansas V-Plan Project. We estimate that ITC Great Plains will invest approximately $300 million to construct its portion of the project.
Regulatory Assets
As of March 31, 2012, we have recorded a total of $13.9 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized the Kansas V-Plan Project regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filings with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates.

North Central Region Development
The Green Power Express project consists of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. After the announcement of the Green Power Express project, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure and implemented its Multi-Value Project (“MVP”) cost allocation methodology. MISO's RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, portions of Iowa, southwest Wisconsin, and northeast Missouri.
Green Power Express has certain FERC-authorized transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. The amount of any future capital expenditures by Green Power Express is currently unknown.
The total development expenses through March 31, 2012 at Green Power Express that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express have been recorded as of March 31, 2012.
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
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, currently anticipated to take the form of a one-time special dividend of $700 million to ITC Holdings’ pre-merger shareholders. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness will be assumed by us.
Completion of the Entergy Transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including receipt of the necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings’ shareholders. There can be no assurance the Entergy Transaction will be consummated. See “Item 1A Risk Factors — We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions” of our Form 10-K for the fiscal year ended December 31, 2011.
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
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission’s rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received based on the frozen rate of $1.075 kW/month for the period from February 28, 2003 through December 31, 2004. The cumulative revenue deferral at the end of the rate freeze was $59.7 million ($38.8 million net of tax). The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $3.0 million relating to the rate freeze revenue deferral were recognized in in the first quarter of 2011 which resulted in a reduction to after-tax net income of approximately $1.9 million in the first quarter of 2012 compared to the first quarter of 2011.
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
The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2012			2011			2010
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,264	6,153	2,800	7,326	6,045	2,777	7,255	5,947	2,838
February	6,891	5,760	2,584	7,261	6,058	2,854	6,998	5,800	2,782
March	6,926	5,709	2,437	6,946	5,715	2,520	6,620	5,376	2,517
April				6,483	5,416	2,458	6,501	5,112	2,425
May				10,119	7,239	2,773	9,412	7,240	3,052
June				11,488	8,231	3,403	9,722	7,128	3,207
July				12,321	9,389	3,621	11,451	8,498	3,422
August				11,158	8,538	3,614	11,082	8,422	3,399
September				11,288	7,966	3,466	10,817	7,353	2,804
October				6,642	5,479	2,559	6,725	5,414	2,447
November				7,101	6,095	2,519	6,930	5,734	2,674
December				7,206	6,109	2,752	7,824	6,526	2,928
Total				105,339	82,280	35,316	101,337	78,550	34,495
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
On October 7, 2010, the NERC issued a recommendation for transmission owners to inspect their transmission systems in order to verify their facility ratings methodology is based on actual field conditions. Each of our MISO Regulated Operating Subsidiaries are undertaking a program to assess its system over the next two years as a response to the recommendation. There are likely to be costs associated with the assessment and potential system modifications to mitigate instances where actual field conditions necessitate a facility rating that is unacceptable to the reliable operation of the transmission system. The costs and timing for any mitigation will be determined after the assessment is completed, and the appropriate mitigation is planned and may result in significant operating expenses and/or capital investment. These operating expenses and capital investments would be recovered through higher revenue requirements under the cost-based formula rates of our MISO Regulated Operating Subsidiaries.
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

		Actual Capital	Forecasted Capital
	Five-Year Capital	Investment for the	Investment for the
(in millions)	Investment Program	three months ended	year ending
Operating Subsidiary	2012-2016 (a)	March 31, 2012 (b)	December 31, 2012
ITCTransmission	$739	$41.1	$185 — 210
METC	581	39.8	155 — 180
ITC Midwest	1,128	92.4	295 — 325
ITC Great Plains (c)	343	29.7	95 — 115
Development (d)	1,390	—	—
Total	$4,181	$203.0	$730 — 830
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

(c)	ITC Great Plains' investment program includes the KETA Project, Kansas V-Plan Project and Hugo-to-Valliant Project.

(d)	Includes expenditures to construct various development projects such as our portions of the four MISO MVPs.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2012	2011	(decrease)	(decrease)
OPERATING REVENUES	$196,713	$179,386	$17,327	9.7%
OPERATING EXPENSES
Operation and maintenance	28,712	26,284	2,428	9.2%
General and administrative	23,009	16,580	6,429	38.8%
Depreciation and amortization	25,011	23,088	1,923	8.3%
Taxes other than income taxes	14,280	13,608	672	4.9%
Other operating (income) and expenses — net	(193)	(149)	(44)	29.5%
Total operating expenses	90,819	79,411	11,408	14.4%
OPERATING INCOME	105,894	99,975	5,919	5.9%
OTHER EXPENSES (INCOME)
Interest expense	37,910	36,277	1,633	4.5%
Allowance for equity funds used during construction	(5,624)	(3,510)	(2,114)	60.2%
Other income	(306)	(275)	(31)	11.3%
Other expense	831	722	109	15.1%
Total other expenses (income)	32,811	33,214	(403)	(1.2)%
INCOME BEFORE INCOME TAXES	73,083	66,761	6,322	9.5%
INCOME TAX PROVISION	27,032	24,759	2,273	9.2%
NET INCOME	$46,051	$42,002	$4,049	9.6%

Operating Revenues
Three months ended March 31, 2012 compared to three months ended March 31, 2011
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2012		2011		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$163,156	82.9%	$152,480	85.0%	$10,676	7.0%
Regional cost sharing revenues	25,476	13.0%	19,606	10.9%	5,870	29.9%
Point-to-point	4,125	2.1%	3,721	2.1%	404	10.9%
Scheduling, control and dispatch	3,375	1.7%	2,990	1.7%	385	12.9%
Other	581	0.3%	589	0.3%	(8)	(1.4)%
Total	$196,713	100.0%	$179,386	100.0%	$17,327	9.7%

Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2012 as compared to the same period in 2011. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final amortization of the ITCTransmission rate freeze revenue deferral in May 2011.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service. We continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
Operating revenues for the three months ended March 31, 2012 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
				ITC	ITC Great	net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	accruals
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$58,009	$49,194	$55,737	$216
2	Network revenues billed (b)	53,208	43,463	53,905	249
3	Network revenue accruals (deferrals) (line 1 — line 2)	4,801	5,731	1,832	(33)
4	Regional cost sharing revenue accruals (deferrals) (c)	(705)	(2,314)	908	(2,852)
5	Total net revenue accruals (deferrals) (line 3 + line 4)	$4,096	$3,417	$2,740	$(2,885)	$7,368
____________________________

(a)
The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2011 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries.

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2012 of $2.188 per kW/month, $2.409 per kW/month and $6.797 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2010 true-up adjustments. The rates for 2012 include amounts for the collection and refund of the 2010 revenue accruals and deferrals and related accrued interest and the revenues billed in 2012 associated with the 2010 revenue accruals and deferrals are not included in these amounts. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

Operating Expenses
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Operation and maintenance expenses
Operation and maintenance expenses increased by $2.2 million due to higher vegetation management requirements and $1.2 million due to higher NERC compliance activities associated with surveying transmission overhead lines.
General and administrative expenses
General and administrative expenses increased by $2.4 million due to higher professional advisory and consulting services related to legal, advisory and financial services fees for the Entergy Transaction, $1.9 million due to the recognition of the Kansas V-Plan Project regulatory asset which reduced expenses in 2011 and did not reoccur in 2012, and $1.8 million due to higher general business expenses primarily related to increased information technology support.
Depreciation and amortization expenses
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.

Taxes other than income taxes
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2011 capital additions, which are included in the assessments for 2012 personal property taxes.
Other Expenses (Income)
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Interest expense increased due primarily to additional interest expense associated with an increase in borrowing levels under our revolving credit agreements in addition to the issuance of ITC Midwest's $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 in January 2012.
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher capital expenditures during the period.
Income Tax Provision
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Our effective tax rates for the three months ended March 31, 2012 and 2011 are 37.0% and 37.1%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $2.4 million (net of federal deductibility) during the three months ended March 31, 2012, compared to a state income tax provision of $2.2 million (net of federal deductibility) for the three months ended March 31, 2011.

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

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures.

•	Fund dividends or any recapitalization to holders of our common stock.

•	Fund contributions to our retirement plans, as described in Note 7 to the condensed consolidated financial statements.
In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 10 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively, and an additional revolving credit agreement at ITC Midwest for $75.0 million as described in Note 5 to the condensed consolidated financial statements. As of March 31, 2012, we had consolidated indebtedness under our revolving credit agreements of $274.8 million, with unused capacity under the agreements of $391.2 million.
For our long-term capital requirements, including the funding of the recapitalization currently anticipated to take the form of a $700 million special dividend in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
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

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 20, 2012 and made no changes to the credit ratings. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2011. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted.
Cash Flows From Operating Activities
Net cash provided by operating activities was $29.7 million and $57.5 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cash provided by operating activities was due primarily to an increase in payments of operating expenses of $11.1 million, higher income taxes paid of $8.2 million and additional interest payments (net of capitalized interest) of $2.1 million as well as a decrease in cash received from operating revenues of $1.3 million during the three months ended March 31, 2012 compared to the same period in 2011 due mainly to the refund of $10.2 million of the 2010 formula rate revenue accruals and deferrals and related accrued interest.
Cash Flows From Investing Activities
Net cash used in investing activities was $224.1 million and $118.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment as we executed our capital investment plan described under “— Overview — Capital Investment and Operating Results Trends.”
Cash Flows From Financing Activities
Net cash provided by financing activities was $159.2 million and $29.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash provided by financing activities was due primarily to the proceeds of $100.0 million received from the issuance of ITC Midwest's 3.50% First Mortgage Bonds, Series E, the net increase of $73.8 million in amounts outstanding under our revolving credit agreements as well as an increase of $5.7 million in net proceeds associated with refundable deposits for transmission network upgrades. These increases were partially offset by a decrease of $7.9 million due to the issuance of common stock upon exercise of outstanding options during the three months ended March 31, 2012 as compared to the same period in 2011.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2011. There have been no material changes to that information during the three months ended March 31, 2012, other than amounts borrowed under our revolving credit agreements as described in Note 5 to the condensed consolidated financial statements and the issuance on January 19, 2012 of $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 that, as previously disclosed in the 2011 Form 10-K, ITC Midwest had committed to issue in November 2011 and which were not included in the contractual obligations table as of December 31, 2011.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2011 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,926.1 million at March 31, 2012. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,544.1 million at March 31, 2012. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at March 31, 2012. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at March 31, 2012 would decrease the fair value of debt by $72.1 million, and a decrease in interest rates of 10% at March 31, 2012 would increase the fair value of debt by $76.2 million at that date.
Revolving Credit Agreements
At March 31, 2012, we had a consolidated total of $274.8 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2012 would increase or decrease the total interest expense by $0.5 million, respectively, for an annual period on a constant borrowing level of $274.8 million.
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
Other
As described in our Form 10-K for the fiscal year ended December 31, 2011, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2012.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2012:

			Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 2012	4,465	$73.89	—	—
February 2012	932	75.22	—	—
March 2012	3,330	77.10	—	—
Total	8,727	$75.26	—	—
____________________________

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.		Description of Document
10.102		Summary of annual corporate performance bonus plan as of February 2012

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Database

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
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
Dated: April 25, 2012

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)