Form 10-Q
period 2012-06-30
ITC Holdings Corp.
filed 2012-08-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 27, 2012 was 51,501,942.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2012
INDEX

Page
Part I. Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Statements of Financial Position (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Comprehensive Income (Unaudited)	6
Condensed Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
Part II. Other Information	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	36
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$38,518	$58,344
Accounts receivable	110,458	76,895
Inventory	35,045	34,855
Deferred income taxes	21,503	20,636
Regulatory assets — revenue accruals, including accrued interest	6,163	6,639
Prepaid assets	19,327	4,128
Other	37	31
Total current assets	231,051	201,528
Property, plant and equipment (net of accumulated depreciation and amortization of $1,230,248 and $1,193,164, respectively)	3,798,197	3,415,823
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $16,828 and $15,276, respectively)	46,113	46,885
Regulatory assets — revenue accruals, including accrued interest	10,940	5,637
Other regulatory assets	170,320	161,987
Deferred financing fees (net of accumulated amortization of $16,062 and $14,594, respectively)	20,477	20,989
Other	26,963	20,354
Total other assets	1,224,976	1,206,015
TOTAL ASSETS	$5,254,224	$4,823,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$128,239	$136,934
Accrued payroll	14,300	18,013
Accrued interest	59,844	43,642
Accrued taxes	30,460	25,627
Regulatory liabilities — revenue deferrals, including accrued interest	49,206	46,579
Refundable deposits from generators for transmission network upgrades	59,363	38,805
Other	14,689	5,867
Total current liabilities	356,101	315,467
Accrued pension and postretirement liabilities	41,689	44,923
Deferred income taxes	416,521	373,268
Regulatory liabilities — revenue deferrals, including accrued interest	36,299	50,917
Regulatory liabilities — accrued asset removal costs	80,607	83,934
Refundable deposits from generators for transmission network upgrades	2,296	14,570
Other	43,501	36,373
Long-term debt	2,963,304	2,645,022
Commitments and contingent liabilities (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,489,481 and 51,323,368 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	950,383	943,444
Retained earnings	383,015	330,816
Accumulated other comprehensive loss	(19,492)	(15,368)
Total stockholders’ equity	1,313,906	1,258,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,254,224	$4,823,366
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011
OPERATING REVENUES	$197,375	$185,098	$394,088	$364,484
OPERATING EXPENSES
Operation and maintenance	30,058	28,837	58,770	55,121
General and administrative	27,876	19,289	50,885	35,869
Depreciation and amortization	25,976	23,352	50,987	46,440
Taxes other than income taxes	15,185	13,556	29,465	27,164
Other operating (income) and expense — net	(203)	(167)	(396)	(316)
Total operating expenses	98,892	84,867	189,711	164,278
OPERATING INCOME	98,483	100,231	204,377	200,206
OTHER EXPENSES (INCOME)
Interest expense	40,084	36,484	77,994	72,754
Allowance for equity funds used during construction	(4,554)	(4,099)	(10,178)	(7,609)
Other income	(1,226)	(497)	(1,287)	(718)
Other expense	472	1,594	1,058	2,269
Total other expenses (income)	34,776	33,482	67,587	66,696
INCOME BEFORE INCOME TAXES	63,707	66,749	136,790	133,510
INCOME TAX PROVISION	21,321	23,753	48,353	48,512
NET INCOME	$42,386	$42,996	$88,437	$84,998
Basic earnings per common share (Note 8)	$0.82	$0.84	$1.72	$1.67
Diluted earnings per common share (Note 8)	$0.81	$0.83	$1.70	$1.64
Dividends declared per common share	$0.3525	$0.3350	$0.7050	$0.6700
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
NET INCOME	$42,386	$42,996	$88,437	$84,998
OTHER COMPREHENSIVE LOSS
Amortization of interest rate lock cash flow hedges (net of tax of $2 and $9 for the three months ended June 30, 2012 and 2011, respectively, and net of tax of $12 and $17 for the six months ended June 30, 2012 and 2011, respectively)	22	16	37	32
Unrealized loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $4,486 and $1,086 for the three months ended June 30, 2012 and 2011, respectively, and net of tax of $2,683 and $630 for the six months ended June 30, 2012 and 2011, respectively)	(6,973)	(1,697)	(4,161)	(983)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(6,951)	(1,681)	(4,124)	(951)
TOTAL COMPREHENSIVE INCOME	$35,435	$41,315	$84,313	$84,047
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,437	$84,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,987	46,440
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(16,818)	18,116
Deferred income tax expense	30,728	31,421
Allowance for equity funds used during construction	(10,178)	(7,609)
Other	6,171	7,554
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(24,551)	(16,036)
Inventory	(190)	2,537
Prepaid assets	(15,198)	(4,034)
Other current assets	(6)	2,432
Accounts payable	(2,437)	969
Accrued payroll	(2,187)	(5,143)
Accrued interest	16,202	304
Accrued taxes	5,914	10,292
Other current liabilities	8,822	(2,012)
Other non-current assets and liabilities, net	(1,995)	(2,444)
Net cash provided by operating activities	133,701	167,785
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(435,745)	(228,028)
Proceeds from sale of securities	5,453	3,809
Purchases of securities	(10,105)	(7,160)
Other	(881)	578
Net cash used in investing activities	(441,278)	(230,801)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	—
Borrowings under revolving credit agreements	723,350	377,415
Repayments of revolving credit agreements	(505,300)	(308,775)
Issuance of common stock	2,831	15,025
Dividends on common stock	(36,238)	(34,189)
Refundable deposits from generators for transmission network upgrades	22,114	9,054
Repayment of refundable deposits from generators for transmission network upgrades	(13,830)	(4,876)
Other	(5,176)	(4,512)
Net cash provided by financing activities	287,751	49,142
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,826)	(13,874)
CASH AND CASH EQUIVALENTS — Beginning of period	58,344	95,109
CASH AND CASH EQUIVALENTS — End of period	$38,518	$81,235
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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2012	2011
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$59,607	$71,168
Income taxes paid	24,733	14,196
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$94,625	$73,282
Allowance for equity funds used during construction	10,178	7,609
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2012 or 2011, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

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

Fair Value Disclosures
The FASB amended guidance for fair value measurements and disclosures. The guidance requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. We adopted this guidance as of January 1, 2012, which did not have a material impact on our disclosures. See Note 10 to the condensed consolidated financial statements.
3. REGULATORY MATTERS
ITC Great Plains
As of June 30, 2012, we have recorded a total of $14.0 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. During the first quarter of 2011, we received certain regulatory approvals relating to the Kansas V-Plan Project which resulted in the recognition of the Kansas V-Plan Project regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan Project regulatory asset in March 2011, we have recorded costs for the Kansas V-Plan Project directly to this regulatory asset. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates. If FERC authorization is received, ITC Great Plains will include the Kansas V-Plan Project and KETA Project regulatory assets in its rate base and begin amortizing them over a 10-year period upon the in-service dates. The amortization expense will be included in ITC Great Plains’ revenue requirement based on its cost-based formula rate template.
Order on Formula Rate Protocols
On May 17, 2012, the FERC issued an order pursuant to section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. The MISO Regulated Operating Subsidiaries were named in the filing. We do not expect the resolution of this proceeding and its ultimate impact on our MISO Regulated Operating Subsidiaries' formula rates will be material to our results of operations, cash flows or financial condition.
Cost-Based Formula Rates with True-Up Mechanism
The transmission rates at our Regulated Operating Subsidiaries are set annually, using the FERC-approved formula rates, and the rates remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rates to calculate their respective annual revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable.
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
The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2012:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2011	$(56,269)	$(20,910)	$(6,164)	$(1,877)	$(85,220)
Net refunds (collections) of 2010 revenue deferrals and accruals, including interest	15,320	4,745	299	(48)	20,316
Net revenue accruals (deferrals) for the six months ended June 30, 2012	(1,472)	1,061	3,872	(5,519)	(2,058)
Net accrued interest payable for the six months ended June 30, 2012	(883)	(310)	(202)	(45)	(1,440)
Balance as of June 30, 2012	$(43,304)	$(15,414)	$(2,195)	$(7,489)	$(68,402)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$433	$1	$4,597	$1,132	$6,163
Non-current assets	—	4,304	5,881	755	10,940
Current liabilities	(28,968)	(10,422)	(7,745)	(2,071)	(49,206)
Non-current liabilities	(14,769)	(9,297)	(4,928)	(7,305)	(36,299)
Balance as of June 30, 2012	$(43,304)	$(15,414)	$(2,195)	$(7,489)	$(68,402)
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission’s rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $5.0 million relating to the rate freeze revenue deferral were recognized in January through May 2011.
4. INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $41.8 million (net of accumulated amortization of $16.6 million) as of June 30, 2012.
We have also recorded intangible assets for payments made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $4.3 million (net of accumulated amortization of $0.2 million) as of June 30, 2012.
During the three months ended June 30, 2012 and 2011, we recognized $0.8 million of amortization expense of our intangible assets and $1.6 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2012 to be $3.1 million per year.
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
The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 10-year period beginning July 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of June 30, 2012, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any pre-tax gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of June 30, 2012, the fair value of the derivative instruments was a liability of $31.1 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
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
On May 31, 2012, ITC Midwest entered into a new unsecured, unguaranteed revolving credit agreement, under which ITC Midwest may borrow up to $175.0 million. The new revolving credit agreement replaced ITC Midwest's two existing revolving credit agreements, dated January 29, 2008 and February 11, 2011, respectively, which were scheduled to mature on January 29, 2013 and February 11, 2013, respectively.
Revolving Credit Agreements
At June 30, 2012, ITC Holdings and its Regulated Operating Subsidiaries had the following revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$155.6	$44.4	2.0%	(c)	0.25%	5 years	May 2016
ITCTransmission	100.0	44.8	55.2	1.4%	(d)	0.125%	5 years	May 2016
METC	100.0	71.4	28.6	1.4%	(e)	0.125%	5 years	May 2016
ITC Midwest	175.0	66.9	108.1	1.2%	(f)	0.10%	5 years	May 2017
ITC Great Plains	150.0	80.4	69.6	2.0%	(g)	0.30%	4 years	February 2015
Total	$725.0	$419.1	$305.9
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower's credit rating.

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

(f)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.00% or at a base rate, which is defined as the higher of prime rate, 0.50% above over the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.00%, subject to adjustments based on ITC Midwest's credit rating.

(g)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.75%, or at a base rate, which is defined as the higher of prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.75%, subject to adjustments based on ITC Great Plains' credit rating.

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
6. STOCKHOLDERS' EQUITY
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the "SAFA"). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014, although the agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-163716) filed on December 14, 2009 with the SEC. No shares have been issued under this agreement.
7. SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
On May 22, 2012, pursuant to the Second Amended and Restated 2006 Long-Term Incentive Plan, we granted 358,160 options to purchase shares of our common stock with an exercise price of $70.76 per share, which was the closing price of our common stock on the date of grant. The options vest in three equal annual installments with the first installment vesting on May 22, 2013. In addition, on May 22, 2012, we granted 114,862 shares of restricted stock at fair value of $70.76 per share. Holders of restricted stock have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock vests three years after the grant date . The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
Stock Option Exercises
We issued 70,051 and 543,775 shares of our common stock during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, due to the exercise of stock options.

8. EARNINGS PER SHARE
We report both basic and diluted earnings per share. A reconciliation of both calculations for the three and six months ended June 30, 2012 and 2011 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2012	2011	2012	2011
Numerator:
Net income	$42,386	$42,996	$88,437	$84,998
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(18,137)	(17,182)	(36,238)	(34,189)
Undistributed earnings	24,249	25,814	52,199	50,809
Percentage allocated to common shares (b)	98.7%	98.2%	98.7%	98.2%
Undistributed earnings — common shares	23,934	25,349	51,520	49,894
Add: dividends declared — common shares	17,907	16,857	35,758	33,571
Numerator for basic and diluted earnings per common share	$41,841	$42,206	$87,278	$83,465
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,743,576	50,236,721	50,689,888	50,082,531
Incremental shares for stock options and employee stock purchase plan	748,599	784,659	758,716	787,643
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,492,175	51,021,380	51,448,604	50,870,174
Per common share net income:
Basic	$0.82	$0.84	$1.72	$1.67
Diluted	$0.81	$0.83	$1.70	$1.64
____________________________

(a)	Includes dividends paid in the form of shares for deferred stock units.

(b)	Weighted-average common shares outstanding	50,743,576	50,236,721	50,689,888	50,082,531
	Weighted-average restricted shares and deferred stock units (participating securities)	678,248	911,487	693,669	896,276
	Total	51,421,824	51,148,208	51,383,557	50,978,807
	Percentage allocated to common shares	98.7%	98.2%	98.7%	98.2%
Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
At June 30, 2012 and 2011, we had 2,386,217 and 2,188,814 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and six months ended June 30, 2012 and 2011, 572,179 and 218,135 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.
9. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $7.0 million to the defined benefit retirement plan relating to the 2011 plan year in June 2012. We do not expect to make any additional contributions in 2012.

We also have two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We contributed $4.7 million to these supplemental nonqualified, noncontributory, retirement benefit plans in June 2012. We do not expect to make any additional contributions in 2012.
Net pension cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$1,040	$894	$2,080	$1,792
Interest cost	648	604	1,295	1,229
Expected return on plan assets	(569)	(474)	(1,139)	(948)
Amortization of prior service cost	(11)	(11)	(21)	(21)
Amortization of unrecognized loss	867	591	1,735	1,304
Net pension cost	$1,975	$1,604	$3,950	$3,356
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $1.0 million to the postretirement benefit plan relating to the 2011 plan year in June 2012. We expect to contribute up to an additional $3.4 million to the postretirement benefit plan relating to the 2011 plan year in December 2012.
Net postretirement cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$1,359	$857	$2,717	$1,715
Interest cost	388	322	776	643
Expected return on plan assets	(254)	(185)	(508)	(369)
Amortization of prior service cost	31	79	62	157
Amortization of unrecognized loss	133	56	267	110
Net postretirement cost	$1,657	$1,129	$3,314	$2,256
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.5 million for the three months ended June 30, 2012 and 2011 and $1.7 million for the six months ended June 30, 2012 and 2011.
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

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at June 30, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$26,115	$9,268	$—
Mutual funds — fixed income securities	20,561	—	—
Mutual funds — equity securities	1,514	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(31,103)	—
Total	$48,190	$(21,835)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$15,004	$34,246	$—
Mutual funds — fixed income securities	15,551	—	—
Mutual funds — equity securities	1,107	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(24,258)	—
Total	$31,662	$9,988	$—

As of June 30, 2012 and December 31, 2011, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. The liabilities related to derivatives consist of interest rate swaps discussed in Note 5. Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The fair value of our interest rate swap derivatives as of June 30, 2012 and December 31, 2011 is determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2012. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2011 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,999.7 million and $2,862.6 million at June 30, 2012 and December 31, 2011, respectively. These fair values represent level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,544.2 million and $2,444.0 million at June 30, 2012 and December 31, 2011, respectively.
Revolving Credit Agreements
At June 30, 2012 and December 31, 2011, we had a consolidated total of $419.1 million and $201.1 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value. These fair values represent level 2 under the three-tier hierarchy described above.
Trade Accounts Receivables and Payables
As of June 30, 2012, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.
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
12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Our Regulated Operating Subsidiaries’ operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by our Regulated Operating Subsidiaries. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Although environmental requirements generally have become more stringent and compliance with those requirements more expensive, we are not aware of any specific developments that would increase our Regulated Operating Subsidiaries’ costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through June 30, 2012 is estimated to be approximately $11.3 million, which includes approximately $3.7 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.3 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) have conducted an audit of ITC Midwest's compliance with certain of the FERC's regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On September 30, 2011, the FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition which requires adjustments to ITC Midwest's annual revenue requirement calculations and corresponding refunds. On October 31, 2011, ITC Holdings and ITC Midwest filed a request for hearing with the FERC to contest the findings relating to the accounting treatment for the acquisition, which was granted. On May 11, 2012, FERC issued an order that upheld the FERC audit staff position regarding the accounting treatment for the acquisition. As a result, ITC Midwest filed a compliance plan in July 2012 that calculates the effect on its revenue requirements.
ITCTransmission and METC have applied an accounting treatment for their respective acquisitions similar to ITC Midwest, and ITCTransmission and METC expect to file compliance plans with FERC subsequent to FERC accepting the refund methodology in the ITC Midwest compliance plan. As a result of the FERC order, ITC Midwest, ITCTransmission and METC recorded an aggregate estimated liability for the refund and related interest of $13.0 million during the second quarter. The estimate of the regulatory liability was recorded primarily in other current liabilities and consisted of a reduction in revenues of $11.0 million, a reduction of AFUDC equity of $0.9 million and an increase in interest expense of $1.1 million accrued through June 30, 2012 in these condensed consolidated financial statements, which resulted in a total reduction of net income of $8.4 million after tax for the three and six months ended June 30, 2012. The refund amounts are limited to 2010 and earlier periods and remain subject to FERC acceptance. We do not believe the ultimate resolution of this matter will differ materially from the estimates recorded during the second quarter of 2012.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the Iowa Utilities Board ("IUB") before construction of the project could commence, but due to the IUB's case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. The Minnesota Public Utilities Commission is monitoring the status of the project, and ITC Midwest is providing it with periodic status updates about the project and other information about transmission system conditions, as requested at a May 3, 2012 hearing. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline and will continue to pursue completion of the project using our commercially reasonable best efforts. Therefore, we believe the likelihood of any material effect from this matter is remote.
Nonconsolidated Variable Interest Entity
In April 2012, we executed a new agreement with Utility Lines Construction Services, Inc. ("ULCS"), which is a division of Asplundh Tree Expert Co., to perform the majority of maintenance for all of our Regulated Operating Subsidiaries. The agreement between us and ULCS contains a variable component related to a cost-plus arrangement which is a consideration for consolidation; however, we are not the primary beneficiary of the variable interest under the agreement. Additionally, we are not subject to risk of loss from ULCS' operations and have not provided, nor will we provide, any significant financial support other than contractual payments. We have evaluated the agreement for possible consolidation, including review of qualitative factors such as the length and terms of the agreement, and have concluded that ULCS is not required to be consolidated in our condensed consolidated financial statements.
13. ENTERGY TRANSACTION
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
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, which may take the form of a one-time special dividend to ITC Holdings' pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger and assumed under the acquisition. Completion of the transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings' shareholders.

For the three and six months ended June 30, 2012, we expensed external legal, advisory and financial services fees of $4.1 million and $6.5 million, respectively, and certain internal labor and related costs of approximately $2.0 million and $3.5 million, respectively, related to the Entergy Transaction recorded primarily within general and administrative expenses. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
14. SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Regulated Operating Subsidiaries	$197,396	$185,115	$394,129	$364,518
ITC Holdings and other	152	91	304	192
Intercompany eliminations	(173)	(108)	(345)	(226)
Total Operating Revenues	$197,375	$185,098	$394,088	$364,484

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Regulated Operating Subsidiaries	$94,294	$89,424	$195,218	$179,939
ITC Holdings and other	(30,587)	(22,675)	(58,428)	(46,429)
Total Income Before Income Taxes	$63,707	$66,749	$136,790	$133,510

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Regulated Operating Subsidiaries (a)	$58,564	$52,814	$121,039	$108,533
ITC Holdings and other	42,386	42,996	88,437	84,998
Intercompany eliminations	(58,564)	(52,814)	(121,039)	(108,533)
Total Net Income	$42,386	$42,996	$88,437	$84,998

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2012	2011
Regulated Operating Subsidiaries	$5,158,935	$4,711,274
ITC Holdings and other	3,054,374	2,845,182
Reconciliations / Intercompany Eliminations (b)	(2,959,085)	(2,733,090)
Total Assets	$5,254,224	$4,823,366
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
OVERVIEW
Through our Regulated Operating Subsidiaries, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.

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
Significant recent matters that influenced our financial position and results of operations and cash flows for the six months ended June 30, 2012 or may affect future results include:

•
Our capital investment of $429.2 million at our Regulated Operating Subsidiaries ($104.9 million, $84.6 million, $182.2 million and $57.5 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the six months ended June 30, 2012, resulting primarily from our focus on improving system reliability and interconnecting new generating resources; and

•	Debt issuances and borrowings under our revolving credit agreements in 2012 and 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense; and

•
Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, described below under “Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral”; and

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”) as discussed below under “Capital Project Updates and Other Recent Developments.” For the three and six months ended June 30, 2012, we expensed external legal, advisory and financial services fees of $4.1 million and $6.5 million, respectively, and certain internal labor costs of approximately $2.0 million and $3.5 million, respectively, related to the Entergy Transaction recorded within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013; and

•
Recognition of the estimated refund obligation at our MISO Regulated Operating Subsidiaries for the FERC audit of ITC Midwest, as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in April 2012. Through June 30, 2012, ITCTransmission has invested $58.4 million in the Thumb Loop Project. We estimate ITCTransmission will invest approximately $510 million to complete construction of the project.

ITC Great Plains
KETA Project
The KETA Project is a 225 mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 174 miles and the first phase was completed in June 2012. Through June 30, 2012, ITC Great Plains has invested $134.9 million in the KETA Project. We estimate ITC Great Plains will invest approximately $160 million to complete construction of its portion of the project.
Kansas V-Plan Project
The Kansas V-Plan Project is a 200 mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing approximately a 120 mile portion of the project from Spearville to Medicine Lodge, Kansas. Through June 30, 2012, ITC Great Plains has invested $16.7 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest approximately $300 million to complete construction of its portion of the project.
Regulatory Assets
As of June 30, 2012, we have recorded a total of $14.0 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized the Kansas V-Plan Project regulatory asset of $2.0 million and corresponding reduction to operating expenses, which resulted in net income of $1.3 million. Based on ITC Great Plains’ application and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates.
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
Green Power Express has certain FERC-authorized transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. The amount of future capital expenditures by Green Power Express, if any, is currently unknown.
The total development expenses through June 30, 2012 at Green Power Express that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express have been recorded as of June 30, 2012.
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
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization of approximately $700 million, which may take the form of a one-time special dividend to ITC Holdings' pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness will be assumed by us upon completion of the transaction.
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
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission's rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission's revenue requirement for those periods. Revenues of $5.0 million relating to the rate freeze revenue deferral were recognized in January through May 2011 which resulted in a reduction to after-tax net income of approximately $1.3 million and $3.2 million in the three and six months ended June 30, 2012, respectively, compared to 2011.
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
The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2012			2011			2010
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,264	6,145	2,789	7,326	6,045	2,777	7,255	5,947	2,838
February	6,919	5,754	2,584	7,261	6,058	2,854	6,998	5,800	2,782
March	6,926	5,709	2,437	6,946	5,715	2,520	6,620	5,376	2,517
April	6,319	5,083	2,264	6,483	5,416	2,458	6,501	5,112	2,425
May	8,947	6,461	2,665	10,119	7,239	2,773	9,412	7,240	3,052
June	11,676	8,627	3,459	11,488	8,231	3,403	9,722	7,128	3,207
July				12,321	9,389	3,621	11,451	8,498	3,422
August				11,158	8,538	3,614	11,082	8,422	3,399
September				11,288	7,966	3,466	10,817	7,353	2,804
October				6,642	5,479	2,559	6,725	5,414	2,447
November				7,101	6,061	2,556	6,930	5,734	2,674
December				7,206	6,071	2,734	7,824	6,526	2,928
Total				105,339	82,208	35,335	101,337	78,550	34,495
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
On October 7, 2010, the NERC issued a recommendation for transmission owners to inspect their transmission systems in order to verify their facility ratings methodology is based on actual field conditions. Each of our MISO Regulated Operating Subsidiaries is undertaking a program to assess its system as a response to the recommendation. There are likely to be costs associated with the assessment and potential system modifications to mitigate instances where actual field conditions necessitate a facility rating that is unacceptable to the reliable operation of the transmission system. The costs and timing for any mitigation will be determined after the assessment is completed, and the appropriate mitigation is planned and may result in significant operating expenses and/or capital investment. These operating expenses and capital investments would be recovered through higher revenue requirements under the cost-based formula rates of our MISO Regulated Operating Subsidiaries.
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

		Actual Capital	Forecasted Capital
	Five-Year Capital	Investment for the	Investment for the
(in millions)	Investment Program	six months ended	year ending
Operating Subsidiary	2012-2016 (a)	June 30, 2012 (b)	December 31, 2012
ITCTransmission	$739	$104.9	$195 — 215
METC	581	84.6	145 — 160
ITC Midwest	1,128	182.2	315 — 335
ITC Great Plains (c)	343	57.5	95 — 110
Development (d)	1,390	—	—
Total	$4,181	$429.2	$750 — 820
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2012	2011	(decrease)	(decrease)	2012	2011	(decrease)	(decrease)
OPERATING REVENUES	$197,375	$185,098	$12,277	6.6%	$394,088	$364,484	$29,604	8.1%
OPERATING EXPENSES
Operation and maintenance	30,058	28,837	1,221	4.2%	58,770	55,121	3,649	6.6%
General and administrative	27,876	19,289	8,587	44.5%	50,885	35,869	15,016	41.9%
Depreciation and amortization	25,976	23,352	2,624	11.2%	50,987	46,440	4,547	9.8%
Taxes other than income taxes	15,185	13,556	1,629	12.0%	29,465	27,164	2,301	8.5%
Other operating (income) and expenses — net	(203)	(167)	(36)	21.6%	(396)	(316)	(80)	25.3%
Total operating expenses	98,892	84,867	14,025	16.5%	189,711	164,278	25,433	15.5%
OPERATING INCOME	98,483	100,231	(1,748)	(1.7)%	204,377	200,206	4,171	2.1%
OTHER EXPENSES (INCOME)
Interest expense	40,084	36,484	3,600	9.9%	77,994	72,754	5,240	7.2%
Allowance for equity funds used during construction	(4,554)	(4,099)	(455)	11.1%	(10,178)	(7,609)	(2,569)	33.8%
Other income	(1,226)	(497)	(729)	146.7%	(1,287)	(718)	(569)	79.2%
Other expense	472	1,594	(1,122)	(70.4)%	1,058	2,269	(1,211)	(53.4)%
Total other expenses (income)	34,776	33,482	1,294	3.9%	67,587	66,696	891	1.3%
INCOME BEFORE INCOME TAXES	63,707	66,749	(3,042)	(4.6)%	136,790	133,510	3,280	2.5%
INCOME TAX PROVISION	21,321	23,753	(2,432)	(10.2)%	48,353	48,512	(159)	(0.3)%
NET INCOME	$42,386	$42,996	$(610)	(1.4)%	$88,437	$84,998	$3,439	4.0%
Operating Revenues
Three months ended June 30, 2012 compared to three months ended June 30, 2011
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2012		2011		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$156,453	79.3%	$153,947	83.2%	$2,506	1.6%
Regional cost sharing revenues	29,240	14.8%	20,433	11.0%	8,807	43.1%
Point-to-point	4,462	2.3%	3,990	2.1%	472	11.8%
Scheduling, control and dispatch	3,704	1.9%	3,838	2.1%	(134)	(3.5)%
Other	3,516	1.7%	2,890	1.6%	626	21.7%
Total	$197,375	100.0%	$185,098	100.0%	$12,277	6.6%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2012 as compared to the same period in 2011. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final amortization of the ITCTransmission rate freeze revenue deferral in May 2011 and the recognition of the FERC audit refund totaling $11.0 million during the second quarter of 2012 as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
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

Six months ended June 30, 2012 compared to six months ended June 30, 2011
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2012		2011		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$319,609	81.1%	$306,427	84.1%	$13,182	4.3%
Regional cost sharing revenues	54,716	13.9%	40,039	11.0%	14,677	36.7%
Point-to-point	8,587	2.2%	7,711	2.1%	876	11.4%
Scheduling, control and dispatch	7,079	1.8%	6,828	1.9%	251	3.7%
Other	4,097	1.0%	3,479	0.9%	618	17.8%
Total	$394,088	100.0%	$364,484	100.0%	$29,604	8.1%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2012 as compared to the same period in 2011. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final amortization of the ITCTransmission rate freeze revenue deferral in May 2011 and the recognition of the FERC audit refund totaling $11.0 million during the second quarter of 2012 as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
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
Operating revenues for the six months ended June 30, 2012 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
				ITC	ITC Great	net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferrals
	(in thousands)
1	Estimated net revenue requirement (a)	$118,784	$97,013	$114,407	$425
2	Network revenues billed (b)	119,264	92,461	111,711	499
3	Network revenue accruals (deferrals) (line 1 — line 2)	(480)	4,552	2,696	(74)
4	Regional cost sharing revenue accruals (deferrals) (c)	(992)	(3,491)	1,176	(5,445)
5	Total net revenue accruals (deferrals) (line 3 + line 4)	$(1,472)	$1,061	$3,872	$(5,519)	$(2,058)
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

Operating Expenses
Operation and maintenance expenses
Three months ended June 30, 2012 compared to three months ended June 30, 2011
Operation and maintenance expenses increased due to higher vegetation management requirements of $3.9 million, partially offset by a $1.2 million decrease due to lower relay work for certain preventative maintenance activities and a $0.9 million reduction in substation maintenance expenses.
Six months ended June 30, 2012 compared to six months ended June 30, 2011
Operation and maintenance expenses increased due to higher vegetation management requirements of $6.1 million and higher NERC compliance activities associated with surveying transmission overhead lines of $1.7 million. These increases were partially offset by a $1.7 million decrease due to lower relay work for certain preventative maintenance activities and $1.0 million due to reduced substation maintenance expenses.
General and administrative expenses
Three months ended June 30, 2012 compared to three months ended June 30, 2011
General and administrative expenses increased due to higher professional advisory and consulting services related to legal, advisory and financial services fees for the Entergy Transaction of $4.1 million, higher compensation-related expenses of $2.7 million and higher general business expenses of $1.1 million primarily related to increased information technology support.
Six months ended June 30, 2012 compared to six months ended June 30, 2011
General and administrative expenses increased due to higher professional advisory and consulting services related to legal, advisory and financial services fees for the Entergy Transaction of $6.5 million, higher general business expenses of $2.9 million primarily related to increased information technology support, $2.8 million due to higher compensation-related expenses and $2.1 million due to the recognition of the Kansas V-Plan Project regulatory asset which reduced expenses in 2011 and did not reoccur in 2012.
Depreciation and amortization expenses
Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2011 capital additions, which are included in the assessments for 2012 personal property taxes.
Other Expenses (Income)
Three months ended June 30, 2012 compared to three months ended June 30, 2011
Interest expense increased due primarily to additional interest expense associated with an increase in borrowing levels under our revolving credit agreements as well as the recognition of interest expense related to the FERC audit refund during the second quarter of 2012 as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher capital expenditures during the period.

Six months ended June 30, 2012 compared to six months ended June 30, 2011
Interest expense increased due primarily to additional interest expense associated with an increase in borrowing levels under our revolving credit agreements in addition to the issuance of ITC Midwest's $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 in January 2012 as well as the recognition of interest expense related to the FERC audit refund during the second quarter of 2012 as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
AFUDC equity increased due primarily to higher capital expenditures during the period.
Income Tax Provision
Three months ended June 30, 2012 compared to three months ended June 30, 2011
Our effective tax rates for the three months ended June 30, 2012 and 2011 were 33.5% and 35.6%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of less than $0.1 million (net of federal deductibility) during the three months ended June 30, 2012, compared to a state income tax provision of $1.4 million (net of federal deductibility) for the three months ended June 30, 2011.
Six months ended June 30, 2012 compared to six months ended June 30, 2011
Our effective tax rates for the six months ended June 30, 2012 and 2011 were 35.3% and 36.3%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $2.4 million (net of federal deductibility) during the six months ended June 30, 2012, compared to a state income tax provision of $3.6 million (net of federal deductibility) for the six months ended June 30, 2011.
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
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. In May 2012, we entered into a new revolving credit agreement at ITC Midwest for $175.0 million as described in Note 5 to the condensed consolidated financial statements, which increased our borrowing capacity by $59.0 million. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively. As of June 30, 2012, we had consolidated indebtedness under our revolving credit agreements of $419.1 million, with unused capacity under the agreements of $305.9 million.
For our long-term capital requirements, including the funding of the anticipated $700 million recapitalization in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed in amounts and upon terms that will be reasonably satisfactory to us.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	Unsecured Credit Facility	BBB+	Baa1
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
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2011. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $133.7 million and $167.8 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by operating activities was due primarily to an increase in payments of operating expense of $23.3 million, including legal, advisory and financial services fees for the Entergy Transaction, and higher income taxes paid of $10.5 million during the six months ended June 30, 2012 compared to the same period in 2011. These decreases were partially offset by a decrease in interest payments (net of interest capitalized) of $11.6 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $441.3 million and $230.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment as we executed our capital investment plan described under “— Overview — Capital Investment and Operating Results Trends.”

Cash Flows From Financing Activities
Net cash provided by financing activities was $287.8 million and $49.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash provided by financing activities was due primarily to the proceeds of $100.0 million received from the issuance of ITC Midwest's 3.50% First Mortgage Bonds, Series E, the net increase of $149.4 million in amounts outstanding under our revolving credit agreements as well as an increase of $4.1 million in net proceeds associated with refundable deposits for transmission network upgrades. These increases were partially offset by a decrease of $12.2 million due to the issuance of common stock upon exercise of outstanding options during the six months ended June 30, 2012 as compared to the same period in 2011.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2011. There have been no material changes to that information during the six months ended June 30, 2012, other than amounts borrowed under our revolving credit agreements as described in Note 5 to the condensed consolidated financial statements and the issuance on January 19, 2012 of $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 that, as previously disclosed in the 2011 Form 10-K, ITC Midwest had committed to issue in November 2011 and which were not included in the contractual obligations table as of December 31, 2011.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2011 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2012.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements, was $2,999.7 million at June 30, 2012. The total book value of our consolidated long-term debt, excluding revolving credit agreements, was $2,544.2 million at June 30, 2012. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at June 30, 2012. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at June 30, 2012 would decrease the fair value of debt by $69.3 million, and a decrease in interest rates of 10% at June 30, 2012 would increase the fair value of debt by $73.6 million at that date.
Revolving Credit Agreements
At June 30, 2012, we had a consolidated total of $419.1 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2012 would increase or decrease the total interest expense by $0.7 million, respectively, for an annual period on a constant borrowing level of $419.1 million.

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
Other
As described in our Form 10-K for the fiscal year ended December 31, 2011, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2012.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 2012	1,404	$77.19	—	—
May 2012	39,793	69.06	—	—
June 2012	677	69.09	—	—
Total	41,874	$69.33	—	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)	We do not have a publicly announced share repurchase plan.
ITEM 5. OTHER INFORMATION
In June 2011, the Financial Accounting Standards Board ("FASB") revised guidance on the presentation of comprehensive income in financial statements. Entities are required to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this standard as of January 1, 2012 and present net income and comprehensive income in a continuous statement. The table below reflects the retrospective application of this guidance for each of the three years ended December 31. The retrospective application did not have a material impact on our results of operations, cash flows or financial condition.

	Year ended December 31,
(in thousands)	2011	2010	2009
NET INCOME	$171,685	$145,678	$130,900
OTHER COMPREHENSIVE INCOME
Amortization of interest rate lock cash flow hedges (net of tax of $1, $34 and $34 for the years ended December 31, 2011, 2010 and 2009, respectively)	97	64	64
Unrealized gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $10,705 and $1,211 for the years ended December 31, 2011 and 2010, respectively)	(16,653)	1,889	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(16,556)	1,953	64
TOTAL COMPREHENSIVE INCOME	$155,129	$147,631	$130,964
The revised FASB guidance also had an effect on and was adopted for our Schedule 1 — Condensed Financial Information of Registrant for the years ended December 31, 2011, 2010 and 2009 as of January 1, 2012. The retroactive application of this guidance to Schedule 1 for the years ended December 31, 2011, 2010 and 2009 resulted in the same effect as the table above for the consolidated financial statements.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
10.103	ITC Midwest Revolving Credit Agreement dated as of May 31, 2012 (filed with Registrant's Form 8-K filed on June 1, 2012)

10.104	Form of Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012)

10.105	Form of Restricted Stock Award Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 1, 2012

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)