Form 10-K/A
period 2011-12-31
ITC Holdings Corp.
filed 2012-09-13
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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

EXPLANATORY NOTE
This amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on February 22, 2012, is being filed solely to provide Exhibit 23.1 Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries which was furnished to the Registrant at the time of filing and included in the exhibit index to the Form 10-K, but was inadvertently omitted from the filing due to a clerical error. No items in the Form 10-K are affected by this omission and therefore no item in the Form 10-K is being amended hereby. All information in the Form 10-K speaks as of the date of filing except as expressly set forth therein and the Registrant has not undertaken to update any of the disclosures therein to reflect any events that occurred at a date subsequent to the date of filing.
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on September 13, 2012.

ITC HOLDINGS CORP.
By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBITS
The following exhibits are filed as part of this report and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

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

3