Form 10-Q
period 2012-09-30
ITC Holdings Corp.
filed 2012-10-24
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 19, 2012 was 51,530,532.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2012
INDEX

Page
Part I. Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Statements of Financial Position (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Comprehensive Income (Unaudited)	6
Condensed Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II. Other Information	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	36
Item 6. Exhibits	37
Signatures	38
Exhibit Index
EX-2.3
EX-2.4
EX-10.106
EX-10.107
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings' annual report on Form 10-K” are references to the annual report on Form 10-K filed on February 22, 2012 as amended by the annual report on Form 10-K/A filed on September 13, 2012;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$30,026	$58,344
Accounts receivable	94,863	76,895
Inventory	33,876	34,855
Deferred income taxes	21,045	20,636
Regulatory assets — revenue accruals, including accrued interest	7,267	6,639
Prepaid and other current assets	9,935	4,159
Total current assets	197,012	201,528
Property, plant and equipment (net of accumulated depreciation and amortization of $1,248,456 and $1,193,164, respectively)	3,967,190	3,415,823
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $17,607 and $15,276, respectively)	45,334	46,885
Other regulatory assets	171,057	161,987
Deferred financing fees (net of accumulated amortization of $16,949 and $14,594, respectively)	19,593	20,989
Other	30,823	25,991
Total other assets	1,216,970	1,206,015
TOTAL ASSETS	$5,381,172	$4,823,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$102,530	$136,934
Accrued payroll	15,721	18,013
Accrued interest	43,395	43,642
Accrued taxes	18,370	25,627
Regulatory liabilities — revenue deferrals, including accrued interest	51,836	46,579
Refundable deposits from generators for transmission network upgrades	48,041	38,805
Debt maturing within one year	651,897	—
Other	51,040	5,867
Total current liabilities	982,830	315,467
Accrued pension and postretirement liabilities	44,299	44,923
Deferred income taxes	432,677	373,268
Regulatory liabilities — revenue deferrals, including accrued interest	68,324	50,917
Regulatory liabilities — accrued asset removal costs	79,492	83,934
Refundable deposits from generators for transmission network upgrades	5,241	14,570
Other	12,426	36,373
Long-term debt	2,406,674	2,645,022
Commitments and contingent liabilities (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 51,524,437 and 51,323,368 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	955,258	943,444
Retained earnings	414,759	330,816
Accumulated other comprehensive loss	(20,808)	(15,368)
Total stockholders’ equity	1,349,209	1,258,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,381,172	$4,823,366
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
OPERATING REVENUES	$214,801	$191,303	$608,889	$555,787
OPERATING EXPENSES
Operation and maintenance	31,544	37,365	90,314	92,486
General and administrative	27,906	19,046	78,791	54,915
Depreciation and amortization	27,466	23,898	78,453	70,338
Taxes other than income taxes	14,721	12,456	44,186	39,620
Other operating (income) and expense — net	(190)	(295)	(586)	(611)
Total operating expenses	101,447	92,470	291,158	256,748
OPERATING INCOME	113,354	98,833	317,731	299,039
OTHER EXPENSES (INCOME)
Interest expense	38,924	37,248	116,918	110,002
Allowance for equity funds used during construction	(5,622)	(4,469)	(15,800)	(12,078)
Other income	(884)	(1,417)	(2,171)	(2,136)
Other expense	1,415	793	2,473	3,063
Total other expenses (income)	33,833	32,155	101,420	98,851
INCOME BEFORE INCOME TAXES	79,521	66,678	216,311	200,188
INCOME TAX PROVISION	28,338	22,654	76,691	71,166
NET INCOME	$51,183	$44,024	$139,620	$129,022
Basic earnings per common share (Note 8)	$0.99	$0.86	$2.72	$2.52
Diluted earnings per common share (Note 8)	$0.98	$0.85	$2.68	$2.49
Dividends declared per common share	$0.3775	$0.3525	$1.0825	$1.0225
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
NET INCOME	$51,183	$44,024	$139,620	$129,022
OTHER COMPREHENSIVE LOSS
Amortization of interest rate lock cash flow hedges (net of tax of $9 for the three months ended September, 2012 and 2011 and net of tax of $21 and $26 for the nine months ended September 30, 2012 and 2011, respectively)	15	16	52	47
Unrealized loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $862 and $8,783 for the three months ended September 30, 2012 and 2011, respectively, and net of tax of $3,545 and $9,414 for the nine months ended September 30, 2012 and 2011, respectively)	(1,331)	(13,714)	(5,492)	(14,696)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,316)	(13,698)	(5,440)	(14,649)
TOTAL COMPREHENSIVE INCOME	$49,867	$30,326	$134,180	$114,373
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,620	$129,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78,453	70,338
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	25,748	82,854
Deferred income tax expense	44,921	44,894
Allowance for equity funds used during construction	(15,800)	(12,078)
Other	9,030	12,224
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(12,182)	(14,845)
Inventory	979	1,807
Prepaid and other current assets	(5,776)	(171)
Accounts payable	(10,637)	2,853
Accrued payroll	(1,865)	(3,753)
Accrued interest	(247)	(19,384)
Accrued taxes	(5,773)	(7,315)
Other current liabilities	11,474	1,699
Other non-current assets and liabilities, net	410	(1,577)
Net cash provided by operating activities	258,355	286,568
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(637,386)	(388,402)
Proceeds from sale of securities	5,935	3,839
Purchases of securities	(10,786)	(7,341)
Other	(747)	769
Net cash used in investing activities	(642,984)	(391,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	—
Borrowings under revolving credit agreements	1,073,550	592,515
Borrowings under term loan credit agreement	200,000	—
Repayments of revolving credit agreements	(960,350)	(512,355)
Issuance of common stock	4,929	18,081
Dividends on common stock	(55,677)	(52,276)
Refundable deposits from generators for transmission network upgrades	31,157	24,618
Repayment of refundable deposits from generators for transmission network upgrades	(31,186)	(4,876)
Other	(6,112)	(7,922)
Net cash provided by financing activities	356,311	57,785
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,318)	(46,782)
CASH AND CASH EQUIVALENTS — Beginning of period	58,344	95,109
CASH AND CASH EQUIVALENTS — End of period	$30,026	$48,327
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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2012	2011
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$112,040	$126,481
Income taxes paid	26,024	23,010
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$77,464	$56,342
Allowance for equity funds used during construction	15,800	12,078
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2012 or 2011, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) for the presentation of comprehensive income in financial statements was revised to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This revision became effective for our interim condensed consolidated financial statements for the quarter ended March 31, 2012 and we have included a separate statement of comprehensive income for all periods presented.
Balance Sheet Offsetting Requirements
The FASB has created new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosure requirements are not expected to have a material effect on our consolidated financial statements.

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
3.    REGULATORY MATTERS
ITC Great Plains
As of September 30, 2012, we have recorded a total of $14.0 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. During the first quarter of 2011, we received certain regulatory approvals relating to the Kansas V-Plan Project which resulted in the recognition of a regulatory asset for the Kansas V-Plan Project of $2.0 million and a corresponding reduction to operating expenses, which increased net income by $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan Project regulatory asset in March 2011, we recorded costs for the Kansas V-Plan Project directly to this regulatory asset. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates. If FERC authorization is received, ITC Great Plains will include the regulatory assets in its rate base and begin amortizing them over a 10-year period. The amortization expense will be included in ITC Great Plains’ revenue requirement derived from its cost-based formula rate template.
Order on Formula Rate Protocols
On May 17, 2012, the FERC issued an order pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. The MISO Regulated Operating Subsidiaries were named in the order. We do not expect the resolution of this proceeding and its ultimate impact on our MISO Regulated Operating Subsidiaries’ formula rates will be material to our results of operations, cash flows or financial condition.
Complaint of IP&L
On September 14, 2012, IP&L filed a complaint with the FERC against ITC Midwest's reimbursement policy under Section 206 of the Federal Power Act. The complaint challenges ITC Midwest's FERC approved reimbursement policy for network upgrades to qualifying generators. IP&L requests that the FERC (1) investigate the justness and reasonableness of ITC Midwest's Attachment FF policy; (2) establish a refund effective date of September 14, 2012; and (3) establish hearing procedures. On October 4, 2012, ITC Midwest filed an answer to the complaint with the FERC outlining the reasons ITC Midwest's Attachment FF provision remains just and reasonable and requesting dismissal of the complaint.
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
The current and non-current regulatory assets are recorded on the balance sheet in regulatory assets - revenue accruals, including accrued interest and other non-current assets, respectively. The current and non-current regulatory liabilities are recorded in regulatory liabilities - revenue deferrals, including accrued interest.
The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2012:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Balance as of December 31, 2011	$(56,269)	$(20,910)	$(6,164)	$(1,877)	$(85,220)
Net refunds (collections) of 2010 revenue deferrals and accruals, including interest	22,980	7,118	448	(71)	30,475
Net revenue deferrals for the nine months ended September 30, 2012	(22,334)	(15,680)	(9,350)	(6,550)	(53,914)
Net accrued interest payable for the nine months ended September 30, 2012	(1,271)	(565)	(354)	(119)	(2,309)
Balance as of September 30, 2012	$(56,894)	$(30,037)	$(15,420)	$(8,617)	$(110,968)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	ITCTransmission	METC	ITC Midwest	ITC Great Plains	Total
Current assets	$220	$1,190	$4,533	$1,324	$7,267
Non-current assets	1	424	1,122	378	1,925
Current liabilities	(27,858)	(12,170)	(9,015)	(2,793)	(51,836)
Non-current liabilities	(29,257)	(19,481)	(12,060)	(7,526)	(68,324)
Balance as of September 30, 2012	$(56,894)	$(30,037)	$(15,420)	$(8,617)	$(110,968)
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
4.    INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $41.0 million (net of accumulated amortization of $17.4 million) as of September 30, 2012.
We have also recorded intangible assets for payments made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $4.3 million (net of accumulated amortization of $0.2 million) as of September 30, 2012.
During the three months ended September 30, 2012 and 2011, we recognized $0.8 million of amortization expense of our intangible assets and $2.3 million for the nine months ended September 30, 2012 and 2011. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2012 to be $3.1 million per year.

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
The interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 10-year period beginning July 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of September 30, 2012, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2012, the fair value of the derivative instruments was a liability of $33.3 million recorded in other current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
ITC Midwest
ITC Midwest closed on the $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 on January 19, 2012. The proceeds from the issuance were used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. All of ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.
On May 31, 2012, ITC Midwest entered into a new unsecured, unguaranteed revolving credit agreement, under which ITC Midwest may borrow up to $175.0 million. The new revolving credit agreement replaced ITC Midwest’s two existing revolving credit agreements, dated January 29, 2008 and February 11, 2011, respectively, which were scheduled to mature on January 29, 2013 and February 11, 2013, respectively.
ITC Holdings
On August 23, 2012, ITC Holdings entered into a new unsecured, unguaranteed term loan credit agreement, under which ITC Holdings borrowed $200.0 million, which is recorded in current liabilities as of September 30, 2012. The loan bears interest at a rate equal to LIBOR plus an applicable margin of 1% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, subject to adjustments based on ITC Holdings’ credit rating. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings' revolving credit agreement. The term loan is scheduled to mature on August 23, 2013. The weighted-average interest rate on the borrowing outstanding under the agreement was 1.2% at September 30, 2012.

Revolving Credit Agreements
At September 30, 2012, ITC Holdings and its Regulated Operating Subsidiaries had the following revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$4.2	$195.8	2.0%	(c)	0.25%	5 years	May 2016
ITCTransmission	100.0	57.9	42.1	1.4%	(d)	0.125%	5 years	May 2016
METC	100.0	75.4	24.6	1.3%	(e)	0.125%	5 years	May 2016
ITC Midwest	175.0	89.7	85.3	1.2%	(f)	0.10%	5 years	May 2017
ITC Great Plains	150.0	87.1	62.9	2.0%	(g)	0.30%	4 years	February 2015
Total	$725.0	$314.3	$410.7
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.75%, subject to adjustments based on ITC Holdings’ credit rating.

(d)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.15% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.15%, subject to adjustments based on ITCTransmission’s credit rating.

(e)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.15% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.15%, subject to adjustments based on METC’s credit rating.

(f)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.00% or at a base rate, which is defined as the higher of prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, subject to adjustments based on ITC Midwest’s credit rating.

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
6.     STOCKHOLDERS’ EQUITY
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014, although the agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the

SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-163716) filed on December 14, 2009 with the SEC. No shares have been issued under this agreement.
7.     SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
On May 22, 2012, pursuant to the Second Amended and Restated 2006 Long-Term Incentive Plan ("LTIP"), we granted 358,160 options to purchase shares of our common stock with an exercise price of $70.76 per share, which was the closing price of our common stock on the date of grant. The options vest in three equal annual installments with the first installment vesting on May 22, 2013. In addition, on May 22, 2012, we granted 114,862 shares of restricted stock at fair value of $70.76 per share. Holders of restricted stock have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock vests three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the LTIP).
Stock Option Exercises
We issued 108,693 and 543,775 shares of our common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, due to the exercise of stock options.

8.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three and nine months ended September 30, 2012 and 2011 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2012	2011	2012	2011
Numerator:
Net income	$51,183	$44,024	$139,620	$129,022
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(19,446)	(18,087)	(55,684)	(52,276)
Undistributed earnings	31,737	25,937	83,936	76,746
Percentage allocated to common shares (b)	98.7%	98.3%	98.7%	98.2%
Undistributed earnings — common shares	31,324	25,496	82,845	75,365
Add: dividends declared — common shares	19,213	17,796	54,971	51,367
Numerator for basic and diluted earnings per common share	$50,537	$43,292	$137,816	$126,732
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,863,727	50,409,373	50,748,257	50,192,675
Incremental shares for stock options and employee stock purchase plan	745,972	769,949	754,437	781,467
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,609,699	51,179,322	51,502,694	50,974,142
Per common share net income:
Basic	$0.99	$0.86	$2.72	$2.52
Diluted	$0.98	$0.85	$2.68	$2.49
____________________________

(a)	Includes dividends paid in the form of shares for deferred stock units.

(b)	Weighted-average common shares outstanding	50,863,727	50,409,373	50,748,257	50,192,675
	Weighted-average restricted shares and deferred stock units (participating securities)	644,233	893,459	677,070	895,326
	Total	51,507,960	51,302,832	51,425,327	51,088,001
	Percentage allocated to common shares	98.7%	98.3%	98.7%	98.2%
At September 30, 2012 and 2011, we had 2,344,578 and 2,115,232 outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and nine months ended September 30, 2012 and 2011, 565,956 and 215,188 anti-dilutive stock options were excluded from the diluted earnings per share calculations, respectively.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $7.0 million to the defined benefit retirement plan in June 2012. We do not expect to make any additional contributions in 2012.

We also have two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We contributed $4.7 million to these supplemental nonqualified, noncontributory, retirement benefit plans in June 2012. We do not expect to make any additional contributions in 2012.
Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$1,040	$896	$3,120	$2,688
Interest cost	647	614	1,942	1,843
Expected return on plan assets	(569)	(474)	(1,708)	(1,422)
Amortization of prior service cost	(11)	(10)	(32)	(31)
Amortization of unrecognized loss	868	652	2,603	1,956
Net pension cost	$1,975	$1,678	$5,925	$5,034
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $1.0 million to the postretirement benefit plan in June 2012. We expect to contribute up to an additional $3.4 million to the postretirement benefit plan in December 2012.
Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$1,358	$858	$4,075	$2,573
Interest cost	388	321	1,164	964
Expected return on plan assets	(254)	(184)	(762)	(553)
Amortization of prior service cost	31	78	93	235
Amortization of unrecognized loss	134	55	401	165
Net postretirement cost	$1,657	$1,128	$4,971	$3,384
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.7 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $2.4 million and $2.3 million for the nine months ended September 30, 2012 and 2011.
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

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$18,121	$9,115	$—
Mutual funds — fixed income securities	21,232	—	—
Mutual funds — equity securities	1,602	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(33,295)	—
Total	$40,955	$(24,180)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$15,004	$34,246	$—
Mutual funds — fixed income securities	15,551	—	—
Mutual funds — equity securities	1,107	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(24,258)	—
Total	$31,662	$9,988	$—
As of September 30, 2012 and December 31, 2011, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis.
The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. Our Level 1 investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The cash and cash equivalents that are classified as a Level 2 investment consist of deposits held with financial institutions that are then invested by the financial institution in money market mutual funds and common and collective trusts that are administered similar to money market funds. The underlying money market funds and common and collective trusts are recorded at cost plus accrued interest.
The liabilities related to derivatives consist of interest rate swaps discussed in Note 5. The fair value of our interest rate swap derivatives as of September 30, 2012 and December 31, 2011 is determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2012. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2011 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and our term loan credit agreement, was $3,042.4 million and $2,862.6 million at September 30, 2012 and December 31, 2011, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and our term loan credit agreement, was $2,544.3 million and $2,444.0 million at September 30, 2012 and December 31, 2011, respectively.
Revolving Credit Agreements and Term Loan Credit Agreement
At September 30, 2012 and December 31, 2011, we had a consolidated total of $514.3 million and $201.1 million, respectively, outstanding under our revolving credit agreements and term loan credit agreement, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Trade Accounts Receivables and Payables
As of September 30, 2012, our accounts receivable and accounts payable balances approximate fair value due to their short term nature.
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2012 is estimated to be approximately $13.1 million, which includes approximately $3.7 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.0 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) have conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On September 30, 2011, the FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition which requires adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. On October 31, 2011, ITC Holdings and ITC Midwest filed a request for hearing with the FERC to contest the findings relating to the accounting treatment for the acquisition, which was granted. On May 11, 2012, the FERC issued an order that upheld the FERC audit staff position regarding the accounting treatment for the acquisition. As a result, ITC Midwest filed a compliance plan in July 2012 that calculates the effect on its revenue requirements. On September 28, 2012, ITC Midwest filed a refund report with the FERC including the amount expected to be refunded in the 2013 rates.
ITCTransmission and METC have applied an accounting treatment for their respective acquisitions similar to ITC Midwest, and ITCTransmission and METC expect to file compliance plans with FERC subsequent to FERC accepting the refund methodology in the ITC Midwest compliance plan. As a result of the FERC order, ITC Midwest, ITCTransmission and METC recorded an aggregate estimated liability for the refund and related interest of $13.1 million during the second quarter of 2012, which includes the amounts from the refund report filed with the FERC described above. The estimate of the regulatory liability was recorded in other current liabilities and consisted of a reduction in revenues of $11.0 million, a reduction of AFUDC equity of $0.9 million and an increase in interest expense of $1.2 million accrued through September 30, 2012 in these condensed consolidated financial statements, which resulted in a total reduction of net income after tax of $8.4 million for the nine months ended September 30, 2012. The refund amounts are limited to 2010 and earlier periods and remain subject to FERC acceptance. We do not believe the ultimate resolution of this matter will differ materially from the estimates recorded during the second quarter of 2012.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the Iowa Utilities Board (“IUB”) before construction of the project could commence, but due to the IUB’s case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. The Minnesota Public Utilities Commission is monitoring the status of the project, and ITC Midwest is providing it with periodic status updates about the project and other information about transmission system conditions, as requested in a May 15, 2012 Order. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline and will continue to pursue completion of the project using our commercially reasonable best efforts. Therefore, we believe the likelihood of any material effect from this matter is remote.
Nonconsolidated Variable Interest Entity
In April 2012, we executed a new agreement with Utility Lines Construction Services, Inc. (“ULCS”), which is a division of Asplundh Tree Expert Co., to perform the majority of maintenance for all of our Regulated Operating Subsidiaries. The agreement between us and ULCS contains a variable component related to a cost-plus arrangement which is a consideration for consolidation; however, we are not the primary beneficiary of the variable interest under the agreement. Additionally, we are not subject to risk of loss from ULCS’ operations and have not provided, nor will we provide, any significant financial support other than contractual payments. We have evaluated the agreement for possible consolidation, including review of qualitative factors such as the length and terms of the agreement, and have concluded that ULCS is not required to be consolidated in our condensed consolidated financial statements.
13.    ENTERGY TRANSACTION
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements ("transaction agreements") under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”). Entergy’s electric transmission business consists of approximately 15,800 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC

Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger and assumed under the acquisition. Completion of the transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings’ shareholders.
For the three and nine months ended September 30, 2012, we expensed external legal, advisory and financial services fees of $5.6 million and $12.1 million, respectively, and certain internal labor and related costs of approximately $1.9 million and $5.4 million, respectively, related to the Entergy Transaction recorded primarily within general and administrative expenses. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
Per the transaction agreements, prior to completion of the Entergy Transaction, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice and, if elected, a one-time special dividend to ITC Holdings' pre-merger shareholders in accordance with the transaction agreements. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level in the foreseeable future.
14.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Regulated Operating Subsidiaries	$214,821	$191,320	$608,950	$555,838
ITC Holdings and other	151	142	455	334
Intercompany eliminations	(171)	(159)	(516)	(385)
Total Operating Revenues	$214,801	$191,303	$608,889	$555,787

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Regulated Operating Subsidiaries	$111,849	$89,733	$307,067	$269,672
ITC Holdings and other	(32,328)	(23,055)	(90,756)	(69,484)
Total Income Before Income Taxes	$79,521	$66,678	$216,311	$200,188

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Regulated Operating Subsidiaries (a)	$69,537	$55,911	$190,576	$164,444
ITC Holdings and other	51,183	44,024	139,620	129,022
Intercompany eliminations	(69,537)	(55,911)	(190,576)	(164,444)
Total Net Income	$51,183	$44,024	$139,620	$129,022

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2012	2011
Regulated Operating Subsidiaries	$5,286,512	$4,711,274
ITC Holdings and other	3,145,217	2,845,182
Reconciliations / Intercompany Eliminations (b)	(3,050,557)	(2,733,090)
Total Assets	$5,381,172	$4,823,366
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2011, and the following:

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
OVERVIEW
Through our Regulated Operating Subsidiaries, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to upgrade the transmission networks to support new generating resources interconnecting to our transmission systems. We also are pursuing development projects not within our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the nine months ended September 30, 2012 or may affect future results include:

•
Our capital investment of $626.2 million at our Regulated Operating Subsidiaries ($173.6 million, $113.6 million, $266.1 million and $72.9 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the nine months ended September 30, 2012, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and borrowings under our revolving credit agreements and term loan credit agreement in 2012 and 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•
Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, described below under “Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral”;

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”) as discussed below under “Capital Project Updates and Other Recent Developments.” For the three and nine months ended September 30, 2012, we expensed external legal, advisory and financial services fees of $5.6 million and $12.1 million, respectively, and certain internal labor costs of approximately $1.9 million and $5.4 million, respectively, related to the Entergy Transaction recorded within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013; and

•
Recognition of the estimated refund obligation at our MISO Regulated Operating Subsidiaries for the FERC audit of ITC Midwest, as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in April 2012. Through September 30, 2012, ITCTransmission has invested $135.2 million in the Thumb Loop Project. We estimate ITCTransmission will invest approximately $510 million to complete construction of the project.
ITC Great Plains
KETA Project
The KETA Project is a 225-mile transmission line that will run between Spearville, Kansas and Axtell, Nebraska. The portion of the transmission line that ITC Great Plains is responsible for constructing will run approximately 174 miles and the first phase was completed in June 2012. Through September 30, 2012, ITC Great Plains has invested $145.6 million in the KETA Project. We estimate ITC Great Plains will invest approximately $160 million to complete construction of its portion of the project.
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing approximately a 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. Through September 30, 2012, ITC Great Plains has invested $15.6 million in the Kansas V-Plan Project and construction commenced in October 2012. We estimate that ITC Great Plains will invest approximately $300 million to complete construction of its portion of the project.
Regulatory Assets
As of September 30, 2012, we have recorded a total of $14.0 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized a regulatory asset for the Kansas V-Plan Project of $2.0 million and a corresponding reduction to operating expenses, which increased net income by $1.3 million. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates.
Development Bonuses
During the third quarter of 2012, we recognized general and administrative expenses of $2.0 million for bonuses for the successful completion of the Hugo to Valliant Project and the first phase of the KETA Project. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
North Central Region Development
The Green Power Express project consists of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. After the announcement of the Green Power Express project, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure and implemented its Multi-Value Project (“MVP”) cost allocation methodology. MISO’s RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, portions of Iowa, southwest Wisconsin, and northeast Missouri.
Green Power Express has certain FERC-authorized transmission investment incentives, including the establishment of a regulatory asset for start-up and development costs of Green Power Express and certain pre-construction costs for the project to be recovered pursuant to a future FERC filing. The amount of future capital expenditures by Green Power Express, if any, is currently unknown.
The total development expenses through September 30, 2012 at Green Power Express that may be recoverable through regulatory assets were approximately $5.5 million, which have been recorded to expenses in the periods in which they were incurred. If in a future reporting period it becomes probable that future revenues will result from the authorization to recover these development expenses, we will recognize the regulatory assets. No regulatory assets or construction work in progress for Green Power Express have been recorded as of September 30, 2012.
Entergy Transaction
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements ("transaction agreements") under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Entergy’s electric transmission business consists of approximately 15,800 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the mid-south.
The Entergy Transaction would expand our network across the entire middle of the continental United States from the Great Lakes to the Gulf Coast. It will approximately double our asset base, add sizable new markets to our operating and development portfolio, and diversify and enhance growth prospects through an expanded footprint.

The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization which will not exceed $700 million and which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness will be assumed by us upon completion of the transaction.
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
Per the transaction agreements, prior to completion of the Entergy Transaction, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice and, if elected, a one-time special dividend to ITC Holdings' pre-merger shareholders in accordance with the transaction agreements. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level in the foreseeable future.
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
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission’s rate freeze revenue deferral resulted from the regulatory authority to bill and collect certain revenue requirements calculated for historical periods. This revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $5.0 million relating to the rate freeze revenue deferral were recognized in January through May 2011 which resulted in a reduction to after-tax net income of approximately $3.2 million in the nine months ended September 30, 2012 compared to 2011.

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
The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2012			2011			2010
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,264	6,145	2,789	7,326	6,045	2,777	7,255	5,947	2,838
February	6,919	5,754	2,592	7,261	6,058	2,854	6,998	5,800	2,782
March	6,941	5,708	2,437	6,946	5,715	2,520	6,620	5,376	2,517
April	6,403	5,083	2,264	6,483	5,416	2,458	6,501	5,112	2,425
May	8,947	6,461	2,665	10,119	7,239	2,773	9,412	7,240	3,052
June	11,676	8,627	3,459	11,488	8,231	3,403	9,722	7,128	3,207
July	12,222	9,358	3,643	12,321	9,389	3,621	11,451	8,498	3,422
August	11,087	8,520	3,477	11,158	8,538	3,614	11,082	8,422	3,399
September	9,094	7,308	3,411	11,288	7,966	3,466	10,817	7,353	2,804
October				6,642	5,479	2,559	6,725	5,414	2,447
November				7,101	6,061	2,556	6,930	5,734	2,674
December				7,206	6,071	2,734	7,824	6,526	2,928
Total				105,339	82,208	35,335	101,337	78,550	34,495
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

Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources, as well as the Entergy Transaction. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that will position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. Additionally, construction work in progress balances for our KETA Project and Kansas V-Plan Project are included in rate base prior to being placed in service, and are expected to result in significant revenues in 2012 compared to 2011.
Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve system accessibility for all generation resources. The Energy Policy Act of 2005 requires the FERC to implement mandatory electric transmission reliability standards to be enforced by an Electric Reliability Organization. Effective June 2007, the FERC approved mandatory adoption of certain reliability standards and approved enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.
On October 7, 2010, the NERC issued a recommendation for transmission owners to inspect their transmission systems in order to verify their facility ratings methodology is based on actual field conditions. Each of our MISO Regulated Operating Subsidiaries is assessing its system as a response to the recommendation. There are likely to be costs associated with the assessment and potential system modifications to mitigate instances where actual field conditions necessitate a facility rating that is unacceptable to the reliable operation of the transmission system. The costs and timing for any mitigation will be determined after the assessment is completed, and the appropriate mitigation is planned and may result in significant operating expenses and/or capital investment. These operating expenses and capital investments would be recovered through higher revenue requirements under the cost-based formula rates of our MISO Regulated Operating Subsidiaries.
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or to increase import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals, such as renewable generation portfolio standards. The following table shows our expected and actual capital investment for each of the Regulated Operating Subsidiaries and our development initiatives:

		Actual Capital	Forecasted Capital
	Five-Year Capital	Investment for the	Investment for the
(in millions)	Investment Program	nine months ended	year ending
Source of Investment	2012-2016 (a)	September 30, 2012 (b)	December 31, 2012
ITCTransmission	$739	$173.6	$210 — 220
METC	581	113.6	150 — 160
ITC Midwest	1,128	266.1	320 — 335
ITC Great Plains (c)	343	72.9	100 — 110
Development (d)	1,390	—	—
Total	$4,181	$626.2	$780 — 825
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

(c)	ITC Great Plains’ investment program includes the KETA Project, Kansas V-Plan Project and Hugo-to-Valliant Project.

(d)	Includes expenditures to construct various development projects such as our portions of the four MISO MVPs.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2012	2011	(decrease)	(decrease)	2012	2011	(decrease)	(decrease)
OPERATING REVENUES	$214,801	$191,303	$23,498	12.3%	$608,889	$555,787	$53,102	9.6%
OPERATING EXPENSES
Operation and maintenance	31,544	37,365	(5,821)	(15.6)%	90,314	92,486	(2,172)	(2.3)%
General and administrative	27,906	19,046	8,860	46.5%	78,791	54,915	23,876	43.5%
Depreciation and amortization	27,466	23,898	3,568	14.9%	78,453	70,338	8,115	11.5%
Taxes other than income taxes	14,721	12,456	2,265	18.2%	44,186	39,620	4,566	11.5%
Other operating (income) and expenses — net	(190)	(295)	105	(35.6)%	(586)	(611)	25	(4.1)%
Total operating expenses	101,447	92,470	8,977	9.7%	291,158	256,748	34,410	13.4%
OPERATING INCOME	113,354	98,833	14,521	14.7%	317,731	299,039	18,692	6.3%
OTHER EXPENSES (INCOME)
Interest expense	38,924	37,248	1,676	4.5%	116,918	110,002	6,916	6.3%
Allowance for equity funds used during construction	(5,622)	(4,469)	(1,153)	25.8%	(15,800)	(12,078)	(3,722)	30.8%
Other income	(884)	(1,417)	533	(37.6)%	(2,171)	(2,136)	(35)	1.6%
Other expense	1,415	793	622	78.4%	2,473	3,063	(590)	(19.3)%
Total other expenses (income)	33,833	32,155	1,678	5.2%	101,420	98,851	2,569	2.6%
INCOME BEFORE INCOME TAXES	79,521	66,678	12,843	19.3%	216,311	200,188	16,123	8.1%
INCOME TAX PROVISION	28,338	22,654	5,684	25.1%	76,691	71,166	5,525	7.8%
NET INCOME	$51,183	$44,024	$7,159	16.3%	$139,620	$129,022	$10,598	8.2%
Operating Revenues
Three months ended September 30, 2012 compared to three months ended September 30, 2011
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2012		2011		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$171,703	79.9%	$160,933	84.1%	$10,770	6.7%
Regional cost sharing revenues	30,821	14.3%	22,599	11.8%	8,222	36.4%
Point-to-point	4,859	2.3%	4,416	2.3%	443	10.0%
Scheduling, control and dispatch	4,408	2.1%	2,186	1.1%	2,222	101.6%
Other	3,010	1.4%	1,169	0.7%	1,841	157.5%
Total	$214,801	100.0%	$191,303	100.0%	$23,498	12.3%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2012 as compared to the same period in 2011. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses.
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

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2012		2011		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$491,312	80.7%	$467,360	84.1%	$23,952	5.1%
Regional cost sharing revenues	85,537	14.0%	62,638	11.3%	22,899	36.6%
Point-to-point	13,446	2.2%	12,127	2.2%	1,319	10.9%
Scheduling, control and dispatch	11,487	1.9%	9,014	1.6%	2,473	27.4%
Other	7,107	1.2%	4,648	0.8%	2,459	52.9%
Total	$608,889	100.0%	$555,787	100.0%	$53,102	9.6%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in net revenue requirements was due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final amortization of the ITCTransmission rate freeze revenue deferral in May 2011 and the recognition of the FERC audit refund totaling $11.0 million during the second quarter of 2012 as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
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
Operating revenues for the nine months ended September 30, 2012 include the network revenue deferrals and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
				ITC	ITC Great	net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferrals
	(in thousands)
1	Estimated net revenue requirement (a)	$177,989	$146,728	$175,501	$2,066
2	Network revenues billed (b)	198,297	155,234	184,908	3,170
3	Network revenue deferrals (line 1 — line 2)	(20,308)	(8,506)	(9,407)	(1,104)
4	Regional cost sharing revenue accruals (deferrals) (c)	(2,026)	(7,174)	57	(5,446)
5	Total net revenue deferrals (line 3 + line 4)	$(22,334)	$(15,680)	$(9,350)	$(6,550)	$(53,914)
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

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2012 of $2.188 per kW/month, $2.409 per kW/month and $6.797 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2010 true-up adjustments. The rates for 2012 include amounts for the collection and refund of the 2010 revenue accruals and deferrals and related accrued interest and the revenues billed in 2012 associated with the 2010 revenue accruals and deferrals are not included in these amounts. On August 31, 2012, ITCTransmission's projected network rate of $2.147 per kW/month, METC's projected network rate of $2.5263 per kW/month and ITC Midwest's projected network rate of $7.805 per kW/month, in each case for the period from January 1, 2013 through December 31, 2013, were posted by MISO. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement. ITC Great Plains' projected revenue requirement of $44,150,946 for the period from January 1, 2013 through December 31, 2013 was posted by SPP on August 31, 2012.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2012 compared to three months ended September 30, 2011
Operation and maintenance expenses decreased by $2.6 million due to a decrease in expenses associated with transmission overhead lines surveys, $2.6 million due to lower field and site maintenance expenses, $1.4 million due to lower tower maintenance expenses and $1.0 million due to lower relay work for certain preventative maintenance activities. These decreases were partially offset by a $1.8 million increase due to higher vegetation management requirements.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
Operation and maintenance expenses decreased by $3.9 million due to lower field and site maintenance expenses, $2.7 million due to lower relay work for certain preventative maintenance activities, $1.5 million due to lower substation maintenance expenses, $0.8 million due to lower tower maintenance expenses and $0.8 million due to a decrease in expenses associated with transmission overhead lines surveys. These decreases were partially offset by a $7.9 million increase due to higher vegetation management requirements.
General and administrative expenses
Three months ended September 30, 2012 compared to three months ended September 30, 2011
General and administrative expenses increased due to legal, advisory and consulting services for the Entergy Transaction of $5.6 million, higher compensation-related expenses of $2.3 million partially due to development bonuses paid in the third quarter and higher professional services of $1.2 million.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
General and administrative expenses increased due to legal, advisory and financial services fees for the Entergy Transaction of $12.1 million, higher compensation-related expenses of $5.1 million partially due to development bonuses paid during the third quarter, $2.1 million due to the recognition of the Kansas V-Plan Project regulatory asset which reduced expenses in 2011 and did not reoccur in 2012, higher general business expenses of $2.0 million primarily related to increased information technology support and $1.6 million due to higher professional services.
Depreciation and amortization expenses
Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2011 capital additions, which are included in the assessments for 2012 personal property taxes.
Other Expenses (Income)
Three months ended September 30, 2012 compared to three months ended September 30, 2011
Interest expense increased due primarily to additional interest expense associated with higher borrowing levels under our revolving credit agreements and term loan credit agreement.
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher capital expenditures during the period.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
Interest expense increased due primarily to additional interest expense associated with higher borrowing levels under our revolving credit agreements and term loan credit agreement in addition to the issuance of ITC Midwest’s $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 in January 2012. In addition, the increase is partly attributable to the recognition of interest expense related to the FERC audit refund during the second quarter of 2012 as discussed in Note 12 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
AFUDC equity increased due primarily to higher capital expenditures during the period.
Income Tax Provision
Three months ended September 30, 2012 compared to three months ended September 30, 2011
Our effective tax rates for the three months ended September 30, 2012 and 2011 were 35.6% and 34.0%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $1.8 million (net of federal deductibility) during the three months ended September 30, 2012, compared to a state income tax provision of $0.5 million (net of federal deductibility) for the three months ended September 30, 2011.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 35.5%. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduces the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $4.2 million (net of federal deductibility) during the nine months ended September 30, 2012, compared to a state income tax provision of $4.1 million (net of federal deductibility) for the nine months ended September 30, 2011.
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

As described in Note 5 to the condensed consolidated financial statements, in 2012, we entered into a new revolving credit agreement at ITC Midwest for $175.0 million and a new term loan credit agreement for $200.0 million at ITC Holdings. The new revolving credit agreement and term loan credit agreement increased our borrowing capacity by $259.0 million. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively. As of September 30, 2012, we had consolidated indebtedness under our revolving credit agreements and term loan credit agreement of $514.3 million, with unused capacity under the agreements of $410.7 million.

As of September 30, 2012, we have approximately $650 million of debt maturing within one year at ITC Holdings and ITCTransmission. The maturing debt is expected to be refinanced with long-term debt. In addition, for our long-term capital requirements and the funding of the anticipated $700 million recapitalization in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements, as needed, in amounts and upon terms that will be reasonably satisfactory to us.
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
____________________________

(a)
On December 5, 2011, Standard and Poor’s Financial Services upgraded the credit ratings of ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains debt. All of the ratings have a stable outlook.

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
Cash Flows From Operating Activities
Net cash provided by operating activities was $258.4 million and $286.6 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash provided by operating activities was due primarily to an increase in payments of operating expenses of $39.8 million, including legal, advisory, consulting and financial services fees for the Entergy Transaction during the nine months ended September 30, 2012 compared to the same period in 2011. These decreases were partially offset by a decrease in interest payments (net of interest capitalized) of $14.4 million and an increase in cash received for operating revenues of $3.6 million.

Cash Flows From Investing Activities
Net cash used in investing activities was $643.0 million and $391.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment as we executed our capital investment plan described under “— Overview — Capital Investment and Operating Results Trends.”
Cash Flows From Financing Activities
Net cash provided by financing activities was $356.3 million and $57.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash provided by financing activities was due primarily to the proceeds of $100.0 million received from the issuance of ITC Midwest's 3.50% First Mortgage Bonds, Series E, the net increase of $233.0 million in amounts outstanding under our revolving credit agreements and term loan credit agreement. These increases were partially offset by higher net payments of $19.8 million associated with refundable deposits for transmission network upgrades as well as a decrease of $13.2 million due to the issuance of common stock upon exercise of outstanding options during the nine months ended September 30, 2012 as compared to the same period in 2011.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2011. There have been no material changes to that information during the nine months ended September 30, 2012, other than amounts borrowed under our revolving credit agreements, the ITC Holdings term loan credit agreement and the issuance on January 19, 2012 of $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 by ITC Midwest as described in Note 5 to the condensed consolidated financial statements which were not included in the contractual obligations table as of December 31, 2011.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2011 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2012.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and our term loan credit agreement, was $3,042.4 million at September 30, 2012. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and our term loan credit agreement, was $2,544.3 million at September 30, 2012. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and our term loan credit agreement, at September 30, 2012. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at September 30, 2012 would decrease the fair value of debt by $62.6 million, and a decrease in interest rates of 10% at September 30, 2012 would increase the fair value of debt by $66.6 million at that date.

Revolving Credit Agreements and Term Loan Credit Agreement
At September 30, 2012, we had a consolidated total of $514.3 million outstanding under our revolving credit agreements and term loan credit agreement, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2012 would increase or decrease the total interest expense by $0.7 million, respectively, for an annual period on a constant borrowing level of $514.3 million.
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
Other
As described in our Form 10-K for the fiscal year ended December 31, 2011, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2012.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 2012	567	$72.41	—	—
August 2012	16,474	71.75	—	—
September 2012	1,541	73.49	—	—
Total	18,582	$71.92	—	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
2.3
Amendment No. 1 to the Merger Agreement, dated as of September 21, 2012, among Entergy Corporation, Mid South TransCo LLC, Registrant and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (filed with Registrant's Registration Statement on Form S-4 filed on September 25, 2012)

2.4
Amendment No. 1 to the Separation Agreement, dated as of September 24, 2012, among Entergy Corporation, Registrant, Mid South TransCo LLC, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Energy New Orleans, Inc. Entergy Texas, Inc. and Entergy Services, Inc. (filed with Registrant's Registration Statement on Form S-4 filed on September 25, 2012)

10.106
Term Loan Credit Agreement, dated August 23, 2012, among Registrant, various financial institutions and other persons from time to time parties hereto, as the Lenders, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Deutsche Bank Securities, Inc., as syndication agents and Wells Fargo Bank, National Association, as documentation agent (filed with Registrant's Form 8-K filed on August 27, 2012)

10.107
Amendment and Restatement of the April, 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC as Transmission Provider and Consumers Energy Company as Local Distribution Company, approved and effective September 25, 2012 as of June 1, 2012

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
Dated: October 24, 2012

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)