Form 10-K
period 2012-12-31
ITC Holdings Corp.
filed 2013-03-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2012 was approximately $3.5 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 26, 2013 was 52,272,984.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2012

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•	“Entergy Transaction” are references to the transaction whereby the electric transmission business of Entergy will be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“ICC” are references to the Illinois Commerce Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

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
Development of Business
We are actively developing transmission infrastructure required to meet reliability needs and emerging long-term energy policy. Our long-term growth plan includes continued investment in current transmission systems, generator interconnections, and our ongoing development projects. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our long-term capital investment program totaling $4.2 billion for the period 2012 through 2016. In addition, we have entered into definitive agreements whereby the electric transmission business of Entergy will be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings as discussed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Project Updates and Other Recent Developments.” Finally, refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors — Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease expected rate base and therefore our expected revenues and earnings. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”
Current Transmission Systems
We expect to invest approximately $1.6 billion from 2012 through 2016 at our Regulated Operating Subsidiaries in order to maintain and replace the current transmission infrastructure, enhance system integrity and reliability and accommodate load growth.
Network Upgrades to Support Generator Interconnections
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
Based on the anticipated growth of generating resources, we also foresee the need to construct additional transmission facilities that will provide interconnection opportunities for generating facilities. The backbone transmission network, transmission for wind interconnection and transmission for interconnection of other generating facilities may provide additional investment opportunities.
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
South Central Region
We have pursued the opportunity to invest in certain transmission projects in Kansas and Oklahoma, through ITC Great Plains. Two of these projects, the KETA Project consisting of a transmission line that runs between Spearville, Kansas and Axtell, Nebraska, and the Hugo to Valliant Project in Oklahoma, were completed and placed in-service in 2012.
A third project, known as the Kansas V-Plan Project, which consists of a transmission line running from the Spearville substation to Medicine Lodge, Kansas, is currently under construction.
North Central Region
In 2009, we announced the Green Power Express project, consisting of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. Since the announcement of the Green Power Express project, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure and implemented its Multi-Value Project (“MVP”) cost allocation methodology that better aligns the costs of MVPs with the benefits associated with them. MISO’s RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, portions of Iowa, southwest Wisconsin, and northeast Missouri.
We continue to explore other opportunities to advance segments of our Green Power Express project, or similar RGOS projects, through the MISO MVP process.
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
Maintenance
We develop and track preventive maintenance plans to promote safe and reliable systems. By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability. Our Regulated Operating Subsidiaries contract with Utility Lines Construction Services, Inc. (“ULCS”), which is a division of Asplundh Tree Expert Co., to perform the majority of their maintenance. The agreement with ULCS provides us with access to an experienced and scalable workforce with knowledge of our system at an established rate.
Real Time Operations
System Operations. From our operations facility in Novi, Michigan, transmission system operators continuously monitor the performance of the transmission systems of our Regulated Operating Subsidiaries, using software and communication systems to perform analysis to plan for contingencies and maintain security and reliability following any unplanned events on the system. Transmission system operators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.
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
Amended and Restated Distribution-Transmission Interconnection Agreement. The Amended and Restated Distribution-Transmission Interconnection Agreement (the “DT Interconnection Agreement”), dated April 1, 2001 and amended and restated most recently as of June 1, 2012, provides for the interconnection of Consumers Energy’s distribution system with METC’s transmission system and defines the continuing rights, responsibilities and obligations of the parties with respect to the use of certain of their own and the other party’s properties, assets and facilities. METC agrees to provide Consumers Energy interconnection service at agreed-upon interconnection points, and the parties have mutual responsibility for maintaining voltage and compensating for reactive power losses resulting from their respective services. The DT Interconnection Agreement is effective so long as any interconnection point is connected to METC, unless it is terminated earlier by mutual agreement of METC and Consumers Energy.
Amended and Restated Generator Interconnection Agreement. The Amended and Restated Generator Interconnection Agreement (the “Generator Interconnection Agreement”), dated as of April 29, 2002 and amended most recently effective as of December 1, 2012, specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets. The Generator Interconnection Agreement is effective either until it is replaced by any MISO-required contract, or until mutually agreed by METC and Consumers Energy to terminate, but not later than the date that all listed generators cease commercial operation.

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
Operations Services Agreement For 34.5 kV Transmission Facilities. ITC Midwest and IP&L entered into the Operations Services Agreement for 34.5 kV Transmission Facilities (the “OSA”), effective as of January 1, 2011, under which IP&L performs certain operations functions for ITC Midwest’s 34.5 kV transmission system on behalf of ITC Midwest. The OSA provides that when ITC Midwest upgrades 34.5 kV facilities to higher operating voltages it may notify IP&L of the change and the OSA is no longer applicable to those facilities. The OSA will remain in full force and effect until December 31, 2015 and will extend automatically from year to year thereafter until terminated by either party upon not less than one year prior written notice to the other party.
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
Maintenance Agreement. Midwest Energy, Inc. (“Midwest Energy”) and ITC Great Plains have entered into a maintenance agreement (the “Midwest Energy Agreement”) dated as of June 25, 2012. Pursuant to which Midwest Energy has agreed to perform various field operations and maintenance service related to ITC Great Plains facilities associated with the KETA project. The Midwest Energy Agreement has an initial term of three years with automatic three-year renewals unless terminated (1) due to a material breach by the non-terminating party following notice and failure to cure or (2) by mutual consent of the parties. Services must continue to be provided for at least six months subsequent to the termination date in any case.
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
In July 2011, the FERC issued Order No. 1000 (“Order 1000”) which amends certain existing transmission planning and cost allocation requirements to ensure that FERC-jurisdictional services are provided at just and reasonable rates and on a basis that is just and reasonable and not unduly discriminatory or preferential. With respect to transmission planning, Order 1000: (1) requires that each public utility transmission provider participate in a regional transmission planning process that produces a regional transmission plan; (2) requires that each public utility transmission provider amend its Open Access Transmission Tariff (“OATT”) to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; (3) removes from FERC-approved tariffs and agreements a federal right of first refusal (“ROFR”) for certain new transmission facilities; and (4) improves coordination between neighboring transmission planning regions for new interregional transmission facilities. Order 1000 could potentially lead to greater competition for certain future transmission projects, including within our current operating area. Both MISO and SPP made compliance filings in the last quarter of 2012 to implement the first three requirements of Order 1000 noted above.
Revenue Requirement Calculations and Cost Sharing for Projects with Regional Benefits
The cost based formula rates used by our Regulated Operating Subsidiaries continue to evolve to include revenue requirement calculations for various types of projects. Network revenues continue to be the largest component of revenues recovered through our formula rates. However, regional cost sharing revenues are growing as a result of projects that have been identified by MISO or SPP as having regional benefits, and therefore eligible for regional cost recovery under their tariff. Separate calculations of revenue requirement are performed for projects that have been approved for regional cost sharing and these separate calculations impact only which parties ultimately pay for the transmission services related to these projects and do not impact our financial results.
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
ITC Midwest
Iowa
Iowa Code ch. 478 provides that the IUB has the power of supervision over the construction, operation, and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa Code ch. 478 further provides that any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use. A city has the power, pursuant to Iowa Code ch. 364, to grant a franchise to erect, maintain and operate transmission facilities within the city, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.

ITC Midwest also is subject to the regulatory oversight of certain state agencies (including the Iowa Department of Natural Resources) and certain local authorities with respect to the issuance of environmental, highway, railroad, and similar permits.
Minnesota
The MPUC has jurisdiction over the construction, siting and routing of new transmission lines or upgrades of existing lines through Minnesota’s Certificate of Need and Route Permit Processes. Transmission companies are also required to participate in the State’s Biennial Transmission Planning Process and are subject to the state’s preventative maintenance requirements. Pursuant to Minnesota law, ITC Midwest has the right as an independent transmission company to condemn property in the State of Minnesota for the purpose of building new transmission facilities.
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
ITC Great Plains
Kansas
ITC Great Plains is a “public utility” in Kansas and an “electric utility” pursuant to state statutes. The KCC issued an order approving the issuance of a limited certificate of convenience to ITC Great Plains for the purposes of building, owning and operating SPP transmission projects in Kansas. In addition to its certificate of authority, the KCC has jurisdiction over the siting of electric transmission lines.
ITC Great Plains is also subject to the regulatory oversight of the Kansas Department of Health and Environment for compliance with all environmental standards and regulations relating to the construction phase of any transmission line.
Oklahoma
ITC Great Plains has approval from the OCC to operate in Oklahoma, pursuant to Oklahoma Statutes as an electric public utility providing only transmission services. The OCC does not exercise jurisdiction over the siting of any transmission lines.
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
Principal Customers
Our principal transmission service customers are Detroit Edison, Consumers Energy and IP&L, which accounted for approximately 26.7%, 25.6% and 27.0%, respectively, of our total operating revenues for the year ended December 31, 2012. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2012 revenue accruals and deferrals that were included in our 2012 operating revenues, but will not be billed to our customers until 2014. We have assumed that the revenues billed to these customers in 2014 would be in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2012. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
Competition
Each of our MISO Regulated Operating Subsidiaries is the only transmission system in its respective service area and, therefore, effectively has no competitors. However, the competitive environment may change due to the implementation of Order 1000. See further discussion of Order 1000 above under “Regulatory Environment — Federal Regulation.” For our subsidiaries focused on development opportunities for transmission investment in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by seeking regulatory approval to be named the party authorized to build new capital projects that we are also pursuing. Because our Regulated Operating Subsidiaries are currently the only transmission companies that are independent from electricity market participants, we believe we are best able to develop these projects in a non-discriminatory manner. However, there are no assurances we will be selected to develop projects that other entities are also pursuing.
Employees
As of December 31, 2012, we had 503 employees. We consider our relations with our employees to be good.

Environmental Matters
Our operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities for failing to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material effect on our results of operations, financial position or liquidity.
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
ITEM 1A.     RISK FACTORS.
Risks Related to Our Business
Certain elements of our Regulated Operating Subsidiaries’ cost recovery through rates can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with acquisitions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build two transmission projects intended to improve the reliability and efficiency of our electric transmission system. Specifically, ITC Midwest made commitments to use commercially reasonable best efforts to complete these projects prior to December 31, 2009 and 2011, respectively. In the event ITC Midwest is found to have failed to meet these commitments, the allowed 12.38% rate of return on the actual equity portion of ITC Midwest’s capital structure would be reduced to 10.39% until such time as ITC Midwest completes these projects, and ITC Midwest would refund with interest any amounts collected since the closing date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. The project that was required to be completed prior to December 31, 2009 was completed by that deadline. With respect to the second project, the 345 kV Salem-Hazleton line, certain regulatory approvals were needed from the IUB before construction of the project could commence, but due to the IUB’s case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline.
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

Each of our Regulated Operating Subsidiaries’ rate base, revenues and earnings are determined in part by additions to property, plant and equipment when placed in service. We anticipate making significant capital investments over the next several years which include estimated transmission network upgrades for generator interconnections. The amounts for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff for the project to qualify as a refundable network upgrade, among other factors. If our Regulated Operating Subsidiaries’ capital expenditures and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our Regulated Operating Subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.
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
We are also pursuing development projects for construction of transmission facilities and interconnections with generating resources. These projects may require regulatory approval by the FERC, applicable RTOs and state and local regulatory agencies. Failure to secure such regulatory approval for new strategic development projects could adversely affect our ability to grow our business and increase our revenues. If we fail to obtain these approvals when necessary, we may incur liabilities for such failure.
Changes in federal energy laws, regulations or policies could impact our business, financial condition, results of operations and cash flows.
The formula rate templates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements will be used by our Regulated Operating Subsidiaries for that purpose until and unless the FERC determines that such formula rates are unjust and unreasonable and that another rate is just and reasonable. Such a determination could result from challenges initiated at the FERC by interested parties, or by the FERC on its own initiative, in a proceeding under Section 206 of the FPA. An existing formula rate also could be replaced by a successful application initiated by any of our Regulated Operating Subsidiaries under Section 205 of the FPA. End-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially.
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
If amounts billed for transmission service for our Regulated Operating Subsidiaries’ transmission systems are lower than expected, or our actual revenue requirements are higher than expected, the timing of collection of our revenues would be delayed.
If amounts billed for transmission service are lower than expected, which could result from lower network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems due to a weak economy, changes in the nature or composition of the transmission assets of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our Regulated Operating Subsidiaries’ formula rate templates. In addition, if the revenue requirements of our Regulated Operating Subsidiaries are higher than expected, the timing of the collection of our Regulated Operating Subsidiaries' revenue requirements would likely be delayed until such circumstances are reflected through the true-up mechanism in our Regulated Operating Subsidiaries' expected, formula rate templates. The effect of such under-collection would be to reduce the amount of our available cash resources from what we had expected, until such under-collection is corrected through the true-up mechanism in the formula rate template, which may require us to increase our outstanding indebtedness, thereby reducing our available borrowing capacity, and may require us to pay interest at a rate that exceeds the interest to which we are entitled in connection with the operation of the true-up mechanism.
Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to Detroit Edison’s local distribution facilities. Detroit Edison accounted for approximately 75.0% of ITCTransmission’s total operating revenues for the year ended December 31, 2012 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. Detroit Edison is rated BBB+/stable and Baa1/positive by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for approximately 78.2% of METC’s total operating revenues for the year ended December 31, 2012 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB-/positive and Baa2/positive by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for approximately 80.0% of ITC Midwest’s total operating revenues for the year ended December 31, 2012 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated A-/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2012 revenue accrual and deferrals that were included in our 2012 operating revenues, but will not be billed to our customers until 2014. We have assumed that the revenues billed to these customers in 2014 would be in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2012.
Any material failure by Detroit Edison, Consumers Energy or IP&L to make payments for transmission services could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our Regulated Operating Subsidiaries enter into various agreements and arrangements with third parties to provide services for the operation of certain aspects of their businesses, which, if terminated could result in a shortage of a readily available workforce to provide these services. For example, ITC Midwest and IP&L have entered into the Operations Services Agreement For 34.5 kV Transmission Facilities (the “OSA”), under which IP&L performs certain operations functions for ITC Midwest’s 34.5 kV transmission system. The OSA’s term is from January 1, 2011 until December 31, 2015, and by its terms will remain in full force and effect from year to year thereafter until terminated by either party upon not less than one year’s prior written notice to the other party. If the OSA is terminated for any reason or at a time when ITC Midwest is unprepared for such termination, ITC Midwest may face difficulty finding a qualified replacement work force to provide such services, which could have an adverse effect on its ability to carry on its business and on its results of operations.
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
In addition, claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines. We cannot assure you that such claims will not be asserted against us or that, if determined in a manner adverse to our interests, such claims would not have a material effect on our business, financial condition and results of operations.
Our Regulated Operating Subsidiaries are subject to various regulatory requirements, including reliability standards; contract filing requirements; reporting, recordkeeping and accounting requirements; and transaction approval requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The various regulatory requirements to which we are subject include reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 to a maximum of $1.0 million per day, depending on the severity of the violation. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our Regulated Operating Subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Acts of war, terrorist attacks and threats, including cyber attacks or threats, or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition, results of operations and cash flows.
Acts of war, terrorist attacks and threats, including cyber attacks or threats, or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Strategic targets, such as energy related assets, including, for example, our Regulated Operating Subsidiaries’ transmission facilities and Detroit Edison’s, Consumers Energy’s and IP&L’s generation and distribution facilities, may be at risk of future terrorist attacks or threats, including cyber attacks or threats. In addition to the increased costs associated with heightened security requirements, such events may have a material effect on the economy in general. A lower level of economic activity could result in a decline in energy consumption, which may adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Structure and Financial Leverage
ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.
As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the stock and membership interests in our Regulated Operating Subsidiaries and our other subsidiaries, deferred tax assets and cash on hand. Our only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from time to time from our Regulated Operating Subsidiaries and our other subsidiaries and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ stockholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and our other subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. Our Regulated Operating Subsidiaries target a FERC-approved capital structure of 60% equity and 40% debt that may limit the ability of our Regulated Operating Subsidiaries to use net assets for the payment of dividends to ITC Holdings. While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. The payment of dividends is within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors deems relevant.
We are highly leveraged and our dependence on debt may limit our ability to fulfill our debt obligations and/or to obtain additional financing.
We are highly leveraged and our consolidated indebtedness consists of various outstanding debt securities and borrowings under various revolving and term loan credit agreements. This capital structure can have several important consequences, including, but not limited to, the following:

•
If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	We may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•
Our indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our Regulated Operating Subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for working capital, capital expenditures and the payment of dividends on our common stock.

•
In the event that we are liquidated, our senior or subordinated creditors and the senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

•
We currently have debt instruments outstanding with relatively short remaining maturities. Our ability to secure additional financing prior to or after these facilities mature, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. Additionally, the interest rates at which we might secure additional financings may be higher than our currently outstanding debt instruments or higher than forecasted at any point in time, which could adversely affect our business, financial condition, results of operations and cash flows.

•
Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and investments and pay other expenses planned by us and could affect our interest rate swap obligations which could adversely affect our business, financial condition, cash flows and results of operations.

We may incur substantial indebtedness in the future, including in connection with the Entergy Transaction. The incurrence of additional indebtedness would increase the leverage-related risks described above.

Certain provisions in our debt instruments limit our financial flexibility.
Our debt instruments include senior notes, secured notes, first mortgage bonds, and revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

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
Our debt instruments also require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.
Adverse changes in our credit ratings may negatively affect us.
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining our credit ratings. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay under our revolving and term loan credit agreements.
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
In addition, our revolving and term loan credit agreements provide that a change in a majority of ITC Holdings’ board of directors that is not approved by the current ITC Holdings directors or acquiring beneficial ownership of 35% or more of ITC Holdings outstanding common shares will constitute a default under those agreements.

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
The consummation of the Entergy Transaction is subject to numerous conditions, including (i) consummation of certain transactions and financings contemplated by the merger agreement and the separation agreement (such as the separation of Entergy’s transmission business from its distribution business), (ii) the receipt of ITC Holdings shareholder approval, and (iii) the receipt of certain regulatory approvals in a form that will not impose a burdensome condition on us or Entergy (as described in the merger agreement). We can make no assurances that the Entergy Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend management’s time and resources and incur expenses due to legal, advisory and financial services fees related to the Entergy Transaction. Governmental agencies may not approve the Entergy Transaction or the related transactions necessary to complete it, or may impose conditions to any such approval or require changes to the terms of the Entergy Transaction. Any such conditions or changes could have the effect of delaying completion of the Entergy Transaction, imposing costs on or limiting the revenues of the combined company following the Entergy Transaction or otherwise reducing the anticipated benefits of the Entergy Transaction. Any condition or change which results in a burdensome condition on Entergy’s transmission business and/or us under the merger agreement and might cause Entergy and/or us to restructure or terminate the Entergy Transaction or the related transactions.
If completed, the Entergy Transaction may not be successful or achieve its anticipated benefits.
If the Entergy Transaction is completed, we may not successfully realize anticipated growth opportunities or integrate our business and operations with the acquired transmission business and operations. After the Entergy Transaction, we will have significantly more revenue, expenses, assets and employees than we did prior to the Entergy Transaction. In the Entergy Transaction, we will also be assuming certain liabilities of Entergy's transmission business and taking on other obligations (including collective bargaining agreements and certain pension obligations with respect to transferred employees). We may not successfully or cost-effectively integrate the acquired transmission business and operations into our business and operations. Even if the combined company is able to integrate the transmission businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities that we currently expect from the Entergy Transaction within the anticipated time frame, or at all.

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
Failure to complete the Entergy Transaction could adversely affect the market price of ITC Holdings common stock as well as our business, financial condition, results of operations and cash flows.
If the Entergy Transaction is not completed for any reason, the price of ITC Holdings common stock may decline to the extent that the market price of ITC Holdings common stock reflects positive market assumptions that the Entergy Transaction will be completed and the related benefits will be realized. In addition, significant expenses such as legal, advisory and financial services, many of which generally will be paid incurred regardless of whether the Entergy Transaction is completed, must be paid. Under the merger agreement, under certain limited circumstances, we must pay Entergy a termination fee.
Investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction will, in the aggregate, have a significantly reduced ownership and voting interest in us after the Entergy Transaction and will exercise less influence over management.
Investors holding shares of ITC Holdings common stock immediately prior to the completion of the Entergy Transaction will, in the aggregate, own a significantly smaller percentage of the combined company immediately after the completion of the Entergy Transaction. Immediately following the completion of the Entergy Transaction, it is expected that Entergy shareholders will hold at least 50.1% of the ITC Holdings common stock on a fully diluted basis and existing ITC Holdings shareholders will hold no more than 49.9% of ITC Holdings common stock on a fully diluted basis (subject to adjustment in limited circumstances as provided in the merger agreement) and excluding any ITC equity awards issued to employees of the acquired business who become employees of our subsidiaries. In no event will Entergy shareholders hold less than 50.1% of our outstanding common stock immediately after the Entergy Transaction. Consequently, ITC Holdings shareholders, collectively, will be able to exercise less influence over the management and policies of the combined company than they are able to exercise over the management and our policies immediately prior to the completion of the Entergy Transaction.
After the completion of the merger, sales of ITC Holdings common stock may negatively affect its market price.
The shares of ITC Holdings common stock to be issued in the merger to Entergy shareholders will generally be eligible for immediate resale. The market price of ITC Holdings common stock could decline as a result of sales of a large number of shares of ITC Holdings common stock in the market after the completion of the merger or the perception in the market that these sales could occur.
Immediately following the completion of the merger, it is expected that former Entergy shareholders will hold approximately 50.1% of ITC Holdings' common stock on a fully diluted basis and existing ITC Holdings shareholders will hold approximately 49.9% of ITC Holdings' common stock on a fully diluted basis (subject to adjustment in limited circumstances as provided in the merger agreement and excluding any ITC Holdings equity awards issued to employees of Entergy's transmission business who become our employees). In no event will Entergy shareholders hold less than 50.1% of the outstanding common stock of ITC Holdings immediately after the merger. Certain former Entergy shareholders (such as certain index funds and institutional investors with specific investment guidelines that do not pertain to the stock of the combined company) who receive shares of ITC Holdings common stock pursuant to the merger agreement may be required to sell their shares of ITC Holdings common stock immediately after the merger, which may negatively affect the price of ITC Holdings' common stock following the merger.

We are required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of ITC Holdings common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.
The merger agreement and the separation agreement impose certain ongoing restrictions on us to ensure that applicable statutory requirements under the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations are met so that the Entergy Transaction qualifies as tax-free to Entergy and its shareholders. As a result of these restrictions, our ability to engage in certain transactions, such as the redemption of ITC Holdings common stock or the issuance of our equity securities (subject to certain exceptions generally relating to compensation) may be limited until two years and one day following the closing of the Entergy Transaction (excluding the $700 million recapitalization in the form of a one-time special dividend and/or share repurchase to be completed in connection with the Entergy Transaction).
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our Regulated Operating Subsidiaries’ transmission facilities are located in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma. Our MISO Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of specific substations and transmission lines. See Note 15 to the consolidated financial statements.
ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 2,800 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 17,700 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 171 stations and substations which either interconnect ITCTransmission’s transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

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
METC owns the assets of a transmission system and related assets, including:

•	approximately 5,600 circuit miles of overhead transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 36,900 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 98 stations and substations which either interconnect METC’s transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment); and

•	warehouses and related equipment.

METC's Senior Secured Notes are issued under METC's First Mortgage Indenture. As a result, the noteholders have the benefit of a first mortgage lien on substantially all of METC's property.
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
ITC Midwest owns the assets of a transmission system and related assets, including:

•	approximately 6,600 circuit miles of transmission lines rated at voltages of 34.5 kV to 345 kV;

•	transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at approximately 262 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

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
ITC Great Plains owns the assets of a transmission system and related assets including:

•	approximately 190 miles of transmission lines rated at a voltage of 345 kV;

•	approximately 1,168 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 5 stations and substations which either interconnect ITC Great Plains’ transmission facilities or connect ITC Great Plains’ facilities with transmission, generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment); and

•	associated land held in fee, rights of way and easements.
As of December 31, 2012, there were no liens or encumbrances on the assets of ITC Great Plains.
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
Stock Price and Dividends
Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 26, 2013, there were approximately 648 shareholders of record of our common stock.
The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2012 and 2011, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2012	High	Low	Dividends
Quarter ended December 31, 2012	$79.75	$74.28	$0.3775
Quarter ended September 30, 2012	$75.87	$69.10	$0.3775
Quarter ended June 30, 2012	$78.86	$66.30	$0.3525
Quarter ended March 31, 2012	$78.51	$71.65	$0.3525

Year Ended December 31, 2011	High	Low	Dividends
Quarter ended December 31, 2011	$81.90	$70.00	$0.3525
Quarter ended September 30, 2011	$78.89	$64.88	$0.3525
Quarter ended June 30, 2011	$74.67	$67.46	$0.3350
Quarter ended March 31, 2011	$70.28	$61.76	$0.3350
The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by ITC Holdings’ board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the common stock or ownership interests in its subsidiaries, deferred tax assets and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA, and applicable state laws. The debt agreements to which we are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our revolving and term loan credit facilities. Further, each of our subsidiaries is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings.
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
Prior to closing the Entergy Transaction, we expect to effectuate a $700 million recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase.

See discussion of certain restrictions on our ability to pay dividends related to the Entergy Transaction as discussed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments.”
The transfer agent for the common stock is Computershare Trust Company, N.A., P.O. Box 43078 Providence, RI 02940-3078.
In addition, the information contained in the Equity Compensation table under “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.
Stock Repurchases
The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 2012	—	$—	—	—
November 2012	192	76.90	—	—
December 2012	30,158	78.08	—	—
Total	30,350	$78.07	—	—
____________________________

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	We do not have a publicly announced share repurchase plan.

ITEM 6.     SELECTED FINANCIAL DATA.
The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
OPERATING REVENUES	$830,535	$757,397	$696,843	$621,015	$617,877
OPERATING EXPENSES
Operation and maintenance (a)	121,941	129,288	126,528	95,730	113,818
General and administrative (a) (b) (c)	112,091	82,790	78,120	69,231	81,296
Depreciation and amortization (d)	106,512	94,981	86,976	85,949	94,769
Taxes other than income taxes	59,701	53,430	48,195	43,905	41,180
Other operating (income) and expense — net	(769)	(844)	(297)	(667)	(809)
Total operating expenses	399,476	359,645	339,522	294,148	330,254
OPERATING INCOME	431,059	397,752	357,321	326,867	287,623
OTHER EXPENSES (INCOME)
Interest expense	155,734	146,936	142,553	130,209	122,234
Allowance for equity funds used during construction	(23,000)	(16,699)	(13,412)	(13,203)	(11,610)
Loss on extinguishment of debt	—	—	—	1,263	—
Other income	(2,401)	(2,881)	(2,340)	(2,792)	(3,415)
Other expense	4,218	3,962	2,588	2,918	3,944
Total other expenses (income)	134,551	131,318	129,389	118,395	111,153
INCOME BEFORE INCOME TAXES	296,508	266,434	227,932	208,472	176,470
INCOME TAX PROVISION	108,632	94,749	82,254	77,572	67,262
NET INCOME	$187,876	$171,685	$145,678	$130,900	$109,208

Basic earnings per share	$3.65	$3.36	$2.89	$2.62	$2.22
Diluted earnings per share	$3.60	$3.31	$2.84	$2.58	$2.18
Dividends declared per share	$1.460	$1.375	$1.310	$1.250	$1.190

	ITC Holdings and Subsidiaries
	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Cash and cash equivalents	$26,187	$58,344	$95,109	$74,853	$58,110
Working capital (deficit)	(805,085)	(113,939)	69,338	147,335	1,095
Property, plant and equipment — net	4,134,579	3,415,823	2,872,277	2,542,064	2,304,386
Goodwill	950,163	950,163	950,163	950,163	951,319
Total assets	5,564,809	4,823,366	4,307,873	4,029,716	3,714,565
Debt:
ITC Holdings	1,689,619	1,459,599	1,459,178	1,458,757	1,327,741
Regulated Operating Subsidiaries	1,457,608	1,185,423	1,037,718	975,641	920,512
Total debt	3,147,227	2,645,022	2,496,896	2,434,398	2,248,253
Total stockholders’ equity	$1,414,855	$1,258,892	$1,117,433	$1,011,523	$929,063

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
CASH FLOWS DATA:
Capital expenditures	$802,763	$556,931	$388,401	$404,514	$401,840
____________________________

(a)
The reduction in expenses for 2009 were due, in part, to efforts to mitigate operation and maintenance expenses and general and administrative expenses to offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009.

(b)
During 2011 and 2009, we recognized $2.1 million and $10.0 million, respectively of regulatory assets associated with the development activities of ITC Great Plains as well as certain pre-construction costs for the Kansas V-Plan and KETA projects. Upon initial establishment of these regulatory assets in 2011 and 2009, $2.1 million and $8.0 million, respectively, of general and administrative expenses were reversed of which $1.4 million and $5.9 million were incurred in periods prior to 2011 and 2009, respectively. No initial establishment of regulatory assets occurred in 2010 that resulted in reversal of expenses.

(c)
During 2012 and 2011, we expensed external legal, advisory and financial services fees of $19.4 million and $7.0 million, respectively relating to the proposed Entergy Transaction recorded within general and administrative expenses of which certain amounts are not expected to be deductible for income tax purposes.

(d)
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
We derive nearly all of our revenues from providing electric transmission service over our Regulated Operating Subsidiaries' transmission systems to investor-owned utilities such as Detroit Edison, Consumers Energy and IP&L, and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems.
Significant recent matters that influenced our financial position and results of operations and cash flows for the year ended December 31, 2012 or may affect future results include:

•
Our capital investment of $819.8 million at our Regulated Operating Subsidiaries ($231.2 million, $149.0 million, $343.3 million and $96.3 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the year ended December 31, 2012, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and borrowings under our revolving and term loan credit agreements in 2012 and 2011 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year and the resulting additional financing required as discussed in Note 8 to the consolidated financial statements;

•
Final recognition of revenues for the ITCTransmission rate freeze revenue deferral in May 2011, as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral”;

•
The Entergy Transaction in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings as discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments.” In 2012, we expensed external legal, advisory and financial services fees of $19.4 million and internal labor costs of approximately $7.1 million related to the Entergy Transaction primarily recorded within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013; and

•
Recognition of the refund obligation at our MISO Regulated Operating Subsidiaries for the FERC audit of ITC Midwest, as discussed in Note 16 to the consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”

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
ITCTransmission’s Rate Freeze Revenue Deferral
ITCTransmission’s rate freeze revenue deferral resulted from the difference between the revenue ITCTransmission would have collected under its cost based formula rate and the actual revenue ITCTransmission received for the period from February 28, 2003 through December 31, 2004. The rate freeze revenue deferral was amortized for ratemaking on a straight-line basis for five years from June 2006 through May 2011 and was included in ITCTransmission’s revenue requirement for those periods. Revenues of $5.0 million relating to the rate freeze revenue deferral were recognized in January through May 2011, which resulted in a reduction to after-tax net income of approximately $3.2 million in 2012 compared to 2011.
Revenue Accruals — Effects of Monthly Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their formula rates that contain a true-up mechanism, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than the revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than the revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.

The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2012			2011			2010
			ITC			ITC			ITC
	ITCTransmission	METC	Midwest	ITCTransmission	METC	Midwest	ITCTransmission	METC	Midwest
January	7,264	6,145	2,789	7,326	6,045	2,777	7,255	5,947	2,838
February	6,919	5,754	2,592	7,261	6,058	2,854	6,998	5,800	2,782
March	6,941	5,708	2,443	6,946	5,715	2,520	6,620	5,376	2,517
April	6,403	5,259	2,296	6,483	5,416	2,458	6,501	5,112	2,425
May	8,947	6,459	2,700	10,119	7,239	2,773	9,412	7,240	3,052
June	11,652	8,738	3,388	11,488	8,231	3,403	9,722	7,128	3,207
July	12,222	9,358	3,643	12,321	9,389	3,621	11,451	8,498	3,422
August	11,087	8,520	3,477	11,158	8,538	3,614	11,082	8,422	3,399
September	9,094	7,308	3,411	11,288	7,966	3,466	10,817	7,353	2,804
October	6,626	5,428	2,487	6,642	5,479	2,559	6,725	5,414	2,447
November	7,024	5,953	2,680	7,101	6,061	2,556	6,930	5,734	2,674
December	7,226	5,891	2,682	7,206	6,071	2,734	7,824	6,526	2,928
Total	101,405	80,521	34,588	105,339	82,208	35,335	101,337	78,550	34,495
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

The following table presents the network transmission rates (per kW/month) for our MISO Regulated Operating Subsidiaries as posted by MISO that are relevant to our cash flows since January 1, 2010:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest
January 1, 2010 to December 31, 2010	$2.818	$2.370	$6.882
January 1, 2011 to December 31, 2011	$2.495	$2.331	$6.694
January 1, 2012 to December 31, 2012	$2.188	$2.409	$6.797
January 1, 2013 to December 31, 2013	$2.147	$2.5263	$7.805
ITC Great Plains does not receive revenue based on a peak load each month and therefore does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
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

Projected rate base is multiplied by the projected weighted average cost of capital to determine the projected allowed return on rate base. The weighted average cost of capital is calculated using a projected 13-month average capital structure, the forecasted pre-tax cost of the debt portion of the capital structure and a FERC-approved return of 13.88%, 13.38%, and 12.38% for ITCTransmission, METC, and, ITC Midwest, respectively, on the common equity portion of the capital structure.
Step Two — Calculate Projected Gross Revenue Requirement
The projected gross revenue requirement is calculated beginning with the projected allowed return on rate base, as calculated in Step One above, and adding projected recoverable operating expenses and an allowance for income taxes, depreciation and amortization.
Step Three — Calculate Projected Revenue Requirement
After calculating the projected gross revenue requirement in Step Two above, the 2013 projected gross revenue requirement is adjusted for any 2011 true-up adjustment and is reduced for certain revenues received other than network revenues, such as projected point-to-point, regional cost sharing revenues and rental revenues to arrive at our projected revenue requirement.
Illustration of Formula Rate Setting
Set forth below is a simplified illustration of the calculation of ITCTransmission’s projected revenue requirement as well as its component of the joint zone network transmission rate for billing purposes under its formula rate setting mechanism for the period from January 1, 2013 through December 31, 2013, that was based primarily upon projections of ITCTransmission’s 2013 FERC Form No. 1 data. Amounts below are approximations of the amounts used to establish ITCTransmission’s 2013 projected revenue requirement.

Line	Item	Instructions	Amount
1	Projected rate base		$1,162,323,000
2	Multiply by projected 13-month weighted average cost of capital (a)		10.25%
3	Projected allowed return on rate base	(Line 1 x Line 2)	$119,138,108
4	Projected recoverable operating expenses for 2013		$60,585,000
5	Projected taxes and depreciation and amortization for 2013		$141,022,000
6	Projected gross revenue requirements for 2013	(Line 3 + Line 4 + Line 5)	$320,745,108
7	Less projected revenue credits for 2013		$(74,481,000)
8	Plus/(less) 2011 true-up adjustment		$(25,537,000)
9	Projected revenue requirement for 2013	(Line 6 + Line 7 + Line 8)	$220,727,108
10	Projected average monthly 2013 network load (in kW)		8,567,000
11	Annual component of the joint zone network transmission rate	(Line 9 divided by Line 10)	$25.765
12	Monthly component of the joint zone network transmission rate ($/kW per month)	(Line 11 divided by 12 months)	$2.147
____________________________

(a)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITCTransmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	4.80% (Pre-tax) =	1.92%
Equity	60.00%	13.88% (After tax) =	8.33%
	100.00%		10.25%
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
	Investment Program	Year Ended	Year Ending
Source of Investment	2012-2016 (a)	December 31, 2012 (b)	December 31, 2013 (a)
(In millions)
ITCTransmission	$739	$231.2	$200 — 230
METC	581	149.0	160 — 180
ITC Midwest	1,128	343.3	270 — 300
ITC Great Plains (c)	343	96.3	130 — 150
Development (d)	1,390	—	—
Total	$4,181	$819.8	$760 — 860
____________________________

(a)
The current long-term capital investment program does not include anticipated expenditures related to the Entergy Transaction. The investments in property, plant and equipment would be expected to increase significantly upon closing of that transaction.

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

(c)
ITC Great Plains’ investment program includes the Kansas V-Plan Project that is under construction in addition to the KETA and Hugo-to-Valliant projects which were completed and placed in-service in 2012.

(d)	The long-term capital investment program includes expenditures to construct various development projects such as our portions of the four MISO MVPs.
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
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Through December 31, 2012, ITCTransmission has invested $173.5 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million to complete construction of the project.
ITC Great Plains
KETA Project
The KETA Project is a 225-mile transmission line that runs between Spearville, Kansas and Axtell, Nebraska. The portion of the transmission line that ITC Great Plains was responsible for constructing runs approximately 174 miles. The KETA Project was placed in-service in 2012.
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120 mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through December 31, 2012, ITC Great Plains has invested $37.4 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million to complete construction of its portion of the project.
Regulatory Assets
As of December 31, 2012, we have recorded approximately $14.1 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. In March 2011, we recognized a regulatory asset for the Kansas V-Plan Project of $2.0 million and a corresponding reduction to operating expenses, which increased net income by $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan Project regulatory asset in March 2011, we recorded costs incurred for the Kansas V-Plan Project directly to this regulatory asset. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates.
Development Bonuses
During 2012 and 2011, we recognized general and administrative expenses of $2.9 million and $1.2 million, respectively, for bonuses for the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses would be authorized and awarded for these or other development projects.
North Central Region Development
In 2009, we announced the Green Power Express project, which consisted of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. After the announcement of the Green Power Express project, MISO undertook RGOS to promote investments in new regional transmission infrastructure and implemented its MVP cost allocation methodology. MISO’s RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, portions of Iowa, southwest Wisconsin, and northeast Missouri.
We continue to explore other opportunities to advance segments of our Green Power Express project, or similar RGOS projects, through the MISO MVP process.

Entergy Transaction
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements (“transaction agreements”) under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Entergy’s electric transmission business consists of approximately 15,400 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.
The Entergy Transaction would expand our network across the entire middle of the continental United States from the Great Lakes to the Gulf Coast. It will approximately double our asset base, add sizable new markets to our operating and development portfolio, and diversify and enhance growth prospects through an expanded footprint.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to closing the merger, we expect to effectuate a $700 million recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness will be assumed by us upon completion of the transaction.
Completion of the Entergy Transaction is expected in 2013 and is subject to the satisfaction of certain closing conditions, including receipt of the necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings’ shareholders. There can be no assurance the Entergy Transaction will be consummated. See “Item 1A Risk Factors — We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions.”
Per the transaction agreements, prior to completion of the Entergy Transaction, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice and, if elected, a one-time special dividend to ITC Holdings’ pre-merger shareholders in accordance with the transaction agreements. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level for the foreseeable future.
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
Network revenues from ITC Great Plains include the annual revenue requirements specific to projects that are charged exclusively within one pricing zone within SPP or are classified as direct assigned network upgrades under the SPP tariff and contain a true-up mechanism. Our annual projected project revenue requirements at ITC Great Plains are billed ratably each month and therefore peak usage does not impact its billed network transmission revenues.
Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO and SPP transmission tariffs. Point-to-point revenues are a reduction to gross revenue requirement when calculating net revenue requirement under our cost-based formula rates.
Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff, including MVP projects such as the Thumb Loop Project. Regional cost sharing revenue also includes revenues collected by transmission customers from other RTOs outside of MISO to allocate costs of certain transmission plant investments. Additionally, the KETA Project and Kansas V-Plan Project at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues consist of both billed regional cost sharing revenues and accrued or deferred revenues as a result of our accounting under our cost-based formula rates that contain a true-up mechanism. The amount of the regional cost sharing revenue accruals (deferrals) is estimated for each reporting period until such time as the regional cost sharing formula rate templates based on actual costs are completed for each of our Regulated Operating Subsidiaries during the following year. A portion of regional costs sharing revenues are not subject to a direct true-up but instead are treated as reduction to either our regional or network gross revenue requirement when calculating net revenue requirement.
Scheduling, Control and Dispatch Revenues are allocated to our MISO Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the transmission system. Such services include monitoring of reliability data, current and next day analysis, implementation of emergency procedures and outage coordination and switching. Beginning in 2013, certain scheduling, control and dispatch revenues will include a true-up adjustment at our MISO Regulated Operating Subsidiaries which ensures that our MISO Regulated Operating Subsidiaries recover their allowed costs.
Other Revenues consist of rental revenues, easement revenues, revenues relating to utilization of jointly owned lines under our transmission ownership and operating agreements and amounts from providing ancillary services to customers. The majority of other revenues are a reduction to gross revenue requirement when calculating net revenue requirement under our cost-based formula rates.
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
General and Administrative Expenses consist primarily of costs for personnel in our legal, information technology, finance, regulatory and human resources organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, audit and information technology services. Professional advisory and consulting services primarily related to external legal, advisory and financial services fees related to the Entergy Transaction are included in general and administrative expenses.

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
Income tax provision
Income tax provision consists of federal and state income taxes.
Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In thousands)	2012	2011	(Decrease)	(Decrease)	2010	(Decrease)	(Decrease)
OPERATING REVENUES	$830,535	$757,397	$73,138	9.7%	$696,843	$60,554	8.7%
OPERATING EXPENSES
Operation and maintenance	121,941	129,288	(7,347)	(5.7)%	126,528	2,760	2.2%
General and administrative	112,091	82,790	29,301	35.4%	78,120	4,670	6.0%
Depreciation and amortization	106,512	94,981	11,531	12.1%	86,976	8,005	9.2%
Taxes other than income taxes	59,701	53,430	6,271	11.7%	48,195	5,235	10.9%
Other operating (income) and expenses — net	(769)	(844)	75	(8.9)%	(297)	(547)	184.2%
Total operating expenses	399,476	359,645	39,831	11.1%	339,522	20,123	5.9%
OPERATING INCOME	431,059	397,752	33,307	8.4%	357,321	40,431	11.3%
OTHER EXPENSES (INCOME)
Interest expense	155,734	146,936	8,798	6.0%	142,553	4,383	3.1%
Allowance for equity funds used during construction	(23,000)	(16,699)	(6,301)	37.7%	(13,412)	(3,287)	24.5%
Other income	(2,401)	(2,881)	480	(16.7)%	(2,340)	(541)	23.1%
Other expense	4,218	3,962	256	6.5%	2,588	1,374	53.1%
Total other expenses (income)	134,551	131,318	3,233	2.5%	129,389	1,929	1.5%
INCOME BEFORE INCOME TAXES	296,508	266,434	30,074	11.3%	227,932	38,502	16.9%
INCOME TAX PROVISION	108,632	94,749	13,883	14.7%	82,254	12,495	15.2%
NET INCOME	$187,876	$171,685	$16,191	9.4%	$145,678	$26,007	17.9%

Operating Revenues
Year ended December 31, 2012 compared to year ended December 31, 2011
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2012		2011		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues	$669,048	80.6%	$637,807	84.2%	$31,241	4.9%
Regional cost sharing revenues	122,626	14.8%	87,304	11.5%	35,322	40.5%
Point-to-point	17,439	2.1%	15,903	2.1%	1,536	9.7%
Scheduling, control and dispatch	15,077	1.8%	11,583	1.5%	3,494	30.2%
Other	6,345	0.7%	4,800	0.7%	1,545	32.2%
Total	$830,535	100.0%	$757,397	100.0%	$73,138	9.7%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2012 as compared to the same period in 2011. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final monthly recognition in January through May 2011 of the ITCTransmission rate freeze revenue deferral described above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral” and the recognition of the FERC refund totaling $11.0 million during the second quarter of 2012 as discussed in Note 16 to the consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and placing these projects into service. We expect to continue to receive regional cost sharing revenues and these revenues could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
Point-to-point revenues increased due primarily to an increase in the number of point-to-point reservations.
Scheduling, control and dispatch revenues increased due primarily to a change in MISO's revenue distribution methodology for these types of revenues in 2012 compared to 2011. The new method was implemented by MISO in 2012 to better align the billing rates relating to these services with the projected expenses.
Operating revenues for the year ended December 31, 2012 include the network revenue accruals (deferrals) and regional cost sharing revenue accruals (deferrals) as calculated below:

						Total
					ITC Great	Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Plains	Deferrals
(In thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$239,952	$199,648	$236,938	$3,482
2	Network revenues billed (b)	251,501	197,662	239,637	4,630
3	Network revenue accruals (deferrals) (line 1 — line 2)	(11,549)	1,986	(2,699)	(1,148)
4	Regional cost sharing revenue accruals (deferrals) (c)	(1,393)	(5,766)	957	(5,254)
5	Total net revenue deferrals (line 3 + line 4)	$(12,942)	$(3,780)	$(1,742)	$(6,402)	$(24,866)
____________________________

(a)
The calculation of the net revenue requirement for our Regulated Operating Subsidiaries is described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Net Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries.

The refund totaling $11.0 million recognized during the second quarter of 2012 as discussed in Note 16 to the consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest” is not included as a reduction in the estimated net revenue requirement above. We have separately recorded a regulatory liability for this refund.

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2012 of $2.188 per kW/month, $2.409 per kW/month and $6.797 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2010 true-up adjustments. The rates for 2012 include amounts for the collection and refund of the 2010 revenue accruals and deferrals and related accrued interest and the revenues billed in 2012 associated with the 2010 revenue accruals and deferrals are not included in these amounts. On August 31, 2012, ITCTransmission’s projected network rate of $2.147 per kW/month, METC’s projected network rate of $2.5263 per kW/month and ITC Midwest’s projected network rate of $7.805 per kW/month, in each case for the period from January 1, 2013 through December 31, 2013, were posted by MISO. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement. ITC Great Plains’ projected revenue requirement of $44.2 million for the period from January 1, 2013 through December 31, 2013 was posted by SPP on August 31, 2012.

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
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2011 as compared to the same period in 2010. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final monthly recognition in May 2011 of the ITCTransmission rate freeze revenue deferral described above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — ITCTransmission’s Rate Freeze Revenue Deferral.”
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
Scheduling, control and dispatch revenues decreased due primarily to a change in MISO’s revenue distribution methodology for these types of revenues in 2011 compared to 2010.

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

Operating Expenses
Operation and maintenance expenses
Year ended December 31, 2012 compared to year ended December 31, 2011
Operation and maintenance expenses decreased by $2.5 million due to increased cost efficiencies associated primarily with substation, breaker and relay maintenance activities, partially offset by higher vegetation management activities, $2.2 million due to a decrease in activities associated with surveying transmission overhead lines and $1.2 million due to lower operating and training expenses.
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

General and administrative expenses
Year ended December 31, 2012 compared to year ended December 31, 2011
General and administrative expenses increased due to legal, advisory and financial services fees for the Entergy Transaction of $12.3 million, higher compensation-related expense of $8.7 million primarily due to personnel increases and increases in bonuses earned in 2012 such as those described above under “Capital Project Updates and Other Recent Developments — Development Bonuses”, $2.6 million due to general business expenses primarily due to information technology support, $2.1 million due to the recognition of the Kansas V-Plan Project regulatory asset which reduced expenses in 2011 and did not occur in 2012, $2.1 million due to an increase in other professional services such as legal, advisory and financial services fees and $1.4 million due to increases in general facilities expenses.
Year ended December 31, 2011 compared to year ended December 31, 2010
General and administrative expenses increased by $7.2 million due to higher professional advisory and consulting services primarily related to external legal, advisory and financial services fees related to the Entergy Transaction and by $2.1 million due to higher general business expenses primarily due to increased information technology support. These increases were partially offset by $3.6 million of lower compensation-related expenses and by the reduction of expenses in the first quarter of 2011 of $2.1 million (of which $1.4 million were incurred in periods prior to 2011) in connection with the recognition of the Kansas V-Plan Project regulatory asset.
Depreciation and amortization expenses
Year ended December 31, 2012 compared to year ended December 31, 2011
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Year ended December 31, 2011 compared to year ended December 31, 2010
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Year ended December 31, 2012 compared to year ended December 31, 2011
Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2011 capital additions, which are included in the assessments for 2012 property taxes.
Year ended December 31, 2011 compared to year ended December 31, 2010
Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2010 capital additions, which are included in the assessments for 2011 property taxes.
Other expenses (income)
Year ended December 31, 2012 compared to year ended December 31, 2011
Interest expense increased due primarily to an increase in borrowing levels under our revolving and term loan credit agreements.
Year ended December 31, 2011 compared to year ended December 31, 2010
Interest expense increased due primarily to an increase in borrowing levels under our revolving credit agreements.
Income Tax Provision
Year ended December 31, 2012 compared to year ended December 31, 2011
Our effective tax rates for the years ended December 31, 2012 and 2011 are 36.6% and 35.6%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $6.2 million (net of federal deductibility) during the year ended December 31, 2012, compared to a state income tax provision of $3.8 million (net of federal deductibility) for the year ended December 31, 2011. Included in the state income tax provision recorded during the year ended December 31, 2011 is the effect of the Michigan tax law change as discussed in Note 10, which reduced the income tax provision by $4.6 million.
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
Liquidity and Capital Resources
We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving and term loan credit agreements (the terms of which are described in Note 8 to the consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. We expect that our capital requirements will arise principally from our need to:

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

•	Fund any dividends or any recapitalization associated with the Entergy transaction to holders of our common stock.

•
Fund contributions to our retirement plans, as described in Note 11 to the consolidated financial statements. We expect to contribute up to $12.4 million to these plans in 2013. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 16 to the consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 8 to the consolidated financial statements, in 2012, we entered into a new revolving credit agreement at ITC Midwest for $175.0 million and a new term loan credit agreement for $200.0 million at ITC Holdings. The new revolving and term loan credit agreements increased our borrowing capacity by $259.0 million. During 2011, we entered into new revolving credit agreements at ITC Holdings, ITC Great Plains, ITCTransmission and METC in the amount of $200.0 million, $150.0 million, $100.0 million and $100.0 million, respectively. As of December 31, 2012, we had consolidated indebtedness under our revolving and term loan credit agreements of $527.8 million, with unused capacity under the agreements of $397.2 million.
We have approximately $652.0 million of debt maturing during 2013 at ITC Holdings and ITCTransmission. The maturing debt is expected to be refinanced with short and long-term debt. In addition, for our long-term capital requirements and the funding of the anticipated $700 million recapitalization in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services (a)	Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	Unsecured Credit Facility	BBB+	Baa1
____________________________

(a)	On December 19, 2012, Standard and Poor’s Financial Services completed their annual review and made no changes to the existing ratings. All of the ratings have a stable outlook.

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 20, 2012 and made no changes to the credit ratings. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds, and revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 8 to the consolidated financial statements. We are currently in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.

Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,876	$171,685	145,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,512	94,981	86,976
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	(13,052)	56,944	121,315
Deferred income tax expense	67,285	30,797	76,746
Tax benefit for excess tax deductions of share-based compensation	(23,022)	(28,114)	(320)
Other	1,924	54,623	(7,062)
Net cash provided by operating activities	327,523	380,916	423,333
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(802,763)	(556,931)	(388,401)
Other	(6,298)	(3,264)	(460)
Net cash used in investing activities	(809,061)	(560,195)	(388,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving and term loan credit agreements)	501,740	147,660	62,034
Issuance of common stock	14,189	18,993	8,908
Dividends on common stock	(75,153)	(70,363)	(66,041)
Refundable deposits from and repayments to generators for transmission network upgrades — net	(4,943)	28,792	(18,295)
Tax benefit for excess tax deductions of share-based compensation	23,022	28,114	320
Other	(9,474)	(10,682)	(1,142)
Net cash provided by (used in) financing activities	449,381	142,514	(14,216)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,157)	(36,765)	20,256
CASH AND CASH EQUIVALENTS — Beginning of period	58,344	95,109	74,853
CASH AND CASH EQUIVALENTS — End of period	$26,187	$58,344	95,109
Cash Flows From Operating Activities
Year ended December 31, 2012 compared to year ended December 31, 2011
Net cash provided by operating activities decreased $53.4 million in 2012 compared to 2011. The decrease in cash provided by operating activities was due primarily to an increase in payments of operating expenses of $46.2 million, including legal, advisory, consulting and financial services fees for the Entergy Transaction, higher income taxes paid of $7.0 million and $6.5 million of additional interest payments (net of interest capitalized) during 2012 compared to 2011. These decreases were partially offset by an increase in cash received from operating revenues of $10.2 million.
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

Cash Flows From Investing Activities
Year ended December 31, 2012 compared to year ended December 31, 2011
Net cash used in investing activities increased $248.9 million in 2012 compared to 2011. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment during 2012 as we executed our capital investment plan described above under “— Overview — Capital Investment and Operating Results Trends.”
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
Cash Flows From Financing Activities
Year ended December 31, 2012 compared to year ended December 31, 2011
Net cash provided by financing activities increased $306.9 million in 2012 compared to 2011. The increase in cash provided by financing activities was due primarily to the proceeds of $175.0 million received from the issuance of METC 3.98% Senior Secured Notes and ITC Midwest's 3.50% First Mortgage Bonds, Series E and the net increase of $179.1 million in amounts outstanding under our revolving and term loan credit agreements. These increases were partially offset by higher net payments of $33.7 million associated with refundable deposits for transmission network upgrades.
Year ended December 31, 2011 compared to year ended December 31, 2010
Net cash from financing activities increased $156.7 million in 2011 compared to 2010. The increase in cash provided by financing activities was due primarily to the net increase of $175.6 million in amounts outstanding under our revolving credit agreements, an increase of $47.1 million in net proceeds associated with refundable deposits for transmission network upgrades as well as an increase of $27.8 million due to the recognition of federal and state income tax liability reductions for the excess tax deduction of share-based compensation during 2011 compared to 2010. This increase was partially offset by no issuances of long-term debt in 2011 as compared to proceeds of $40.0 million from the closing of ITC Midwest’s 4.60% First Mortgage Bonds, Series D, and proceeds of $50.0 million received from the issuance of METC’s 5.64% Senior Secured Notes during 2010.

Contractual Obligations
The following table details our contractual obligations as of December 31, 2012:

		Less Than	1-3	4-5	More Than
(In thousands)	Total	1 Year	Years	Years	5 Years
Debt:
ITC Holdings Senior Notes	1,462,000	267,000	305,000	435,000	455,000
ITC Holdings revolving credit agreement	29,600	—	29,600	—	—
ITC Holdings term loan credit agreement	200,000	200,000	—	—	—
ITCTransmission First Mortgage Bonds	385,000	185,000	—	100,000	100,000
ITCTransmission revolving credit agreement	78,700	—	78,700	—	—
METC Senior Secured Notes	350,000	—	225,000	—	125,000
METC revolving credit agreement	10,500	—	10,500	—	—
ITC Midwest First Mortgage Bonds	425,000	—	—	40,000	385,000
ITC Midwest revolving credit agreement	115,300	—	—	115,300	—
ITC Great Plains revolving credit agreement	93,700	—	93,700	—	—
Interest payments:
ITC Holdings Senior Notes	665,460	79,219	204,322	81,988	299,931
ITCTransmission First Mortgage Bonds	177,030	16,311	35,625	19,438	105,656
METC Senior Secured Notes	202,241	19,183	40,148	11,610	131,300
ITC Midwest First Mortgage Bonds	366,688	23,106	69,316	43,291	230,975
Operating leases	1,390	862	524	4	—
Purchase obligations	94,274	93,547	727	—	—
Regulatory liabilities — revenue deferrals, including accrued interest	82,376	53,763	28,613	—	—
Regulatory liabilities — FERC refund, including accrued interest	12,651	—	12,651	—	—
METC Easement Agreement	379,802	10,041	30,123	20,082	319,556
Total obligations	$5,131,712	$948,032	$1,164,549	$866,713	$2,152,418
Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2012. We also expect to pay interest and commitment fees under our variable-rate revolving and term loan credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2012, we paid $5.1 million of interest and commitment fees under our revolving and term loan credit agreements.
Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2012, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.
The regulatory liabilities — revenue deferrals, including accrued interest, included above represents the over-recovery of revenues resulting from differences between the amounts billed to customers and actual revenue requirement at each of our Regulated Operating Subsidiaries, as described in Note 4 to the consolidated financial statements. These amounts will offset future revenue requirement for purposes of calculating our formula rates as part of the true-up mechanism in our rate construct.
The regulatory liabilities — FERC refund, including accrued interest, represents the refund and related interest as a result of the FERC audit of ITC Midwest as discussed in Note 16 to the consolidated financial statements.
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

The contractual obligations table above excludes certain items, including certain long-term liabilities, due to uncertainty related to the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid for pension and other postretirement obligations, to settle regulatory liabilities related to asset removal costs, to refund deposits from generators for transmission network upgrades recorded in other long term liabilities and to settle interest rate swap derivative recorded in other current liabilities are not known with certainty. As a result, cash obligations for these items are excluded from the contractual obligations table above.
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
Regulation
Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the Financial Accounting Standards Board (“FASB”) for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of the guidance for accounting for the effects of certain types of regulations. If we were to discontinue the application of this guidance on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $190.6 million relating to the regulatory assets at December 31, 2012 that are described in Note 5 to the consolidated financial statements. We also may be required to record losses of $48.5 million relating to intangible assets at December 31, 2012 that are described in Note 6 to the consolidated financial statements. Additionally, we may be required to record gains of $170.5 million relating to regulatory liabilities at December 31, 2012, primarily for asset removal costs that have been accrued in advance of incurring these costs.
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
As of December 31, 2012 and 2011, consolidated goodwill totaled $950.2 million. We completed our annual goodwill impairment test by performing a qualitative analysis for each of our MISO Regulated Operating Subsidiaries as of October 1, 2012 and determined that no impairment exists. There were no events subsequent to October 1, 2012 that indicated impairment of our goodwill. We do not believe there is a material risk of our goodwill being impaired in the near term at ITCTransmission, METC or ITC Midwest.
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
Share-Based Awards
Our accounting for share-based payments requires us to determine the fair value of awards of ITC Holdings’ common stock issued in the form of restricted stock and stock option awards. We use the value of ITC Holdings’ common stock at the date of the grant in the calculation of the fair value of our share-based awards. The restricted stock awards are recorded at fair value at the date of the grant. The fair value of stock options held by our employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. In the event different assumptions were used, a different fair value would be derived that could cause the related expense to be materially higher or lower. We amortize the fair value of the awards on a straight-line basis (net of any estimated forfeitures) over the vesting period of the awards.

Pension and Postretirement Costs
We sponsor certain post-employment benefits for our employees, which include retirement plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these post-employment plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rate, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA rated zero coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our post-employment plans. For our rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.
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
Interest Rate Risk
Fixed Rate Long-Term Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $3,072.9 million at December 31, 2012. The total book value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $2,619.4 million at December 31, 2012. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, at December 31, 2012. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2012 would decrease the fair value of debt by $68.8 million, and a decrease in interest rates of 10% at December 31, 2012 would increase the fair value of debt by $73.5 million at that date.
Revolving and Term Loan Credit Agreements
At December 31, 2012, we had a consolidated total of $527.8 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at December 31, 2012 would increase or decrease the total interest expense by $0.8 million, respectively, for an annual period on a constant borrowing level of $527.8 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to (1) the expected refinancing of the $267.0 million ITC Holdings 5.25% Senior Notes, due July 15, 2013, prior to its maturity and (2) the expected financing required to repay the $200.0 million borrowed under the existing ITC Holdings Corp. unsecured, unguaranteed term loan credit agreement, due August 23, 2013, prior to its maturity.
Credit Risk
Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for 26.7%, 25.6% and 27.0%, respectively, or $221.8 million, $212.3 million and $223.9 million, respectively, of our consolidated operating revenues for 2012. These percentages assume a portion of the 2012 revenue accruals and deferrals included in our 2012 operating revenues, which will be billed or refunded to our customers in 2013, would be paid by Detroit Edison, Consumers Energy and IP&L in the future based on the respective percentage of network and regional cost sharing revenues billed to them in 2012. Under Detroit Edison’s and Consumers Energy’s current rate structure, Detroit Edison and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP, the billing agent for ITC Great Plains, began to bill ITC Great Plains’ 2009 network revenues in January 2010, retroactive to August 18, 2009. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 1, 2013

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$26,187	$58,344
Accounts receivable	72,192	76,895
Inventory	37,357	34,855
Deferred income taxes	23,014	20,636
Regulatory assets — revenue accruals, including accrued interest	7,489	6,639
Prepaid assets	29,235	4,129
Other	2,752	30
Total current assets	198,226	201,528
Property, plant and equipment (net of accumulated depreciation and amortization of $1,269,810 and $1,193,164, respectively)	4,134,579	3,415,823
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $18,397 and $15,276, respectively)	48,492	46,885
Other regulatory assets	180,378	161,987
Deferred financing fees (net of accumulated amortization of $17,838 and $14,594, respectively)	19,293	20,989
Other	33,678	25,991
Total other assets	1,232,004	1,206,015
TOTAL ASSETS	$5,564,809	$4,823,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,022	$136,934
Accrued payroll	20,740	18,013
Accrued interest	44,708	43,642
Accrued taxes	28,117	25,627
Regulatory liabilities — revenue deferrals, including accrued interest	53,763	46,579
Refundable deposits from generators for transmission network upgrades	40,745	38,805
Debt maturing within one year	651,929	—
Other	40,287	5,867
Total current liabilities	1,003,311	315,467
Accrued pension and postretirement liabilities	53,243	44,923
Deferred income taxes	460,072	373,268
Regulatory liabilities — revenue deferrals, including accrued interest	28,613	50,917
Regulatory liabilities — accrued asset removal costs	75,477	83,934
Refundable deposits from generators for transmission network upgrades	7,623	14,570
Other	26,317	36,373
Long-term debt	2,495,298	2,645,022
Commitments and contingent liabilities (Notes 4 and 16)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,248,514 and 51,323,368 shares issued and outstanding at December 31, 2012 and 2011, respectively	989,334	943,444
Retained earnings	443,569	330,816
Accumulated other comprehensive loss	(18,048)	(15,368)
Total stockholders’ equity	1,414,855	1,258,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,564,809	$4,823,366
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010
OPERATING REVENUES	$830,535	$757,397	$696,843
OPERATING EXPENSES
Operation and maintenance	121,941	129,288	126,528
General and administrative	112,091	82,790	78,120
Depreciation and amortization	106,512	94,981	86,976
Taxes other than income taxes	59,701	53,430	48,195
Other operating (income) and expense — net	(769)	(844)	(297)
Total operating expenses	399,476	359,645	339,522
OPERATING INCOME	431,059	397,752	357,321
OTHER EXPENSES (INCOME)
Interest expense	155,734	146,936	142,553
Allowance for equity funds used during construction	(23,000)	(16,699)	(13,412)
Other income	(2,401)	(2,881)	(2,340)
Other expense	4,218	3,962	2,588
Total other expenses (income)	134,551	131,318	129,389
INCOME BEFORE INCOME TAXES	296,508	266,434	227,932
INCOME TAX PROVISION	108,632	94,749	82,254
NET INCOME	$187,876	$171,685	$145,678

Basic earnings per common share	$3.65	$3.36	$2.89
Diluted earnings per common share	$3.60	$3.31	$2.84
Dividends declared per common share	$1.460	$1.375	$1.310
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2012	2011	2010
NET INCOME	$187,876	$171,685	$145,678
OTHER COMPREHENSIVE (LOSS) INCOME
Amortization of interest rate lock cash flow hedges (net of tax of $31, $1 and $34 for the years ended December 31, 2012, 2011 and 2010, respectively)	67	97	64
Unrealized (loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,777, $10,705 and $1,211 for the years ended December 31, 2012, 2011 and 2010, respectively)	(2,747)	(16,653)	1,889
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(2,680)	(16,556)	1,953
TOTAL COMPREHENSIVE INCOME	$185,196	$155,129	$147,631
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2009	50,084,061	$862,512	$149,776	$(765)	$1,011,523
Net income	—	—	145,678	—	145,678
Repurchase and retirement of common stock	(1,057)	(61)	—	—	(61)
Dividends declared on common stock ($1.310 per share)	—	—	(66,048)	—	(66,048)
Stock option exercises	464,264	7,786	—	—	7,786
Shares issued under the Employee Stock Purchase Plan	24,840	1,122	—	—	1,122
Issuance of restricted stock	152,737	—	—	—	—
Forfeiture of restricted stock	(14,404)	—	31	—	31
Vesting of deferred stock units	5,364	—	—	—	—
Share-based compensation, net of forfeitures	—	14,843	—	—	14,843
Amortization of interest rate lock cash flow hedges, net of tax of $34	—	—	—	64	64
Unrealized gain on interest rate swaps relating to interest rate cash flow hedges, net of tax of $1,211	—	—	—	1,889	1,889
Tax benefit for excess tax deductions of share-based compensation	—	320	—	—	320
Other	—	286	—	—	286
BALANCE, DECEMBER 31, 2010	50,715,805	$886,808	$229,437	$1,188	$1,117,433
Net income	—	—	171,685	—	171,685
Repurchase and retirement of common stock	(89,715)	(6,401)	—	—	(6,401)
Dividends declared on common stock ($1.375 per share)	—	—	(70,363)	—	(70,363)
Stock option exercises	543,775	17,666	—	—	17,666
Shares issued under the Employee Stock Purchase Plan	23,027	1,327	—	—	1,327
Issuance of restricted stock	142,999	—	—	—	—
Forfeiture of restricted stock	(18,012)	—	57	—	57
Vesting of deferred stock units	5,489	—	—	—	—
Share-based compensation, net of forfeitures	—	15,334	—	—	15,334
Amortization of interest rate lock cash flow hedges, net of tax of $1	—	—	—	97	97
Unrealized loss on interest rate swaps relating to interest rate cash flow hedges, net of tax of $10,705	—	—	—	(16,653)	(16,653)
Tax benefit for excess tax deductions of share-based compensation	—	28,114	—	—	28,114
Other	—	596	—	—	596
BALANCE, DECEMBER 31, 2011	51,323,368	$943,444	$330,816	$(15,368)	$1,258,892
Net income	—	—	187,876	—	187,876
Repurchase and retirement of common stock	(99,533)	(7,266)	—	—	(7,266)
Dividends declared on common stock ($1.460 per share)	—	—	(75,153)	—	(75,153)
Stock option exercises	851,720	12,593	—	—	12,593
Shares issued under the Employee Stock Purchase Plan	25,521	1,596	—	—	1,596
Issuance of restricted stock	158,599	—	—	—	—
Forfeiture of restricted stock	(11,161)	—	30	—	30
Share-based compensation, net of forfeitures	—	15,592	—	—	15,592
Amortization of interest rate lock cash flow hedges, net of tax of $31	—	—	—	67	67
Unrealized loss on interest rate swaps relating to interest rate cash flow hedges, net of tax of $1,777	—	—	—	(2,747)	(2,747)
Tax benefit for excess tax deductions of share-based compensation	—	23,022	—	—	23,022
Other	—	353	—	—	353
BALANCE, DECEMBER 31, 2012	52,248,514	$989,334	$443,569	$(18,048)	$1,414,855
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,876	$171,685	$145,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,512	94,981	86,976
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(13,052)	56,944	121,315
Deferred income tax expense	67,285	30,797	76,746
Allowance for equity funds used during construction	(23,000)	(16,699)	(13,412)
Other — net	13,772	13,361	14,311
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	1,721	2,434	(9,479)
Inventory	(2,502)	7,431	(5,452)
Prepaid and other current assets	(25,102)	1,134	(2,049)
Accounts payable	(5,400)	12,573	2,210
Accrued payroll	1,583	(1,096)	4,893
Accrued interest	1,066	917	3,626
Accrued taxes	24,247	34,279	(2,071)
Tax benefit for excess tax deductions of share-based compensation	(23,022)	(28,114)	(320)
Other current liabilities	2,912	(246)	2,770
Other non-current assets and liabilities, net	12,627	535	(2,409)
Net cash provided by operating activities	327,523	380,916	423,333
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(802,763)	(556,931)	(388,401)
Proceeds from sale of securities	5,935	3,839	14,576
Purchases of securities	(11,779)	(8,136)	(14,587)
Other	(454)	1,033	(449)
Net cash used in investing activities	(809,061)	(560,195)	(388,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	175,000	—	90,000
Borrowings under revolving credit agreements	1,355,150	1,065,215	475,627
Borrowings under term loan credit agreement	200,000	—	—
Repayments of revolving credit agreements	(1,228,410)	(917,555)	(503,593)
Issuance of common stock	14,189	18,993	8,908
Dividends on common stock	(75,153)	(70,363)	(66,041)
Refundable deposits from generators for transmission network upgrades	33,310	35,768	21,618
Repayment of refundable deposits from generators for transmission network upgrades	(38,253)	(6,976)	(39,913)
Tax benefit for excess tax deductions of share-based compensation	23,022	28,114	320
Other	(9,474)	(10,682)	(1,142)
Net cash provided by (used in) financing activities	449,381	142,514	(14,216)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,157)	(36,765)	20,256
CASH AND CASH EQUIVALENTS — Beginning of period	58,344	95,109	74,853
CASH AND CASH EQUIVALENTS — End of period	$26,187	$58,344	$95,109
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
ITC Holdings Corp. (“ITC Holdings,” and together with its subsidiaries, “we,” “our” or “us”) and its subsidiaries are engaged in the transmission of electricity in the United States. Through our operating subsidiaries, ITCTransmission, METC, ITC Midwest and ITC Great Plains (together, our “Regulated Operating Subsidiaries”), we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are intended to improve overall grid reliability, lower electricity congestion and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.
Our Regulated Operating Subsidiaries are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of-service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains currently owns assets located in Kansas and Oklahoma. The Midwest Independent Transmission System Operator, Inc. (“MISO”) bills and collects revenues from ITCTransmission, METC, and ITC Midwest (“MISO Regulated Operating Subsidiaries”) customers. The Southwest Power Pool, Inc. (“SPP”) bills and collects revenue from ITC Great Plains customers.
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

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$148,598	$142,101	$135,771
Income taxes paid	41,174	34,127	8,844
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$94,218	$102,091	$44,496
Allowance for equity funds used during construction	23,000	16,699	13,412
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2012, 2011 or 2010, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Excess tax benefits are recognized as an addition to common stock per the share-based compensation accounting standards. Cash retained as a result of those excess tax benefits are presented in the statement of cash flows as cash inflows from financing activities and cash outflows from operating activities.
Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2012 and 2011, we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $97.3 million, $85.8 million and $77.8 million for 2012, 2011 and 2010, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 2.4% for 2012, 2011 and 2010. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 48 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize to property, plant and equipment an allowance for the cost of equity and borrowings used during construction (“AFUDC”) in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The AFUDC debt of $7.0 million, $4.7 million and $3.9 million for 2012, 2011 and 2010, respectively, was a reduction to interest expense. Certain projects at ITC Great Plains have been granted an incentive to include construction work in progress balances in rate base, and we do not record AFUDC on those projects.
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
Goodwill and Intangible Assets — We comply with the standards set forth by the FASB for goodwill and other intangible assets. Under these standards, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. These accounting standards require that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We have goodwill recorded relating to the acquisitions of each our MISO Regulated Operating Subsidiaries. We completed our annual goodwill impairment test by performing a qualitative analysis for each of our MISO Regulated Operating Subsidiaries as of October 1, 2012 and determined that no impairment exists. There were no events subsequent to October 1, 2012 that indicated impairment of our goodwill. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 6.
Deferred Financing Fees and Discount or Premium on Debt — The costs related to the issuance of long-term debt are recorded to deferred financing fees and are amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2012, 2011 and 2010 of $4.0 million, $3.8 million and $3.1 million, respectively.
Asset Retirement Obligations — We comply with the standards set forth by the FASB for asset retirement obligations. As defined in the standards, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. The standards for asset retirement obligation applied to our Regulated Operating Subsidiaries require us to recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under the standards. There have not been any significant changes to our asset retirement obligations in 2012. Our asset retirement obligations as of December 31, 2012 and 2011 of $5.1 million and $3.6 million, respectively, are included in other liabilities.
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
We receive deposits or letters of credit from the generator for the network upgrade facilities in advance of construction. When the generator meets certain criteria of Attachment FF of the MISO tariff, such as having a long-term sales agreement at the commercial operation date for the generating capacity of the facility, we refund the cash deposits or release the letter of credit that was provided. If the generator does not meet these criteria, the deposit is retained or other security drawn upon, and is recorded as an offset against the plant investment recorded to property, plant and equipment. When the cash or other security received is not refunded under the criteria of Attachment FF, the receipt of cash becomes taxable income for us for which we bill the generator a tax gross-up. The tax gross-up represents the difference between the tax effects of the taxable income associated with the contribution compared to the present value of the tax depreciation deduction of the property constructed using the taxable contribution in aid of construction. The deferred revenues associated with the tax gross-up are recorded to other long-term liabilities when collected, and amortized over the tax depreciation life of the asset to other operating income and expense-net.
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
Share-Based Payment — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (“2003 Plan”) and a Second Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant various share-based awards, including options and restricted stock. Compensation expense is recorded for stock options and restricted stock awards that are expected to vest based on their fair value at grant date, and is amortized over the expected vesting period. We recognize expense for our stock options, which have graded vesting schedules, on a straight-line basis over the entire vesting period and not for each separately vesting portion of the award. The grant date is the date at which our commitment to issue share based awards to the employee or a director arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award.
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
We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2008 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2008 to 2011. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) for the presentation of comprehensive income in financial statements was revised to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This revision became effective for our annual consolidated financial statements for the year ended December 31, 2012 and we have included a separate statement of comprehensive income for all periods presented.
In 2013, the FASB issued updated guidance to accumulated other comprehensive income reporting.  Under this guidance, we will be required to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. The revision will be effective for our annual and interim consolidated financial statements for the fiscal year beginning after December 31, 2012 and is not expected to have a material impact on our disclosures.
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
Fair Value Disclosures
The FASB amended guidance for fair value measurements and disclosures. The guidance requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. We adopted this guidance as of January 1, 2012, which did not have a material impact on our disclosures. See Note 12 for additional information.

4. REGULATORY MATTERS
ITC Great Plains
In 2009, ITC Great Plains acquired two electric transmission substations and became an independent transmission company in SPP. The FERC approved certain transmission investment incentives, including the establishment of regulatory assets for start-up and development costs of ITC Great Plains and certain pre-construction costs specific to the KETA Project and the Kansas V-Plan to be recovered pursuant to future FERC filings. In 2010, the FERC accepted ITC Great Plains’ cost-based formula rate tariff sheets, which include an annual true-up mechanism, and their corresponding implementation protocols.
As of December 31, 2012, we have recorded a total of $14.1 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. During the first quarter of 2011, we received certain regulatory approvals relating to the Kansas V-Plan Project which resulted in the recognition of a regulatory asset for the Kansas V-Plan Project of $2.0 million and a corresponding reduction to operating expenses, which increased net income by $1.3 million. Subsequent to the initial recognition of the Kansas V-Plan Project regulatory asset in March 2011, we recorded costs for the Kansas V-Plan Project directly to this regulatory asset. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the Federal Power Act (“FPA”) in order to recover these start-up, development and pre-construction expenses in future rates. If FERC authorization is received, ITC Great Plains will include the regulatory assets in its rate base and begin amortizing them over a 10-year period. The amortization expense will be included in ITC Great Plains’ revenue requirement derived from its cost-based formula rate template.
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
Complaint of IP&L
On September 14, 2012, IP&L filed a complaint with the FERC against ITC Midwest’s reimbursement policy under Section 206 of the FPA. The complaint challenges ITC Midwest’s FERC approved reimbursement policy for network upgrades to qualifying generators. IP&L requests that the FERC (1) investigate the justness and reasonableness of ITC Midwest’s Attachment FF policy; (2) establish a refund effective date of September 14, 2012; and (3) establish hearing procedures. On October 4, 2012, ITC Midwest filed an answer to the complaint with the FERC outlining the reasons ITC Midwest’s Attachment FF provision remains just and reasonable and requesting dismissal of the complaint.
Cost-Based Formula Rates with True-Up Mechanism
The transmission rates at our Regulated Operating Subsidiaries are set annually, using the FERC-approved formula rates and the rates remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rates to calculate their respective annual revenue requirements unless the FERC determines that such rate formula is unjust and unreasonable or that another mechanism is determined by the FERC to be just and reasonable.
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
The regulatory assets are recorded on the balance sheet in regulatory assets — revenue accruals, including accrued interest and other non-current assets. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferrals, including accrued interest. The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2012:

(In thousands)	Total
Balance as of December 31, 2011	$(85,220)
Net refund of 2010 revenue deferrals and accruals, including interest	40,633
Net revenue deferrals for the year ended December 31, 2012	(24,866)
Net accrued interest payable for the year ended December 31, 2012	(2,715)
Balance as of December 31, 2012	$(72,168)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our consolidated statement of financial position as follows:

(In thousands)	Total
Current assets	$7,489
Non-current assets — other	2,719
Current liabilities	(53,763)
Non-current liabilities	(28,613)
Balance as of December 31, 2012	$(72,168)
ITC Midwest’s Rate Discount
As part of the orders by the Iowa Utility Board (“IUB”) and the Minnesota Public Service Commission approving ITC Midwest’s asset acquisition, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest asset acquisition. Beginning in 2009 and extending through 2016, ITC Midwest’s net revenue requirement was or will be reduced by $4.1 million for each year. The rate discount is recognized as a reduction in revenues when we provide the service and charge the reduced rate that includes the rate discount.
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

5. REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances at December 31, 2012 and 2011:

(In thousands)	2012	2011
Regulatory Assets:
Revenue accruals:
Current (including accrued interest of $131 and $79 as of December 31, 2012 and 2011, respectively)	$7,489	$6,639
Non-current (including accrued interest of $17 and $34 as of December 31, 2012 and 2011, respectively)	2,719	5,637
Other:
ITCTransmission ADIT Deferral (net of accumulated amortization of $29,796 and $26,766 as of December 31, 2012 and 2011, respectively)	30,806	33,836
METC ADIT Deferral (net of accumulated amortization of $14,152 and $11,793 as of December 31, 2012 and 2011, respectively)	28,304	30,663
METC Regulatory Deferrals (net of accumulated amortization of $4,628 and $3,857 as of December 31, 2012 and 2011, respectively)	10,800	11,571
Income taxes recoverable related to AFUDC equity	57,135	38,222
ITC Great Plains Start-up and Development	9,126	8,946
KETA and Kansas V-Plan Projects	4,991	4,900
Pensions and postretirement	28,847	24,711
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax	8,869	7,630
Other	1,500	1,508
Total	$190,586	$174,263
Revenue Accruals
Refer to discussion of revenue accruals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of the revenue accruals, but do accrue interest carrying costs which are subject to rate recovery along with the principal amount of the revenue accrual.
ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission Accumulated Deferred Income Tax (“ADIT”) Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the ITCTransmission ADIT Deferral that is included in rate base. The original amount recorded for this regulatory asset of $60.6 million is recognized in rates and amortized on a straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2012, 2011 and 2010, which is included in depreciation and amortization and recovered through ITCTransmission’s cost-based formula rate template.
METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC. The original amount recorded for the regulatory asset for METC ADIT Deferral of $42.5 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC ADIT Deferral that is included in rate base. METC recorded amortization expense of $2.4 million annually during 2012, 2011 and 2010, respectively, which is included in depreciation and amortization and recovered through METC’s cost-based formula rate template.

METC Regulatory Deferrals
METC has deferred, as a regulatory asset, depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC Regulatory Deferrals”). The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the METC Regulatory Deferrals that is included in rate base. METC recorded amortization expense of $0.8 million during 2012, 2011 and 2010, respectively, which is included in depreciation and amortization and recovered through METC’s cost-based formula rate template.
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
The startup and development regulatory asset accrues carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in ITC Great Plains’ formula rate template for that year. The carrying charges began to accrue in March 2009 and will continue until such time that the regulatory asset is included in rate base. The equity component of these carrying charges including applicable taxes, totaling $4.4 million as of December 31, 2012, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. Recovery of the start-up and development regulatory asset requires FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the start-up and development regulatory assets in its rate base and will begin amortizing it over a 10-year period upon the in-service date of the KETA Project, the Kansas V-Plan or when the total in-service gross property, plant and equipment at ITC Great Plains exceeds $100 million, whichever occurs first. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
KETA and Kansas V-Plan Projects
The KETA and Kansas V-Plan Project regulatory assets includes certain costs incurred associated with regulatory activities in Kansas and Oklahoma and with participants in SPP to obtain the necessary approvals and authorization before proceeding further with plans, as well as engineering studies, routing studies and education and outreach to stakeholders on ITC Great Plains’ efforts to bring these projects to the SPP region, and other costs incurred specific to the KETA and V-Plan Projects prior to construction. The KETA and Kansas V-Plan Projects regulatory assets accrue carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in its formula rate template for that year. The carrying charges began to accrue in March 2009 as authorized by the FERC Order and will continue until such time that the regulatory assets are included in rate base. The equity component of these carrying charges including applicable taxes, totaling $1.7 million as of December 31, 2012, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. Recovery of the KETA and Kansas V-Plan Project regulatory assets require FERC authorization upon ITC Great Plains making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the KETA and Kansas V-Plan Project regulatory assets in its rate base and begin amortizing them over a 10-year period upon the in-service date of each of the projects. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
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
Income Taxes Recoverable Related to Implementation of the Michigan Corporate Income Tax
On May 25, 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, we were taxed at a rate of 6.0% on federal taxable income that is attributed to our operations in the state of Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in 2011, and the net result was incremental deferred state income tax liabilities at both ITCTransmission and METC. Under our cost-based formula rates with true-up mechanism, the future taxes receivable as a result of the tax law change is expected to be collected from customers through future rates and has resulted in the recognition of a regulatory asset. Recovery of the Michigan CIT regulatory asset requires FERC authorization upon ITC Holdings making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. ITCTransmission and METC do not earn a return on the balance of the CIT regulatory asset.
Regulatory Liabilities
The following table summarizes the regulatory liability balances at December 31, 2012 and 2011:

(In thousands)	2012	2011
Regulatory Liabilities:
Revenue deferrals (a):
Current (including accrued interest of $2,492 and $2,159 as of December 31, 2012 and 2011, respectively)	$53,763	$46,579
Non-current (including accrued interest of $473 and $828 as of December 31, 2012 and 2011, respectively)	28,613	50,917
Accrued asset removal costs	75,477	83,934
FERC refund (including accrued interest of $1,679 as of December 31, 2012) (b)	12,651	—
Total	$170,504	$181,430
____________________________

(a)
Refer to discussion of revenue deferrals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

(b)	Refer to discussion of FERC refund in Note 16 under “FERC Audit of ITC Midwest.”
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
6. GOODWILL AND INTANGIBLE ASSETS
At December 31, 2012 and 2011, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferral. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2012 and 2011 is $27.7 million and $29.7 million, respectively, and is amortized over 20 years beginning January 1, 2007. The carrying amount of the intangible asset for METC ADIT Deferral at December 31, 2012 and 2011 is $12.6 million and $13.6 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferral and recovers the amortization expense through METC’s cost-based formula rate template.
ITC Great Plains has recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets is $8.2 million and $3.6 million (net of accumulated amortization of $0.3 million and $0.2 million, respectively) as of December 31, 2012 and 2011, respectively.
During each of the years ended December 31, 2012, 2011 and 2010, we recognized $3.1 million of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2012 to be as follows:

(In thousands)
2013	$3,196
2014	3,196
2015	3,196
2016	3,196
2017	3,196
2018 and thereafter	32,512
Total	$48,492

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following at December 31, 2012 and 2011:

(In thousands)	2012	2011
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$4,779,833	$4,096,211
Construction work in progress	501,847	418,056
Capital equipment inventory	86,882	68,881
Other	22,481	12,490
ITC Holdings and other	13,346	13,349
Total	5,404,389	4,608,987
Less: Accumulated depreciation and amortization	(1,269,810)	(1,193,164)
Property, plant and equipment — net	$4,134,579	$3,415,823
Additions to property, plant and equipment in service and construction work in progress during 2012 and 2011 were due primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems in addition to generator interconnections and our ongoing development projects.

8. DEBT
The following amounts were outstanding at December 31, 2012 and 2011:

(Amounts in thousands)	2012	2011
ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $65 and $183, respectively) (a)	$266,935	$266,817
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014	50,000	50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $12 and $16, respectively)	254,988	254,984
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $182 and $189, respectively)	254,818	254,811
ITC Holdings 6.05% Senior Notes due January 31, 2018 (net of discount of $802 and $960, respectively)	384,198	384,040
ITC Holdings 5.50% Senior Notes due January 15, 2020 (net of discount of $920 and $1,053, respectively)	199,080	198,947
ITC Holdings Term Loan Credit Agreement due August 23, 2013 (a)	200,000	—
ITC Holdings Revolving Credit Agreement due May 17, 2016	29,600	—
ITCTransmission 4.45% First Mortgage Bonds, Series A, due July 15, 2013 (net of discount of $6 and $18, respectively) (a)	184,994	184,982
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $85 and $89, respectively)	99,915	99,911
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 1, 2018 (net of discount of $60 and $72, respectively)	99,940	99,928
ITCTransmission Revolving Credit Agreement due May 17, 2016	78,700	18,000
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014	50,000	50,000
METC 5.64% Senior Secured Notes due May 6, 2040	50,000	50,000
METC 3.98% Senior Secured Notes due October 26, 2042	75,000	—
METC Revolving Credit Agreement due May 17, 2016	10,500	37,600
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $441 and $458, respectively)	174,559	174,542
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	40,000
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	35,000
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75,000	75,000
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100,000	—
ITC Midwest 2008 Revolving Credit Agreement due January 29, 2013 (b)	—	40,000
ITC Midwest 2011 Revolving Credit Agreement due February 11, 2013 (b)	—	52,200
ITC Midwest Revolving Credit Agreement due May 31, 2017	115,300	—
ITC Great Plains Revolving Credit Agreement due February 16, 2015	93,700	53,260
Total debt	$3,147,227	$2,645,022
____________________________

(a)	As of December 31, 2012, there was $651.9 million of debt included within debt maturing within one year, that is classified as a current liability in the consolidated statements of financial position.

(b)	The debt arrangements were retired prior to the maturity date.

The annual maturities of debt as of December 31, 2012 are as follows:

(In thousands)
2013	$652,000
2014	100,000
2015	268,700
2016	373,800
2017	205,300
2018 and thereafter	1,550,000
Total	$3,149,800
ITC Holdings
The ITC Holdings Senior Notes are issued under ITC Holdings’ indenture. All issuances of ITC Holdings Senior Notes are unsecured.
On August 23, 2012, ITC Holdings entered into a new unsecured, unguaranteed term loan credit agreement, under which ITC Holdings borrowed $200.0 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The term loan is scheduled to mature on August 23, 2013. The weighted-average interest rate on the borrowing outstanding under the agreement was 1.2% at December 31, 2012.
On February 15, 2013, ITC Holdings entered into a new unsecured, unguaranteed term loan credit agreement with a borrowing capacity of $250.0 million, under which ITC Holdings borrowed $100.0 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The term loan is scheduled to mature on December 31, 2013.
ITCTransmission
The ITCTransmission First Mortgage Bonds are issued under ITCTransmission’s First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITCTransmission’s property.
METC
On October 26, 2012, METC issued $75.0 million aggregate principal amount of its 3.98% Senior Secured Notes, due October 26, 2042 (the “METC Senior Secured Notes”). The METC Senior Secured Notes are secured by a first mortgage lien on substantially all of METC’s real property and tangible personal property. The proceeds were used primarily to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes.
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
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to (1) the expected refinancing of the $267.0 million ITC Holdings 5.25% Senior Notes, due July 15, 2013, prior to its maturity and (2) the expected financing required to repay the $200.0 million borrowed under the existing ITC Holdings Corp. unsecured, unguaranteed term loan credit agreement, due August 23, 2013, prior to its maturity:

Interest Rate Swaps	Notional Amount	Fixed Rate	Original Term	Effective Date
(Amounts in millions)
September 2010 swap	$50.0	3.60%	10 years	July 2013
March 2011 swaps	50.0	4.45%	10 years	July 2013
May 2011 swap	25.0	4.20%	10 years	July 2013
August 2011 swaps	50.0	3.80%	10 years	July 2013
November 2012 swap	25.0	2.60%	30 years	June 2013
December 2012 swap	25.0	2.58%	30 years	June 2013
Total	$225.0
The 10 year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 10-year period beginning July 15, 2013 after the agreements have been terminated. The 30 year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 30-year period beginning June 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013 and June 15, 2013 for the 10- and 30-year swaps, respectively. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. As of December 31, 2012, there has been no material ineffectiveness recorded in the consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of December 31, 2012, the fair value of the derivative instruments was an asset of $2.7 million recorded to other current assets and a liability of $31.5 million recorded to other current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 12 for additional fair value information.
Revolving Credit Agreements
On May 31, 2012, ITC Midwest entered into a new unsecured, unguaranteed revolving credit agreement, under which ITC Midwest may borrow up to $175.0 million. The new revolving credit agreement replaced ITC Midwest’s two existing revolving credit agreements which were scheduled to mature in early 2013. At December 31, 2012, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available, each of which bears interest at a variable rate based on the prime rate or LIBOR (subject to adjustment based on credit rating):

(Amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance	Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$29.6	$170.4	2.0%	0.25%	5 years	May 2016
ITCTransmission	100.0	78.7	21.3	1.4%	0.125%	5 years	May 2016
METC	100.0	10.5	89.5	1.4%	0.125%	5 years	May 2016
ITC Midwest	175.0	115.3	59.7	1.2%	0.10%	5 years	May 2017
ITC Great Plains	150.0	93.7	56.3	2.0%	0.30%	4 years	February 2015
Total	$725.0	$327.8	$397.2
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

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
A reconciliation of both calculations for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Numerator:
Net income	$187,876	$171,685	$145,678
Less: dividends declared — common shares, restricted shares and deferred stock units (a)	(75,124)	(70,305)	(66,017)
Undistributed earnings	112,752	101,380	79,661
Percentage allocated to common shares (b)	98.7%	98.3%	98.3%
Undistributed earnings — common shares	111,286	99,657	78,307
Add: dividends declared — common shares	74,202	69,200	64,926
Numerator for basic and diluted earnings per common share	$185,488	$168,857	$143,233
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	50,820,838	50,289,905	49,526,580
Incremental shares for stock options and employee stock purchase plan	742,557	788,918	871,459
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	51,563,395	51,078,823	50,398,039
Per common share net income:
Basic	$3.65	$3.36	$2.89
Diluted	$3.60	$3.31	$2.84
____________________________

(a)	Includes dividends paid in the form of shares for deferred stock units.

(b)	Weighted-average common shares outstanding	50,820,838	50,289,905	49,526,580
	Weighted-average restricted shares and deferred stock units (participating securities)	658,835	854,717	842,108
	Total	51,479,673	51,144,622	50,368,688
	Percentage allocated to common shares	98.7%	98.3%	98.3%

Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. The outstanding stock options at December 31, 2012, 2011 and 2010 and the anti-dilutive stock options excluded from the diluted earnings per share calculations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Outstanding stock options	1,603,429	2,100,056	2,436,742
Anti-dilutive stock options	565,945	213,917	225,740
10. INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2012	2011	2010
Income tax expense at 35% statutory rate	$103,778	$93,252	$79,776
State income taxes (net of federal benefit)	6,247	4,766	4,208
AFUDC equity	(7,207)	(5,292)	(3,998)
Other — net	5,814	2,023	2,268
Income tax provision	$108,632	$94,749	$82,254
Components of the income tax provision were as follows:

(In thousands)	2012	2011	2010
Current income tax expense	$41,347	$63,952	$5,508
Deferred income tax expense	66,710	33,266	6,989
Benefits of operating loss carryforward	575	2,169	69,757
Change in Michigan tax law	—	(4,638)	—
Total income tax provision	$108,632	$94,749	$82,254
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
Deferred income tax assets (liabilities) consisted of the following at December 31:

(In thousands)	2012	2011
Property, plant and equipment	$(378,196)	$(303,647)
METC regulatory deferral (a)	(14,884)	(15,907)
Acquisition adjustments — ADIT deferrals (a)	(14,852)	(14,635)
Goodwill	(102,994)	(87,331)
Revenue accruals/deferrals — net (including accrued interest) (a)	28,121	33,424
Pension and postretirement liabilities	9,706	16,971
State income tax NOLs (net of federal benefit)	11,759	10,582
Share-based compensation	10,281	11,546
Other — net	14,001	(3,635)
Net deferred tax liabilities	$(437,058)	$(352,632)
Gross deferred income tax liabilities	$(572,088)	$(435,940)
Gross deferred income tax assets	135,030	83,308
Net deferred tax liabilities	$(437,058)	$(352,632)

____________________________
(a)Described in Note 5.
We have estimated state income tax net operating losses (“NOLs”) as of December 31, 2012, all of which we expect to use prior to their expiration. Our state income tax NOLs would expire beginning in 2027. We have recorded estimated state income tax NOL deferred tax assets of $11.8 million as of December 31, 2012. We have additional state income tax NOLs of $5.6 million tax effected, net of federal benefit, that have not been recognized in the consolidated statements of financial position relating to tax deductions for share-based payment. The accounting standards for share-based payment require that the tax deductions that exceed book value be recognized only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction.
Michigan Corporate Income Tax
On May 25, 2011, the Michigan Business Tax was repealed and replaced with the Michigan Corporate Income Tax, effective January 1, 2012. Under the CIT, we are taxed at a rate of 6.0% on federal taxable income apportioned to Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in the second quarter of 2011. The change in Michigan tax law resulted in a reduction of income tax provision of $4.6 million during 2011. Additionally, we recorded regulatory assets for this change in tax law as described in Note 5.
11. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We made contributions of $7.0 million, $3.6 million and $6.1 million to the retirement plan in 2012, 2011 and 2010, respectively, although we had no minimum funding requirements. We expect to contribute up to $6.9 million to the defined benefit retirement plan relating to the 2012 plan year in 2013.
We have also established two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. The obligations under these supplemental nonqualified plans are included in the pension benefit obligation calculations below. The investments in trust for the supplemental nonqualified retirement plans of $22.4 million and $16.1 million at December 31, 2012 and 2011, respectively, are not included in the pension plan asset amounts presented below, but are included in other assets on our consolidated statement of financial position. For the years ended December 31, 2012, 2011 and 2010, we contributed $4.7 million, $3.1 million and $0.5 million, respectively, to these supplemental nonqualified, noncontributory, retirement benefit plans. We account for the assets contributed under the supplemental nonqualified, noncontributory, retirement benefit plan and held in a trust as trading securities for certain investments in debt and equity securities per the FASB guidance. Accordingly, realized and unrealized gains or losses on the investments are recorded as investment income or loss. We recognized gains of $1.9 million, $2.2 million and $0.9 million in other income during 2012, 2011 and 2010, respectively, associated with realized and unrealized gains and losses on the investments held in trust associated with our supplemental nonqualified retirement plans.
The plan assets consisted of the following assets by category:

Asset Category	2012	2011
Fixed income securities	48.4%	53.1%
Equity securities	51.6%	46.9%
Total	100.0%	100.0%

Net pension cost for 2012, 2011 and 2010 includes the following components:

(In thousands)	2012	2011	2010
Service cost	$4,160	$3,585	$2,868
Interest cost	2,590	2,458	2,222
Expected return on plan assets	(2,277)	(1,896)	(1,388)
Amortization of prior service cost	(42)	(42)	(42)
Amortization of unrecognized loss	3,470	2,607	1,722
Net pension cost	$7,901	$6,712	$5,382
The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Change in Benefit Obligation:
Beginning projected benefit obligation	$(56,069)	$(45,104)
Service cost	(4,160)	(3,585)
Interest cost	(2,590)	(2,458)
Actuarial net loss	(10,481)	(5,861)
Benefits paid	900	939
Ending projected benefit obligation	$(72,400)	$(56,069)
Change in Plans’ Assets:
Beginning plan assets at fair value	$28,276	$24,647
Actual return on plan assets	3,331	950
Employer contributions	7,023	3,618
Benefits paid	(500)	(939)
Ending plan assets at fair value	$38,130	$28,276
Funded status, underfunded	$(34,270)	$(27,793)
Ending accumulated benefit obligation	$(55,649)	$(46,678)
Amounts recorded as:
Funded Status:
Accrued pension liabilities	$(35,899)	$(27,793)
Pension assets — other assets — other	1,629	—
Total	$(34,270)	$(27,793)
Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$23,444	$17,487
Prior service credit	(59)	(101)
Total	$23,385	$17,386
The unrecognized amounts that otherwise would have been charged and or credited to accumulated other comprehensive income associated with the guidance for employers’ accounting for pensions are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 5.
The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.
Actuarial assumptions used to determine the benefit obligation for 2012, 2011 and 2010 are listed below:

	2012	2011	2010
Discount rate	3.70 - 4.45%	4.50 - 5.00%	5.60%
Annual rate of salary increases	5.00 - 6.00%	5.00 - 6.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2012, 2011 and 2010 are listed below:

	2012	2011	2010
Discount rate	4.50 - 5.00%	5.17 - 5.67%	6.00%
Annual rate of salary increases	5.00 - 6.00%	5.00 - 6.00%	5.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%
At December 31, 2012, the projected benefit payments for the defined benefit retirement plan calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)
2013	$1,095
2014	1,199
2015	1,275
2016	2,269
2017	4,299
2018 through 2022	23,091
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
The fair value measurement of the retirement plan as of December 31, 2012, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Pooled separate accounts — U.S. equity securities	$—	$15,702	$—
Pooled separate accounts — international equity securities	—	3,979	—
Pooled separate accounts — fixed income securities	—	15,824	—
Guaranteed deposit fund	—	2,625	—
Total	$—	$38,130	$—

The fair value measurement of the retirement plan as of December 31, 2011, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Pooled separate accounts — U.S. equity securities	$—	$11,000	$—
Pooled separate accounts — international equity securities	—	2,270	—
Pooled separate accounts — fixed income securities	—	13,483	—
Guaranteed deposit fund	—	1,523	—
Total	$—	$28,276	$—
The pooled separate accounts are valued at their estimated fair value by aggregating our proportionate share of the fair value of the underlying securities held by the accounts. The pooled separate accounts investments consist primarily of underlying publicly traded debt and equity securities for which market prices are readily available. The guaranteed deposit fund is a group annuity contract and is valued at estimated fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations that are quoted in active markets.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $4.4 million, $3.4 million and $3.1 million to the postretirement benefit plan in 2012, 2011 and 2010, respectively. We expect to contribute up to $5.5 million to the plan in 2013.
The plan assets consisted of the following assets by category:

Asset Category	2012	2011
Fixed income securities	49.8%	56.4%
Equity securities	50.2%	43.6%
Total	100.0%	100.0%
Our measurement of the accumulated postretirement benefit obligation as of December 31, 2012 and 2011 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Net postretirement cost for 2012, 2011 and 2010 includes the following components:

(In thousands)	2012	2011	2010
Service cost	$5,433	$3,431	$2,809
Interest cost	1,552	1,285	984
Expected return on plan assets	(1,016)	(737)	(469)
Amortization of prior service cost	125	313	313
Amortization of unrecognized loss	534	220	—
Net postretirement cost	$6,628	$4,512	$3,637

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(30,679)	$(22,409)
Service cost	(5,433)	(3,431)
Interest cost	(1,552)	(1,285)
Actuarial net gain (loss)	474	(3,925)
Benefits paid	175	371
Ending accumulated postretirement obligation	$(37,015)	$(30,679)
Change in Plan’s Assets:
Beginning plan assets at fair value	$13,549	$9,763
Actual return on plan assets	1,747	364
Employer contributions	4,374	3,422
Employer provided retiree premiums	175	371
Benefits paid	(175)	(371)
Ending plan assets at fair value	$19,670	$13,549
Funded status, underfunded	$(17,345)	$(17,130)
Amounts recorded as:
Funded Status:
Accrued postretirement liabilities	$(17,345)	$(17,130)
Total	$(17,345)	$(17,130)
Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$5,461	$7,200
Prior service credit	—	125
Total	$5,461	$7,325
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
Actuarial assumptions used to determine the benefit obligation for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Discount rate	4.20%	5.00%	5.60%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	8.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017	2016
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%

Actuarial assumptions used to determine the benefit cost for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Discount rate	5.00%	5.49%	6.00%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	9.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%
Year that the rate reaches the ultimate trend rate	2017	2017	2015
At December 31, 2012, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)
2013	$285
2014	444
2015	544
2016	655
2017	850
2018 through 2022	9,672
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2012 and the postretirement benefit obligation at December 31, 2012:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost	$1,194	$(939)
Effect on postretirement benefit obligation	4,511	(3,622)
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

The fair value measurement of the other postretirement benefit plans as of December 31, 2012, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$16	$—	$—
Pooled separate accounts — U.S. equity securities	—	2,131	—
Pooled separate accounts — international equity securities	—	529	—
Pooled separate accounts — fixed income securities	—	2,222	—
Mutual funds — equity securities	7,214	—	—
Mutual funds — fixed income securities	7,117	—	—
Guaranteed deposit fund	—	441	—
Total	$14,347	$5,323	$—
The fair value measurement of the other postretirement benefit plans as of December 31, 2011, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$14	$—	$—
Pooled separate accounts — U.S. equity securities	—	858	—
Pooled separate accounts — international equity securities	—	151	—
Pooled separate accounts — fixed income securities	—	916	—
Mutual funds — equity securities	4,895	—	—
Mutual funds — fixed income securities	4,768	—	—
Guaranteed deposit fund	—	1,947	—
Total	$9,677	$3,872	$—
Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual fund investments consist primarily of publicly traded mutual funds for which market prices are readily available.
The pooled separate accounts are valued at their estimated fair value by aggregating our proportionate share of the fair value of the underlying securities held by the accounts. The pooled separate accounts investments consist primarily of underlying publicly traded debt and equity securities for which market prices are readily available. The guaranteed deposit fund is a group annuity contract and is valued at estimated fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations that are quoted in active markets.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3.8 million, $3.4 million and $2.7 million in 2012, 2011 and 2010, respectively.

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
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$13,127	$10,037	$—
Mutual funds — fixed income securities	21,332	—	—
Mutual funds — equity securities	1,612	—	—
Interest rate swap derivatives	—	2,725	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(31,507)	—
Total	$36,071	$(18,745)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$15,004	$34,246	$—
Mutual funds — fixed income securities	15,551	—	—
Mutual funds — equity securities	1,107	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(24,258)	—
Total	$31,662	$9,988	$—
As of December 31, 2012 and 2011, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. Our Level 1 investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The cash and cash equivalents that are classified as a Level 2 investment consist of deposits held with financial institutions that are then invested by the financial institution in money market mutual funds and common and collective trusts that are administered similar to money market funds. The underlying money market funds and common and collective trusts are recorded at cost plus accrued interest.

The asset and liabilities related to derivatives consist of interest rate swaps discussed in Note 8 and recorded in other current assets and liabilities. The fair value of our interest rate swap derivatives as of December 31, 2012 and December 31, 2011 is determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2012 and 2011.
Fair Value of Financial Assets and Liabilities
Fixed Rate Long-Term Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $3,072.9 million and $2,862.6 million at December 31, 2012 and 2011, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $2,619.4 million and $2,444.0 million at December 31, 2012 and 2011, respectively.
Revolving and Term Loan Credit Agreements
At December 31, 2012 and 2011, we had a consolidated total of $527.8 million and $201.1 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
13. STOCKHOLDERS' EQUITY
Common Stock
General — ITC Holdings’ authorized capital stock consists of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.
As of December 31, 2012, there were 52,248,514 shares of our common stock outstanding (which includes restricted stock), no shares of preferred stock outstanding and 637 holders of record of our common stock.
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
Each of the ITC Holdings Revolving and Term Loan Credit Agreements, the ITCTransmission Revolving Credit Agreement, the METC Revolving Credit Agreement, the ITC Midwest Revolving Credit Agreement, the ITC Great Plains Revolving Credit Agreement and the note purchase agreements governing ITC Holdings’ Senior Notes imposes restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving and term loan credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.
Pursuant to SEC requirements, Schedule I included in Part IV Item 15 is required because of restrictions which limit the payment of dividends to ITC Holdings by its subsidiaries. ITCTransmission, METC, ITC Midwest and ITC Great Plains are restricted by their revolving credit agreements in their ability to pay dividends to ITC Holdings. In the event of default on our revolving credit agreements or non-compliance with the covenants under our revolving credit agreements, we may not be able to disburse dividends. ITCTransmission, METC, ITC Midwest and ITC Great Plains were in compliance with the covenants under their revolving credit agreements during 2012.
In addition to the restrictions imposed by the debt covenants described above, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2012 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Management does not expect that maintaining this targeted capital structure will have an impact on the Company's ability to pay dividends at the current level in the foreseeable future.
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
Repurchases — In 2012, 2011 and 2010, we repurchased 99,533, 89,715 and 1,057 shares of common stock for an aggregate of $7.3 million, $6.4 million and $0.1 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014, although the agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. It is expected that the shares we would issue under the SAFA will be registered under a shelf registration statement of ITC Holdings on Form S-3 to be filed with the SEC. No shares have been issued under this agreement.
14. SHARE-BASED COMPENSATION
Our LTIP, which was adopted in 2006 and most recently amended and restated in 2011, permits the compensation committee to make grants of a variety of share-based awards (such as options, restricted shares and deferred stock units) for a cumulative amount of up to 4,950,000 shares to employees, directors and consultants. The LTIP provides that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2016. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Plan, including options and restricted stock. In addition, our board of directors and shareholders approved the ESPP, which we implemented effective April 1, 2007. The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units. As of December 31, 2012, 2,481,750 shares were available for future issuance under our 2003 Plan, ESPP and LTIP, including 1,603,429 shares issuable upon the exercise of outstanding stock options, of which 1,030,594 were vested.
We recorded share-based compensation in 2012, 2011 and 2010 as follows:

(In thousands)	2012	2011	2010
Operation and maintenance expenses	$1,933	$2,540	$2,098
General and administrative expenses	8,057	7,524	8,074
Amounts capitalized to property, plant and equipment	5,632	5,327	4,702
Total share-based compensation	$15,622	$15,391	$14,874
Total tax benefit recognized in the consolidated statement of operations	$3,807	$3,976	$4,028
Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as common stock only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the years ended December 31, 2012, 2011 and 2010, we recognized the tax effects of the excess tax deductions as an increase in common stock of $23.0 million, $28.1 million and $0.3 million, respectively, as the deductions have resulted in a reduction of taxes payable.
Options
Our option grants vest in equal annual installments over a 3- or 5 years period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date.
Stock option activity for 2012 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2012 (1,577,925 exercisable with a weighted average exercise price of $22.89)	2,100,056	$31.45
Granted	358,160	70.76
Exercised	(851,720)	14.66
Forfeited	(3,067)	67.08
Outstanding at December 31, 2012 (1,030,594 exercisable with a weighted average exercise price of $38.10)	1,603,429	$49.02
Grant date fair value of the stock options awards granted during 2012, 2011 and 2010 was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted-average fair value per option:

	2012	2011	2010
	Option Grants	Option Grants	Option Grants
Weighted-average grant date fair value per option	$16.58	$18.77	$16.01
Weighted-average expected volatility (a)	29.8%	29.8%	37.4%
Weighted-average risk-free interest rate	1.0%	2.1%	2.5%
Weighted-average expected term (b)	6 years	6 years	6 years
Weighted-average expected dividend yield	1.99%	1.86%	2.44%
Estimated fair value of underlying shares	$70.76	$72.15	$52.47
____________________________

(a)	We estimated volatility using the historical volatility of our stock.

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

At December 31, 2012, the aggregate intrinsic value and the weighted-average remaining contractual term for all outstanding options were approximately $44.7 million and 6.1 years, respectively. At December 31, 2012, the aggregate intrinsic value and the weighted-average remaining contractual term for exercisable options were $40.0 million and 4.6 years, respectively. The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 were $53.2 million, $20.5 million and $19.3 million, respectively. At December 31, 2012, the total unrecognized compensation cost related to the unvested options awards was $6.6 million and the weighted-average period over which it is expected to be recognized was 2.0 years.
We estimate that 1,592,272 of the options outstanding at December 31, 2012 will vest, including those already vested. The weighted-average exercise price, aggregate intrinsic value and the weighted-average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2012 was $48.88 per share, $44.6 million and 6.1 years, respectively.
Restricted Stock Awards
Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted-average expected remaining vesting period at December 31, 2012 is 2.4 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.
Restricted stock award activity for 2012 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested restricted stock awards at January 1, 2012	719,981	$53.06
Granted	158,599	71.65
Vested	(344,069)	46.90
Forfeited	(11,161)	58.24
Unvested restricted stock awards at December 31, 2012	523,350	$62.63
The weighted-average grant date fair value of restricted stock awarded during 2011 and 2010 was $71.27 and $53.28 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2012 was $40.3 million. The aggregate fair value of restricted stock awards that vested during 2012, 2011 and 2010 was $25.1 million, $20.7 million and $0.6 million, respectively. At December 31, 2012, the total unrecognized compensation cost related to the restricted stock awards was $16.9 million and the weighted-average period over which that cost is expected to be recognized was 2.4 years.
As of December 31, 2012, we estimate that 479,198 shares of the restricted shares outstanding at December 31, 2012 will vest. The weighted-average fair value, aggregate intrinsic value and the weighted average remaining contractual term for restricted shares that are expected to vest is $62.28 per share, $36.9 million and 1.6 years, respectively.
Employee Stock Purchase Plan
The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2012, 2011 and 2010, employees purchased 25,521, 23,027 and 24,840 shares, respectively, resulting in proceeds from the sale of our common stock of $1.6 million, $1.3 million and $1.1 million, respectively, under the ESPP. The total share-based compensation amortization for the ESPP was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
We have investments in jointly owned utility assets as shown in the table below as of December 31, 2012:

	Net	Construction
(In thousands)	Investments (a)	Work in Progress
Substations	$26,044	$3,462
Lines	92,935	718
Total	$118,979	$4,180
____________________________

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.
ITCTransmission
The Michigan Public Power Agency (the “MPPA”) has a 50.4% ownership interest in two ITCTransmission 345 kV transmission lines. ITCTransmission’s net investment in these two lines including jointly owned lines under construction totaled $21.9 million as of December 31, 2012. The MPPA’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operating and maintenance costs allocable to their ownership interest.
METC
METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipalities and other generators. As of December 31, 2012, METC had net investments in jointly owned assets within substations including jointly owned assets under construction totaling $12.7 million of which METC’s ownership percentages for these jointly owned substation assets ranged from 6.3% to 92.0%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc, (the “WPSC”), and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2012, METC had net investments in jointly shared transmission lines totaling $41.0 million of which METC’s ownership percentages for these jointly owned lines ranged from 35.5% to 64.8%.
ITC Midwest
ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2012, ITC Midwest had net investments in jointly shared substations facilities including jointly shared substations facilities under construction totaling $16.8 million of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 28.0% to 80.0%. As of December 31, 2012, ITC Midwest had net investments in jointly shared transmission lines totaling $30.8 million of which ITC Midwest’s ownership percentage for these jointly owned lines ranged from 48.0% to 80.0%.
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
Litigation
We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, regulatory matters and pending judicial matters. The outcome of these proceedings cannot be estimated. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2012 is estimated to be approximately $14.5 million, which includes approximately $3.7 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.0 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. On September 30, 2011, the FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition that requires adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. On September 28, 2012, ITC Midwest filed a refund report with the FERC which included adjustments to ITC Midwest's annual revenue requirement calculations and corresponding refunds. On January 30, 2013, the FERC accepted ITC Midwest’s refund report which included the amount expected to be refunded in 2014.
ITCTransmission and METC had applied an accounting treatment for their respective acquisitions similar to ITC Midwest. On February 1, 2013, ITCTransmission and METC voluntarily filed compliance plans and refund reports with FERC to address the findings raised with respect to the ITC Midwest audit, which includes the amounts expected to be refunded in 2014.
ITC Midwest, ITCTransmission and METC have recorded an aggregate estimated liability for the refund and related interest of $12.7 million as well as a reduction in property, plant and equipment for AFUDC debt and equity of $0.5 million through December 31, 2012 in the consolidated statements of financial position. The recognition of the estimated FERC refund recorded in other regulatory liabilities resulted in a reduction in revenues of $11.0 million, a reduction of AFUDC equity of $0.9 million and an increase in interest expense of $1.3 million accrued in the consolidated statements of operations for the year ended December 31, 2012, which resulted in a total reduction of net income after tax of $8.3 million. The refund amounts are limited to 2010 and earlier periods. The ITCTransmission and METC compliance plans and refund reports remain subject to FERC acceptance, however, we do not believe the ultimate resolution of these matters will differ materially from the estimates recorded during the second quarter of 2012.

Purchase Obligations and Leases
At December 31, 2012, we had purchase obligations of $94.3 million representing commitments for materials, services and equipment that had not been received as of December 31, 2012, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2013.
We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”
Future minimum lease payments under the leases at December 31, 2012 were:

(In thousands)
2013	$862
2014	396
2015	64
2016	64
2017 and thereafter	4
Total minimum lease payments	$1,390
Other Commitments
Nonconsolidated Variable Interest Entity
In April 2012, we executed a new agreement with Utility Lines Construction Services, Inc. (“ULCS”), which is a division of Asplundh Tree Expert Co., to perform the majority of maintenance for all of our Regulated Operating Subsidiaries. The agreement between us and ULCS contains a variable component related to a cost-plus arrangement which is a consideration for consolidation; however, we are not the primary beneficiary of the variable interest under the agreement. Additionally, we are not subject to risk of loss from ULCS’ operations and have not provided, nor will we provide, any significant financial support other than contractual payments. We have evaluated the agreement for possible consolidation, including review of qualitative factors such as the length and terms of the agreement, and have concluded that ULCS is not required to be consolidated in our consolidated financial statements.
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
Project Commitment. In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the IUB before construction of the project could commence, but due to the IUB’s case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. The Minnesota Public Utilities Commission is monitoring the status of the project, and ITC Midwest is providing it with periodic status updates about the project and other information about transmission system conditions, as requested in a May 15, 2012 Order. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline and will continue to pursue completion of the project using our commercially reasonable best efforts. Therefore, we believe the likelihood of any material effect from this matter is remote.
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
Maintenance Agreement. Midwest Energy, Inc. (“Midwest Energy”) and ITC Great Plains have entered into a maintenance agreement (the “Midwest Energy Agreement”) dated as of June 25, 2012. Pursuant to which Midwest Energy has agreed to perform various field operations and maintenance service related to ITC Great Plains facilities associated with the KETA project. The Midwest Energy Agreement has an initial term of three years with automatic three-year renewals unless terminated (1) due to a material breach by the non-terminating party following notice and failure to cure or (2) by mutual consent of the parties. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Concentration of Credit Risk
Our credit risk is primarily with Detroit Edison, Consumers Energy and IP&L, which were responsible for approximately 26.7%, 25.6% and 27.0%, respectively, or $221.8 million, $212.3 million and $223.9 million, respectively, of our consolidated operating revenues for the year ended December 31, 2012. These percentages and amounts of total operating revenues of Detroit Edison, Consumers Energy and IP&L include an estimate for the 2012 revenue accruals and deferrals that were included in our 2012 operating revenues, but will not be billed or refunded to our customers until 2014. We have assumed that the revenues associated with the revenue accruals and deferrals would be billed or refunded to these customers in 2014 in the same proportion of the respective percentages of network and regional cost sharing revenues billed to them in 2012. Any financial difficulties experienced by Detroit Edison, Consumers Energy or IP&L could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills Detroit Edison, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP bills customers of ITC Great Plains on a monthly basis and collects fees for the use of ITC Great Plains’ assets. MISO and the SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and the SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.
17. ENTERGY TRANSACTION
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements (“transaction agreements”) under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Entergy’s electric transmission business consists of approximately 15,400 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a $700 million recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger and assumed under the acquisition. Completion of the transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators, the FERC and ITC Holdings’ shareholders.
For the years ended December 31, 2012 and 2011, we expensed external legal, advisory and financial services fees of $19.4 million and $7.0 million, respectively, and internal labor and related costs of approximately $7.1 million and $1.6 million, respectively, related to the Entergy Transaction recorded primarily within general and administrative expenses. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
Per the transaction agreements, prior to completion of the Entergy Transaction, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice and, if elected, a one-time special dividend to ITC Holdings’ pre-merger shareholders to effectuate the recapitalization discussed above. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level for the foreseeable future.
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2012	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$830,616	$607	$(688)	$830,535
Depreciation and amortization	105,841	671	—	106,512
Interest expense	65,445	90,289	—	155,734
Income before income taxes	422,074	(125,566)	—	296,508
Income tax provision (benefit)	159,528	(50,896)	—	108,632
Net income	262,545	187,876	(262,545)	187,876
Property, plant and equipment, net	4,123,520	11,059	—	4,134,579
Goodwill	950,163	—	—	950,163
Total assets (b)	5,440,401	3,252,047	(3,127,639)	5,564,809
Capital expenditures	806,825	243	(4,305)	802,763

	Regulated
	Operating	ITC Holdings	Reconciliations/
2011	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$757,465	$486	$(554)	$757,397
Depreciation and amortization	94,520	461	—	94,981
Interest expense	58,795	88,609	(468)	146,936
Income before income taxes	367,628	(101,194)	—	266,434
Income tax provision (benefit) (a)	143,416	(48,667)	—	94,749
Net income (a)	224,211	171,685	(224,211)	171,685
Property, plant and equipment, net	3,404,091	11,732	—	3,415,823
Goodwill	950,163	—	—	950,163
Total assets (b)	4,711,274	2,845,182	(2,733,090)	4,823,366
Capital expenditures	554,692	7,633	(5,394)	556,931

	Regulated
	Operating	ITC Holdings	Reconciliations/
2010	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$696,885	$425	$(467)	$696,843
Depreciation and amortization	86,621	355	—	86,976
Interest expense	54,983	87,665	(95)	142,553
Income before income taxes	330,207	(102,275)	—	227,932
Income tax provision (benefit) (a)	126,556	(44,302)	—	82,254
Net income (a)	203,651	145,678	(203,651)	145,678
Property, plant and equipment, net	2,867,008	5,269	—	2,872,277
Goodwill	950,163	—	—	950,163
Total assets (b)	4,187,374	2,671,022	(2,550,523)	4,307,873
Capital expenditures	391,252	45	(2,896)	388,401

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

METC now records federal and state income taxes since the operating entity is no longer held by a partnership. The Regulated Operating Subsidiaries segment includes the allocation of federal income taxes for METC for all periods presented.

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

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2012 (a)
Operating revenues	$196,713	$197,375	$214,801	$221,646	$830,535
Operating income	105,894	98,483	113,354	113,328	431,059
Net income	46,051	42,386	51,183	48,256	187,876
Basic earnings per share	$0.90	$0.82	$0.99	$0.93	$3.65
Diluted earnings per share	$0.88	$0.81	$0.98	$0.92	$3.60
2011 (a)
Operating revenues	$179,386	$185,098	$191,303	$201,610	$757,397
Operating income	99,975	100,231	98,833	98,713	397,752
Net income	42,002	42,996	44,024	42,663	171,685
Basic earnings per share	$0.83	$0.84	$0.86	$0.83	$3.36
Diluted earnings per share	$0.81	$0.83	$0.85	$0.82	$3.31
____________________________

(a)
During the year ended December 31, 2012 and the three months ended December 31, 2011, we expensed external legal, advisory and financial services fees of $19.4 million and $6.9 million, respectively, and internal labor and related costs of approximately $7.1 million and $1.5 million, respectively, related to the Entergy Transaction of which certain of the external costs are not expected to be deductible for income tax. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Equity Compensation Plans
At December 31, 2012, the 2003 Stock Purchase and Option Plan and the LTIP were in place, pursuant to which we grant stock options and restricted stock and other equity based compensation to employees, officers, and directors, as well as the ESPP. Each of these plans has been approved by shareholders.
The following table sets forth certain information with respect to our equity compensation plans at December 31, 2012 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)
Equity compensation plans approved by shareholders	1,603	$49.02	2,482
____________________________

(a)
The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2012 upon exercise of stock options; 2) the number of common shares to be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

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
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2012 and 2011
		Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
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

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands, except share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$22,546	$49,240
Accounts receivable from subsidiaries	51,005	47,815
Prepaid assets	22,756	949
Other	4,775	5
Total current assets	101,082	98,009
Other assets
Investment in subsidiaries	3,052,902	2,668,109
Deferred income taxes	35,272	29,444
Deferred financing fees (net of accumulated amortization of $8,063 and $6,590, respectively)	7,308	8,756
Other	55,393	41,408
Total other assets	3,150,875	2,747,717
TOTAL ASSETS	$3,251,957	$2,845,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,594	$5,930
Accrued payroll	20,740	18,013
Accrued interest	30,985	30,892
Derivative instruments	31,507	—
Debt maturing within one year	466,935	—
Other	1,484	2,138
Total current liabilities	560,245	56,973
Accrued pension and postretirement liabilities	53,243	44,923
Derivative instruments	—	24,258
Other	930	1,081
Long-term debt (net of discounts of $1,916 and $2,401, respectively)	1,222,684	1,459,599
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,248,514 and 51,323,368 shares issued and outstanding at December 31, 2012 and 2011, respectively	989,334	943,444
Retained earnings	443,569	330,816
Accumulated other comprehensive loss	(18,048)	(15,368)
Total stockholders’ equity	1,414,855	1,258,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,251,957	$2,845,726
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2012	2011	2010
Other income	$2,165	$2,556	$1,518
General and administrative expense	(31,833)	(11,409)	(8,899)
Interest expense	(90,289)	(88,618)	(87,610)
Other expense	(812)	(517)	(281)
LOSS BEFORE INCOME TAXES	(120,769)	(97,988)	(95,272)
INCOME TAX BENEFIT	(49,141)	(47,545)	(41,457)
LOSS AFTER TAXES	(71,628)	(50,443)	(53,815)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	259,504	222,128	199,493
NET INCOME	$187,876	$171,685	$145,678
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2012	2011	2010
NET INCOME	$187,876	$171,685	$145,678
OTHER COMPREHENSIVE (LOSS) INCOME
Amortization of interest rate lock cash flow hedges (net of tax of $31, $1 and $34 for the years ended December 31, 2012, 2011 and 2010, respectively)	67	97	64
Unrealized (loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,777, $10,705 and $1,211 for the years ended December 31, 2012, 2011 and 2010, respectively)	(2,747)	(16,653)	1,889
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(2,680)	(16,556)	1,953
TOTAL COMPREHENSIVE INCOME	$185,196	$155,129	$147,631
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,876	$171,685	145,678
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in subsidiaries’ earnings	(259,504)	(222,128)	(199,493)
Dividends from subsidiaries	127,412	304,244	231,101
Deferred income tax expense	(87,861)	(94,663)	(34,623)
Intercompany tax payments from subsidiaries	83,144	86,226	59,643
Share-based compensation expense	15,622	15,392	14,874
Other	2,438	3,423	2,115
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(9,677)	(11,062)	(26,361)
Prepaid and other current assets	(21,803)	1,566	(2,082)
Accounts payable	2,680	4,126	(1,539)
Accrued payroll	2,727	(593)	4,958
Accrued interest	93	65	4,475
Tax benefit for excess tax deductions of share-based compensation	(23,022)	(28,114)	(320)
Other current liabilities	20,954	26,144	3,156
Other non-current assets and liabilities, net	(65)	1,008	(1,806)
Net cash provided by operating activities	41,014	257,319	199,776
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contribution to subsidiaries	(337,630)	(472,964)	(141,904)
Return of capital from subsidiaries	91,399	228,600	—
Proceeds from sale of securities	5,935	3,839	14,576
Purchases of securities	(11,779)	(8,136)	(14,587)
Net cash used in investing activities	(252,075)	(248,661)	(141,915)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreement	295,450	—	—
Borrowings under term loan credit agreement	200,000	—	—
Repayments of revolving credit agreement	(265,850)	—	—
Issuance of common stock	14,189	18,993	8,908
Dividends on common stock	(75,153)	(70,363)	(66,041)
Tax benefit for excess tax deductions of share-based compensation	23,022	28,114	320
Other	(7,291)	(7,546)	(247)
Net cash provided by (used in) financing activities	184,367	(30,802)	(57,060)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,694)	(22,144)	801
CASH AND CASH EQUIVALENTS — Beginning of period	49,240	71,384	70,583
CASH AND CASH EQUIVALENTS — End of period	$22,546	$49,240	$71,384

Supplementary cash flows information:
Interest paid	$88,303	$86,649	$81,416
Income taxes paid	41,174	34,127	8,844
Supplementary non-cash investing and financing activities:
Equity transfers to subsidiaries	6,470	12,892	7,090
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries, deferred tax assets relating primarily to federal income tax operating loss carryforwards and cash. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments or to pay dividends to shareholders. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA, and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2012 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. Management does not expect maintaining this targeted capital structure to have an impact on the Company's ability to pay dividends at the current level in the foreseeable future. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2012, the maturities of our debt outstanding were as follows:

(In thousands)
2013	$467,000
2014	50,000
2015	—
2016	284,600
2017	50,000
2018 and thereafter	840,000
Total	$1,691,600
Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes, the ITC Holdings Revolving and Term Loan Credit Agreements and related items.
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $1,707.2 million and $1,681.9 million at December 31, 2012 and 2011, respectively. The total book value of the ITC Holdings Senior Notes, net of discount, was $1,460.0 million and $1,459.6 million at December 31, 2012 and 2011, respectively. At December 31, 2012 we had a total of $229.6 million outstanding under our revolving and term loan credit agreements, which are variable rate loans. No amount was outstanding under our revolving credit agreement at December 31, 2011. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios in addition to non-GAAP covenants. At December 31, 2012, we were in compliance with all debt covenants.
3.     RELATED-PARTY TRANSACTIONS
ITCTransmission, MTH, ITC Midwest and other subsidiaries paid cash dividends to ITC Holdings totaling $127.4 million, $304.2 million and $231.1 million in 2012, 2011 and 2010, respectively. ITCTransmission, MTH, ITC Midwest and other subsidiaries recognized a return of capital to ITC Holdings totaling $91.4 million and $228.6 million in 2012 and 2011, respectively. No return of capital was recognized in 2010.
Additionally, ITCTransmission paid $18.9 million, $51.6 million and $52.8 million to ITC Holdings under an intercompany tax sharing arrangement during 2012, 2011 and 2010, respectively. MTH paid $17.6 million, $23.3 million and $3.5 million to ITC Holdings under an intercompany tax sharing arrangement during 2012, 2011 and 2010, respectively. Additionally, ITC Midwest paid $37.2 million, $11.3 million and $3.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2012, 2011 and 2010, respectively. ITC Great Plains paid $4.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2012. No payments were made by ITC Great Plains in 2011 and 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on March 1, 2013.

ITC HOLDINGS CORP.
By:	/s/ JOSEPH L. WELCH
Joseph L. Welch
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH L. WELCH	Chairman, President and Chief	March 1, 2013
Joseph L. Welch	Executive Officer (principal executive officer)

/s/ CAMERON M. BREADY	Executive Vice President and Chief	March 1, 2013
Cameron M. Bready	Financial Officer (principal financial officer
and principal accounting officer)

/s/ CHRISTOPHER H. FRANKLIN	Director	March 1, 2013
Christopher H. Franklin

/s/ EDWARD G. JEPSEN	Director	March 1, 2013
Edward G. Jepsen

/s/ WILLIAM J. MUSELER	Director	March 1, 2013
William J. Museler

/s/ HAZEL R. O’LEARY	Director	March 1, 2013
Hazel R. O’Leary

/s/ M. MICHAEL ROUNDS	Director	March 1, 2013
M. Michael Rounds

/s/ GORDON BENNETT STEWART, III	Director	March 1, 2013
Gordon Bennett Stewart, III

/s/ THOMAS G. STEPHENS	Director	March 1, 2013
Thomas G. Stephens

/s/ LEE C. STEWART	Director	March 1, 2013
Lee C. Stewart

/s/ J.C. WATTS, JR.	Director	March 1, 2013
J.C. Watts, Jr.

EXHIBITS
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

2.1
Merger Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC, Registrant and Ibis Transaction Subsidiary LLC (filed with Registrant’s Form 8-K filed on December 6, 2011)

2.2
Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, Registrant, Mid South TransCo LLC, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc. and Entergy Services, Inc. (filed with Registrant’s Form 8-K filed on December 6, 2011)

2.3
Amendment No. 1 to the Merger Agreement, dated as of September 21, 2012, among Entergy Corporation, Mid South TransCo LLC, Registrant and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (filed with Registrant's Registration Statement on Form S-4 filed on September 25, 2012)

2.4
Amendment No. 1 to the Separation Agreement, dated as of September 24, 2012, among Entergy Corporation, Registrant, Mid South TransCo LLC, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Energy New Orleans, Inc. Entergy Texas, Inc. and Entergy Services, Inc. (filed with Registrant's Registration Statement on Form S-4 filed on September 25, 2012)

2.5
Amendment No. 2 to the Merger Agreement, dated as of January 28, 2013, among Entergy Corporation, Mid South TransCo LLC, Registrant and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (filed with Registration Form 8-K filed on January 31, 2013)

3.1	Amended and Restated Articles of Incorporation of the Registrant (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

3.2	Third Amended and Restated Bylaws of Registrant dated as of February 16, 2011 (filed with Registrant’s 2010 Form 10-K)

4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.18
Third Supplemental Indenture, dated as of January 24, 2008, supplemental to the Indenture dated as of July 16, 2003, between the Registrant and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K filed on January 25, 2008)

4.19
First Mortgage and Deed of Trust, dated as of January 14, 2008, between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee (filed with Registrant’s Form8-K filed on February 1, 2008)

4.20
First Supplemental Indenture, dated as of January 14, 2008, supplemental to the First Mortgage Indenture between ITC Midwest LLC and The Bank of New York Trust Company, N.A., as trustee, First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on February 1, 2008)

4.21
Fourth Supplemental Indenture, dated as of March 25, 2008, between International Transmission Company and The Bank of New York Trust Company, N.A., as trustee, to the First Mortgage and Deed of Trust dated as of July 15, 2003 (filed with Registrant’s Form 8-K filed on March 27, 2008)

4.22
Fourth Supplemental Indenture, dated as of December 11, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)

4.23
Second Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee, to the First Mortgage and Deed of Trust, dated as of January 14, 2008 (filed with Registrant’s Form 8-K filed on December 23, 2008)

4.24
Third Supplemental Indenture, dated as of November 25, 2008, between METC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.), as trustee, to the First Mortgage Indenture between Michigan Electric Transmission Company, LLC and JPMorgan Chase Bank, dated as of December 10, 2003 (filed with Registrant’s Form 8-K filed on December 23, 2008)

4.25
Fourth Supplemental Indenture, dated as of December 11, 2009, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K filed on December 14, 2009)

4.26
Fourth Supplemental Indenture, dated as of December 10, 2009, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on December 17, 2009)

4.27
Fifth Supplemental Indenture, dated as of April 20, 2010, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K filed on May 10, 2010)

4.28
Third Supplemental Indenture, dated as of December 15, 2008, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2011)

4.29
Fifth Supplemental Indenture, dated as of July 15, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2011)

Exhibit No.	Description of Exhibit

4.30
Sixth Supplemental Indenture, dated as of November 29, 2011, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on December 1, 2011)

4.31
Sixth Supplemental Indenture, dated as of October 5, 2012, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant's Form 8-K filed on October 29, 2012)

*10.13
Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

Exhibit No.	Description of Exhibit

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

*10.93	Letter Agreement, dated as of February 1, 2011, between Edward M. Rahill and ITC Holdings Corp. (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2011)

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

10.100
Amended and Restated Generator Interconnection Agreement entered into by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midwest Independent Transmission System Operator, Inc., effective August 1, 2011 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2011)

10.101	Employment Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and Registrant (filed with Registrant’s Form 8-K filed on December 6, 2011)

10.102	Summary of annual corporate performance bonus plan as of February 2012 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2012)

10.103	ITC Midwest Revolving Credit Agreement dated as of May 31, 2012 (filed with Registrant's Form 8-K filed on June 1, 2012)

Exhibit No.	Description of Exhibit

10.104	Form of Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012) (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2012)

10.105	Form of Restricted Stock Award Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012) (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2012)

10.106
Term Loan Credit Agreement, dated August 23, 2012, among Registrant, various financial institutions and other persons from time to time parties hereto, as the Lenders, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Deutsche Bank Securities, Inc., as syndication agents and Wells Fargo Bank, National Association, as documentation agent (filed with Registrant's Form 8-K filed on August 27, 2012)

10.107
Amendment and Restatement of the April, 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC as Transmission Provider and Consumers Energy Company as Local Distribution Company, approved and effective September 25, 2012 as of June 1, 2012 (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2012)

*10.108	Employment Agreement between ITC Holdings Corp. and Joseph L. Welch, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.109	Employment Agreement between ITC Holdings Corp. and Linda H. Blair, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.110	Employment Agreement between ITC Holdings Corp. and Jon E. Jipping, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.111	Employment Agreement between ITC Holdings Corp. and Daniel J. Oginsky, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.112	Retention Compensation Agreement between ITC Holdings Corp. and Joseph L. Welch, dated as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.113	Employment Agreement between ITC Holdings Corp. and Cameron M. Bready, dated as of December 21, 2012 (filed with Registrant's Form 8-K on January 23, 2013)

10.114
Term Loan Credit Agreement, dated February 15, 2013, among Registrant, various financial institutions from time to time parties hereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Bank of America, N.A., as documentation agent, Deutsche Bank Securities, Inc. and Morgan Stanley Senior Funding, Inc., as co-syndication agents and Wells Fargo Securities, LLC, Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint bookrunners (filed with Registrant's Form 8-K on February 19, 2013)

10.115
Amended and Restated Generator Interconnection Agreement entered into by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midwest Independent Transmission System Operator, Inc., effective December 1, 2012

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