Form 10-Q
period 2013-03-31
ITC Holdings Corp.
filed 2013-04-24
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 19, 2013 was 52,332,830.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2013

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Edison Company, a wholly-owned subsidiary of DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•	“Entergy Transaction” are references to the transaction whereby the electric transmission business of Entergy will be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings’ annual report on Form 10-K” are references to the annual report on Form 10-K filed on March 1, 2013;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$67,582	$26,187
Accounts receivable	78,412	72,192
Inventory	37,092	37,357
Deferred income taxes	21,094	23,014
Regulatory assets — revenue accruals, including accrued interest	6,310	7,489
Prepaid assets	18,367	29,235
Other	5,179	2,752
Total current assets	234,036	198,226
Property, plant and equipment (net of accumulated depreciation and amortization of $1,289,769 and $1,269,810, respectively)	4,317,746	4,134,579
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $19,188 and $18,397, respectively)	47,701	48,492
Regulatory assets — revenue accruals, including accrued interest	14,594	2,719
Other regulatory assets	181,797	180,378
Deferred financing fees (net of accumulated amortization of $18,742 and $17,838, respectively)	18,721	19,293
Other	30,729	30,959
Total other assets	1,243,705	1,232,004
TOTAL ASSETS	$5,795,487	$5,564,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$109,646	$123,022
Accrued payroll	10,174	20,740
Accrued interest	44,722	44,708
Accrued taxes	23,221	28,117
Regulatory liabilities — revenue deferrals, including accrued interest	47,736	53,763
Refundable deposits from generators for transmission network upgrades	30,083	40,745
Debt maturing within one year	901,962	651,929
Other	38,408	40,287
Total current liabilities	1,205,952	1,003,311
Accrued pension and postretirement liabilities	55,349	53,243
Deferred income taxes	484,577	460,072
Regulatory liabilities — revenue deferrals, including accrued interest	33,479	28,613
Regulatory liabilities — accrued asset removal costs	74,549	75,477
Refundable deposits from generators for transmission network upgrades	6,019	7,623
Other	23,088	26,317
Long-term debt	2,458,881	2,495,298
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,317,093 and 52,248,514 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	995,509	989,334
Retained earnings	474,026	443,569
Accumulated other comprehensive loss	(15,942)	(18,048)
Total stockholders’ equity	1,453,593	1,414,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,795,487	$5,564,809
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2013	2012
OPERATING REVENUES	$217,304	$196,713
OPERATING EXPENSES
Operation and maintenance	24,513	28,712
General and administrative	34,926	23,009
Depreciation and amortization	28,486	25,011
Taxes other than income taxes	16,670	14,280
Other operating (income) and expense — net	(172)	(193)
Total operating expenses	104,423	90,819
OPERATING INCOME	112,881	105,894
OTHER EXPENSES (INCOME)
Interest expense	39,063	37,910
Allowance for equity funds used during construction	(8,733)	(5,624)
Other income	(236)	(306)
Other expense	1,037	831
Total other expenses (income)	31,131	32,811
INCOME BEFORE INCOME TAXES	81,750	73,083
INCOME TAX PROVISION	31,560	27,032
NET INCOME	$50,190	$46,051
Basic earnings per common share	$0.96	$0.90
Diluted earnings per common share	$0.95	$0.88
Dividends declared per common share	$0.3775	$0.3525
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2013	2012
NET INCOME	$50,190	$46,051
OTHER COMPREHENSIVE INCOME
Amortization of interest rate lock cash flow hedges (net of tax of $10 and $9, respectively)	14	15
Unrealized gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,365 and $1,803, respectively)	2,092	2,812
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2,106	2,827
TOTAL COMPREHENSIVE INCOME	$52,296	$48,878
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,190	$46,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,486	25,011
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(11,857)	(16,779)
Deferred income tax expense	21,329	16,191
Allowance for equity funds used during construction	(8,733)	(5,624)
Other	3,992	2,974
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(4,341)	1,232
Inventory	265	1,771
Prepaid and other current assets	10,857	(4,421)
Accounts payable	(5,193)	(4,840)
Accrued payroll	(7,040)	(6,726)
Accrued interest	14	(19,448)
Accrued taxes	(4,896)	(6,505)
Other current liabilities	(839)	(3,641)
Other non-current assets and liabilities, net	(266)	4,429
Net cash provided by operating activities	71,968	29,675
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(214,111)	(224,079)
Other	(103)	(50)
Net cash used in investing activities	(214,214)	(224,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	100,000
Borrowings under revolving credit agreements	369,500	342,250
Borrowings under term loan credit agreements	250,000	—
Repayments of revolving credit agreements	(406,000)	(268,500)
Issuance of common stock	2,632	1,050
Dividends on common and restricted stock	(19,733)	(18,101)
Refundable deposits from generators for transmission network upgrades	8,058	9,636
Repayment of refundable deposits from generators for transmission network upgrades	(20,325)	(5,661)
Other	(491)	(1,512)
Net cash provided by financing activities	183,641	159,162
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,395	(35,292)
CASH AND CASH EQUIVALENTS — Beginning of period	26,187	58,344
CASH AND CASH EQUIVALENTS — End of period	$67,582	$23,052
See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2012 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2013	2012
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$38,144	$56,262
Income taxes paid	1,100	9,324
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$79,933	$78,252
Allowance for equity funds used during construction	8,733	5,624
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2013 or 2012, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) has been updated for the presentation of comprehensive income in financial statements. Under this guidance, we are required to (1) disclose the changes in accumulated other comprehensive income (“AOCI”) by component and (2) disclose the effects on the line items of net income of significant amounts reclassified out of AOCI. We adopted this guidance as of January 1, 2013. For the three months ended March 31, 2013, the requirements under (1) above are presented in the condensed consolidated statements of comprehensive income, however, there were no significant amounts reclassified out of AOCI that would require disclosure.
Balance Sheet Offsetting Requirements
The FASB has created new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). We adopted this guidance as of January 1, 2013. As of March 31, 2013, we did not have any material assets and liabilities that are subject to the new disclosure requirements.

3.    REGULATORY MATTERS
ITC Great Plains
As of March 31, 2013, we have recorded a total of $14.1 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates. If FERC authorization to recover these costs is received, ITC Great Plains will include the balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
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
Complaint of IP&L
On September 14, 2012, IP&L filed a complaint with the FERC against ITC Midwest’s reimbursement policy under Section 206 of the Federal Power Act. The complaint challenges ITC Midwest’s FERC approved reimbursement policy for network upgrades to qualifying generators. IP&L requests that the FERC (1) investigate the justness and reasonableness of ITC Midwest’s Attachment FF policy; (2) establish a refund effective date of September 14, 2012; and (3) establish hearing procedures. On October 4, 2012, ITC Midwest filed an answer to the complaint with the FERC outlining the reasons ITC Midwest’s Attachment FF provision remains just and reasonable and requesting dismissal of the complaint.
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

The current and non-current regulatory assets are recorded on the balance sheet in regulatory assets revenue accruals, including accrued interest. The current and non-current regulatory liabilities are recorded in regulatory liabilities revenue deferrals, including accrued interest. The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2013:

(in thousands)	Total
Balance as of December 31, 2012	$(72,168)
Net refund of 2011 revenue deferrals and accruals, including accrued interest	11,766
Net revenue accrual for the three months ended March 31, 2013	687
Net accrued interest payable for the three months ended March 31, 2013	(596)
Balance as of March 31, 2013	$(60,311)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statement of financial position as follows:

(in thousands)	Total
Current assets	$6,310
Non-current assets	14,594
Current liabilities	(47,736)
Non-current liabilities	(33,479)
Balance as of March 31, 2013	$(60,311)
4.    INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $39.5 million (net of accumulated amortization of $18.9 million) as of March 31, 2013.
We have also recorded intangible assets for payments made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $8.2 million (net of accumulated amortization of $0.3 million) as of March 31, 2013.
During the three months ended March 31, 2013 and 2012, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2013 to be $3.2 million per year.

5.    DEBT
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuances of fixed-rate debt related to (1) the expected refinancing of the $267.0 million ITC Holdings 5.25% Senior Notes, due July 15, 2013, prior to its maturity and (2) the expected financing required to repay the $200.0 million and $250.0 million borrowed under the existing ITC Holdings unsecured, unguaranteed term loan credit agreements, due August 23, 2013 and December 31, 2013, respectively, prior to their maturity:

Interest Rate Swaps	Notional Amount	Fixed Rate	Original Term	Effective Date
(amounts in millions)
September 2010 swap	$50.0	3.60%	10 years	July 2013
March 2011 swaps	50.0	4.45%	10 years	July 2013
May 2011 swap	25.0	4.20%	10 years	July 2013
August 2011 swaps	50.0	3.80%	10 years	July 2013
November 2012 swap	25.0	2.60%	30 years	June 2013
December 2012 swap	25.0	2.58%	30 years	June 2013
February 2013 swap	25.0	2.98%	30 years	June 2013
February 2013 swap	25.0	2.93%	30 years	June 2013
Total	$275.0
The 10 year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 10-year period beginning July 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013. The 30 year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 30-year period beginning June 15, 2013 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of July 15, 2013 and June 15, 2013 for the 10- and 30-year swaps, respectively. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. In April 2013, we entered into additional interest rate swap contracts with terms that are comparable to the interest rate swaps described above, consisting of an additional $75.0 million notional amount of 10-year term interest rate swaps with a weighted average fixed rate of 3.37% and $125.0 million notional amount of 30-year term interest rate swaps with a weighted average fixed rate of 2.82%.
As of March 31, 2013, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income. These amounts will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of March 31, 2013, the fair value of the derivative instruments was an asset of $5.1 million recorded to other current assets and a liability of $30.5 million recorded to other current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 9 for additional fair value information.
ITC Holdings
On August 23, 2012, ITC Holdings entered into a new unsecured, unguaranteed term loan credit agreement (“2012 Term Loan”), under which ITC Holdings had borrowed $200.0 million as of March 31, 2013 and as of December 31, 2012. On February 15, 2013, ITC Holdings entered into a new unsecured, unguaranteed term loan credit agreement with a borrowing capacity of $250.0 million (“2013 Term Loan”), under which ITC Holdings borrowed $250.0 million as of March 31, 2013. The proceeds from each term loan were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The 2012 Term Loan and the 2013 Term Loan are scheduled to mature on August 23, 2013 and December 31, 2013, respectively. The weighted-average interest rate on the borrowings outstanding under the term loans was 1.2% at March 31, 2013.

ITC Midwest
On April 4, 2013, ITC Midwest issued $100.0 million aggregate principal amount of 4.09% First Mortgage Bonds, Series F, due 2043. The proceeds from the issuance were used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. All of ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.
Revolving Credit Agreements
At March 31, 2013, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available, each of which bears interest at a variable rate based on the prime rate or LIBOR (subject to adjustment based on credit rating):

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance	Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$—	$200.0	n/a	0.25%	5 years	May 2016
ITCTransmission	100.0	2.5	97.5	1.4%	0.125%	5 years	May 2016
METC	100.0	31.3	68.7	1.3%	0.125%	5 years	May 2016
ITC Midwest	175.0	146.2	28.8	1.2%	0.10%	5 years	May 2017
ITC Great Plains	150.0	111.3	38.7	2.0%	0.30%	4 years	February 2015
Total	$725.0	$291.3	$433.7
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
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
6.     STOCKHOLDERS’ EQUITY
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014, although the agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-187994) filed on April 18, 2013 with the SEC. No shares have been issued under the SAFA.

7.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three months ended March 31, 2013 and 2012 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2013	2012
Numerator:
Net income	$50,190	$46,051
Less: dividends declared — common shares and restricted shares	(19,733)	(18,101)
Undistributed earnings	30,457	27,950
Percentage allocated to common shares (a)	99.0%	98.6%
Undistributed earnings — common shares	30,152	27,559
Add: dividends declared — common shares	19,537	17,851
Numerator for basic and diluted earnings per common share	$49,689	$45,410
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	51,756,765	50,636,200
Incremental shares for stock options and employee stock purchase plan	378,406	768,834
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	52,135,171	51,405,034
Per common share net income:
Basic	$0.96	$0.90
Diluted	$0.95	$0.88
____________________________

(a)	Weighted-average common shares outstanding	51,756,765	50,636,200
	Weighted-average restricted shares (participating securities)	519,996	709,091
	Total	52,276,761	51,345,291
	Percentage allocated to common shares	99.0%	98.6%
The incremental shares for stock options and the employee stock purchase plan (“stock options and ESPP shares”) are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares as of March 31, 2013 and 2012 and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Outstanding stock options and ESPP shares	1,549,860	2,066,083
Anti-dilutive stock options and ESPP shares	356,730	214,993
8.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We expect to contribute up to $6.9 million to the defined benefit retirement plan in 2013.
We also have two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $0.6 million to these supplemental nonqualified, noncontributory, retirement benefit plans in 2013.

Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2013	2012
Service cost	$1,315	$1,040
Interest cost	763	647
Expected return on plan assets	(717)	(570)
Amortization of prior service cost	(10)	(10)
Amortization of unrecognized loss	679	868
Net pension cost	$2,030	$1,975
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute up to $3.8 million to the postretirement benefit plan in 2013.
Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2013	2012
Service cost	$1,443	$1,358
Interest cost	390	388
Expected return on plan assets	(353)	(254)
Amortization of prior service cost	—	31
Amortization of unrecognized loss	55	134
Net postretirement cost	$1,535	$1,657
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.7 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.
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
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$35,935	$30,243	$—
Mutual funds — fixed income securities	21,113	—	—
Mutual funds — equity securities	1,766	—	—
Interest rate swap derivatives	—	5,142	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(30,468)	—
Total	$58,814	$4,917	$—

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$13,127	$10,037	$—
Mutual funds — fixed income securities	21,332	—	—
Mutual funds — equity securities	1,612	—	—
Interest rate swap derivatives	—	2,725	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(31,507)	—
Total	$36,071	$(18,745)	$—
As of March 31, 2013 and December 31, 2012, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis.
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
The assets and liabilities related to derivatives consist of interest rate swaps discussed in Note 5. The fair value of our interest rate swap derivatives as of March 31, 2013 and December 31, 2012 is determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2013. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2012 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,034.8 million and $3,072.9 million at March 31, 2013 and December 31, 2012, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $2,619.5 million and $2,619.4 million at March 31, 2013 and December 31, 2012, respectively.
Revolving and Term Loan Credit Agreements
At March 31, 2013 and December 31, 2012, we had a consolidated total of $741.3 million and $527.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.

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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through March 31, 2013 is estimated to be approximately $15.6 million, which includes approximately $3.7 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.0 million for periods still subject to audit since 2006. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) have conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of Interstate Power and Light Company by ITC Midwest. In 2011, the FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition that requires adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. In 2012, ITC Midwest filed a refund report with the FERC which included adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. On January 30, 2013, the FERC accepted ITC Midwest’s refund report which included the amount expected to be refunded in 2014.
ITCTransmission and METC have applied an accounting treatment for their respective acquisitions similar to ITC Midwest, and on February 1, 2013, voluntarily filed compliance plans with FERC to address the findings raised with respect to the ITC Midwest audit, which includes the amount expected to be refunded in 2014.
As a result of the FERC order, ITC Midwest, ITCTransmission and METC have recorded an aggregate estimated liability for the refund and related interest of $12.8 million as of March 31, 2013 in the condensed consolidated statements of financial position. The refund amounts are limited to 2010 and earlier periods. The ITCTransmission and METC compliance plans and refund reports remain subject to FERC acceptance, however, we do not believe the ultimate resolution of this matter will differ materially from the estimates recorded during 2012.
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

11.    ENTERGY TRANSACTION
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements (as subsequently amended, the “transaction agreements”) under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”). Entergy’s electric transmission business consists of approximately 15,400 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the Mid-South.

The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of pro forma ITC Holdings in exchange for their shares of Mid South TransCo, with existing shareholders of ITC Holdings owning the remaining approximately 49.9% of the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger and assumed under the acquisition. On April 16, 2013, ITC Holdings received the necessary shareholder approvals to consummate the merger. Completion of the transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators and the FERC.
For the three months ended March 31, 2013 and 2012, we expensed external legal, advisory and financial services fees of $8.7 million and $2.4 million, respectively, and certain internal labor and related costs of approximately $2.3 million and $1.5 million, respectively, related to the Entergy Transaction recorded primarily within general and administrative expenses. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
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

12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2013	2012
Regulated Operating Subsidiaries	$217,379	$196,733
ITC Holdings and other	152	152
Intercompany eliminations	(227)	(172)
Total Operating Revenues	$217,304	$196,713

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2013	2012
Regulated Operating Subsidiaries	$119,260	$100,924
ITC Holdings and other	(37,510)	(27,841)
Total Income Before Income Taxes	$81,750	$73,083

	Three months ended
NET INCOME:	March 31,
(in thousands)	2013	2012
Regulated Operating Subsidiaries	$73,756	$62,475
ITC Holdings and other	50,190	46,051
Intercompany eliminations	(73,756)	(62,475)
Total Net Income	$50,190	$46,051

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2013	2012
Regulated Operating Subsidiaries	$5,536,371	$5,440,401
ITC Holdings and other	3,500,265	3,252,047
Reconciliations / Intercompany Eliminations (a)	(3,241,149)	(3,127,639)
Total Assets	$5,795,487	$5,564,809
____________________________

(a)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2012, and the following:

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

•	The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

•	Changes in federal energy laws, regulations or policies could impact our business, financial condition, results of operations and cash flows.

•
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

•	After the completion of the merger, sales of ITC Holdings common stock may negatively affect its market price.

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
Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2013 or may affect future results include:

•
Our capital investment of $212.0 million at our Regulated Operating Subsidiaries for the three months ended March 31, 2013, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and borrowings under our revolving and term loan credit agreements in 2013 and 2012 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year of $902.0 million and the resulting additional financing required; and

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”) as discussed below under “Capital Project Updates and Other Recent Developments.” For the three months ended March 31, 2013, we expensed external legal, advisory and financial services fees of $8.7 million and certain internal labor costs of approximately $2.3 million, related to the Entergy Transaction recorded within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Through March 31, 2013, ITCTransmission has invested $213.1 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million to complete construction of the project.

ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through March 31, 2013, ITC Great Plains has invested $70.3 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million to complete construction of its portion of the project.
Regulatory Assets
As of March 31, 2013, we have recorded a total of $14.1 million of regulatory assets for start-up and development expenses incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order, ITC Great Plains will be required to make an additional filing with the FERC under Section 205 of the FPA in order to recover these start-up, development and pre-construction expenses in future rates.
Development Bonuses
During the first quarter of 2013, we recognized general and administrative expenses of $1.4 million for bonuses for the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
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
Entergy Transaction
As of December 4, 2011, Entergy and ITC Holdings executed definitive agreements (as subsequently amended, the “transaction agreements”) under which Entergy will divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Entergy’s electric transmission business consists of approximately 15,400 miles of interconnected transmission lines at voltages of 69 kV and above and associated substations across its utility service territory in the mid-south.
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
On April 16, 2013, ITC Holdings received the necessary shareholder approvals to consummate the merger. Completion of the Entergy Transaction is expected in 2013 subject to the satisfaction of certain closing conditions, including receipt of the necessary approvals of Entergy’s retail regulators and the FERC. There can be no assurance the Entergy Transaction will be consummated. See “Item 1A Risk Factors — We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions” of our Form 10-K for the fiscal year ended December 31, 2012.
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

The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2013			2012			2011
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,593	6,178	2,790	7,264	6,145	2,789	7,326	6,045	2,777
February	7,141	5,848	2,677	6,919	5,754	2,592	7,261	6,058	2,854
March	6,817	5,551	2,542	6,941	5,708	2,443	6,946	5,715	2,520
April				6,403	5,259	2,296	6,483	5,416	2,458
May				8,947	6,459	2,700	10,119	7,239	2,773
June				11,652	8,738	3,388	11,488	8,231	3,403
July				12,180	9,354	3,636	12,321	9,389	3,621
August				11,081	8,508	3,445	11,158	8,538	3,614
September				9,094	7,346	3,411	11,288	7,966	3,466
October				6,626	5,429	2,487	6,642	5,479	2,559
November				7,024	5,953	2,680	7,101	6,061	2,556
December				7,226	5,891	2,682	7,206	6,071	2,734
Total	21,551	17,577	8,009	101,357	80,544	34,549	105,339	82,208	35,335
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	three months ended	year ending
Source of Investment	2012-2016 (a)	March 31, 2013 (b)	December 31, 2013 (a)
ITCTransmission	$739	$53.4	$200 — 230
METC	581	32.3	160 — 180
ITC Midwest	1,128	92.2	270 — 300
ITC Great Plains (c)	343	34.1	130 — 150
Development (d)	1,390	—	—
Total	$4,181	$212.0	$760 — 860
____________________________

(a)
The current long-term capital investment program does not include anticipated expenditures related to the Entergy Transaction or in the subsidiaries of Mid South TransCo post-closing. The investments in property, plant and equipment would be expected to increase significantly upon closing of that transaction.

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

(c)	ITC Great Plains’ investment program includes the Kansas V-Plan Project that is under construction.

(d)	The long-term capital investment program includes expenditures to construct various development projects such as our portions of the four MISO MVPs.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2013	2012	(decrease)	(decrease)
OPERATING REVENUES	$217,304	$196,713	$20,591	10.5%
OPERATING EXPENSES
Operation and maintenance	24,513	28,712	(4,199)	(14.6)%
General and administrative	34,926	23,009	11,917	51.8%
Depreciation and amortization	28,486	25,011	3,475	13.9%
Taxes other than income taxes	16,670	14,280	2,390	16.7%
Other operating (income) and expenses — net	(172)	(193)	21	(10.9)%
Total operating expenses	104,423	90,819	13,604	15.0%
OPERATING INCOME	112,881	105,894	6,987	6.6%
OTHER EXPENSES (INCOME)
Interest expense	39,063	37,910	1,153	3.0%
Allowance for equity funds used during construction	(8,733)	(5,624)	(3,109)	55.3%
Other income	(236)	(306)	70	(22.9)%
Other expense	1,037	831	206	24.8%
Total other expenses (income)	31,131	32,811	(1,680)	(5.1)%
INCOME BEFORE INCOME TAXES	81,750	73,083	8,667	11.9%
INCOME TAX PROVISION	31,560	27,032	4,528	16.8%
NET INCOME	$50,190	$46,051	$4,139	9.0%
Operating Revenues
Three months ended March 31, 2013 compared to three months ended March 31, 2012
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2013		2012		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$171,285	78.8%	$163,156	82.9%	$8,129	5.0%
Regional cost sharing revenues	37,469	17.2%	25,476	13.0%	11,993	47.1%
Point-to-point	4,369	2.0%	4,125	2.1%	244	5.9%
Scheduling, control and dispatch	2,988	1.4%	3,375	1.7%	(387)	(11.5)%
Other	1,193	0.6%	581	0.3%	612	105.3%
Total	$217,304	100.0%	$196,713	100.0%	$20,591	10.5%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2013 as compared to the same period in 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses.
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

Operating revenues for the three months ended March 31, 2013 include the network revenue, regional cost sharing and scheduling, control and dispatch revenue accruals (deferrals) as calculated below:

						Total
				ITC	ITC Great	net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	accrual
	(in thousands)
1	Estimated net revenue requirement (a)	$59,082	$50,865	$59,932	$1,406
2	Network revenues billed (b)	51,914	46,473	63,910	1,434
3	Network revenue accruals (deferrals) (line 1 — line 2)	7,168	4,392	(3,978)	(28)
4	Regional cost sharing revenue accruals (deferrals) (c)	(3,695)	(1,038)	401	(2,011)
5	Scheduling, control and dispatch revenue deferrals (d)	(198)	(214)	(112)	—
6	Total net revenue accruals (deferrals) (line 3 + line 4 + line 5)	$3,275	$3,140	$(3,689)	$(2,039)	$687
____________________________

(a)
The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2012 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries.

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2013 of $2.147 per kW/month, $2.5263 per kW/month and $7.805 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2011 true-up adjustments. The rates for 2013 include amounts for the collection and refund of the 2011 revenue accruals and deferrals and related accrued interest and the revenues billed in 2013 associated with the 2011 revenue accruals and deferrals are not included in these amounts.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

(d)
Beginning in 2013, a significant portion of our MISO Regulated Operating Subsidiaries’ scheduling, control and dispatch revenues are subject to a separate true-up mechanism whereby our MISO Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with the MISO Regulated Operating Subsidiaries’ scheduling, control and dispatch revenues are included in the scheduling, control and dispatch revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three months ended March 31, 2013 compared to three months ended March 31, 2012
Operation and maintenance expenses decreased by $3.3 million due to increased cost efficiencies associated primarily with substation and transmission line maintenance and $1.0 million for lower vegetation management requirements.
General and administrative expenses
Three months ended March 31, 2013 compared to three months ended March 31, 2012
General and administrative expenses increased due to external legal, advisory and consulting services for the Entergy Transaction of $5.9 million, higher compensation-related expenses of $3.7 million primarily due to personnel increases and increases in bonuses earned in 2013 such as those described above under “Capital Project Updates and Other Recent Developments — Development Bonus” and an increase in other professional services such as legal, advisory and financial services fees of $1.4 million.

Depreciation and amortization expenses
Three months ended March 31, 2013 compared to three months ended March 31, 2012
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three months ended March 31, 2013 compared to three months ended March 31, 2012
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2012 capital additions, which are included in the assessments for 2013 personal property taxes.
Other Expenses (Income)
Three months ended March 31, 2013 compared to three months ended March 31, 2012
Interest expense increased due primarily to additional interest expense associated with higher borrowing levels under our revolving credit agreements and term loan credit agreement.
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher capital expenditures during the period.
Income Tax Provision
Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our effective tax rates for the three months ended March 31, 2013 and 2012 were 38.6% and 37.0%, respectively. Our effective tax rate exceeded our 35% statutory federal income tax rate due primarily to state income taxes, offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $2.9 million (net of federal deductibility) during the three months ended March 31, 2013, compared to a state income tax provision of $2.4 million (net of federal deductibility) for the three months ended March 31, 2012.
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

•	Fund working capital requirements.

•	Fund our debt service requirements. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures.

•	Fund dividends or any recapitalization associated with the Entergy transaction to holders of our common stock.

•
Fund contributions to our retirement plans, as described in Note 8 to the condensed consolidated financial statements. We expect to contribute up to $11.3 million to these plans in 2013. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 10 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 5 to the condensed consolidated financial statements, in 2013, we entered into a term loan credit agreement for $250.0 million at ITC Holdings. As of March 31, 2013, we had consolidated indebtedness under our revolving and term loan credit agreements of $741.3 million, with unused capacity under the agreements of $433.7 million.

As of March 31, 2013, we have approximately $902.0 million of debt maturing within one year at ITC Holdings and ITCTransmission. The maturing debt is expected to be refinanced with long-term debt. In addition, for our long-term capital requirements and the funding of the anticipated $700 million recapitalization in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.

On April 4, 2013, ITC Midwest issued $100 million aggregate principal amount of its 4.09% First Mortgage Bonds, Series F, due 2043 under its First Mortgage and Deed of Trust, as supplemented by the Seventh Supplemental Indenture thereto. See Note 5 to the condensed consolidated financial statements.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	Unsecured Credit Facility	BBB+	Baa1
____________________________

(a)	On December 19, 2012, Standard and Poor’s Financial Services completed their annual review and made no changes to the existing ratings. All of the ratings have a stable outlook.

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 15, 2013 and made no changes to the credit ratings. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2012. As of March 31, 2013, we were in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $72.0 million and $29.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash provided by operating activities was due primarily to the timing of interest payments which resulted in a decrease in interest payments (net of interest capitalized) of $18.1 million, an increase in cash received from operating revenues of $15.8 million and the timing of tax payments which resulted in lower income taxes paid of $8.2 million during the three months ended March 31, 2013 compared to the same period in 2012.

Cash Flows From Investing Activities
Net cash used in investing activities was $214.2 million and $224.1 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities was $183.6 million and $159.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash provided by financing activities was due primarily to the proceeds from a net increase of $139.8 million in amounts outstanding under our revolving and term loan credit agreements. This increase was partially offset by higher net payments of $16.2 million associated with refundable deposits for transmission network upgrades and no issuance of long-term debt during the three months ended March 31, 2013 as compared to proceeds of $100.0 million from the closing of ITC Midwest’s 3.50% First Mortgage Bonds, Series E during the same period in 2012.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2012. There have been no material changes to that information since December 31, 2012, other than amounts borrowed under our revolving and term loan credit agreements and the issuance on April 4, 2013 of $100.0 million of 4.09% First Mortgage Bonds, Series F, due January 2043 by ITC Midwest as described in Note 5 to the condensed consolidated financial statements which were not included in the contractual obligations table as of December 31, 2012.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2012 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,034.8 million at March 31, 2013. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $2,619.5 million at March 31, 2013. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, at March 31, 2013. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at March 31, 2013 would decrease the fair value of debt by $66.0 million, and a decrease in interest rates of 10% at March 31, 2013 would increase the fair value of debt by $70.7 million at that date.

Revolving and Term Loan Credit Agreements
At March 31, 2013, we had a consolidated total of $741.3 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2013 would increase or decrease the total interest expense by $1.0 million, respectively, for an annual period on a constant borrowing level of $741.3 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to (1) the expected refinancing of the $267.0 million ITC Holdings 5.25% Senior Notes, due July 15, 2013, prior to its maturity and (2) the expected financing required to repay the $200.0 million and $250.0 million borrowed under the existing ITC Holdings unsecured, unguaranteed term loan credit agreements, due August 23, 2013 and December 31, 2013, respectively, prior to their maturity.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2012, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2013.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 2013	1,956	$78.57	—	—
February 2013	812	81.21	—	—
March 2013	420	86.42	—	—
Total	3,188	$80.28	—	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
2.5
Amendment No. 2 to the Merger Agreement, dated as of January 28, 2013, among Entergy Corporation, Mid South TransCo LLC, ITC Holdings Corp. and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (filed with Registrant’s Form 8-K on January 31, 2013)

4.32
Seventh Supplemental Indenture, dated as of March 18, 2013, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on April 8, 2013)

10.113	Employment Agreement between ITC Holdings Corp. and Cameron M. Bready, dated as of December 21, 2012 (filed with Registrant’s Form 8-K on January 23, 2013)

10.114
Term Loan Credit Agreement, dated February 15, 2013, among Registrant, various financial institutions from time to time parties hereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Bank of America, N.A., as documentation agent, Deutsche Bank Securities, Inc. and Morgan Stanley Senior Funding, Inc., as co-syndication agents and Wells Fargo Securities, LLC, Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint bookrunners (filed with Registrant’s Form 8-K on February 19, 2013)

10.116
First Amendment, dated April 9, 2013, to Revolving Credit Agreement, dated as of February 16, 2011, among ITC Great Plains, LLC, as the Borrower, Various Financial Institutions and Other Persons from Time to Time Parties Thereto, as the Lenders, Credit Suisse AG, and Cayman Islands Branch, as Administrative Agent (filed with Registrant’s Form 8-K filed on April 12, 2013)

10.117
Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC as Transmission Provider and Consumers Energy Company as Local Distribution Company, effective March 1, 2013

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
Dated: April 24, 2013

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)