Form 10-Q
period 2013-06-30
ITC Holdings Corp.
filed 2013-07-25
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 19, 2013 was 52,453,855.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2013

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“Detroit Edison” are references to The Detroit Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•	“Entergy Transaction” are references to the transaction whereby the electric transmission business of Entergy will be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings’ annual report on Form 10-K” are references to the annual report on Form 10-K filed on March 1, 2013;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•
“MISO” are references to the Midcontinent Independent System Operator, Inc. (formerly known as the Midwest Independent Transmission System Operator, Inc.), a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$63,845	$26,187
Accounts receivable	118,924	72,192
Inventory	37,200	37,357
Deferred income taxes	18,848	23,014
Regulatory assets — revenue accruals, including accrued interest	5,156	7,489
Prepaid assets	32,858	29,235
Other	34	2,752
Total current assets	276,865	198,226
Property, plant and equipment (net of accumulated depreciation and amortization of $1,300,132 and $1,269,810, respectively)	4,523,564	4,134,579
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $19,990 and $18,397, respectively)	49,144	48,492
Regulatory assets — revenue accruals, including accrued interest	8,910	2,719
Other regulatory assets	184,300	180,378
Deferred financing fees (net of accumulated amortization of $19,650 and $17,838, respectively)	19,705	19,293
Other	36,138	30,959
Total other assets	1,248,360	1,232,004
TOTAL ASSETS	$6,048,789	$5,564,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$153,368	$123,022
Accrued payroll	15,370	20,740
Accrued interest	59,757	44,708
Accrued taxes	35,561	28,117
Regulatory liabilities — revenue deferrals, including accrued interest	41,808	53,763
Refundable deposits from generators for transmission network upgrades	33,248	40,745
Debt maturing within one year	250,000	651,929
Other	13,182	40,287
Total current liabilities	602,294	1,003,311
Accrued pension and postretirement liabilities	57,324	53,243
Deferred income taxes	530,830	460,072
Regulatory liabilities — revenue deferrals, including accrued interest	30,352	28,613
Regulatory liabilities — accrued asset removal costs	71,630	75,477
Refundable deposits from generators for transmission network upgrades	7,766	7,623
Other	22,808	26,317
Long-term debt	3,218,959	2,495,298
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,442,289 and 52,248,514 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	998,884	989,334
Retained earnings	501,632	443,569
Accumulated other comprehensive income (loss)	6,310	(18,048)
Total stockholders’ equity	1,506,826	1,414,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,048,789	$5,564,809
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
OPERATING REVENUES	$229,817	$197,375	$447,121	$394,088
OPERATING EXPENSES
Operation and maintenance	29,668	30,058	54,181	58,770
General and administrative	43,939	27,876	78,865	50,885
Depreciation and amortization	29,295	25,976	57,781	50,987
Taxes other than income taxes	16,094	15,185	32,764	29,465
Other operating (income) and expenses — net	(173)	(203)	(345)	(396)
Total operating expenses	118,823	98,892	223,246	189,711
OPERATING INCOME	110,994	98,483	223,875	204,377
OTHER EXPENSES (INCOME)
Interest expense — net	40,402	40,084	79,465	77,994
Allowance for equity funds used during construction	(8,292)	(4,554)	(17,025)	(10,178)
Other income	(286)	(1,226)	(495)	(1,287)
Other expense	2,671	472	3,681	1,058
Total other expenses (income)	34,495	34,776	65,626	67,587
INCOME BEFORE INCOME TAXES	76,499	63,707	158,249	136,790
INCOME TAX PROVISION	29,104	21,321	60,664	48,353
NET INCOME	$47,395	$42,386	$97,585	$88,437
Basic earnings per common share	$0.90	$0.82	$1.86	$1.72
Diluted earnings per common share	$0.90	$0.81	$1.85	$1.70
Dividends declared per common share	$0.3775	$0.3525	$0.7550	$0.7050
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
NET INCOME	$47,395	$42,386	$97,585	$88,437
OTHER COMPREHENSIVE INCOME (LOSS)
Amortization of interest rate lock cash flow hedges (net of tax of $9 and $2 for the three months ended June 30, 2013 and 2012, respectively, and net of tax of $19 and $12 for the six months ended June 30, 2013 and 2012, respectively)	15	22	29	37
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $14,287 and $15,652 for the three and six months ended June 30, 2013, respectively)	22,237	—	24,329	—
Unrealized loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $4,486 and $2,683 for the three and six months ended June 30, 2012, respectively)	—	(6,973)	—	(4,161)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	22,252	(6,951)	24,358	(4,124)
TOTAL COMPREHENSIVE INCOME	$69,647	$35,435	$121,943	$84,313
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,585	$88,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,781	50,987
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(14,074)	(16,818)
Deferred income tax expense	50,537	30,728
Allowance for equity funds used during construction	(17,025)	(10,178)
Other	7,287	6,171
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(28,368)	(24,551)
Inventory	157	(190)
Prepaid and other current assets	(3,630)	(15,204)
Accounts payable	14,944	(2,437)
Accrued payroll	(2,989)	(2,187)
Accrued interest	15,049	16,202
Accrued taxes	7,444	5,914
Other current liabilities	4,403	8,822
Other non-current assets and liabilities, net	(4,269)	(1,995)
Net cash provided by operating activities	184,832	133,701
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(422,295)	(435,745)
Proceeds from sale of securities	570	5,453
Purchases of securities	(1,551)	(10,105)
Other	(2,858)	(881)
Net cash used in investing activities	(426,134)	(441,278)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	100,000	100,000
Borrowings under revolving credit agreements	638,900	723,350
Borrowings under term loan credit agreements	350,000	—
Repayments of revolving credit agreements	(767,400)	(505,300)
Issuance of common stock	6,073	2,831
Dividends on common and restricted stock	(39,522)	(36,238)
Refundable deposits from generators for transmission network upgrades	16,770	22,114
Repayment of refundable deposits from generators for transmission network upgrades	(24,125)	(13,830)
Other	(1,736)	(5,176)
Net cash provided by financing activities	278,960	287,751
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,658	(19,826)
CASH AND CASH EQUIVALENTS — Beginning of period	26,187	58,344
CASH AND CASH EQUIVALENTS — End of period	$63,845	$38,518
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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2013	2012
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$62,692	$59,607
Income taxes paid — net	11,593	24,733
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$99,485	$94,625
Allowance for equity funds used during construction	17,025	10,178
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2013 or 2012, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) has been updated with respect to the presentation of comprehensive income in financial statements. Under this guidance, we are required to (1) disclose the changes in accumulated other comprehensive income (“AOCI”) by component and (2) disclose the effects on the line items of net income of significant amounts reclassified out of AOCI. We adopted this guidance as of January 1, 2013. For the three and six months ended June 30, 2013, the requirements under (1) above are presented in the condensed consolidated statements of comprehensive income, however, there were no significant amounts reclassified out of AOCI that would require disclosure under (2) above.
Balance Sheet Offsetting Requirements
The FASB has created new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). We adopted this guidance as of January 1, 2013. As of June 30, 2013, we did not have any material assets and liabilities that are subject to the new disclosure requirements.

3.    REGULATORY MATTERS
ITC Great Plains
As of June 30, 2013, we have recorded a total of $13.9 million of regulatory assets for start-up, development and pre-construction expenses incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
Order on Formula Rate Protocols
On May 17, 2012, the FERC issued an order pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. The MISO Regulated Operating Subsidiaries were named in the order.  On May 16, 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and the transmission owners to file revised formula rate protocols. Our MISO Regulated Operating Subsidiaries will be required to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.
Complaint of IP&L
On September 14, 2012, IP&L filed a complaint with the FERC against ITC Midwest’s reimbursement policy under Section 206 of the FPA. The complaint challenged ITC Midwest’s FERC-approved reimbursement policy for network upgrades to qualifying generators. On July 18, 2013, FERC issued an order indicating that the use of Attachment FF was no longer just and reasonable and required MISO, on behalf of ITC Midwest, to prospectively revise ITC Midwest’s Attachment FF of the MISO Tariff to conform to the generator interconnection cost recovery provisions used in other MISO pricing zones. The order would not modify existing agreements executed or filed prior to July 18, 2013. We do not expect the revised policy to have a material impact on our results of operations, cash flows or financial condition.
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

The current and non-current regulatory assets are recorded on the balance sheet in regulatory assets revenue accruals, including accrued interest. The current and non-current regulatory liabilities are recorded in regulatory liabilities revenue deferrals, including accrued interest. The changes in regulatory assets and liabilities (net) associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2013:

(in thousands)	Total
Balance as of December 31, 2012	$(72,168)
Net refund of 2011 revenue deferrals and accruals, including accrued interest	23,531
Net revenue deferral for the six months ended June 30, 2013	(8,247)
Net accrued interest payable for the six months ended June 30, 2013	(1,210)
Balance as of June 30, 2013	$(58,094)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statements of financial position as follows:

(in thousands)	Total
Current assets	$5,156
Non-current assets	8,910
Current liabilities	(41,808)
Non-current liabilities	(30,352)
Balance as of June 30, 2013	$(58,094)
4.    INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $38.7 million (net of accumulated amortization of $19.7 million) as of June 30, 2013.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $10.4 million (net of accumulated amortization of $0.3 million) as of June 30, 2013.
During the three months ended June 30, 2013 and 2012, we recognized $0.8 million of amortization expense of our intangible assets and $1.6 million for the six months ended June 30, 2013 and 2012. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2013 to be $3.2 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In June 2013, we settled and terminated $250.0 million and $225.0 million of 10-year and 30-year term interest rate swaps, respectively, in conjunction with the Senior Notes issued at ITC Holdings described below. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps	Amount	Weighted Average Fixed Rate	Gain (Loss) on Derivative	Settlement Date
(amounts in millions)
10-year interest rate swaps	$250.0	3.37%	$(15.0)	June 2013
30-year interest rate swaps	225.0	2.82%	26.2	June 2013
Total	$475.0		$11.2
The interest rate swaps qualified for hedge accounting treatment and the net gain of $11.2 million was recognized as of June 30, 2013 for the effective portion of the hedges and recorded net of tax in AOCI. This amount will be amortized as a component of interest expense over the lives of the related debt.

ITC Holdings
Term Loan Credit Agreements
On August 23, 2012, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement (the “2012 Term Loan”), under which ITC Holdings had borrowed the maximum $200.0 million as of June 30, 2013 and as of December 31, 2012. On February 15, 2013, ITC Holdings entered into an additional unsecured, unguaranteed term loan credit agreement (the “2013 Term Loan”), under which ITC Holdings had borrowed the maximum $250.0 million as of June 30, 2013. The proceeds from each term loan were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The 2013 Term Loan is scheduled to mature on December 31, 2013. The weighted-average interest rate on the borrowings outstanding under the term loans was 1.2% at June 30, 2013.
Senior Notes
On July 3, 2013, ITC Holdings issued $250.0 million aggregate principal amount of its 4.05% Senior Notes, due July 1, 2023 and $300.0 million aggregate principal amount of its 5.30% Senior Notes, due July 1, 2043. The proceeds from these were used to repay the $267.0 million of 5.25% Senior Notes due July 15, 2013, the $200.0 million 2012 Term Loan and for general corporate purposes. As of June 30, 2013, the $267.0 million of 5.25% Senior Notes and the $200.0 million borrowed under the 2012 Term Loan were presented within long-term debt due to the refinancing of the debt on a long term basis as supported by the issuance of the Senior Notes.
ITC Midwest
On April 4, 2013, ITC Midwest issued $100.0 million aggregate principal amount of 4.09% First Mortgage Bonds, Series F, due January 30, 2043. The proceeds from the issuance were used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. All of ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust, and therefore have the benefit of a first mortgage lien on substantially all of ITC Midwest’s property.
ITC Great Plains
On May 30, 2013, ITC Great Plains entered into a new unsecured, unguaranteed term loan credit agreement due November 28, 2014, under which ITC Great Plains had borrowed the maximum $100.0 million as of June 30, 2013. The proceeds were used to refinance existing indebtedness, fund capital expenditures and for general corporate purposes. The weighted-average interest rate on the borrowings outstanding under the term loan was 1.0% at June 30, 2013.
ITCTransmission
On July 11, 2013, ITCTransmission entered into a new unsecured, unguaranteed term loan credit agreement due July 14, 2014, under which ITCTransmission borrowed the maximum of $185.0 million upon entering the agreement. The weighted-average interest rate on the borrowings outstanding under the term loan was 1.2%. The proceeds were used to repay its $185.0 million of 4.45% First Mortgage Bonds, Series A, due July 15, 2013. As of June 30, 2013, the $185.0 million of 4.45% First Mortgage Bonds was presented within long-term debt due to the refinancing of the debt on a long term basis as supported by the issuance of the term loan.
Revolving Credit Agreements
At June 30, 2013, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available, each of which bears interest at a variable rate based on the prime rate or LIBOR (subject to adjustment based on credit rating):

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted-Average Interest Rate on Outstanding Balance	Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$44.7	$155.3	1.9%	0.25%	5 years	May 2016
ITCTransmission	100.0	14.6	85.4	1.3%	0.125%	5 years	May 2016
METC	100.0	42.1	57.9	1.3%	0.125%	5 years	May 2016
ITC Midwest	175.0	76.3	98.7	1.2%	0.10%	5 years	May 2017
ITC Great Plains	150.0	21.6	128.4	2.0%	0.30%	4 years	February 2015
Total	$725.0	$199.3	$525.7
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

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
6.     STOCKHOLDERS’ EQUITY
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014. The agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-187994) filed on April 18, 2013 with the SEC. No shares have been issued under the SAFA as of June 30, 2013.
7.     SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
On May 14, 2013, pursuant to the Second Amended and Restated 2006 Long-Term Incentive Plan, we granted 310,111 options to purchase shares of our common stock with an exercise price of $87.93 per share, which was the closing price of our common stock on the date of grant. The options vest in three equal annual installments with the first installment vesting on May 14, 2014. In addition, on May 14, 2013, we granted 104,177 shares of restricted stock at a fair value of $87.93 per share. Holders of restricted stock have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock vests three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
Stock Option Exercises
We issued 115,551 and 851,720 shares of our common stock during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, due to the exercise of stock options.

8.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three and six months ended June 30, 2013 and 2012 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2013	2012	2013	2012
Numerator:
Net income	$47,395	$42,386	$97,585	$88,437
Less: dividends declared — common shares and restricted shares	(19,789)	(18,137)	(39,522)	(36,238)
Undistributed earnings	27,606	24,249	58,063	52,199
Percentage allocated to common shares (a)	99.0%	98.7%	99.0%	98.7%
Undistributed earnings — common shares	27,331	23,934	57,482	51,520
Add: dividends declared — common shares	19,605	17,907	39,143	35,758
Numerator for basic and diluted earnings per common share	$46,936	$41,841	$96,625	$87,278
Denominator:
Denominator for basic earnings per common share — weighted-average common shares	51,881,779	50,743,576	51,819,617	50,689,888
Incremental shares for stock options and employee stock purchase plan	429,390	748,599	407,663	758,716
Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	52,311,169	51,492,175	52,227,280	51,448,604
Per common share net income:
Basic	$0.90	$0.82	$1.86	$1.72
Diluted	$0.90	$0.81	$1.85	$1.70
____________________________

(a)	Weighted-average common shares outstanding	51,881,779	50,743,576	51,819,617	50,689,888
	Weighted-average restricted shares (participating securities)	503,027	678,248	511,465	693,669
	Total	52,384,806	51,421,824	52,331,082	51,383,557
	Percentage allocated to common shares	99.0%	98.7%	99.0%	98.7%
The incremental shares for stock options and the employee stock purchase plan (“stock options and ESPP shares”) are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations were as follows:

	2013	2012
Outstanding stock options and ESPP shares (as of June 30)	1,791,563	2,386,217
Anti-dilutive stock options and ESPP shares (for the three and six months ended June 30)	314,111	572,179

9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We contributed $6.9 million to the defined benefit retirement plan relating to the 2012 plan year in June 2013.
We also have two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We contributed $0.6 million to these supplemental nonqualified, noncontributory, retirement benefit plans in June 2013. We do not expect to make any additional contributions with respect to these plans in 2013.
Net pension cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$1,316	$1,040	$2,631	$2,080
Interest cost	633	648	1,396	1,295
Expected return on plan assets	(717)	(569)	(1,434)	(1,139)
Amortization of prior service cost	(11)	(11)	(21)	(21)
Amortization of unrecognized loss	678	867	1,357	1,735
Net pension cost	$1,899	$1,975	$3,929	$3,950
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute up to $3.8 million to the postretirement benefit plan in 2013.
Net postretirement cost includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$1,444	$1,359	$2,887	$2,717
Interest cost	391	388	781	776
Expected return on plan assets	(355)	(254)	(708)	(508)
Amortization of prior service cost	—	31	—	62
Amortization of unrecognized loss	55	133	110	267
Net postretirement cost	$1,535	$1,657	$3,070	$3,314
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.7 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.
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

Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$16,141	$5,456	$—
Mutual funds — fixed income securities	20,103	—	—
Mutual funds — equity securities	1,984	—	—
Total	$38,228	$5,456	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$13,127	$10,037	$—
Mutual funds — fixed income securities	21,332	—	—
Mutual funds — equity securities	1,612	—	—
Interest rate swap derivatives	—	2,725	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(31,507)	—
Total	$36,071	$(18,745)	$—
As of June 30, 2013 and December 31, 2012, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees that are classified as trading securities. Our Level 1 investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The cash and cash equivalents that are classified as a Level 2 investment consist of deposits held with financial institutions that are then invested by the financial institution in money market mutual funds and common and collective trusts that are administered similar to money market funds. The underlying money market funds and common and collective trusts are recorded at cost plus accrued interest.
The assets and liabilities related to derivatives consisted of interest rate swaps discussed in Note 5. The fair value of our interest rate swap derivatives as of December 31, 2012 was determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2013. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2012 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt, excluding revolving and term loan credit agreements, was $3,010.8 million and $3,072.9 million at June 30, 2013 and December 31, 2012, respectively.

These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt, excluding revolving and term loan credit agreements, was $2,719.7 million and $2,619.4 million at June 30, 2013 and December 31, 2012, respectively.
Revolving and Term Loan Credit Agreements
At June 30, 2013 and December 31, 2012, we had a consolidated total of $749.3 million and $527.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
11.    COMMITMENTS AND CONTINGENT LIABILITIES
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
The amount of the potential use tax liability associated with the exemptions taken by ITCTransmission through June 30, 2013 is estimated to be approximately $16.9 million, which includes approximately $3.8 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. ITCTransmission has not recorded this contingent liability as of June 30, 2013, however, in the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.0 million for periods still subject to audit, however, METC has not recorded any contingent liabilities as of June 30, 2013 associated with this matter. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
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
ITCTransmission and METC had applied an accounting treatment for their respective acquisitions similar to ITC Midwest, and on February 1, 2013, voluntarily filed compliance plans with FERC to address the findings raised with respect to the ITC Midwest audit. On July 5, 2013, the FERC accepted ITCTransmission’s and METC’s refund reports which included the amounts expected to be refunded in 2014.
ITC Midwest, ITCTransmission and METC have recorded an aggregate regulatory liability for the refund and related interest of $12.9 million and $12.7 million as of June 30, 2013 and December 31, 2012, respectively, in the condensed consolidated statements of financial position. The refund amounts are limited to 2010 and earlier periods.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the Iowa Utilities Board (“IUB”) before construction of the project could commence, but due to the IUB’s case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. We have notified the Minnesota Public Utilities Commission that the Salem-Hazleton line was placed into service on April 25, 2013, and requested confirmation from the commission that ITC Midwest has satisfied its commitment and that no refund is due as a result of the project not being completed by December 31, 2011. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline, and therefore, we believe the likelihood of any material effect from this matter is remote.
12.    ENTERGY TRANSACTION
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
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off or split-off exchange offer or a combination of both. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of ITC Holdings outstanding immediately following the merger in exchange for their shares of Mid South TransCo, with the shareholders of ITC Holdings immediately prior to the merger owning the remaining approximately 49.9% equity interest in the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger and assumed under the acquisition. On April 16, 2013 and June 20, 2013, ITC Holdings received the shareholder approval and FERC approval, respectively, necessary to consummate the merger. In addition, Entergy has received a favorable ruling on the tax free nature of the transaction from the Internal Revenue Service. Completion of the transaction is expected in 2013 subject to the satisfaction of certain other closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators.
For the three months ended June 30, 2013 and 2012, we expensed external legal, advisory and financial services fees related to the Entergy Transaction of $19.0 million and $4.1 million, respectively, and $27.7 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, we expensed certain internal labor and associated costs related to the Entergy Transaction of $2.9 million and $2.0 million, respectively, and $5.2 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. The external and internal costs related to the Entergy Transaction were recorded primarily within general and administrative expenses and were not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
Under the terms of the transaction agreements, prior to completion of the Entergy Transaction, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice and, if elected, a one-time special dividend to ITC Holdings’ pre-merger shareholders in accordance with the transaction agreements. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level in the foreseeable future.

13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Regulated Operating Subsidiaries	$229,891	$197,396	$447,271	$394,129
ITC Holdings and other	152	152	304	304
Intercompany eliminations	(226)	(173)	(454)	(345)
Total Operating Revenues	$229,817	$197,375	$447,121	$394,088

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Regulated Operating Subsidiaries	$125,199	$94,294	$244,459	$195,218
ITC Holdings and other	(48,700)	(30,587)	(86,210)	(58,428)
Total Income Before Income Taxes	$76,499	$63,707	$158,249	$136,790

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Regulated Operating Subsidiaries	$78,121	$58,564	$151,877	$121,039
ITC Holdings and other	47,395	42,386	97,585	88,437
Intercompany eliminations	(78,121)	(58,564)	(151,877)	(121,039)
Total Net Income	$47,395	$42,386	$97,585	$88,437

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2013	2012
Regulated Operating Subsidiaries	$5,762,836	$5,440,401
ITC Holdings and other	3,596,861	3,252,047
Reconciliations / Intercompany Eliminations (a)	(3,310,908)	(3,127,639)
Total Assets	$6,048,789	$5,564,809
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the six months ended June 30, 2013 or may affect future results include:

•
Our capital investment of $455.4 million at our Regulated Operating Subsidiaries for the six months ended June 30, 2013, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2013 and 2012 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year of $250.0 million as of June 30, 2013 and the interest rates associated with the additional financing required;

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”) as discussed below under “Capital Project Updates and Other Recent Developments.” For the three and six months ended June 30, 2013, we expensed external legal, advisory and financial services fees of $19.0 million and $27.7 million, respectively, and certain internal labor costs of $2.9 million and $5.2 million, respectively, related to the Entergy Transaction recorded primarily within general and administrative expenses. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated. Completion of the transaction is anticipated to occur in 2013.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Through June 30, 2013, ITCTransmission has invested $256.8 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million to complete construction of the project.

ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through June 30, 2013, ITC Great Plains has invested $109.4 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million to complete construction of its portion of the project.
Regulatory Assets
As of June 30, 2013, we have recorded a total of $13.9 million of regulatory assets for start-up, development and pre-construction expenses incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses in future rates.
Development Bonuses
We recognized general and administrative expenses of $0.7 million and $2.1 million during the three and six months ended June 30, 2013, respectively, and $0.6 million during the three and six months ended June 30, 2012, for bonuses for the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
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
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off or split-off exchange offer or a combination of both. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization which will not exceed $700 million and which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger will result in shareholders of Entergy receiving approximately 50.1% of the shares of ITC Holdings outstanding immediately following the merger in exchange for their shares of Mid South TransCo, with the shareholders of ITC Holdings immediately prior to the merger owning the remaining approximately 49.9% equity interest in the combined company. In addition, Entergy will receive gross cash proceeds of $1.775 billion from indebtedness that will be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness will be assumed by us upon completion of the transaction.
On April 16, 2013 and June 20, 2013, ITC Holdings received shareholder approval and FERC approval, respectively, necessary to consummate the merger. In addition, Entergy has received a favorable ruling on the tax free nature of the transaction from the Internal Revenue Service. Completion of the Entergy Transaction is expected in 2013 and remains subject to the satisfaction of certain closing conditions, including receipt of the necessary approvals of Entergy’s retail regulators. There can be no assurance the Entergy Transaction will be consummated. See “Item 1A Risk Factors — We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions” of our Form 10-K for the fiscal year ended December 31, 2012.
Under the terms of the transaction agreements, prior to completion of the Entergy Transaction, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice and, if elected, a one-time special dividend to ITC Holdings’ pre-merger shareholders in accordance with the transaction agreements. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level in the foreseeable future.
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
Revenue Accruals and Deferrals — Effects of Monthly Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accrual/deferral at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their formula rates that contain a true-up mechanism, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than the revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than the revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.

The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2013			2012			2011
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,593	6,215	2,790	7,264	6,145	2,789	7,326	6,045	2,777
February	7,141	5,848	2,677	6,919	5,754	2,592	7,261	6,058	2,854
March	6,817	5,551	2,542	6,941	5,708	2,443	6,946	5,715	2,520
April	6,566	5,316	2,463	6,403	5,259	2,296	6,483	5,416	2,458
May	8,956	6,489	2,563	8,947	6,459	2,700	10,119	7,239	2,773
June	10,335	7,647	3,194	11,652	8,738	3,388	11,488	8,231	3,403
July				12,180	9,354	3,636	12,321	9,389	3,621
August				11,081	8,508	3,445	11,158	8,538	3,614
September				9,094	7,349	3,443	11,288	7,966	3,466
October				6,566	5,429	2,539	6,642	5,479	2,559
November				7,022	5,829	2,631	7,101	6,061	2,556
December				7,226	5,928	2,682	7,206	6,071	2,734
Total	47,408	37,066	16,229	101,295	80,460	34,584	105,339	82,208	35,335
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	six months ended	year ending
Source of Investment	2012-2016 (a)	June 30, 2013 (b)	December 31, 2013 (a)
ITCTransmission	$739	$120.8	$200 — 230
METC	581	81.8	160 — 180
ITC Midwest	1,128	178.8	270 — 300
ITC Great Plains (c)	343	74.0	130 — 150
Development (d)	1,390	—	—
Total	$4,181	$455.4	$760 — 860
____________________________

(a)
The current long-term capital investment program does not include anticipated expenditures related to the Entergy Transaction or in the subsidiaries of Mid South TransCo post-closing. The forecasted investments in property, plant and equipment would be expected to increase significantly following closing of that transaction. The forecasted investments in property, plant and equipment do not reflect any potential modifications resulting from the recently issued FERC order indicating that the use of Attachment FF for ITC Midwest was no longer just and reasonable as discussed in Note 3 to the condensed consolidated financial statements under Complaint of IP&L. We do not anticipate a material impact on our long-term capital investment plan as a result of this order.

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
Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings, including the Attachment FF policy changes described in Note 3 to the condensed consolidated financial statements under Complaint of IP&L, and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects, the generator’s potential failure to meet the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, and other factors beyond our control.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2013	2012	(decrease)	(decrease)	2013	2012	(decrease)	(decrease)
OPERATING REVENUES	$229,817	$197,375	$32,442	16.4%	$447,121	$394,088	$53,033	13.5%
OPERATING EXPENSES
Operation and maintenance	29,668	30,058	(390)	(1.3)%	54,181	58,770	(4,589)	(7.8)%
General and administrative	43,939	27,876	16,063	57.6%	78,865	50,885	27,980	55.0%
Depreciation and amortization	29,295	25,976	3,319	12.8%	57,781	50,987	6,794	13.3%
Taxes other than income taxes	16,094	15,185	909	6.0%	32,764	29,465	3,299	11.2%
Other operating (income) and expenses — net	(173)	(203)	30	(14.8)%	(345)	(396)	51	(12.9)%
Total operating expenses	118,823	98,892	19,931	20.2%	223,246	189,711	33,535	17.7%
OPERATING INCOME	110,994	98,483	12,511	12.7%	223,875	204,377	19,498	9.5%
OTHER EXPENSES (INCOME)
Interest expense	40,402	40,084	318	0.8%	79,465	77,994	1,471	1.9%
Allowance for equity funds used during construction	(8,292)	(4,554)	(3,738)	82.1%	(17,025)	(10,178)	(6,847)	67.3%
Other income	(286)	(1,226)	940	(76.7)%	(495)	(1,287)	792	(61.5)%
Other expense	2,671	472	2,199	465.9%	3,681	1,058	2,623	247.9%
Total other expenses (income)	34,495	34,776	(281)	(0.8)%	65,626	67,587	(1,961)	(2.9)%
INCOME BEFORE INCOME TAXES	76,499	63,707	12,792	20.1%	158,249	136,790	21,459	15.7%
INCOME TAX PROVISION	29,104	21,321	7,783	36.5%	60,664	48,353	12,311	25.5%
NET INCOME	$47,395	$42,386	$5,009	11.8%	$97,585	$88,437	$9,148	10.3%
Operating Revenues
Three months ended June 30, 2013 compared to three months ended June 30, 2012
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2013		2012		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$177,880	77.4%	$156,453	79.3%	$21,427	13.7%
Regional cost sharing revenues	40,325	17.5%	29,240	14.8%	11,085	37.9%
Point-to-point	4,055	1.8%	4,462	2.3%	(407)	(9.1)%
Scheduling, control and dispatch	3,133	1.4%	3,704	1.9%	(571)	(15.4)%
Other	4,424	1.9%	3,516	1.7%	908	25.8%
Total	$229,817	100.0%	$197,375	100.0%	$32,442	16.4%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2013 as compared to the same period in 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and the initial recognition of the FERC audit refund in the second quarter of 2012 of $11.0 million. See further discussion in Note 11 to the condensed consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
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

Six months ended June 30, 2013 compared to six months ended June 30, 2012
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2013		2012		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$349,165	78.1%	$319,609	81.1%	$29,556	9.2%
Regional cost sharing revenues	77,794	17.4%	54,716	13.9%	23,078	42.2%
Point-to-point	8,424	1.9%	8,587	2.2%	(163)	(1.9)%
Scheduling, control and dispatch	6,122	1.4%	7,079	1.8%	(957)	(13.5)%
Other	5,616	1.2%	4,097	1.0%	1,519	37.1%
Total	$447,121	100.0%	$394,088	100.0%	$53,033	13.5%
Network revenues increased due primarily to higher revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2013 as compared to the same period in 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and the initial recognition of the FERC audit refund in the second quarter of 2012 of $11.0 million.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service.
Operating revenues for the six months ended June 30, 2013 include the network revenue, regional cost sharing and scheduling, control and dispatch revenue accruals (deferrals) as calculated below:

						Total
				ITC	ITC Great	net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$118,026	$99,700	$128,592	$2,847
2	Network revenues billed (b)	113,538	98,351	130,629	2,866
3	Network revenue accruals (deferrals) (line 1 — line 2)	4,488	1,349	(2,037)	(19)
4	Regional cost sharing revenue accruals (deferrals) (c)	(7,161)	(1,673)	529	(2,532)
5	Scheduling, control and dispatch revenue deferrals (d)	(484)	(412)	(295)	—
6	Total net revenue accruals (deferrals) (line 3 + line 4 + line 5)	$(3,157)	$(736)	$(1,803)	$(2,551)	$(8,247)
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
Operating Expenses
Operation and maintenance expenses
Three months ended June 30, 2013 compared to three months ended June 30, 2012

Operating and maintenance expenses were consistent when compared to the same period in 2012.
Six months ended June 30, 2013 compared to six months ended June 30, 2012

Operation and maintenance expenses decreased by $2.6 million due to lower vegetation management requirements and by $2.4 million due to lower NERC compliance activities associated with surveying transmission overhead lines.
General and administrative expenses
Three months ended June 30, 2013 compared to three months ended June 30, 2012
General and administrative expenses increased due to higher external legal, advisory and consulting services for the Entergy Transaction of $14.9 million and an increase in other professional and business services such as legal, advisory and outside services fees of $1.3 million.
Six months ended June 30, 2013 compared to six months ended June 30, 2012
General and administrative expenses increased due to higher external legal, advisory and consulting services for the Entergy Transaction of $21.2 million, higher compensation-related expenses of $3.7 million primarily due to personnel increases and an increase in other professional and business services such as legal, advisory and outside services fees of $2.7 million, due primarily to increased information technology support.
Depreciation and amortization expenses
Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2012 capital additions, which are included in the assessments for 2013 personal property taxes.
Other Expenses (Income)
Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher capital expenditures during the period.
Income Tax Provision
Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our effective tax rates for the three months ended June 30, 2013 and 2012 were 38.0% and 33.5%, respectively. Our effective tax rate in 2013 is different from our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the Entergy Transaction, offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $2.5 million (net of federal deductibility) during the three months ended June 30, 2013, compared to a state income tax provision of $0.1 million (net of federal deductibility) for the three months ended June 30, 2012.
Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our effective tax rates for the six months ended June 30, 2013 and 2012 were 38.3% and 35.3%, respectively. Our effective tax rate in both years exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the Entergy Transaction, offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $5.4 million (net of federal deductibility) during the six months ended June 30, 2013, compared to a state income tax provision of $2.4 million (net of federal deductibility) for the six months ended June 30, 2012.
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

•
Fund contributions to our retirement plans, as described in Note 9 to the condensed consolidated financial statements. We expect to contribute up to $3.8 million to these plans during the remainder of 2013. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 11 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 5 to the condensed consolidated financial statements, we entered into term loan credit agreements in 2013 for $250.0 million at ITC Holdings and $100.0 million at ITC Great Plains. As of June 30, 2013, we had consolidated indebtedness under our revolving and term loan credit agreements of $749.3 million, with unused capacity under the agreements of $525.7 million.
As of June 30, 2013, we had approximately $250.0 million of debt maturing within one year, excluding the $652.0 million of debt outstanding as of June 30, 2013 that was refinanced with long term debt at ITC Holdings and ITCTransmission as described in Note 5. The remaining maturing debt is expected to be refinanced with long-term debt. In addition, for our long-term capital requirements and the funding of the anticipated $700 million recapitalization in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.

ITC Holdings
On July 3, 2013, ITC Holdings issued $250.0 million aggregate principal amount of its 4.05% Senior Notes, due 2023 and $300.0 million aggregate principal amount of its 5.30% Senior Notes, due 2043. See Note 5 to the condensed consolidated financial statements.
ITCTransmission
On July 11, 2013, ITCTransmission entered into a new unsecured, unguaranteed term loan credit agreement, due July 14, 2014, with a borrowing capacity under the agreement of $185.0 million, all of which has been utilized. See Note 5 to the condensed consolidated financial statements.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	Unsecured Credit Facility	BBB+	Baa1
____________________________

(a)	On June 28, 2013, Standard and Poor’s Financial Services completed their semi-annual review and made no changes to the existing ratings. All of the ratings have a stable outlook.

(b)	Moody’s Investor Service, Inc. updated their credit opinions on April 15, 2013 and made no changes to the credit ratings. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds, unsecured term loans and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2012. As of June 30, 2013, we were in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $184.8 million and $133.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $40.0 million and the timing of tax payments which resulted in lower income taxes paid of $13.1 million during the six months ended June 30, 2013 compared to the same period in 2012.
Cash Flows From Investing Activities
Net cash used in investing activities was $426.1 million and $441.3 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment and lower net cash flows associated with the sales and purchases of securities related to our supplemental nonqualified retirement benefit plans during the six months ended June 30, 2013 compared to the same period in 2012.

Cash Flows From Financing Activities
Net cash provided by financing activities was $279.0 million and $287.8 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash provided by financing activities was due primarily to higher net payments of $15.6 million associated with the repayment of refundable deposits for transmission network upgrades. This decrease was partially offset by the proceeds from a net increase of $3.5 million in amounts outstanding under our revolving and term loan credit agreements and an increase of $3.2 million due to proceeds received from the issuance of common stock upon the exercise of outstanding options during the six months ended June 30, 2013 compared to the same period in 2012.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2012. There have been no material changes to that information since December 31, 2012, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	amounts borrowed under our revolving credit agreements;

•	the issuance of $100.0 million of 4.09% First Mortgage Bonds, Series F, due January 2043 by ITC Midwest;

•	the $250.0 million borrowed under the ITC Holdings 2013 Term Loan in February 2013, due December 2013;

•	the $100.0 million borrowed under the ITC Great Plains term loan credit agreement in May 2013, due November 2014, which repaid outstanding revolving credit borrowings;

•
the issuance of $250.0 million aggregate principal amount of ITC Holdings 4.05% Senior Notes, due 2023 and $300.0 million aggregate principal amount of ITC Holdings 5.30% Senior Notes, due 2043, in July 2013, which together repaid $200.0 million outstanding under its 2012 Term Loan and $267.0 million outstanding under its 5.25% Senior Notes due July 2013; and

•
the $185.0 million borrowed under the ITCTransmission term loan entered into on July 11, 2013, due July 2014, which repaid $185.0 million outstanding under its 4.45% First Mortgage Bonds, Series A, due July 2013.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2012 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving and term loan credit agreements, was $3,010.8 million at June 30, 2013. The total book value of our consolidated long-term debt, excluding revolving and term loan credit agreements, was $2,719.7 million at June 30, 2013. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving and term loan credit agreements, at June 30, 2013. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2013 would decrease the fair value of debt by $77.1 million, and a decrease in interest rates of 10% at June 30, 2013 would increase the fair value of debt by $83.1 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2013, we had a consolidated total of $749.3 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2013 would increase or decrease the total interest expense by $1.0 million, respectively, for an annual period on a constant borrowing level of $749.3 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In June 2013, we settled and terminated $250.0 million and $225.0 million of 10-year and 30-year term interest rate swaps, respectively, in conjunction with the Senior Notes issued at ITC Holdings. See Note 5 to the condensed consolidated financial statements.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2012, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2013.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 2013	2,669	$90.35	—	—
May 2013	37,559	90.04	—	—
June 2013	1,828	88.09	—	—
Total	42,056	$89.97	—	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)	We do not have a publicly announced share repurchase plan.

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

4.33	Indenture, dated as of April 18, 2013, between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee (including form of note) (filed with Registrant's Form S-3 on April 18, 2013)

4.34
First Supplemental Indenture, dated as of July 3, 2013 between ITC Holdings Corp and Wells Fargo Bank, National Association, as trustee (including forms of notes) (filed with Registrant's Form 8-K on July 3, 2013)

10.116
First Amendment, dated April 9, 2013, to Revolving Credit Agreement, dated as of February 16, 2011, among ITC Great Plains, LLC, various financial institutions and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed with Registrant’s Form 8-K filed on April 12, 2013)

10.118
Term Loan Credit Agreement, dated May 30, 2013, among ITC Great Plains, LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent (filed with Registrant's Form 8-K on June 3, 2013)

10.119
Term Loan Credit Agreement, dated as of July 11, 2013, among International Transmission Company, various financial institutions, and Barclays Bank PLC, as administrative agent (filed with Registrant's Form 8-K on July 15, 2013)

10.120	First Amendment to Executive Supplemental Retirement Plan, dated as of May 16, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 25, 2013

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)