Form 10-Q
period 2013-09-30
ITC Holdings Corp.
filed 2013-10-31
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 25, 2013 was 52,478,610.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2013

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$50,704	$26,187
Accounts receivable	103,585	72,192
Inventory	36,282	37,357
Deferred income taxes	18,925	23,014
Regulatory assets — revenue accruals, including accrued interest	6,620	7,489
Prepaid and other current assets	18,053	31,987
Total current assets	234,169	198,226
Property, plant and equipment (net of accumulated depreciation and amortization of $1,319,710 and $1,269,810, respectively)	4,687,581	4,134,579
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $20,801 and $18,397, respectively)	49,431	48,492
Other regulatory assets	186,926	180,378
Deferred financing fees (net of accumulated amortization of $14,390 and $17,838, respectively)	26,279	19,293
Other	37,851	33,678
Total other assets	1,250,650	1,232,004
TOTAL ASSETS	$6,172,400	$5,564,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$105,285	$123,022
Accrued payroll	17,738	20,740
Accrued interest	30,170	44,708
Accrued taxes	17,650	28,117
Regulatory liabilities — revenue deferrals, including accrued interest	38,296	53,763
Refundable deposits from generators for transmission network upgrades	29,656	40,745
Debt maturing within one year	210,000	651,929
Other	16,759	40,287
Total current liabilities	465,554	1,003,311
Accrued pension and postretirement liabilities	58,395	53,243
Deferred income taxes	555,038	460,072
Regulatory liabilities — revenue deferrals, including accrued interest	74,223	28,613
Regulatory liabilities — accrued asset removal costs	70,226	75,477
Refundable deposits from generators for transmission network upgrades	15,392	7,623
Other	20,139	26,317
Long-term debt	3,364,900	2,495,298
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,471,354 and 52,248,514 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,003,709	989,334
Retained earnings	538,317	443,569
Accumulated other comprehensive income (loss)	6,507	(18,048)
Total stockholders’ equity	1,548,533	1,414,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,172,400	$5,564,809
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
OPERATING REVENUES	$238,782	$214,801	$685,903	$608,889
OPERATING EXPENSES
Operation and maintenance	29,725	31,544	83,906	90,314
General and administrative	31,902	27,906	110,767	78,791
Depreciation and amortization	29,802	27,466	87,583	78,453
Taxes other than income taxes	16,728	14,721	49,492	44,186
Other operating (income) and expenses — net	(197)	(190)	(542)	(586)
Total operating expenses	107,960	101,447	331,206	291,158
OPERATING INCOME	130,822	113,354	354,697	317,731
OTHER EXPENSES (INCOME)
Interest expense — net	44,062	38,924	123,527	116,918
Allowance for equity funds used during construction	(8,290)	(5,622)	(25,315)	(15,800)
Other income	(786)	(884)	(824)	(2,171)
Other expense	2,164	1,415	5,388	2,473
Total other expenses (income)	37,150	33,833	102,776	101,420
INCOME BEFORE INCOME TAXES	93,672	79,521	251,921	216,311
INCOME TAX PROVISION	34,688	28,338	95,352	76,691
NET INCOME	$58,984	$51,183	$156,569	$139,620
Basic earnings per common share	$1.12	$0.99	$2.99	$2.72
Diluted earnings per common share	$1.12	$0.98	$2.96	$2.68
Dividends declared per common share	$0.4250	$0.3775	$1.1800	$1.0825
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
NET INCOME	$58,984	$51,183	$156,569	$139,620
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 6)	110	(1,316)	24,468	(5,440)
Available-for-sale securities, net of tax (Note 6)	87	—	87	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	197	(1,316)	24,555	(5,440)
TOTAL COMPREHENSIVE INCOME	$59,181	$49,867	$181,124	$134,180
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156,569	$139,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	87,583	78,453
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	30,369	25,748
Deferred income tax expense	69,733	44,921
Allowance for equity funds used during construction	(25,315)	(15,800)
Other	13,113	9,030
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(31,115)	(12,182)
Inventory	1,075	979
Prepaid and other current assets	11,208	(5,776)
Accounts payable	4,044	(10,637)
Accrued payroll	(1,707)	(1,865)
Accrued interest	(14,538)	(247)
Accrued taxes	(10,467)	(5,773)
Other current liabilities	7,979	11,474
Other non-current assets and liabilities, net	(6,328)	410
Net cash provided by operating activities	292,203	258,355
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(630,485)	(637,386)
Proceeds from sale of securities	42,174	5,935
Purchases of securities	(43,398)	(10,786)
Other	(3,340)	(747)
Net cash used in investing activities	(635,049)	(642,984)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	933,025	100,000
Borrowings under revolving credit agreements	890,400	1,073,550
Borrowings under term loan credit agreements	535,000	200,000
Retirement of long-term debt	(452,000)	—
Repayments of revolving credit agreements	(1,004,100)	(960,350)
Repayments of term loan credit agreements	(475,000)	—
Issuance of common stock	8,213	4,929
Dividends on common and restricted stock	(61,821)	(55,677)
Refundable deposits from generators for transmission network upgrades	26,898	31,157
Repayment of refundable deposits from generators for transmission network upgrades	(30,279)	(31,186)
Other	(2,973)	(6,112)
Net cash provided by financing activities	367,363	356,311
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,517	(28,318)
CASH AND CASH EQUIVALENTS — Beginning of period	26,187	58,344
CASH AND CASH EQUIVALENTS — End of period	$50,704	$30,026
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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2013	2012
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$135,058	$112,040
Income taxes paid — net	11,593	26,024
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$74,694	$77,464
Allowance for equity funds used during construction	25,315	15,800
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2013 or 2012, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the Financial Accounting Standards Board (“FASB”) has been updated with respect to the presentation of comprehensive income in financial statements. Under this guidance, we are required to (1) disclose the changes in accumulated other comprehensive income (“AOCI”) by component and (2) disclose the effects on the line items of net income of significant amounts reclassified out of AOCI. We adopted this guidance as of January 1, 2013. For the three and nine months ended September 30, 2013, the requirements under (1) above are presented in the condensed consolidated statements of comprehensive income and the requirements under (2) above are disclosed in Note 6 of this Form 10-Q.
Balance Sheet Offsetting Requirements
The FASB has created new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). We adopted this guidance as of January 1, 2013. As of September 30, 2013, we did not have any material assets and liabilities that are subject to the new disclosure requirements.

3.    REGULATORY MATTERS
ITC Great Plains
As of September 30, 2013, we have recorded a total of $13.9 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
Order on Formula Rate Protocols
On May 17, 2012, the FERC issued an order pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. On May 16, 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners to file revised formula rate protocols. On September 13, 2013, MISO and its member transmission owners, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which will require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.
Complaint of IP&L
On September 14, 2012, IP&L filed a complaint with the FERC against ITC Midwest’s reimbursement policy under Section 206 of the FPA. The complaint challenged ITC Midwest’s FERC-approved reimbursement policy for network upgrades to qualifying generators. On July 18, 2013, FERC issued an order indicating that the use of Attachment FF was no longer just and reasonable and required MISO, on behalf of ITC Midwest, to prospectively revise ITC Midwest’s Attachment FF of the MISO Tariff to conform to the generator interconnection cost recovery provisions used in other MISO pricing zones. The order would not modify agreements executed or filed unexecuted prior to July 18, 2013. On August 14, 2013, MISO made the required compliance filing to revise ITC Midwest’s Attachment FF of the MISO Tariff. On August 16, 2013, ITC Midwest filed for rehearing of this matter with FERC. We do not expect the revised policy to have a material impact on our results of operations, cash flows or financial condition.
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

The current and non-current regulatory assets are recorded on the balance sheet in regulatory assets — revenue accruals, including accrued interest and other non-current assets, respectively. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferrals, including accrued interest. The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2013:

(in thousands)	Total
Balance as of December 31, 2012	$(72,168)
Net refund of 2011 revenue deferrals and accruals, including accrued interest	35,296
Net revenue deferral for the nine months ended September 30, 2013	(63,628)
Net accrued interest payable for the nine months ended September 30, 2013	(2,037)
Balance as of September 30, 2013	$(102,537)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in our condensed consolidated statements of financial position as follows:

(in thousands)	Total
Current assets	$6,620
Non-current assets — other	3,362
Current liabilities	(38,296)
Non-current liabilities	(74,223)
Balance as of September 30, 2013	$(102,537)

4.    INTANGIBLE ASSETS
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $38.0 million and $40.3 million (net of accumulated amortization of $20.4 million and $18.1 million) as of September 30, 2013 and December 31, 2012, respectively.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $11.4 million and $8.2 million (net of accumulated amortization of $0.4 million and $0.3 million) as of September 30, 2013 and December 31, 2012, respectively.
During the three months ended September 30, 2013 and 2012, we recognized $0.8 million of amortization expense of our intangible assets and $2.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2013 to be $3.2 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In June 2013, we settled and terminated $250.0 million and $225.0 million of 10-year and 30-year term interest rate swaps, respectively, in conjunction with the Senior Notes issued at ITC Holdings described below. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps	Amount	Weighted Average Fixed Rate	Gain (Loss) on Derivative	Settlement Date
(amounts in millions)
10-year interest rate swaps	$250.0	3.70%	$(15.0)	June 2013
30-year interest rate swaps	225.0	2.82%	26.2	June 2013
Total	$475.0		$11.2

The interest rate swaps qualified for hedge accounting treatment and the net gain of $11.2 million was recorded net of tax in AOCI during the second quarter of 2013. This amount is being amortized as a component of interest expense over the lives of the related debt.
ITC Holdings
Term Loan Credit Agreement
On February 15, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement (the “2013 Term Loan”), due December 31, 2013, under which ITC Holdings originally borrowed the maximum of $250.0 million available under the agreement. As of September 30, 2013, ITC Holdings had $160.0 million outstanding under the 2013 Term Loan and no further borrowings are permitted thereunder. The proceeds from the 2013 Term Loan were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The weighted average interest rate on the borrowings outstanding under the 2013 Term Loan was 1.2% at September 30, 2013.
Senior Unsecured Notes
On July 3, 2013, ITC Holdings issued $250.0 million aggregate principal amount of its 4.05% Senior Notes, due July 1, 2023 and $300.0 million aggregate principal amount of its 5.30% Senior Notes, due July 1, 2043. The proceeds from these issuances were used to repay its $267.0 million of 5.25% Senior Notes due July 15, 2013, the $200.0 million borrowed under an unsecured, unguaranteed term loan credit agreement entered into in 2012, a portion of the amount borrowed under the 2013 Term Loan and for general corporate purposes.
ITC Midwest
On April 4, 2013, ITC Midwest issued $100.0 million aggregate principal amount of 4.09% First Mortgage Bonds, Series F, due April 30, 2043. The proceeds from the issuance were used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of ITC Midwest’s property.
ITC Great Plains
On May 30, 2013, ITC Great Plains entered into a new unsecured, unguaranteed term loan credit agreement due November 28, 2014, under which ITC Great Plains had borrowed the maximum $100.0 million as of September 30, 2013. The proceeds were used to refinance existing indebtedness, fund capital expenditures and for general corporate purposes. The weighted average interest rate on the borrowings outstanding under the term loan was 1.0% at September 30, 2013.
ITCTransmission
Term Loan Credit Agreement
On July 11, 2013, ITCTransmission entered into a new unsecured, unguaranteed term loan credit agreement due July 14, 2014, under which ITCTransmission borrowed the maximum of $185.0 million upon entering the agreement. The proceeds were used to repay its $185.0 million of 4.45% First Mortgage Bonds, Series A, due July 15, 2013. This borrowing was repaid in full as of September 30, 2013.
First Mortgage Bonds
On August 14, 2013, ITCTransmission issued $285.0 million aggregate principal amount of 4.625% First Mortgage Bonds, Series E, due August 15, 2043. The proceeds from the issuance were used to repay its term loan credit agreement of $185.0 million and $100.0 million outstanding under an intercompany advance agreement between ITCTransmission and ITC Holdings. ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of ITCTransmission’s property.

Revolving Credit Agreements
At September 30, 2013, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available, each of which bears interest at a variable rate based on the prime rate or LIBOR (subject to adjustment based on credit rating):

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$—	$200.0	n/a	(c)	0.25%	5 years	May 2016
ITCTransmission	100.0	28.3	71.7	1.3%		0.125%	5 years	May 2016
METC	100.0	54.4	45.6	1.3%		0.125%	5 years	May 2016
ITC Midwest	175.0	94.7	80.3	1.2%		0.10%	5 years	May 2017
ITC Great Plains	150.0	36.7	113.3	1.9%		0.30%	4 years	February 2015
Total	$725.0	$214.1	$510.9
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

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
6.     STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the nine months ended September 30, 2013 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2012	52,248,514	$989,334	$443,569	$(18,048)	$1,414,855
Net income	—	—	156,569	—	156,569
Repurchase and retirement of common stock	(50,388)	(4,508)	—	—	(4,508)
Dividends declared on common stock ($1.18 per share)	—	—	(61,821)	—	(61,821)
Stock option exercises	143,514	6,860	—	—	6,860
Shares issued under the Employee Stock Purchase Plan	19,024	1,353	—	—	1,353
Issuance of restricted stock	121,811	—	—	—	—
Forfeiture of restricted stock	(11,121)	—	—	—	—
Share-based compensation, net of forfeitures	—	10,670	—	—	10,670
Other comprehensive income, net of tax	—	—	—	24,555	24,555
BALANCE, SEPTEMBER 30, 2013	52,471,354	$1,003,709	$538,317	$6,507	$1,548,533

The changes in stockholders’ equity for the nine months ended September 30, 2012 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Loss	Equity
BALANCE, DECEMBER 31, 2011	51,323,368	$943,444	$330,816	$(15,368)	$1,258,892
Net income	—	—	139,620	—	139,620
Repurchase and retirement of common stock	(69,183)	(4,896)	—	—	(4,896)
Dividends declared on common stock ($1.0825 per share)	—	—	(55,677)	—	(55,677)
Stock option exercises	108,693	3,796	—	—	3,796
Shares issued under the Employee Stock Purchase Plan	18,107	1,133	—	—	1,133
Issuance of restricted stock	153,381	—	—	—	—
Forfeiture of restricted stock	(9,929)	—	—	—	—
Share-based compensation, net of forfeitures	—	11,378	—	—	11,378
Other	—	403	—	—	403
Other comprehensive loss, net of tax	—	—	—	(5,440)	(5,440)
BALANCE, SEPTEMBER 30, 2012	51,524,437	$955,258	$414,759	$(20,808)	$1,349,209
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Balance at the beginning of period	$6,310	$(19,492)	$(18,048)	$(15,368)
Derivative instruments
Reclassification of gain relating to interest rate cash flow hedges from AOCI (net of tax of $71 and $9 for the three months ended September 30, 2013 and 2012, respectively, and net of tax of $90 and $21 for the nine months ended September 30, 2013 and 2012, respectively) (a)	110	15	139	52
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $862 for the three months ended September 30, 2012 and net of tax of $15,652 and $3,545 for the nine months ended September 30, 2013 and 2012, respectively)	—	(1,331)	24,329	(5,492)
Derivative instruments, net of tax	110	(1,316)	24,468	(5,440)
Available-for-sale securities
Unrealized gain on available-for-sale securities (net of tax of $56 for the three and nine months ended September 30, 2013)	87	—	87	—
Available-for-sale securities, net of tax	87	—	87	—
Total other comprehensive income (loss), net of tax	197	(1,316)	24,555	(5,440)
Balance at the end of period	$6,507	$(20,808)	$6,507	$(20,808)
____________________________

(a)	Reclassified from AOCI to interest expense — net.

ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014. The agreements relating to the Entergy Transaction generally prohibit us from issuing shares under the SAFA until approximately two years after the closing except under certain limited circumstances. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-187994) filed on April 18, 2013 with the SEC. No shares have been issued under the SAFA as of September 30, 2013.
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
Stock Option Exercises
We issued 143,514 and 851,720 shares of our common stock during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, due to the exercise of stock options.

8.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three and nine months ended September 30, 2013 and 2012 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2013	2012	2013	2012
Numerator:
Net income	$58,984	$51,183	$156,569	$139,620
Less: dividends declared — common and restricted shares	(22,299)	(19,446)	(61,820)	(55,684)
Undistributed earnings	36,685	31,737	94,749	83,936
Percentage allocated to common shares (a)	99.1%	98.7%	99.0%	98.7%
Undistributed earnings — common shares	36,355	31,324	93,802	82,845
Add: dividends declared — common shares	22,098	19,213	61,240	54,971
Numerator for basic and diluted earnings per common share	$58,453	$50,537	$155,042	$137,816
Denominator:
Denominator for basic earnings per common share — weighted average common shares outstanding	51,986,293	50,863,727	51,875,787	50,748,257
Incremental shares for stock options and employee stock purchase plan	435,798	745,972	417,144	754,437
Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,422,091	51,609,699	52,292,931	51,502,694
Per common share net income:
Basic	$1.12	$0.99	$2.99	$2.72
Diluted	$1.12	$0.98	$2.96	$2.68
____________________________

(a)	Weighted average common shares outstanding	51,986,293	50,863,727	51,875,787	50,748,257
	Weighted average restricted shares (participating securities)	476,177	644,233	499,573	677,070
	Total	52,462,470	51,507,960	52,375,360	51,425,327
	Percentage allocated to common shares	99.1%	98.7%	99.0%	98.7%
The incremental shares for stock options and the employee stock purchase plan (“ESPP”) are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations were as follows:

	2013	2012
Outstanding stock options and ESPP shares (as of September 30)	1,746,100	2,344,578
Anti-dilutive stock options and ESPP shares (for the three and nine months ended September 30)	305,634	565,956

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
Net pension cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$1,315	$1,040	$3,946	$3,120
Interest cost	698	647	2,094	1,942
Expected return on plan assets	(717)	(569)	(2,151)	(1,708)
Amortization of prior service cost	(10)	(11)	(31)	(32)
Amortization of unrecognized loss	679	868	2,036	2,603
Net pension cost	$1,965	$1,975	$5,894	$5,925
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $1.0 million to the postretirement benefit plan in September 2013. We expect to contribute up to an additional $1.5 million to the postretirement benefit plan in 2013.
Net postretirement cost includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$1,443	$1,358	$4,330	$4,075
Interest cost	390	388	1,171	1,164
Expected return on plan assets	(353)	(254)	(1,061)	(762)
Amortization of prior service cost	—	31	—	93
Amortization of unrecognized loss	55	134	165	401
Net postretirement cost	$1,535	$1,657	$4,605	$4,971
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.7 million for the three months ended September 30, 2013 and 2012, and $3.1 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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
Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$13,452	$51,446	$—
Mutual funds — fixed income securities	20,997	—	—
Mutual funds — equity securities	673	—	—
Total	$35,122	$51,446	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$13,127	$10,037	$—
Mutual funds — fixed income securities	21,332	—	—
Mutual funds — equity securities	1,612	—	—
Interest rate swap derivatives	—	2,725	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(31,507)	—
Total	$36,071	$(18,745)	$—
As of September 30, 2013 and December 31, 2012, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our Level 1 investments included in cash and cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds for which market prices are readily available. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost. The cash and cash equivalents that are classified as a Level 2 investment consist of deposits held with financial institutions that are then invested by the financial institution in money market mutual funds and common and collective trusts that are administered similar to money market funds. The underlying money market funds and common and collective trusts are recorded at cost plus accrued interest.
The assets and liabilities related to derivatives consisted of interest rate swaps discussed in Note 5. The fair value of our interest rate swap derivatives as of December 31, 2012 was determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals. In June 2013, we settled and terminated all outstanding derivatives.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2013. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2012 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,377.0 million and $3,072.9 million at September 30, 2013 and December 31, 2012, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,100.8 million and $2,619.4 million at September 30, 2013 and December 31, 2012, respectively.
Revolving and Term Loan Credit Agreements
At September 30, 2013 and December 31, 2012, we had a consolidated total of $474.1 million and $527.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
The amount of the potential use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2013 is estimated to be approximately $18.0 million, which includes approximately $3.8 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. ITCTransmission has not recorded this contingent liability as of September 30, 2013. However, in the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.2 million for periods still subject to audit, however, METC has not recorded any contingent liabilities as of September 30, 2013 associated with this matter. These higher use tax expenses would be passed on to ITCTransmission’s and METC’s customers as the amounts are included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) have conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. In 2011, the FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition that requires adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. In 2012, ITC Midwest filed a refund report with the FERC which included adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. On January 30, 2013, the FERC accepted ITC Midwest’s refund report which included the amount to be refunded in 2014.
ITCTransmission and METC had applied an accounting treatment for their respective acquisitions similar to ITC Midwest, and on February 1, 2013, voluntarily filed compliance plans with FERC to address the findings raised with respect to the ITC Midwest audit. On July 5, 2013, the FERC accepted ITCTransmission’s and METC’s refund reports which included the amounts to be refunded in 2014.
ITC Midwest, ITCTransmission and METC have recorded an aggregate regulatory liability for the refund and related interest of $13.0 million and $12.7 million as of September 30, 2013 and December 31, 2012, respectively, in the condensed consolidated statements of financial position. The refund amounts are limited to 2010 and earlier periods.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity had been used. Certain regulatory approvals were needed from the Iowa Utilities Board (“IUB”) before construction of the project could commence, but due to the IUB’s case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. We have notified the Minnesota Public Utilities Commission that the Salem-Hazleton line was placed into service on April 25, 2013, and requested confirmation from the commission that ITC Midwest has satisfied its commitment and that no refund is due as a result of the project not being completed by December 31, 2011. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline, and therefore, we believe the likelihood of any material effect on the financial statements from this matter is remote.
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
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off or split-off exchange offer or a combination of both. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly-owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization, which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger would result in shareholders of Entergy receiving approximately 50.1% of the shares of ITC Holdings outstanding immediately following the merger in exchange for their shares of Mid South TransCo, with the shareholders of ITC Holdings immediately prior to the merger owning the remaining approximately 49.9% equity interest in the combined company immediately after the merger. In addition, Entergy would receive gross cash proceeds of $1.775 billion from indebtedness that would be incurred by Mid South TransCo and its subsidiaries prior to the merger and assumed under the acquisition. On April 16, 2013 and June 20, 2013, ITC Holdings received the shareholder approval and FERC approval, respectively, necessary to consummate the merger. In addition, Entergy has received a favorable ruling on the tax free nature of the transaction from the Internal Revenue Service. Completion of the transaction is not expected prior to 2014 and is subject to the satisfaction of certain other closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators.
For the three months ended September 30, 2013 and 2012, we expensed external legal, advisory and financial services fees related to the Entergy Transaction of $7.2 million and $5.6 million, respectively, and $34.9 million and $12.1 million for the nine months ended September 30, 2013 and 2012, respectively. For each of the three months ended September 30, 2013 and 2012, we expensed certain internal labor and associated costs related to the Entergy Transaction of $1.9 million, and we expensed $7.1 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively. The external and internal costs related to the Entergy Transaction were not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
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

13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Regulated Operating Subsidiaries	$238,857	$214,821	$686,128	$608,950
ITC Holdings and other	152	151	455	455
Intercompany eliminations	(227)	(171)	(680)	(516)
Total Operating Revenues	$238,782	$214,801	$685,903	$608,889

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Regulated Operating Subsidiaries	$131,939	$111,849	$376,398	$307,067
ITC Holdings and other	(38,267)	(32,328)	(124,477)	(90,756)
Total Income Before Income Taxes	$93,672	$79,521	$251,921	$216,311

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Regulated Operating Subsidiaries	$82,291	$69,537	$234,168	$190,576
ITC Holdings and other	58,984	51,183	156,569	139,620
Intercompany eliminations	(82,291)	(69,537)	(234,168)	(190,576)
Total Net Income	$58,984	$51,183	$156,569	$139,620

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2013	2012
Regulated Operating Subsidiaries	$6,028,346	$5,440,401
ITC Holdings and other	3,556,794	3,252,047
Reconciliations / Intercompany eliminations (a)	(3,412,740)	(3,127,639)
Total Assets	$6,172,400	$5,564,809
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the nine months ended September 30, 2013 or may affect future results include:

•
Our capital investment of $648.9 million at our Regulated Operating Subsidiaries for the nine months ended September 30, 2013, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2013 and 2012 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year of $210.0 million as of September 30, 2013 and the interest rates associated with the additional financing required; and

•
The proposed transaction with Entergy in which Entergy will divest and merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings (“Entergy Transaction”) as discussed below under “Capital Project Updates and Other Recent Developments.” For the three and nine months ended September 30, 2013, we expensed external legal, advisory and financial services fees of $7.2 million and $34.9 million, respectively, and certain internal labor costs of $1.9 million and $7.1 million, respectively, related to the Entergy Transaction. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement as they were incurred at ITC Holdings. The transaction fees are expected to continue to be significant until the transaction is consummated.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. In September 2013, Phase 1 of the Thumb Loop project, consisting of 62 miles of 345 kV transmission facilities, was placed into service. Through September 30, 2013, ITCTransmission has invested $287.4 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million to complete construction of the project.

ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through September 30, 2013, ITC Great Plains has invested $139.3 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million to complete construction of its portion of the project.
Regulatory Assets
As of September 30, 2013, we have recorded a total of $13.9 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates.
Development Bonuses
We recognized general and administrative expenses of $0.9 million and $3.0 million during the three and nine months ended September 30, 2013, respectively, and $1.4 million and $2.0 million during the three and nine months ended September 30, 2012, respectively, for bonuses for the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
North Central Region Development
In 2009, we announced the Green Power Express project, which consisted of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. After the announcement of the Green Power Express project, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure and implemented its Multi-Value Project (“MVP”) cost allocation methodology. MISO’s RGOS and MVP processes provide a channel for the Green Power Express project, or its underlying segments, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we intend to build, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri.
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
The Entergy Transaction would expand our network across the entire middle of the continental United States from the Great Lakes to the Gulf Coast. It would approximately double our asset base, add sizable new markets to our operating and development portfolio, and diversify and enhance growth prospects through an expanded footprint.
The terms of the transaction agreements call for Entergy to divest its electric transmission business to a newly-formed entity, Mid South TransCo LLC (“Mid South TransCo”), and Mid South TransCo’s subsidiaries, and distribute the equity interests in Mid South TransCo to Entergy’s shareholders in the form of a tax-free spin-off or split-off exchange offer or a combination of both. Mid South TransCo will then merge with a newly-created merger subsidiary of ITC Holdings in an all-stock, Reverse Morris Trust transaction, and will survive the merger as a wholly owned subsidiary of ITC Holdings. Prior to the merger, we expect to effectuate a recapitalization which will not exceed $700 million and which may take the form of a one-time special dividend to ITC Holdings’ pre-merger shareholders, a repurchase of ITC Holdings common stock from its shareholders, or a combination of a special dividend and share repurchase. The merger would result in shareholders of Entergy receiving approximately 50.1% of the shares of ITC Holdings outstanding immediately following the merger in exchange for their shares of Mid South TransCo, with the shareholders of ITC Holdings immediately prior to the merger owning the remaining approximately 49.9% equity interest in the combined company immediately after the merger. In addition, Entergy would receive gross cash proceeds of $1.775 billion from indebtedness that would be incurred by Mid South TransCo and its subsidiaries prior to the merger. This indebtedness would be assumed by us upon completion of the transaction.
On April 16, 2013 and June 20, 2013, ITC Holdings received shareholder approval and FERC approval, respectively, necessary to consummate the merger. In addition, Entergy has received a favorable ruling on the tax free nature of the transaction from the Internal Revenue Service. Completion of the Entergy Transaction is not expected prior to 2014 and remains subject to the satisfaction of certain closing conditions, including receipt of the necessary approvals of Entergy’s retail regulators. There can be no assurance the Entergy Transaction will be consummated. See “Item 1A Risk Factors — We may be unable to satisfy the conditions or obtain the approvals required to complete the Entergy Transaction or such approvals may contain material restrictions or conditions” of our Form 10-K for the fiscal year ended December 31, 2012.
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
Revenue Accruals and Deferrals — Effects of Monthly Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based formula rates that contain a true-up mechanism, our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than the revenue requirement for a reporting period, a revenue accrual is recorded for the difference. To the extent that amounts billed are more than the revenue requirement for a reporting period, a revenue deferral is recorded for the difference. Although monthly peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly peak load of our MISO Regulated Operating Subsidiaries is affected by many variables, but is generally impacted by weather and economic conditions and is seasonally shaped with higher load in the summer months when cooling demand is higher.

The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2013			2012			2011
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,593	6,215	2,801	7,264	6,145	2,789	7,326	6,045	2,777
February	7,141	5,846	2,677	6,919	5,754	2,592	7,261	6,058	2,854
March	6,817	5,552	2,542	6,941	5,708	2,443	6,946	5,715	2,520
April	6,566	5,321	2,463	6,403	5,259	2,296	6,483	5,416	2,458
May	8,956	6,490	2,563	8,947	6,459	2,700	10,119	7,239	2,773
June	10,335	7,647	3,194	11,652	8,738	3,388	11,488	8,231	3,403
July	11,694	8,986	3,563	12,180	9,354	3,636	12,321	9,389	3,621
August	10,158	7,810	3,521	11,081	8,508	3,445	11,158	8,538	3,614
September	11,047	8,169	3,430	9,094	7,349	3,443	11,288	7,966	3,466
October				6,566	5,429	2,539	6,642	5,479	2,559
November				7,022	5,829	2,631	7,101	6,061	2,556
December				7,230	5,928	2,645	7,206	6,071	2,734
Total	80,307	62,036	26,754	101,299	80,460	34,547	105,339	82,208	35,335
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

Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is our anticipated capital investment in excess of depreciation as a result of our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that will position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve system accessibility for all generation resources. The FERC requires adoption of certain reliability standards and may take enforcement actions against violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.

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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	nine months ended	year ending
Source of Investment	2012-2016 (a)	September 30, 2013 (b)	December 31, 2013 (a)
ITCTransmission (c)	$739	$170.7	$215 — 230
METC	581	127.8	170 — 180
ITC Midwest	1,128	245.8	285 — 300
ITC Great Plains (d)	343	104.6	140 — 150
Development (e)	1,390	—	—
Total	$4,181	$648.9	$810 — 860
____________________________

(a)
The current long-term capital investment program does not include anticipated expenditures related to the Entergy Transaction or in the subsidiaries of Mid South TransCo post-closing. The forecasted investments in property, plant and equipment would be expected to increase significantly following closing of that transaction. The forecasted investments in property, plant and equipment do not reflect any potential modifications resulting from the recently issued FERC order indicating that the use of Attachment FF for ITC Midwest was no longer just and reasonable as discussed in Note 3 to the condensed consolidated financial statements under “Complaint of IP&L.” We do not anticipate a material impact on our long-term capital investment plan as a result of this order.

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

(c)	ITCTransmission’s investment program includes the Thumb Loop Project that is under construction.

(d)	ITC Great Plains’ investment program includes the Kansas V-Plan Project that is under construction.

(e)
The long-term capital investment program includes expenditures to construct various development projects, including our portions of the four MISO MVPs as discussed under “Capital Project Updates and Other Recent Developments — North Central Region Development.” However, actual capital investments associated with our portions of the MISO MVPs are included in ITC Midwest’s actual capital investment through September 30, 2013 as ITC Midwest will construct, own and operate such projects.

Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings, including the Attachment FF policy changes for ITC Midwest described in Note 3 to the condensed consolidated financial statements under Complaint of IP&L, and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects, the generator’s potential failure to meet the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, and other factors beyond our control.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2013	2012	(decrease)	(decrease)	2013	2012	(decrease)	(decrease)
OPERATING REVENUES	$238,782	$214,801	$23,981	11.2%	$685,903	$608,889	$77,014	12.6%
OPERATING EXPENSES
Operation and maintenance	29,725	31,544	(1,819)	(5.8)%	83,906	90,314	(6,408)	(7.1)%
General and administrative	31,902	27,906	3,996	14.3%	110,767	78,791	31,976	40.6%
Depreciation and amortization	29,802	27,466	2,336	8.5%	87,583	78,453	9,130	11.6%
Taxes other than income taxes	16,728	14,721	2,007	13.6%	49,492	44,186	5,306	12.0%
Other operating (income) and expenses — net	(197)	(190)	(7)	3.7%	(542)	(586)	44	(7.5)%
Total operating expenses	107,960	101,447	6,513	6.4%	331,206	291,158	40,048	13.8%
OPERATING INCOME	130,822	113,354	17,468	15.4%	354,697	317,731	36,966	11.6%
OTHER EXPENSES (INCOME)
Interest expense	44,062	38,924	5,138	13.2%	123,527	116,918	6,609	5.7%
Allowance for equity funds used during construction	(8,290)	(5,622)	(2,668)	47.5%	(25,315)	(15,800)	(9,515)	60.2%
Other income	(786)	(884)	98	(11.1)%	(824)	(2,171)	1,347	(62.0)%
Other expense	2,164	1,415	749	52.9%	5,388	2,473	2,915	117.9%
Total other expenses (income)	37,150	33,833	3,317	9.8%	102,776	101,420	1,356	1.3%
INCOME BEFORE INCOME TAXES	93,672	79,521	14,151	17.8%	251,921	216,311	35,610	16.5%
INCOME TAX PROVISION	34,688	28,338	6,350	22.4%	95,352	76,691	18,661	24.3%
NET INCOME	$58,984	$51,183	$7,801	15.2%	$156,569	$139,620	$16,949	12.1%
Operating Revenues
Three months ended September 30, 2013 compared to three months ended September 30, 2012
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2013		2012		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$185,165	77.5%	$171,703	79.9%	$13,462	7.8%
Regional cost sharing revenues	44,676	18.7%	33,189	15.5%	11,487	34.6%
Point-to-point	4,684	2.0%	4,859	2.3%	(175)	(3.6)%
Scheduling, control and dispatch	2,962	1.2%	4,408	2.1%	(1,446)	(32.8)%
Other	1,295	0.6%	642	0.2%	653	101.7%
Total	$238,782	100.0%	$214,801	100.0%	$23,981	11.2%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2013 as compared to the same period in 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
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
Scheduling, control and dispatch revenues decreased due primarily to adjustments made in 2013 to the MISO Regulated Operating Subsidiaries scheduling, control and dispatch revenues as a result of a true-up mechanism, implemented beginning in 2013, which ensures that our MISO Regulated Operating Subsidiaries recover their allowed costs.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2013		2012		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$534,330	77.9%	$491,312	80.7%	$43,018	8.8%
Regional cost sharing revenues	122,470	17.9%	87,905	14.4%	34,565	39.3%
Point-to-point	13,108	1.9%	13,446	2.2%	(338)	(2.5)%
Scheduling, control and dispatch	9,084	1.3%	11,487	1.9%	(2,403)	(20.9)%
Other	6,911	1.0%	4,739	0.8%	2,172	45.8%
Total	$685,903	100.0%	$608,889	100.0%	$77,014	12.6%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2013 as compared to the same period in 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service and the initial recognition of the FERC audit refund in the second quarter of 2012 as described in Note 11 to the condensed consolidated financial statements.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service.
Scheduling, control and dispatch revenues decreased due primarily to the true-up adjustment included in 2013.
Operating revenues for the nine months ended September 30, 2013 include the network, regional cost sharing and scheduling, control and dispatch revenue deferrals as calculated below:

				ITC	ITC Great	Total net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$179,106	$151,887	$199,049	$4,288
2	Network revenues billed (b)	191,131	164,582	215,720	4,298
3	Network revenue deferrals (line 1 — line 2)	(12,025)	(12,695)	(16,671)	(10)
4	Regional cost sharing revenue deferrals (c)	(9,304)	(6,509)	(1,457)	(1,998)
5	Scheduling, control and dispatch revenue deferrals (d)	(997)	(1,024)	(938)	—
6	Total net revenue deferrals (line 3 + line 4 + line 5)	$(22,326)	$(20,228)	$(19,066)	$(2,008)	$(63,628)
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

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2013 of $2.147 per kW/month, $2.5263 per kW/month and $7.805 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2011 true-up adjustments. The rates for 2013 include amounts for the collection and refund of the 2011 revenue accruals and deferrals and related accrued interest, but the revenues billed in 2013 associated with the 2011 revenue accruals and deferrals are not included in these amounts. On August 29, 2013, ITCTransmission's projected network rate of $2.305 per kW/month, METC's projected network rate of $2.781 per kW/month and ITC Midwest's projected network rate of $8.805 per kW/month, in each case for the period from January 1, 2014 through December 31, 2014, were posted by MISO. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement and include amounts for the collection and refund of the 2011 revenue accruals and deferrals and related accrued interest. ITC Great Plains' projected revenue requirement of $56.8 million for the period from January 1, 2014 through December 31, 2014 was posted by SPP on August 29, 2013.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The revenue accruals and deferrals and related accrued interest associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

(d)
Beginning in 2013, a significant portion of our MISO Regulated Operating Subsidiaries’ scheduling, control and dispatch revenues are subject to a separate true-up mechanism whereby our MISO Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The revenue accruals and deferrals and related accrued interest associated with the MISO Regulated Operating Subsidiaries’ scheduling, control and dispatch revenues are included in the scheduling, control and dispatch revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2013 compared to three months ended September 30, 2012
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements of $1.2 million and lower NERC compliance activities associated with surveying transmission overhead lines of $0.9 million.
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements of $3.9 million and lower NERC compliance activities associated with surveying transmission overhead lines of $2.5 million.
General and administrative expenses
Three months ended September 30, 2013 compared to three months ended September 30, 2012
General and administrative expenses increased due to increased general business expenses of $1.9 million primarily due to an increase in information technology expenses, $1.6 million due to higher external legal, advisory and financial services fees for the Entergy Transaction, and higher compensation-related expenses of $1.4 million primarily due to personnel increases. These increases were partially offset by a decrease of $0.8 million in other professional services primarily due to lower outside legal fees not associated with the Entergy Transaction.
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
General and administrative expenses increased due to higher external legal, advisory and financial services fees for the Entergy Transaction of $22.8 million, higher compensation-related expenses of $5.1 million primarily due to personnel increases and an increase in other professional services, such as legal, advisory and financial services fees, of $1.9 million.
Depreciation and amortization expenses
Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2012 capital additions, which are included in the assessments for 2013 personal property taxes.

Other Expenses (Income)
Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012
Interest Expense
Interest expense increased primarily due to interest associated with the long-term debt issuances at ITC Holdings and the Regulated Operating Subsidiaries which was used for refinancing of current debt maturities and general corporate purposes as described in Note 5 to the condensed consolidated financial statements.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher balances of construction work in progress during the period.
Income Tax Provision
Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our effective tax rates for the three months ended September 30, 2013 and 2012 were 37.0% and 35.6%, respectively. Our effective tax rate in both years exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the Entergy Transaction, offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $3.4 million (net of federal deductibility) during the three months ended September 30, 2013, compared to a state income tax provision of $1.8 million (net of federal deductibility) for the three months ended September 30, 2012.
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
Our effective tax rates for the nine months ended September 30, 2013 and 2012 were 37.8% and 35.5%, respectively. Our effective tax rate in both years exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the Entergy Transaction, offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $8.8 million (net of federal deductibility) during the nine months ended September 30, 2013, compared to a state income tax provision of $4.2 million (net of federal deductibility) for the nine months ended September 30, 2012.
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

•
Fund contributions to our retirement plans, as described in Note 9 to the condensed consolidated financial statements. We expect to contribute up to $1.5 million to these plans during the remainder of 2013. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 11 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2013, we had consolidated indebtedness under our revolving and term loan credit agreements of $474.1 million, with unused capacity under the agreements of $510.9 million. See Note 5 to the condensed consolidated financial statements for a detailed discussion of these agreements and borrowing and repayment activity during the nine months ended September 30, 2013. During the three months ended September 30, 2013, we completed the financings as described below.
On July 3, 2013, ITC Holdings issued $250.0 million aggregate principal amount of its 4.05% Senior Notes, due July 1, 2023 and $300.0 million aggregate principal amount of its 5.30% Senior Notes, due July 1, 2043. The proceeds from these issuances were used to repay its $267.0 million of 5.25% Senior Notes due July 15, 2013, the $200.0 million borrowed under an unsecured, unguaranteed term loan credit agreement entered into in 2012, a portion of the amount borrowed under the 2013 Term Loan and for general corporate purposes.
On July 11, 2013, ITCTransmission entered into a new unsecured, unguaranteed term loan credit agreement, due July 14, 2014, under which ITCTransmission borrowed the maximum of $185.0 million upon entering the agreement to repay its $185.0 million of 4.45% First Mortgage Bonds, Series A, due July 15, 2013. This borrowing was repaid in full as of September 30, 2013.
On August 14, 2013, ITCTransmission issued $285.0 million aggregate principal amount of 4.625% First Mortgage Bonds, Series E, due August 15, 2043. The proceeds from the issuance were used to repay its term loan credit agreement of $185.0 million and $100.0 million outstanding under an intercompany advance agreement between ITCTransmission and ITC Holdings. ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and are secured by a first mortgage lien on substantially all of ITCTransmission’s property.
As of September 30, 2013, we had approximately $210.0 million of debt maturing within one year, which is expected to be refinanced with long-term debt. In addition, for our long-term capital requirements and the funding of the anticipated $700 million recapitalization in connection with the Entergy Transaction, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds, unsecured term loans and revolving credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2012. As of September 30, 2013, we were in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $292.2 million and $258.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $48.9 million and the timing of tax payments, which resulted in lower income taxes paid of $14.4 million during the nine months ended September 30, 2013 compared to the same period in 2012. These increases were partially offset by additional interest payments (net of interest capitalized) of $23.0 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $635.0 million and $643.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment and lower net cash flows associated with the sales and purchases of securities related to our supplemental nonqualified retirement benefit plans during the nine months ended September 30, 2013 compared to the same period in 2012.
Cash Flows From Financing Activities
Net cash provided by financing activities was $367.4 million and $356.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided by financing activities was due primarily to the proceeds of $933.0 million received from the issuance of long-term debt in 2013 as compared to the proceeds of $100.0 million received from the issuance of long-term debt in 2012. This increase was partially offset by the payments of $452.0 million to retire long-term debt at ITC Holdings and ITCTransmission and the net decrease of $366.9 million in amounts outstanding under our revolving and term loan credit agreements during the nine months ended September 30, 2013 compared to the same period in 2012. See Note 5 to the condensed consolidated financial statements for detail on the issuances and retirements of long-term debt.
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

•
The $160.0 million currently borrowed under the ITC Holdings unsecured, unguaranteed term loan credit agreement entered into in February 2013, due December 2013, which repaid outstanding revolving credit borrowings and was used for general corporate purposes;

•
The $100.0 million borrowed under the ITC Great Plains unsecured, unguaranteed term loan credit agreement entered into in May 2013, due November 2014, which repaid outstanding revolving credit borrowings;

•
The issuance of $250.0 million aggregate principal amount of ITC Holdings 4.05% Senior Notes, due 2023 and $300.0 million aggregate principal amount of ITC Holdings 5.30% Senior Notes, due 2043, in July 2013, which together repaid $200.0 million outstanding under an unsecured, unguaranteed term loan credit agreement entered into in 2012 by ITC Holdings and $267.0 million outstanding under its 5.25% Senior Notes due July 2013; and

•
The issuance of $285.0 million aggregate principal amount of ITCTransmission 4.625% First Mortgage Bonds due August 2043, which repaid $185.0 million outstanding under the unsecured, unguaranteed ITCTransmission term loan credit agreement entered into in July 2013 and $100.0 million outstanding under an intercompany advance agreement between ITCTransmission and ITC Holdings.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2012 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,377.0 million at September 30, 2013. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,100.8 million at September 30, 2013. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, at September 30, 2013. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2013 would decrease the fair value of debt by $124.2 million, and a decrease in interest rates of 10% at September 30, 2013 would increase the fair value of debt by $135.6 million at that date.
Revolving and Term Loan Credit Agreements
At September 30, 2013, we had a consolidated total of $474.1 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at September 30, 2013 would increase or decrease the total interest expense by $0.6 million, respectively, for an annual period on a constant borrowing level of $474.1 million.

Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. During the second quarter of 2013, we settled and terminated $250.0 million and $225.0 million of 10-year and 30-year term interest rate swaps, respectively, in conjunction with the Senior Notes issued at ITC Holdings. See Note 5 to the condensed consolidated financial statements.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2012, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with Detroit Edison, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2013.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 2013	958	$92.66	—	—
August 2013	2,117	91.43	—	—
September 2013	2,069	89.62	—	—
Total	5,144	$90.93	—	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)	We do not have a publicly announced share repurchase plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
4.34
First Supplemental Indenture, dated as of July 3, 2013 between ITC Holdings Corp and Wells Fargo Bank, National Association, as trustee (including forms of notes) (filed with Registrant's Form 8-K on July 3, 2013)

4.35
Fifth Supplemental Indenture, dated as of August 7, 2013, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including form of bonds) (filed with Registrant’s Form 8-K on August 16, 2013)

10.119
Term Loan Credit Agreement, dated as of July 11, 2013, among International Transmission Company, various financial institutions, and Barclays Bank PLC, as administrative agent (filed with Registrant's Form 8-K on July 15, 2013)

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
Dated: October 31, 2013

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)