Form 10-K
period 2013-12-31
ITC Holdings Corp.
filed 2014-02-27
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2013 was approximately $4.7 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 21, 2014 was 52,522,301.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2013

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“Green Power Express” are references to Green Power Express LP, an indirect wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company (formerly known as The Detroit Edison Company), a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•
“Entergy Transaction” are references to the transaction whereby the electric transmission business of Entergy was to be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings. The proposed transaction was terminated in December 2013;

•	“FPA” are references to the Federal Power Act;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“ICC” are references to the Illinois Commerce Commission;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“IUB” are references to the Iowa Utilities Board;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

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

EXPLANATORY NOTE

Unless otherwise noted, the share and per share data in this annual report on Form 10-K do not reflect the three-for-one stock split effective February 28, 2014 to shareholders of record on February 18, 2014.

PART I
ITEM 1.    BUSINESS.
Overview
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. ITCTransmission was originally formed in 2001 as a subsidiary of DTE Electric, an electric utility subsidiary of DTE Energy, and was acquired in 2003 by ITC Holdings. METC was originally formed in 2001 as a subsidiary of Consumers Energy, an electric and gas utility subsidiary of CMS Energy Corporation, and was acquired in 2006 by ITC Holdings. ITC Midwest was formed in 2007 by ITC Holdings to acquire the transmission assets of IP&L in December 2007. ITC Great Plains was formed in 2006 by ITC Holdings and became a FERC-jurisdictional entity in 2009 after acquiring certain electric transmission assets in Kansas. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems.
In 2011, Entergy and ITC Holdings executed definitive agreements under which Entergy would divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. On December 13, 2013, ITC Holdings and Entergy mutually agreed to terminate the Entergy Transaction. For further details, refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Project Updates and Other Recent Developments.”
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
Development of Business
We are actively developing transmission infrastructure required to meet reliability needs and energy policy objectives. Our long-term growth plan includes continued investment in current transmission systems, generator interconnections and our ongoing development projects. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our long-term capital investment program totaling $4.2 billion for the period 2012 through 2016 of which $1.7 billion has been invested through December 31, 2013. Refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors — Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease rate base and therefore our revenues and earnings compared to our current expectations. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.”
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

Included in this amount is the Thumb Loop Project located in ITCTransmission’s region, which consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. In September 2013, Phase 1 of the Thumb Loop Project, consisting of 62 miles of 345 kV transmission facilities, was placed into service. We estimate ITCTransmission will invest a total of approximately $510 million in the project which is currently anticipated to be completed in 2015. Through December 31, 2013, ITCTransmission has invested $315.1 million in the Thumb Loop Project.
Based on the anticipated growth of generating resources, we also foresee the need to construct additional transmission facilities that will provide interconnection opportunities for generating facilities. These investments may include, but are not limited to the backbone transmission network, transmission for renewable resources and transmission for interconnection of other generating facilities.
Development Projects
We expect to invest approximately $1.7 billion from 2012 through 2016 to construct various development projects, or portions thereof, that we are currently advancing in the South Central and North Central regions of the country. We are pursuing strategic development opportunities for transmission investments related to upgrading the existing transmission grid and regional transmission facilities, primarily to improve overall grid reliability, reduce transmission constraints, enhance competitive markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources.
South Central Region
The Kansas V-Plan Project, which consists of a transmission line running from the Spearville substation to Medicine Lodge, Kansas, is currently under construction. Through December 31, 2013, ITC Great Plains has invested $179.1 million in the Kansas V-Plan project. We estimate that ITC Great Plains will invest a total of approximately $300 million in its portion of the project, which is currently anticipated to be completed at the end of 2014.
North Central Region
In 2009, we identified a significant regional transmission project, known as the Green Power Express Project, which consisted of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. Several transmission projects that address transmission needs that are similar to various segments of the Green Power Express Project have been approved through the MISO planning process. In December 2011, MISO approved the first portfolio of Multi-Value Projects (“MVPs”) identified through MISO’s Regional Generation Outlet Study (“RGOS”), which includes portions of four MVPs that we will build, own and operate. These four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri.
We continue to explore other opportunities to advance regional transmission projects, including other segments of the Green Power Express Project, through the MISO MVP process.
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
Asset Planning
The Asset Planning group uses detailed system models and load forecasts to develop our system expansion capital plans. Expansion capital plans identify projects that would address potential future reliability issues and/or produce economic savings for customers by eliminating constraints.
The Asset Planning group works closely with MISO and SPP in the development of our system expansion capital plans by performing technical evaluations and detailed studies. As the regional planning authorities, MISO and SPP approve regional system improvement plans which include projects to be constructed by their members, including our Regulated Operating Subsidiaries.
Engineering, Design and Construction
The Engineering, Design and Construction group is responsible for design, equipment specifications, maintenance plans and project engineering for capital, operation and maintenance work. We work with outside contractors to perform various aspects of our engineering, design and construction, but retain internal technical experts who have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems.
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
Real Time Operations
System Operations — From our operations facility in Novi, Michigan, transmission system operators continuously monitor the performance of the transmission systems of our Regulated Operating Subsidiaries, using software and communication systems to perform analysis to plan for contingencies and maintain security and reliability following any unplanned events on the system. Transmission system operators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.
Local Balancing Authority Operator — Under the functional control of MISO, ITCTransmission and METC operate their electric transmission systems as a combined Local Balancing Authority (“LBA”) area, known as the Michigan Electric Coordinated Systems (“MECS”). From our operations facility in Novi, Michigan, our employees perform the LBA functions as outlined in MISO’s Balancing Authority Agreement. These functions include actual interchange data administration and verification and MECS LBA area emergency procedure implementation and coordination. ITC Midwest and ITC Great Plains are not responsible for LBA functions for their respective assets.
Operating Contracts
Our Regulated Operating Subsidiaries have various operating contracts, including numerous interconnection agreements with generation and transmission providers that address terms and conditions of interconnection. The following significant agreements exist at our Regulated Operating Subsidiaries:
ITCTransmission
DTE Electric operates the electric distribution system to which ITCTransmission’s transmission system connects. A set of three operating contracts sets forth the terms and conditions related to DTE Electric’s and ITCTransmission’s ongoing working relationship. These contracts include the following:
Master Operating Agreement. The Master Operating Agreement (the “MOA”), dated as of February 28, 2003, governs the primary day-to-day operational responsibilities of ITCTransmission and DTE Electric and will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals) unless earlier terminated pursuant to its terms. The MOA identifies the control area coordination services that ITCTransmission is obligated to provide to DTE Electric. The MOA also requires DTE Electric to provide certain generation-based support services to ITCTransmission.
Generator Interconnection and Operation Agreement. DTE Electric and ITCTransmission entered into the Generator Interconnection and Operation Agreement (the “GIOA”), dated as of February 28, 2003, in order to establish, re-establish and maintain the direct electricity interconnection of DTE Electric’s electricity generating assets with ITCTransmission’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. Unless otherwise terminated by mutual agreement of the parties (subject to any required FERC approvals), the GIOA will remain in effect until DTE Electric elects to terminate the agreement with respect to a particular unit or until a particular unit ceases commercial operation.
Coordination and Interconnection Agreement. The Coordination and Interconnection Agreement (the “CIA”), dated as of February 28, 2003, governs the rights, obligations and responsibilities of ITCTransmission and DTE Electric regarding, among other things, the operation and interconnection of DTE Electric’s distribution system and ITCTransmission’s transmission system, and the construction of new facilities or modification of existing facilities. Additionally, the CIA allocates costs for operation of supervisory, communications and metering equipment. The CIA will remain in effect until terminated by mutual agreement of the parties (subject to any required FERC approvals).
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
Amended and Restated Distribution-Transmission Interconnection Agreement. The Amended and Restated Distribution-Transmission Interconnection Agreement (the “DT Interconnection Agreement”), dated April 1, 2001 and amended and restated most recently as of March 1, 2013, provides for the interconnection of Consumers Energy’s distribution system with METC’s transmission system and defines the continuing rights, responsibilities and obligations of the parties with respect to the use of certain of their own and the other party’s properties, assets and facilities. METC agrees to provide Consumers Energy interconnection service at agreed-upon interconnection points, and the parties have mutual responsibility for maintaining voltage and compensating for reactive power losses resulting from their respective services. The DT Interconnection Agreement is effective so long as any interconnection point is connected to METC, unless it is terminated earlier by mutual agreement of METC and Consumers Energy.
Amended and Restated Generator Interconnection Agreement. The Amended and Restated Generator Interconnection Agreement (the “Generator Interconnection Agreement”), dated as of April 29, 2002 and amended most recently effective as of July 4, 2013, specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets. The Generator Interconnection Agreement is effective either until it is replaced by any MISO-required contract, or until mutually agreed by METC and Consumers Energy to terminate, but not later than the date that all listed generators cease commercial operation.

ITC Midwest
IP&L operates the electric distribution system to which ITC Midwest’s transmission system connects. ITC Midwest is a party to a number of operating contracts with IP&L that govern the operations and maintenance of its transmission system. These contracts include the following:
Distribution-Transmission Interconnection Agreement. The Distribution-Transmission Interconnection Agreement (the “DTIA”), dated as of December 17, 2007, governs the rights, responsibilities and obligations of ITC Midwest and IP&L, with respect to the use of certain of their own and the other parties’ property, assets and facilities and the construction of new facilities or modification of existing facilities. Additionally, the DTIA sets forth the terms pursuant to which the equipment and facilities and the interconnection equipment of IP&L will continue to connect ITC Midwest’s facilities through which ITC Midwest provides transmission service under the MISO Transmission and Energy Markets Tariff. The DTIA will remain in effect until terminated by mutual agreement by the parties (subject to any required FERC approvals) or as long as any interconnection point of IP&L is connected to ITC Midwest’s facilities, unless modified by written agreement of the parties.
Large Generator Interconnection Agreement. ITC Midwest, IP&L and MISO entered into the Large Generator Interconnection Agreement (the “LGIA”), dated as of December 20, 2007 and amended most recently effective as of August 6, 2013, in order to establish, re-establish and maintain the direct electricity interconnection of IP&L’s electricity generating assets with ITC Midwest’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. The LGIA will remain in effect until terminated by ITC Midwest or until IP&L elects to terminate the agreement if a particular unit ceases commercial operation for three consecutive years.
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
ITC Great Plains
Amended and Restated Maintenance Agreement. Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, and amended June 20, 2013, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to the ITC Great Plains Elm Creek and Flat Ridge Substations, which ITC Great Plains purchased from Mid-Kansas. Also, Mid-Kansas performs field operations and maintenance for ITC Great Plains for the ITC Great Plains assets at Spearville Substation, and for ITC Great Plains’ Spearville - Post Rock and Post Rock - Axtell 345 kV assets. The Mid-Kansas Agreement has an initial term of 10 years and automatic 10-year renewals unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Maintenance Agreement. Midwest Energy, Inc. (“Midwest Energy”) and ITC Great Plains have entered into a maintenance agreement (the “Midwest Energy Agreement”) dated as of June 25, 2012. Pursuant to which Midwest Energy has agreed to perform various field operations and maintenance service related to ITC Great Plains facilities. The Midwest Energy Agreement has an initial term of three years with automatic three-year renewals unless terminated (1) due to a material breach by the non-terminating party following notice and failure to cure or (2) by mutual consent of the parties. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Regulatory Environment
Many regulators and public policy makers support the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption combined with historically inadequate transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the Northeastern and Midwestern United States and Ontario, Canada, the Department of Energy (the “DOE”) established the Office of Electric Transmission and Distribution, focused on working with reliability experts from the power industry, state governments and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing various financial and other incentives.
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
The FERC requires adoption of certain reliability standards by transmission owners and may take enforcement actions for violators, including fines of up to $1.0 million per day. The NERC was assigned the responsibility of developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by the NERC, as well as the standards of applicable regional entities under the NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. Finally, utility holding companies are subject to FERC regulations related to access to books and records and the requirement of the FERC to review and approve mergers and consolidations involving utility holding companies in certain circumstances.
Federal Regulation
As electric transmission companies, our Regulated Operating Subsidiaries are regulated by the FERC. The FERC is an independent regulatory commission within the DOE that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline and the transmission and wholesale sale of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In 1996, in order to facilitate open access transmission for participants in wholesale power markets, the FERC issued Order No. 888. The open access policy promulgated by the FERC in Order No. 888 was upheld in a United States Supreme Court decision State of New York vs. FERC, issued on March 4, 2002. To facilitate open access, among other things, FERC Order No. 888 encouraged investor owned utilities to cede operational control over their transmission systems to ISOs, which are not-for-profit entities.
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
In 2011, the FERC issued Order No. 1000 (“Order 1000”) which amends certain existing transmission planning and cost allocation requirements to ensure that FERC-jurisdictional services are provided at just and reasonable rates and on a basis that is just and reasonable and not unduly discriminatory or preferential. With respect to transmission planning, Order 1000: (1) requires that each public utility transmission provider participate in a regional transmission planning process that produces a regional transmission plan; (2) requires that each public utility transmission provider amend its Open Access Transmission Tariff to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; (3) removes a federal right of first refusal for certain new transmission facilities from FERC-approved tariffs and agreements; and (4) improves coordination between neighboring transmission planning regions for new interregional transmission facilities. MISO and SPP have made multiple compliance filings with the FERC to implement these requirements. Some of the new provisions that were filed have already been approved but others remain under review by the FERC.
Order 1000 could potentially lead to greater competition for certain future transmission projects, including within our current operating areas.
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
We have projects that are eligible for regional cost sharing under Attachment FF of the MISO tariff, such as certain network upgrade projects, and the MVPs, including the Thumb Loop Project. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff including: the Kansas Electric Transmission Authority (“KETA”) Project, which was part of the balanced portfolio of projects approved by SPP, and the Kansas V-Plan Project, which is subject to SPP’s highway/byway cost allocation. Certain of these projects are described in more detail in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments.”
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
ITCTransmission and METC
Michigan
The MPSC has jurisdiction over the siting of certain transmission facilities. Additionally, pursuant to Michigan Public Acts 197 and 198 of 2004, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.
ITCTransmission and METC are also subject to the regulatory oversight of the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources and certain local authorities for compliance with all environmental standards and regulations.
ITC Midwest
Iowa
Iowa Code chapter 478 provides that the IUB has the power of supervision over the construction, operation and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa Code chapter 478 further provides that any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use. A city has the power, pursuant to Iowa Code chapter 364, to grant a franchise to erect, maintain and operate transmission facilities within the city, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.

ITC Midwest also is subject to the regulatory oversight of certain state agencies (including the Iowa Department of Natural Resources) and certain local authorities with respect to the issuance of environmental, highway, railroad and similar permits.
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
ITC Midwest is also subject to the regulatory oversight of the Minnesota Pollution Control Agency, the Minnesota Department of Natural Resources, the MPUC in conjunction with the Department of Commerce and certain local authorities for compliance with applicable environmental standards and regulations.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 23.8%, 24.0% and 27.9%, respectively, of our consolidated billed revenues for the year ended December 31, 2013. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2011 revenue accruals and deferrals and exclude any amounts for the 2013 revenue accruals and deferrals that were included in our 2013 operating revenues, but will not be billed to our customers until 2015. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
Billing
MISO is responsible for billing and collection for the transmission services provided by our MISO Regulated Operating Subsidiaries and independently administers the transmission tariff in the MISO service territory. As the billing agent for our MISO Regulated Operating Subsidiaries, MISO independently bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our MISO Regulated Operating Subsidiaries’ transmission systems.
SPP is responsible for billing and collection for the transmission services provided by ITC Great Plains and independently administers the transmission tariff in the SPP service territory. As the billing agent for ITC Great Plains, SPP independently bills customers on a monthly basis and collects fees for the use of ITC Great Plains’ transmission systems.
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

Employees
As of December 31, 2013, we had 539 employees. We consider our relations with our employees to be good.
Environmental Matters
Our operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities for failing to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent and compliance with those requirements more expensive. We are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material effect on our results of operations, financial position or liquidity.
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
ITEM 1A.     RISK FACTORS.
Risks Related to Our Business
Certain elements of our Regulated Operating Subsidiaries’ formula rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows. We have also made certain commitments to federal and state regulators with respect to, among other things, our rates in connection with acquisitions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based formula rate templates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the formula rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the formula rate templates, the rates of return on the actual equity portion of their respective capital structures, the approved targeted capital structures and the data inputs provided by our Regulated Operating Subsidiaries for calculation of each year’s rate, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative, in a proceeding under Section 206 of the FPA. In addition, end-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make appropriate prospective adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed.
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO transmission owners, including ITCTransmission, METC and ITC Midwest to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base rate of return on equity used in our formula transmission rate from 12.38% to 9.15%, reducing the targeted equity component of our capital structure from 60% to 50% and terminating the return on equity adders currently approved for ITCTransmission and METC. In the event a refund is required upon resolution of the complaint, the joint complainants are seeking a refund effective date as of November 12, 2013. An unfavorable resolution of this complaint could significantly reduce our future revenues and net income and therefore could have a material adverse effect on our future results of operations, cash flows and financial condition.
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
Our Regulated Operating Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease rate base and therefore our revenues and earnings compared to our current expectations. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments.
Each of our Regulated Operating Subsidiaries’ rate base, revenues and earnings are determined in part by additions to property, plant and equipment and when those additions are placed in service. We anticipate making significant capital investments over the next several years which include estimated transmission network upgrades for generator interconnections. The amounts for network upgrades could change significantly due to factors beyond our control, such as changes in the MISO queue for generation projects and whether the generator meets the various criteria of Attachment FF of the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff for the project to qualify as a refundable network upgrade, among other factors. If our Regulated Operating Subsidiaries’ capital investment and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our Regulated Operating Subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.
In addition, we are pursuing broader strategic development investment opportunities for transmission construction related to building regional transmission facilities, interconnections for generating resources and other investment opportunities. The incumbent utilities or other entities with transmission development initiatives may compete with us by deciding to pursue capital projects that we are pursuing. These estimates of potential investment opportunities are based primarily on foreseeable transmission needs and general transmission construction costs, not necessarily on particular project cost estimates.
Any capital investment at our Regulated Operating Subsidiaries or as a result of our broader strategic development initiatives may be lower than expected due to, among other factors, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded and the potential for greater competition. Our ability to engage in construction projects resulting from pursuing these initiatives is subject to significant uncertainties, including the factors discussed above, and will depend on obtaining any necessary regulatory and other approvals for the project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. Therefore, we can provide no assurance as to the actual level of investment we may achieve at our Regulated Operating Subsidiaries or as a result of the broader strategic development initiatives.
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
If amounts billed for transmission service are lower than expected, which could result from lower network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems due to a weak economy, changes in the nature or composition of the transmission assets of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason, the timing of the collection of our revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism in our Regulated Operating Subsidiaries’ formula rate templates. In addition, if the revenue requirements of our Regulated Operating Subsidiaries are higher than expected, due to higher actual expenditures compared to the forecasted expenditures used to develop their billing rates or for any other reason, the timing of the collection of our Regulated Operating Subsidiaries' revenue requirements would likely be delayed until such circumstances are reflected through the true-up mechanism in our Regulated Operating Subsidiaries' expected, formula rate templates. The effect of such under-collection would be to reduce the amount of our available cash resources from what we had expected, until such under-collection is corrected through the true-up mechanism in the formula rate template, which may require us to increase our outstanding indebtedness, thereby reducing our available borrowing capacity, and may require us to pay interest at a rate that exceeds the interest to which we are entitled in connection with the operation of the true-up mechanism.
Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to DTE Electric’s local distribution facilities. DTE Electric accounted for approximately 72.2% of ITCTransmission’s total billed revenues for the year ended December 31, 2013 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. DTE Electric is rated BBB+/stable and A2/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for approximately 75.6% of METC’s total billed revenues for the year ended December 31, 2013 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for approximately 79.1% of ITC Midwest’s total billed revenues for the year ended December 31, 2013 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated A-/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of

2011 revenue accruals and deferrals and exclude any amounts for the 2013 revenue accruals and deferrals that were included in our 2013 operating revenues, but will not be billed to our customers until 2015.
Any material failure by DTE Electric, Consumers Energy or IP&L to make payments for transmission services could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our Regulated Operating Subsidiaries enter into various agreements and arrangements with third parties to provide services for the operation of certain aspects of their businesses, which, if terminated could result in a shortage of a readily available workforce to provide these services. For example, ITC Midwest and IP&L have entered into the Operations Services Agreement For 34.5 kV Transmission Facilities (the “OSA”), under which IP&L performs certain operations functions for ITC Midwest’s 34.5 kV transmission system. The OSA’s term is from January 1, 2011 until December 31, 2015, and by its terms will remain in full force and effect from year to year thereafter until terminated by either party upon not less than one year’s prior written notice to the other party. If the OSA is terminated for any reason, we may face difficulty finding a qualified replacement work force to provide such services, which could have an adverse effect on our ability to carry on our business and on our results of operations.
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

Acts of war, terrorist attacks, cyber attacks, natural disasters, severe weather and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Acts of war, terrorist attacks, cyber attacks, natural disasters, severe weather and other catastrophic events may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Energy related assets, including, for example, our Regulated Operating Subsidiaries’ transmission facilities and DTE Electric’s, Consumers Energy’s and IP&L’s generation and distribution facilities, may be at risk of acts of war, terrorist attacks, and cyber attacks, as well as natural disasters, severe weather and other catastrophic events. In addition to any physical damage caused by such events, cyber attacks targeting our information systems could impair our records, networks, systems and programs, or transmit viruses to other systems. Such events or the threat of such events may increase costs associated with heightened security requirements. In addition, such events or threats may have a material effect on the economy in general and could result in a decline in energy consumption, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Corporate and Financial Structure
ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.
As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the stock and membership interests in our Regulated Operating Subsidiaries and our other subsidiaries. Our only sources of cash to pay dividends to our shareholders are dividends and other payments received by us from time to time from our Regulated Operating Subsidiaries and our other subsidiaries, the proceeds raised from the sale of our debt and equity securities and borrowings under our various credit agreements. Each of our Regulated Operating Subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ shareholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and our other subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. Our Regulated Operating Subsidiaries target a FERC-approved capital structure of 60% equity and 40% debt that may limit the ability of our Regulated Operating Subsidiaries to use net assets for the payment of dividends to ITC Holdings. While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. The payment of dividends is within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors deems relevant.

We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

We have a considerable amount of debt and our consolidated indebtedness includes various debt securities and borrowings which utilize revolving and term loan credit agreements that we rely on as sources of capital and liquidity. This financing strategy can have several important consequences, including, but not limited to, the following:

•
If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	We may need to increase our indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

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

•
Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and investments and pay other expenses planned by us which could adversely affect our business, financial condition, cash flows and results of operations.

We may incur substantial indebtedness in the future. The incurrence of additional indebtedness would increase the risks described above.
Certain provisions in our debt instruments limit our financial and operating flexibility.
Debt instruments on a consolidated basis, including senior notes, secured notes, first mortgage bonds and revolving and term loan credit agreements, contain numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	incur additional indebtedness;

•	engage in sale and lease-back transactions;

•	create liens or other encumbrances;

•	enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•	create and acquire subsidiaries; and

•	pay dividends or make distributions on our stock or on the stock or member capital of our subsidiaries.
Our debt instruments also require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of our debt instruments could result in acceleration of related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.
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
ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 3,000 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 18,200 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 174 stations and substations which either interconnect ITCTransmission’s transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

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

•
station assets, such as transformers and circuit breakers, at approximately 267 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

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
ITC Great Plains owns transmission and related assets including:

•	approximately 190 miles of transmission lines rated at a voltage of 345 kV;

•	approximately 1,171 transmission towers and poles;

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
As of December 31, 2013, there were no liens or encumbrances on the assets of ITC Great Plains.
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
Refer to Notes 4 and 16 to the consolidated financial statements for a description of certain pending legal proceedings, which is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Price and Dividends
Our common stock has traded on the NYSE since July 26, 2005 under the symbol “ITC”. Prior to that time, there was no public market for our stock. As of February 21, 2014, there were approximately 703 shareholders of record of our common stock.
The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2013 and 2012, as reported on the NYSE and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2013	High	Low	Dividends
Quarter ended December 31, 2013	$106.74	$89.77	$0.4250
Quarter ended September 30, 2013	$99.33	$85.80	$0.4250
Quarter ended June 30, 2013	$93.69	$84.72	$0.3775
Quarter ended March 31, 2013	$89.40	$76.61	$0.3775

Year Ended December 31, 2012	High	Low	Dividends
Quarter ended December 31, 2012	$79.75	$74.28	$0.3775
Quarter ended September 30, 2012	$75.87	$69.10	$0.3775
Quarter ended June 30, 2012	$78.86	$66.30	$0.3525
Quarter ended March 31, 2012	$78.51	$71.65	$0.3525
The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by ITC Holdings’ board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the common stock or ownership interests in its subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA and applicable state laws. The debt agreements to which we are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our revolving and term loan credit facilities. Further, each of our subsidiaries is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings.
If and when ITC Holdings pays a dividend on its common stock, pursuant to our special bonus plans for executives and certain non-executive employees, amounts equivalent to the dividend may be paid to the special bonus plan participants, if approved by the compensation committee. We currently expect these amounts to be paid upon the declaration of dividends on ITC Holdings’ common stock.
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares will be distributed on February 28, 2014, to the shareholders of record on February 18, 2014. See further discussion in Note 20 to the consolidated financial statements.
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
Stock Repurchases
The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 2013	721	$96.59	—	—
November 2013	1,076	99.49	—	—
December 2013	2,255	88.51	—	—
Total	4,052	$93.22	—	—
____________________________

(1)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)	As of December 31, 2013, we did not have a publicly announced share repurchase plan.

ITEM 6.     SELECTED FINANCIAL DATA.
The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
OPERATING REVENUES (a)	$941,272	$830,535	$757,397	$696,843	$621,015
OPERATING EXPENSES
Operation and maintenance (b)	112,821	121,941	129,288	126,528	95,730
General and administrative (c) (d)	149,109	112,091	82,790	78,120	69,231
Depreciation and amortization (e)	118,596	106,512	94,981	86,976	85,949
Taxes other than income taxes	65,824	59,701	53,430	48,195	43,905
Other operating (income) and expense — net	(1,139)	(769)	(844)	(297)	(667)
Total operating expenses	445,211	399,476	359,645	339,522	294,148
OPERATING INCOME	496,061	431,059	397,752	357,321	326,867
OTHER EXPENSES (INCOME)
Interest expense	168,319	155,734	146,936	142,553	130,209
Allowance for equity funds used during construction	(30,159)	(23,000)	(16,699)	(13,412)	(13,203)
Loss on extinguishment of debt	—	—	—	—	1,263
Other income	(1,038)	(2,401)	(2,881)	(2,340)	(2,792)
Other expense	6,571	4,218	3,962	2,588	2,918
Total other expenses (income)	143,693	134,551	131,318	129,389	118,395
INCOME BEFORE INCOME TAXES	352,368	296,508	266,434	227,932	208,472
INCOME TAX PROVISION	118,862	108,632	94,749	82,254	77,572
NET INCOME	$233,506	$187,876	$171,685	$145,678	$130,900

Basic earnings per share (f)	$4.46	$3.65	$3.36	$2.89	$2.62
Diluted earnings per share (f)	$4.42	$3.60	$3.31	$2.84	$2.58
Dividends declared per share (f)	$1.605	$1.460	$1.375	$1.310	$1.250

	ITC Holdings and Subsidiaries
	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Cash and cash equivalents	$34,275	$26,187	$58,344	$95,109	$74,853
Working capital (deficit)	(307,841)	(805,085)	(113,939)	69,338	147,335
Property, plant and equipment — net	4,846,526	4,134,579	3,415,823	2,872,277	2,542,064
Goodwill	950,163	950,163	950,163	950,163	950,163
Total assets	6,282,243	5,564,809	4,823,366	4,307,873	4,029,716
Debt:
ITC Holdings	1,881,918	1,689,619	1,459,599	1,459,178	1,458,757
Regulated Operating Subsidiaries	1,730,194	1,457,608	1,185,423	1,037,718	975,641
Total debt	3,612,112	3,147,227	2,645,022	2,496,896	2,434,398
Total stockholders’ equity	$1,613,732	$1,414,855	$1,258,892	$1,117,433	$1,011,523

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
CASH FLOWS DATA:
Capital expenditures	$821,588	$802,763	$556,931	$388,401	$404,514
____________________________

(a)	During 2012, we initially recognized the FERC audit refund liability, which resulted in a reduction in operating revenues of $11.0 million.

(b)
The increase in operation and maintenance expenses in 2010 compared to 2009 were due, in part, to efforts in 2009 to mitigate operation and maintenance expenses to offset the impact of lower network load on cash flows and any potential revenue accrual relating to 2009.

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

(d)
During 2013, 2012 and 2011, we expensed external legal, advisory and financial services fees of $43.1 million, $19.4 million and $7.0 million, respectively, relating to the Entergy Transaction recorded within general and administrative expenses as discussed in Note 17 to the consolidated financial statements.

(e)
In 2010, the FERC accepted a depreciation study filed by ITC Midwest which revised its depreciation rates and the corresponding depreciation expense in 2010. These changes in accounting estimates resulted in lower composite depreciation rates primarily due to the revision of asset service lives and cost of removal values.

(f)	Per share data does not reflect the impact of the three-for-one stock split, which will be effective on February 28, 2014 as discussed in Note 20 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A Risk Factors” and in our other reports filed with the SEC from time to time.
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

Overview
Through our Regulated Operating Subsidiaries, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to upgrade the transmission networks to support new generating resources interconnecting to our transmission systems. We also are pursuing development projects not within our existing systems, which are likewise intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
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
We derive nearly all of our revenues from providing electric transmission service over our Regulated Operating Subsidiaries’ transmission systems to investor-owned utilities such as DTE Electric, Consumers Energy and IP&L, and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems.
Significant recent matters that influenced our financial position and results of operations and cash flows for the year ended December 31, 2013 or may affect future results include:

•
Our capital investment of $844.5 million at our Regulated Operating Subsidiaries ($220.0 million, $176.9 million, $301.9 million and $145.7 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the year ended December 31, 2013, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 8 to the consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2013 and 2012 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year and the interest rates associated with the additional financing required as discussed in Note 8 to the consolidated financial statements;

•
Activities related to the Entergy Transaction, which was terminated in December 2013, for which we expensed external legal, advisory and financial services fees in 2013, 2012 and 2011 as discussed in Note 17 to the consolidated financial statements. The external and internal costs related to the Entergy Transaction were not included as components of revenue requirement as they were incurred at ITC Holdings. Any remaining expenses relating the Entergy Transaction are not expected to be material in 2014; and

•
The rate of return on equity and capital structure complaint filed against all MISO Transmission Owners including our MISO Regulated Operating Subsidiaries as described in Note 4 to the consolidated financial statements.

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

The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2013			2012			2011
			ITC			ITC			ITC
	ITCTransmission	METC	Midwest	ITCTransmission	METC	Midwest	ITCTransmission	METC	Midwest
January	7,593	6,215	2,801	7,264	6,145	2,789	7,326	6,045	2,777
February	7,141	5,846	2,693	6,919	5,754	2,592	7,261	6,058	2,854
March	6,817	5,552	2,587	6,941	5,708	2,443	6,946	5,715	2,520
April	6,566	5,321	2,451	6,403	5,259	2,296	6,483	5,416	2,458
May	8,956	6,490	2,646	8,947	6,459	2,700	10,119	7,239	2,773
June	10,335	7,643	3,099	11,652	8,738	3,388	11,488	8,231	3,403
July	11,694	8,987	3,573	12,180	9,354	3,636	12,321	9,389	3,621
August	10,158	7,809	3,521	11,081	8,508	3,445	11,158	8,538	3,614
September	11,047	8,169	3,430	9,094	7,349	3,443	11,288	7,966	3,466
October	7,562	5,481	2,670	6,566	5,429	2,539	6,642	5,479	2,559
November	6,943	5,948	2,713	7,022	5,829	2,631	7,101	6,061	2,556
December	7,651	6,220	2,891	7,230	5,928	2,645	7,206	6,071	2,734
Total	102,463	79,681	35,075	101,299	80,460	34,547	105,339	82,208	35,335
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

The following table presents the network transmission rates (per kW/month) for our MISO Regulated Operating Subsidiaries as posted by MISO that are relevant to our cash flows since January 1, 2011:

Network Transmission Rate	ITCTransmission	METC	ITC Midwest
January 1, 2011 to December 31, 2011	$2.495	$2.331	$6.694
January 1, 2012 to December 31, 2012	$2.188	$2.409	$6.797
January 1, 2013 to December 31, 2013	$2.147	$2.5263	$7.805
January 1, 2014 to December 31, 2014	$2.305	$2.781	$8.795
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month and therefore peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
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
Projected rate base is multiplied by the projected weighted average cost of capital to determine the projected allowed return on rate base. The weighted average cost of capital is calculated using a projected 13-month average capital structure, the forecasted pre-tax cost of the debt portion of the capital structure and a FERC-approved return of 13.88%, 13.38% and 12.38% for ITCTransmission, METC and ITC Midwest, respectively, on the common equity portion of the capital structure.
Step Two — Calculate Projected Gross Revenue Requirement
The projected gross revenue requirement is calculated beginning with the projected allowed return on rate base, as calculated in Step One above, and adding projected recoverable operating expenses and an allowance for income taxes, depreciation and amortization.
Step Three — Calculate Projected Net Revenue Requirement
After calculating the projected gross revenue requirement in Step Two above, the 2014 projected gross revenue requirement is adjusted for any 2012 true-up adjustment and is reduced for certain revenues received other than network revenues, such as projected point-to-point, regional cost sharing revenues and rental revenues to arrive at our projected net revenue requirement.
Illustration of Formula Rate Setting
Set forth below is a simplified illustration of the calculation of ITCTransmission’s projected net revenue requirement as well as its component of the joint zone network transmission rate for billing purposes under its formula rate setting mechanism for the period from January 1, 2014 through December 31, 2014, that was based primarily upon projections of ITCTransmission’s 2014 FERC Form No. 1 data. Amounts below are approximations of the amounts used to establish ITCTransmission’s 2014 projected net revenue requirement.

Line	Item	Instructions	Amount
1	Projected rate base		$1,379,630,000
2	Multiply by projected 13-month weighted average cost of capital (a)		10.297%
3	Projected allowed return on rate base	(Line 1 x Line 2)	$142,060,501
4	Projected recoverable operating expenses for 2014		$61,666,000
5	Projected taxes and depreciation and amortization for 2014		$167,751,000
6	Projected gross revenue requirements for 2014	(Line 3 + Line 4 + Line 5)	$371,477,501
7	Less projected revenue credits for 2014		$(112,971,000)
8	Plus/(less) 2012 true-up adjustment		$(21,346,000)
9	Projected net revenue requirement for 2014	(Line 6 + Line 7 + Line 8)	$237,160,501
10	Projected average monthly 2014 network load (in kW)		8,573,000
11	Annual component of the joint zone network transmission rate	(Line 9 divided by Line 10)	$27.664
12	Monthly component of the joint zone network transmission rate ($/kW per month)	(Line 11 divided by 12 months)	$2.305
____________________________

(a)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
	Percentage of		Average
	ITCTransmission’s		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	4.92% (Pre-tax) =	1.969%
Equity	60.00%	13.88% (After tax) =	8.328%
	100.00%		10.297%

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

		Actual Capital	Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the	Investment for the
	Investment Program	Year Ended	Years Ended December 31,	Year Ending
Source of Investment	2012-2016 (a)	December 31, 2013 (b)	2012 and 2013 (b)	December 31, 2014 (a)
(In millions)
ITCTransmission (c)	$739	$220.0	$451.2	$250 — 285
METC	581	176.9	325.9	130 — 150
ITC Midwest	1,128	301.9	645.2	255 — 290
ITC Great Plains (d)	343	145.7	242.0	95 — 115
Development (e)	1,390	—	—	—
Total	$4,181	$844.5	$1,664.3	$730 — 840
____________________________

(a)
The forecasted investments in property, plant and equipment do not reflect any potential modifications resulting from the recently issued FERC order indicating that the use of Attachment FF for ITC Midwest was no longer just and reasonable as discussed in Note 4 to the consolidated financial statements under “Complaint of IP&L.” We do not anticipate a material impact on our long-term capital investment plan as a result of this order.

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

(e)
The long-term capital investment program includes expenditures to construct various development projects, including our portions of the four MISO MVPs as discussed under “Capital Project Updates and Other Recent Developments — North Central Region Development.” However, actual capital investments associated with our portions of the MISO MVPs are included in ITC Midwest’s actual capital investment through December 31, 2013 as ITC Midwest will construct, own and operate such projects.

Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings, including the Attachment FF policy changes for ITC Midwest described in Note 4 to the consolidated financial statements under “Complaint of IP&L” and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects, the generator’s potential failure to meet the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, and other factors beyond our control.
Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. In September 2013, Phase 1 of the Thumb Loop Project, consisting of 62 miles of 345 kV transmission facilities, was placed into service. Through December 31, 2013, ITCTransmission has invested $315.1 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million in the project, which is currently anticipated to be completed in 2015.
ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120 mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012 and through December 31, 2013, ITC Great Plains has invested $179.1 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million in its portion of the project, which is currently anticipated to be completed by the end of 2014.
Regulatory Assets
As of December 31, 2013, we have recorded approximately $13.9 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the KETA and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates.
Development Bonuses
During 2013, 2012 and 2011, we recognized general and administrative expenses of $3.4 million, $2.9 million and $1.2 million, respectively, for bonuses for the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses would be authorized and awarded for these or other development projects.

North Central Region Development
In 2009, we announced the Green Power Express project, which consisted of transmission line segments that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy. After the announcement of the Green Power Express project, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure and implemented its Multi-Value Project cost allocation methodology. MISO’s RGOS and MVP processes provide a channel for segments of the Green Power Express project, to move forward through the planning approval process as MVPs. In December 2011, MISO approved the first portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we will construct, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri.
Entergy Transaction
In 2011, Entergy and ITC Holdings executed definitive agreements under which Entergy would divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Completion of the transaction was subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators. On December 10, 2013, the Mississippi Public Service Commission issued an order denying permission to transfer ownership and control of Entergy Mississippi Inc.’s transmission assets to a subsidiary of ITC Holdings. On December 13, 2013, ITC Holdings and Entergy mutually agreed to terminate the Entergy Transaction.
Rate of Return on Equity and Capital Structure Complaint
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO transmission owners, including ITCTransmission, METC and ITC Midwest to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base rate of return on equity used in our formula transmission rate from 12.38% to 9.15%, reducing the targeted equity component of our capital structure from 60% to 50% and terminating the return on equity adders currently approved for ITCTransmission and METC. In the event a refund is required upon resolution of the complaint, the joint complainants are seeking a refund effective date as of November 12, 2013.
We believe that the return on equity along with adders and approved capital structure encourage transmission investment and offset the burdens associated with maintaining the independent transmission business model and RTO membership. ITCTransmission, METC and ITC Midwest recently filed responses that seek dismissal of the complaint for its failure to satisfy the requirements of the FERC’s Rule 206, or deny it on the merits, with prejudice, and we intend to vigorously defend the use of the current return on equity, the use of the current capital structures targeting 60% equity and defend continued use of the approved equity adders for RTO membership and independence.
As of December 31, 2013, the MISO Regulated Operating Subsidiaries had a total of approximately $2.4 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized base return on equity would reduce annual consolidated net income by approximately $2.4 million. We cannot at this time predict the ultimate outcome of this proceeding or the estimated impact on the MISO Regulated Operating Subsidiaries respective results of operations, cash flows and financial condition.
An unfavorable resolution of this complaint, however, could have a material impact on our future results of operations, cash flows and financial condition. For further details, see Note 4 of the consolidated financial statements.
Stock Split
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares will be distributed on February 28, 2014, to the shareholders of record on February 18, 2014. See further discussion in Note 20 to the consolidated financial statements.

Significant Components of Results of Operations
Revenues
We derive nearly all of our revenues from providing transmission, scheduling, control and dispatch services and other related services over our Regulated Operating Subsidiaries’ transmission systems to DTE Electric, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. Revenues for our transmission services take the form of network revenues, point-to-point revenues and regional cost sharing revenues. MISO and SPP are responsible for billing and collection of transmission services. As the billing agent for our Regulated Operating Subsidiaries, MISO and SPP collect fees for the use of our transmission systems, invoicing DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis.
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
Scheduling, Control and Dispatch Revenues are allocated to our MISO Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the transmission system. Such services include monitoring of reliability data, current and next day analysis, implementation of emergency procedures and outage coordination and switching. Beginning in 2013, certain scheduling, control and dispatch revenues are subject to a true-up mechanism at our MISO Regulated Operating Subsidiaries that ensures that our MISO Regulated Operating Subsidiaries recover their allowed costs.

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
Operation expenses include activities related to control area operations, which involve balancing loads and generation and transmission system operations activities, including monitoring the status of our transmission lines and stations. Rental expenses relating to land easements, including METC’s Easement Agreement, are also recorded within operation expenses.
Maintenance expenses include preventive or planned maintenance, such as vegetation management, tower painting and equipment inspections, as well as reactive maintenance for equipment failures.
General and Administrative Expenses consist primarily of costs for personnel in our legal, information technology, finance, regulatory and human resources organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, audit and information technology services. Professional advisory and consulting services related to the terminated Entergy Transaction, as discussed in Note 17 to the consolidated financial statements, are also included in general and administrative expenses. We capitalize portions of certain general and administrative expenses such as compensation, office rent, utilities and information technology to property, plant and equipment.
Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory and intangible assets. We capitalize a portion of the depreciation expense for vehicles and equipment used in our construction activities to property, plant and equipment.
Taxes other than Income Taxes consist primarily of property taxes and payroll taxes.
Other items of income or expense
Interest Expense consists primarily of interest on debt at ITC Holdings and our Regulated Operating Subsidiaries. Additionally, the amortization of debt financing expenses is recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and is a reduction to interest expense. The amortization of gains and losses on settled and terminated derivative financial instruments is also recorded to interest expense.
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
Income tax provision
Income tax provision consists of federal and state income taxes.

Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In thousands)	2013	2012	(Decrease)	(Decrease)	2011	(Decrease)	(Decrease)
OPERATING REVENUES	$941,272	$830,535	$110,737	13.3%	$757,397	$73,138	9.7%
OPERATING EXPENSES
Operation and maintenance	112,821	121,941	(9,120)	(7.5)%	129,288	(7,347)	(5.7)%
General and administrative	149,109	112,091	37,018	33.0%	82,790	29,301	35.4%
Depreciation and amortization	118,596	106,512	12,084	11.3%	94,981	11,531	12.1%
Taxes other than income taxes	65,824	59,701	6,123	10.3%	53,430	6,271	11.7%
Other operating (income) and expenses — net	(1,139)	(769)	(370)	48.1%	(844)	75	(8.9)%
Total operating expenses	445,211	399,476	45,735	11.4%	359,645	39,831	11.1%
OPERATING INCOME	496,061	431,059	65,002	15.1%	397,752	33,307	8.4%
OTHER EXPENSES (INCOME)
Interest expense	168,319	155,734	12,585	8.1%	146,936	8,798	6.0%
Allowance for equity funds used during construction	(30,159)	(23,000)	(7,159)	31.1%	(16,699)	(6,301)	37.7%
Other income	(1,038)	(2,401)	1,363	(56.8)%	(2,881)	480	(16.7)%
Other expense	6,571	4,218	2,353	55.8%	3,962	256	6.5%
Total other expenses (income)	143,693	134,551	9,142	6.8%	131,318	3,233	2.5%
INCOME BEFORE INCOME TAXES	352,368	296,508	55,860	18.8%	266,434	30,074	11.3%
INCOME TAX PROVISION	118,862	108,632	10,230	9.4%	94,749	13,883	14.7%
NET INCOME	$233,506	$187,876	$45,630	24.3%	$171,685	$16,191	9.4%
Operating Revenues
Year ended December 31, 2013 compared to year ended December 31, 2012
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2013		2012		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues	$726,161	77.1%	$669,048	80.6%	$57,113	8.5%
Regional cost sharing revenues	177,364	18.8%	122,626	14.8%	54,738	44.6%
Point-to-point	17,312	1.8%	17,439	2.1%	(127)	(0.7)%
Scheduling, control and dispatch	12,226	1.3%	15,077	1.8%	(2,851)	(18.9)%
Other	8,209	1.0%	6,345	0.7%	1,864	29.4%
Total	$941,272	100.0%	$830,535	100.0%	$110,737	13.3%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2013 as compared to the same period in 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service in 2013 and lower revenues in 2012 resulting from the initial recognition of the FERC audit refund as described in Note 16 to the consolidated financial statements.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service.
Scheduling, control and dispatch revenues decreased due primarily to the true-up mechanism initially implemented in 2013.

Operating revenues for the year ended December 31, 2013 include the network, regional cost sharing and scheduling, control and dispatch revenue accruals (deferrals) as calculated below:

						Total
					ITC Great	Net Revenue
Line	Item	ITCTransmission	METC	ITC Midwest	Plains	Deferrals
(In thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$241,641	$204,504	$274,269	$5,747
2	Network revenues billed (b)	245,504	212,129	283,779	5,731
3	Network revenue accruals (deferrals) (line 1 — line 2)	(3,863)	(7,625)	(9,510)	16
4	Regional cost sharing revenue deferrals (c)	(1,575)	(4,364)	(2,348)	(86)
5	Scheduling, control and dispatch revenue deferrals (d)	(1,102)	(1,146)	(1,179)	—
6	Total net revenue deferral (line 3 + line 4)	$(6,540)	$(13,135)	$(13,037)	$(70)	$(32,782)
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

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2013 of $2.147 per kW/month, $2.5263 per kW/month and $7.805 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2011 true-up adjustments. The rates for 2013 include amounts for the collection and refund of the 2011 revenue accruals and deferrals and related accrued interest, but the revenues billed in 2013 associated with the 2011 revenue accruals and deferrals are not included in these amounts. On August 29, 2013, ITCTransmission’s projected network rate of $2.305 per kW/month and METC’s projected network rate of $2.781 per kW/month, in each case for the period from January 1, 2014 through December 31, 2014, were posted by MISO. ITC Midwest’s projected network rate of $8.795 per kW/month for the period from January 1, 2014 through December 31, 2014 was posted by MISO on November 26, 2013. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement and include amounts for the collection and refund of the 2011 revenue accruals and deferrals and related accrued interest. ITC Great Plains' projected revenue requirement of $56.8 million for the period from January 1, 2014 through December 31, 2014 was posted by SPP on August 29, 2013.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals or deferrals associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

(d)
Beginning in 2013, a significant portion of our MISO Regulated Operating Subsidiaries’ scheduling, control and dispatch revenues are subject to a separate true-up mechanism whereby our MISO Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The related revenue accruals and deferrals associated with the MISO Regulated Operating Subsidiaries’ scheduling, control and dispatch revenues are included in the scheduling, control and dispatch revenue amounts.

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
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2012 as compared to the same period in 2011. Higher net revenue requirements were due primarily to higher rate base associated with higher balances of property, plant and equipment in-service and higher recoverable expenses due to higher operating expenses, partially offset by the final monthly recognition in January through May 2011 of the ITCTransmission rate freeze revenue deferral and the initial recognition of the FERC audit refund totaling $11.0 million during 2012 as discussed in Note 16 to the consolidated financial statements under “Commitments and Contingent Liabilities — FERC Audit of ITC Midwest.”
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

Operating Expenses
Operation and maintenance expenses
Year ended December 31, 2013 compared to year ended December 31, 2012
Operation and maintenance expenses decreased due to lower vegetation management requirements of $4.8 million, lower NERC compliance activities associated with surveying transmission overhead lines of $2.8 million and lower expenses associated with overhead line maintenance activities of $1.5 million.
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
General and administrative expenses
Year ended December 31, 2013 compared to year ended December 31, 2012
General and administrative expenses increased by $23.7 million due to higher legal, advisory and financial services fees for the Entergy Transaction, $6.7 million due to higher compensation-related expenses primarily for personnel additions and $3.2 million due to an increase in other professional services such as legal, advisory and financial services fees.
Year ended December 31, 2012 compared to year ended December 31, 2011
General and administrative expenses increased by $12.3 million due to higher legal, advisory and financial services fees for the Entergy Transaction, $8.7 million due to higher compensation-related expenses primarily for personnel additions and increases in bonuses earned in 2012 such as those described above under “Capital Project Updates and Other Recent Developments — Development Bonuses”, $2.6 million due to general business expenses primarily due to information technology support, $2.1 million due to the recognition of the Kansas V-Plan Project regulatory asset which reduced expenses in 2011 and did not occur in 2012, $2.1 million due to an increase in other professional services such as legal, advisory and financial services fees and $1.4 million due to increases in general facilities expenses.
Depreciation and amortization expenses
Year ended December 31, 2013 compared to year ended December 31, 2012
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Year ended December 31, 2012 compared to year ended December 31, 2011
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Year ended December 31, 2013 compared to year ended December 31, 2012
Taxes other than income taxes increased due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2012 capital additions, which are included in the assessments for 2013 property taxes.

Year ended December 31, 2012 compared to year ended December 31, 2011
Taxes other than income taxes increased due to higher property tax expenses primarily due to our MISO Regulated Operating Subsidiaries’ 2011 capital additions, which are included in the assessments for 2012 property taxes.
Other expenses (income)
Year ended December 31, 2013 compared to year ended December 31, 2012
Interest expense increased primarily due to interest associated with the long-term debt issuances at ITC Holdings and the Regulated Operating Subsidiaries which were used for refinancing of current debt maturities and general corporate purposes as described in Note 8 to the consolidated financial statements.
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher balances of construction work in progress during the period.
Other income decreased and other expense increased primarily due to the gain recognized in other income for the investments held for the supplemental benefit plans in 2012 and the loss recognized in other expense for such investments in 2013. See further discussion in Note 11 to the consolidated financial statements.
Year ended December 31, 2012 compared to year ended December 31, 2011
Interest expense increased due primarily to an increase in borrowing levels under our revolving and term loan credit agreements.
AFUDC equity increased due primarily to higher balances of construction work in progress during the period.
Income Tax Provision
Year ended December 31, 2013 compared to year ended December 31, 2012
Our effective tax rates for the years ended December 31, 2013 and 2012 are 33.7% and 36.6%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Additionally, during the fourth quarter of 2013, due to the cancellation of the Entergy Transaction, we recognized tax benefits for expenses that were previously deemed non-deductible for tax purposes, including a decrease to the tax provision of $5.6 million for expenses that were incurred in 2012 and 2011.
Year ended December 31, 2012 compared to year ended December 31, 2011
Our effective tax rates for the years ended December 31, 2012 and 2011 are 36.6% and 35.6%, respectively. Our effective tax rate in both years exceeded our 35% statutory federal income tax rate due primarily to state income taxes and expenses relating to the Entergy Transaction that were deemed non-deductible for tax purposes in 2012 and 2011, partially offset by the tax effects of AFUDC equity. We recorded a state income tax provision of $6.2 million (net of federal deductibility) during the year ended December 31, 2012, compared to a state income tax provision of $3.8 million (net of federal deductibility) for the year ended December 31, 2011. Included in the state income tax provision recorded during the year ended December 31, 2011 is the effect of the Michigan tax law change as discussed in Note 10 to the consolidated financial statements, which reduced the income tax provision by $4.6 million.
Liquidity and Capital Resources
We expect to maintain our approach to fund our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents and amounts available under our revolving and term loan credit agreements (the terms of which are described in Note 8 to the consolidated financial statements). In addition, consistent with previous periods, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. Also, as market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

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

•
Fund contributions to our retirement plans, as described in Note 11 to the consolidated financial statements. We expect to contribute up to $11.6 million to these plans in 2014. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determinations relating to the regulatory matters or contingencies described in Notes 4 and 16 to the consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have in addition to the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As of December 31, 2013, we had consolidated indebtedness under our revolving and term loan credit agreements of $511.2 million, with unused capacity under the agreements of $513.8 million. See Note 8 to the consolidated financial statements for a detailed discussion of these agreements and borrowing and repayment activity during the years ended December 31, 2013 and 2012.
As of December 31, 2013, we have approximately $200.0 million of debt maturing within one year, which is likely to be refinanced with long-term debt. In addition, for our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services (a)	Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB+	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	Unsecured Credit Facility	A-	Baa1
____________________________

(a)
On December 6, 2013, Standard and Poor’s Ratings Services upgraded the senior unsecured credit ratings of ITC Holdings and ITC Great Plains and reaffirmed the secured credit ratings of ITCTransmission, METC and ITC Midwest. All of the ratings have a stable outlook.

(b)	On January 30, 2014, Moody’s Investor Service, Inc. reaffirmed the credit ratings for ITC Holdings and the operating subsidiaries. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 8 to the consolidated financial statements. As of December 31, 2013, we were in compliance with all debt covenants and in the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.

Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$233,506	$187,876	171,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	118,596	106,512	94,981
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	(11,972)	(13,052)	56,944
Deferred income tax expense	76,703	67,285	30,797
Tax benefit for excess tax deductions of share-based compensation	(4,302)	(23,022)	(28,114)
Other	36,665	1,924	54,623
Net cash provided by operating activities	449,196	327,523	380,916
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(821,588)	(802,763)	(556,931)
Other	(4,700)	(6,298)	(3,264)
Net cash used in investing activities	(826,288)	(809,061)	(560,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving and term loan credit agreements)	464,425	501,740	147,660
Issuance of common stock	10,042	14,189	18,993
Dividends on common stock	(84,129)	(75,153)	(70,363)
Refundable deposits from and repayments to generators for transmission network upgrades — net	(5,955)	(4,943)	28,792
Tax benefit for excess tax deductions of share-based compensation	4,302	23,022	28,114
Other	(3,505)	(9,474)	(10,682)
Net cash provided by financing activities	385,180	449,381	142,514
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,088	(32,157)	(36,765)
CASH AND CASH EQUIVALENTS — Beginning of period	26,187	58,344	95,109
CASH AND CASH EQUIVALENTS — End of period	$34,275	$26,187	58,344
Cash Flows From Operating Activities
Year ended December 31, 2013 compared to year ended December 31, 2012
Net cash provided by operating activities increased $121.7 million in 2013 compared to 2012. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $81.6 million and the timing of tax payments, which resulted in lower income taxes paid of $21.1 million during 2013 compared to 2012. Additionally, there was a decrease of $18.7 million in the recognized reductions of federal and state income tax liabilities related to tax benefits for excess tax deductions of share-based compensation in 2013 as compared to 2012. These tax benefits are reflected as financing cash inflows.
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

Cash Flows From Investing Activities
Year ended December 31, 2013 compared to year ended December 31, 2012
Net cash used in investing activities increased $17.2 million in 2013 compared to 2012. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment during 2013 as we executed our capital investment plan described above under “— Overview — Capital Investment and Operating Results Trends.”
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
Cash Flows From Financing Activities
Year ended December 31, 2013 compared to year ended December 31, 2012
Net cash provided by financing activities decreased $64.2 million in 2013 compared to 2012. The decrease in cash provided by financing activities was due primarily to the payments of $452.0 million to retire long-term debt at ITC Holdings and ITCTransmission and the net decrease of $343.3 million in amounts outstanding under our revolving and term loan credit agreements during 2013 compared to 2012. Additionally, there was a decrease of $18.7 million in the recognized reductions of federal and state income tax liabilities related to tax benefits for excess tax deductions of share-based compensation in 2013 as compared to 2012. These decreases were partially offset by the proceeds of $933.0 million received from the issuance of long-term debt in 2013 as compared to the proceeds of $175.0 million received from the issuance of long-term debt in 2012. See Note 8 to the consolidated financial statements for detail on the issuances and retirements of long-term debt.
Year ended December 31, 2012 compared to year ended December 31, 2011
Net cash provided by financing activities increased $306.9 million in 2012 compared to 2011. The increase in cash provided by financing activities was due primarily to the proceeds of $175.0 million received from the issuance of METC 3.98% Senior Secured Notes and ITC Midwest’s 3.50% First Mortgage Bonds, Series E and the net increase of $179.1 million in amounts outstanding under our revolving and term loan credit agreements. These increases were partially offset by higher net payments of $33.7 million associated with refundable deposits for transmission network upgrades.

Contractual Obligations
The following table details our contractual obligations as of December 31, 2013:

		Less Than	1-3	4-5	More Than
(In thousands)	Total	1 Year	Years	Years	5 Years
Debt:
ITC Holdings Senior Notes	$1,745,000	$50,000	$305,000	$385,000	$1,005,000
ITC Holdings term loan credit agreement	140,000	—	140,000	—	—
ITCTransmission First Mortgage Bonds	485,000	—	—	100,000	385,000
ITCTransmission revolving credit agreement	41,100	—	41,100	—	—
METC Senior Secured Notes	350,000	50,000	175,000	—	125,000
METC revolving credit agreement	67,200	—	67,200	—	—
ITC Midwest First Mortgage Bonds	525,000	—	40,000	—	485,000
ITC Midwest revolving credit agreement	111,000	—	111,000	—	—
ITC Great Plains revolving credit agreement	51,900	—	51,900	—	—
ITC Great Plains term loan credit agreement	100,000	100,000	—	—	—
Interest payments:
ITC Holdings Senior Notes	1,151,479	96,843	264,369	108,504	681,763
ITCTransmission First Mortgage Bonds	551,177	25,056	75,169	40,051	410,901
METC Senior Secured Notes	183,059	19,063	26,891	11,610	125,495
ITC Midwest First Mortgage Bonds	479,451	27,196	73,335	44,604	334,316
Operating leases	1,294	604	595	95	—
Purchase obligations	100,170	100,170	—	—	—
Regulatory liabilities — revenue deferrals, including accrued interest	69,567	33,120	36,447	—	—
Regulatory liabilities — FERC audit refund, including accrued interest	13,067	13,067	—	—	—
METC Easement Agreement	369,761	10,041	30,123	20,082	309,515
Total obligations	$6,535,225	$525,160	$1,438,129	$709,946	$3,861,990
Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2013. We also expect to pay interest and commitment fees under our variable-rate revolving and term loan credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2013, we paid $9.0 million of interest and commitment fees under our revolving and term loan credit agreements.
Purchase obligations represent commitments for materials, services and equipment that had not been received as of December 31, 2013, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times.
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
The regulatory liabilities — FERC audit refund, including accrued interest, represents the refund and related interest as a result of the FERC audit of ITC Midwest as discussed in Note 16 to the consolidated financial statements.
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
The contractual obligations table above excludes certain items, including certain long-term liabilities, due to uncertainty related to the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid for pension and other postretirement obligations, to settle regulatory liabilities related to asset removal costs and liabilities to refund deposits from generators for transmission network upgrades recorded in other current and long term liabilities are not known with certainty. As a result, cash obligations for these items are excluded from the contractual obligations table above.
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
Regulation
Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the Financial Accounting Standards Board (“FASB”) for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of the guidance for accounting for the effects of certain types of regulations. If we were to discontinue the application of this guidance on our Regulated Operating Subsidiaries’ operations, we may be required to record losses of $188.4 million relating to the regulatory assets at December 31, 2013 that are described in Note 5 to the consolidated financial statements. We also may be required to record losses of $49.3 million relating to intangible assets at December 31, 2013 that are described in Note 6 to the consolidated financial statements. Additionally, we may be required to record gains of $153.2 million relating to regulatory liabilities at December 31, 2013, primarily for asset removal costs that have been accrued in advance of incurring these costs.
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

The true-up mechanism under our formula rates meet the requirements in the Accounting Standards Codification for accounting for rate-regulated utilities and the effects of certain alternative revenue programs. Accordingly, revenue is recognized during each reporting period based on actual revenue requirements calculated using the cost-based formula rate. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the formula rates. See Note 4 to the consolidated financial statements for the regulatory assets and liabilities recorded at our Regulated Operating Subsidiaries’ as a result of the formula rate revenue accruals and deferrals.
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
As of December 31, 2013 and 2012, consolidated goodwill totaled $950.2 million. We completed our annual goodwill impairment test by performing a qualitative analysis for ITCTransmission, METC and ITC Midwest as of October 1, 2013 and determined that no impairment exists. There were no events subsequent to October 1, 2013 that indicated impairment of our goodwill. We do not believe there is a material risk of our goodwill being impaired in the near term at ITCTransmission, METC or ITC Midwest.
Contingent Obligations
We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax and other risks. We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements. These events or conditions include, without limitation, the following:

•
Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes and other environmental matters.

•	Changes in existing federal income tax laws or Internal Revenue Service regulations.

•	Identification and evaluation of lawsuits or complaints in which we may be or have been named as a defendant.

•	Resolution or progression of existing matters through the legislative process, the courts, the FERC, the NERC, the Internal Revenue Service, or the Environmental Protection Agency.
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
Pension and Postretirement Costs
We sponsor certain post-employment benefits for our employees, which include retirement plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these post-employment plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rate, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA rated zero coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our post-employment plans. For our rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes, in determining the expected long-term return on plan assets. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,299.0 million at December 31, 2013. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,100.9 million at December 31, 2013. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, at December 31, 2013. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2013 would decrease the fair value of debt by $125.2 million, and a decrease in interest rates of 10% at December 31, 2013 would increase the fair value of debt by $137.0 million at that date.
Revolving and Term Loan Credit Agreements
At December 31, 2013, we had a consolidated total of $511.2 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at December 31, 2013 would increase or decrease the total interest expense by $0.7 million, respectively, for an annual period on a constant borrowing level of $511.2 million.

Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In June 2013, we settled and terminated $250.0 million and $225.0 million of 10-year and 30-year term interest rate swaps, respectively, in conjunction with the Senior Notes issued at ITC Holdings as described in Note 8 to the consolidated financial statements. As of December 31, 2013, we are not party to any derivative financial instruments.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for 23.8%, 24.0% and 27.9%, respectively, or $221.0 million, $222.5 million and $259.4 million, respectively, of our consolidated billed revenues for 2013. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2011 revenue accruals and deferrals and exclude any amounts for the 2013 revenue accruals and deferrals that were included in our 2013 operating revenues, but will not be billed to our customers until 2015. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
Novi, Michigan
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
Novi, Michigan
We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 27, 2014

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$34,275	$26,187
Accounts receivable	89,348	72,192
Inventory	31,986	37,357
Deferred income taxes	17,225	23,014
Regulatory assets — revenue accruals, including accrued interest	6,334	7,489
Prepaid and other current assets	12,370	31,987
Total current assets	191,538	198,226
Property, plant and equipment (net of accumulated depreciation and amortization of $1,330,094 and $1,269,810, respectively)	4,846,526	4,134,579
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $21,616 and $18,397, respectively)	49,328	48,492
Other regulatory assets	179,068	180,378
Deferred financing fees (net of accumulated amortization of $15,261 and $17,838, respectively)	25,585	19,293
Other	40,035	33,678
Total other assets	1,244,179	1,232,004
TOTAL ASSETS	$6,282,243	$5,564,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,145	$123,022
Accrued payroll	21,930	20,740
Accrued interest	53,049	44,708
Accrued taxes	29,805	28,117
Regulatory liabilities — revenue deferrals, including accrued interest	33,120	53,763
Refundable deposits from generators for transmission network upgrades	23,283	40,745
Debt maturing within one year	200,000	651,929
Other	27,047	40,287
Total current liabilities	499,379	1,003,311
Accrued pension and postretirement liabilities	53,704	53,243
Deferred income taxes	562,938	460,072
Regulatory liabilities — revenue deferrals, including accrued interest	36,447	28,613
Regulatory liabilities — accrued asset removal costs	67,571	75,477
Refundable deposits from generators for transmission network upgrades	19,328	7,623
Other	17,032	26,317
Long-term debt	3,412,112	2,495,298
Commitments and contingent liabilities (Notes 4 and 16)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,500,265 and 52,248,514 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,014,435	989,334
Retained earnings	592,970	443,569
Accumulated other comprehensive income (loss)	6,327	(18,048)
Total stockholders’ equity	1,613,732	1,414,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,282,243	$5,564,809
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011
OPERATING REVENUES	$941,272	$830,535	$757,397
OPERATING EXPENSES
Operation and maintenance	112,821	121,941	129,288
General and administrative	149,109	112,091	82,790
Depreciation and amortization	118,596	106,512	94,981
Taxes other than income taxes	65,824	59,701	53,430
Other operating (income) and expense — net	(1,139)	(769)	(844)
Total operating expenses	445,211	399,476	359,645
OPERATING INCOME	496,061	431,059	397,752
OTHER EXPENSES (INCOME)
Interest expense — net	168,319	155,734	146,936
Allowance for equity funds used during construction	(30,159)	(23,000)	(16,699)
Other income	(1,038)	(2,401)	(2,881)
Other expense	6,571	4,218	3,962
Total other expenses (income)	143,693	134,551	131,318
INCOME BEFORE INCOME TAXES	352,368	296,508	266,434
INCOME TAX PROVISION	118,862	108,632	94,749
NET INCOME	$233,506	$187,876	$171,685

Basic earnings per common share	$4.46	$3.65	$3.36
Diluted earnings per common share	$4.42	$3.60	$3.31
Dividends declared per common share	$1.605	$1.460	$1.375
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2013	2012	2011
NET INCOME	$233,506	$187,876	$171,685
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 13)	24,304	(2,680)	(16,556)
Available-for-sale securities, net of tax (Note 13)	71	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	24,375	(2,680)	(16,556)
TOTAL COMPREHENSIVE INCOME	$257,881	$185,196	$155,129
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2010	50,715,805	$886,808	$229,437	$1,188	$1,117,433
Net income	—	—	171,685	—	171,685
Repurchase and retirement of common stock	(89,715)	(6,401)	—	—	(6,401)
Dividends declared on common stock ($1.375 per share)	—	—	(70,363)	—	(70,363)
Stock option exercises	543,775	17,666	—	—	17,666
Shares issued under the Employee Stock Purchase Plan	23,027	1,327	—	—	1,327
Issuance of restricted stock	142,999	—	—	—	—
Forfeiture of restricted stock	(18,012)	—	57	—	57
Vesting of deferred stock units	5,489	—	—	—	—
Share-based compensation, net of forfeitures	—	15,334	—	—	15,334
Tax benefit for excess tax deductions of share-based compensation	—	28,114	—	—	28,114
Other comprehensive loss, net of tax (Note 13)	—	—	—	(16,556)	(16,556)
Other	—	596	—	—	596
BALANCE, DECEMBER 31, 2011	51,323,368	$943,444	$330,816	$(15,368)	$1,258,892
Net income	—	—	187,876	—	187,876
Repurchase and retirement of common stock	(99,533)	(7,266)	—	—	(7,266)
Dividends declared on common stock ($1.460 per share)	—	—	(75,153)	—	(75,153)
Stock option exercises	851,720	12,593	—	—	12,593
Shares issued under the Employee Stock Purchase Plan	25,521	1,596	—	—	1,596
Issuance of restricted stock	158,599	—	—	—	—
Forfeiture of restricted stock	(11,161)	—	30	—	30
Share-based compensation, net of forfeitures	—	15,592	—	—	15,592
Tax benefit for excess tax deductions of share-based compensation	—	23,022	—	—	23,022
Other comprehensive loss, net of tax (Note 13)	—	—	—	(2,680)	(2,680)
Other	—	353	—	—	353
BALANCE, DECEMBER 31, 2012	52,248,514	$989,334	$443,569	$(18,048)	$1,414,855
Net income	—	—	233,506	—	233,506
Repurchase and retirement of common stock	(54,440)	(4,885)	—	—	(4,885)
Dividends declared on common stock ($1.605 per share)	—	—	(84,129)	—	(84,129)
Stock option exercises	166,338	8,165	—	—	8,165
Shares issued under the Employee Stock Purchase Plan	25,699	1,877	—	—	1,877
Issuance of restricted stock	128,192	—	—	—	—
Forfeiture of restricted stock	(14,038)	—	24	—	24
Share-based compensation, net of forfeitures	—	15,642	—	—	15,642
Tax benefit for excess tax deductions of share-based compensation	—	4,302	—	—	4,302
Other comprehensive income, net of tax (Note 13)	—	—	—	24,375	24,375
BALANCE, DECEMBER 31, 2013	52,500,265	$1,014,435	$592,970	$6,327	$1,613,732
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$233,506	$187,876	$171,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	118,596	106,512	94,981
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	(11,972)	(13,052)	56,944
Deferred income tax expense	76,703	67,285	30,797
Allowance for equity funds used during construction	(30,159)	(23,000)	(16,699)
Other	17,864	13,772	13,361
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(16,312)	1,721	2,434
Inventory	5,371	(2,502)	7,431
Prepaid and other current assets	16,891	(25,102)	1,134
Accounts payable	17,638	(5,400)	12,573
Accrued payroll	1,619	1,583	(1,096)
Accrued interest	8,341	1,066	917
Accrued taxes	6,113	24,247	34,279
Tax benefit on the excess tax deduction of common stock	(4,302)	(23,022)	(28,114)
Other current liabilities	1,630	2,912	(246)
Other non-current assets and liabilities, net	7,669	12,627	535
Net cash provided by operating activities	449,196	327,523	380,916
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(821,588)	(802,763)	(556,931)
Proceeds from sale of marketable securities	20,844	5,935	3,839
Purchases of marketable securities	(22,250)	(11,779)	(8,136)
Other	(3,294)	(454)	1,033
Net cash used in investing activities	(826,288)	(809,061)	(560,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	933,025	175,000	—
Borrowings under revolving credit agreements	1,090,100	1,355,150	1,065,215
Borrowings under term loan credit agreements	675,000	200,000	—
Retirement of long-term debt	(452,000)	—	—
Repayments of revolving credit agreements	(1,146,700)	(1,228,410)	(917,555)
Repayments of term loan credit agreements	(635,000)	—	—
Issuance of common stock	10,042	14,189	18,993
Dividends on common stock	(84,129)	(75,153)	(70,363)
Refundable deposits from generators for transmission network upgrades	32,281	33,310	35,768
Repayment of refundable deposits from generators for transmission network upgrades	(38,236)	(38,253)	(6,976)
Tax benefit on the excess tax deduction of common stock	4,302	23,022	28,114
Other	(3,505)	(9,474)	(10,682)
Net cash provided by financing activities	385,180	449,381	142,514
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,088	(32,157)	(36,765)
CASH AND CASH EQUIVALENTS — Beginning of period	26,187	58,344	95,109
CASH AND CASH EQUIVALENTS — End of period	$34,275	$26,187	$58,344
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

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$155,112	$148,598	$142,101
Income taxes paid — net	20,092	41,174	34,127
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$68,276	$94,218	$102,091
Allowance for equity funds used during construction	30,159	23,000	16,699
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2013, 2012 or 2011, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Excess tax benefits are recognized as an addition to common stock pursuant to the share-based compensation accounting standards. Cash retained as a result of those excess tax benefits are presented in the statement of cash flows as cash inflows from financing activities and cash outflows from operating activities.
Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2013 and 2012, we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $109.4 million, $97.3 million and $85.8 million for 2013, 2012 and 2011, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 2.2%, 2.4% and 2.4% for 2013, 2012 and 2011, respectively. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 48 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities and removal costs incurred are deducted from regulatory liabilities. Our Regulated Operating Subsidiaries capitalize to property, plant and equipment an allowance for the cost of equity and borrowings used during construction (“AFUDC”) in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The AFUDC debt of $8.0 million, $7.0 million and $4.7 million for 2013, 2012 and 2011, respectively, was a reduction to interest expense. Certain projects at ITC Great Plains have been granted an incentive to include construction work in progress balances in rate base and we do not record AFUDC on those projects.
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
Available-For-Sale Securities — We have certain investments in debt and equity securities which are classified as available-for-sale securities. These investments currently fund our two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees as described in Note 11. Unrealized gains recorded for the investments are recognized, net of tax, in the accumulated other comprehensive income component of equity. Any unrealized losses (where cost exceeds fair market value) on the investments will also be recorded in the accumulated other comprehensive income component of equity unless the unrealized loss is other than temporary, in which case it would be recorded as investment loss in earnings.
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
Goodwill and Intangible Assets — We comply with the standards set forth by the FASB for goodwill and other intangible assets. Under these standards, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. These accounting standards require that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. We have goodwill recorded relating to the acquisitions of each our MISO Regulated Operating Subsidiaries. We completed our annual goodwill impairment test by performing a qualitative analysis for each of our MISO Regulated Operating Subsidiaries as of October 1, 2013 and determined that no impairment exists. There were no events subsequent to October 1, 2013 that indicated impairment of our goodwill. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 6.
Deferred Financing Fees and Discount or Premium on Debt — The costs related to the issuance of long-term debt are recorded to deferred financing fees and are amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2013, 2012 and 2011 of $4.1 million, $4.0 million and $3.8 million, respectively.
Asset Retirement Obligations — We comply with the standards set forth by the FASB for asset retirement obligations. As defined in the standards, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. The standards for asset retirement obligation applied to our Regulated Operating Subsidiaries require us to recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under the standards. There have not been any significant changes to our asset retirement obligations in 2013. Our asset retirement obligations as of December 31, 2013 and 2012 of $5.7 million and $5.1 million, respectively, are included in other liabilities.

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
Generator Interconnection Projects — Certain capital investment at our Regulated Operating Subsidiaries relates to investments we make under generator interconnection agreements. The generator interconnection agreements typically consist of both transmission network upgrades, which have been deemed by FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are needed to interconnect the generating facility to the transmission system and primarily benefit the generating facility. Our investment in transmission facilities are recorded to property, plant and equipment, and are recorded net of any contribution in aid of construction received from the generator pursuant to the provisions of the MISO or SPP tariff. We also receive refundable deposits from the generator for certain investment in network upgrade facilities in advance of construction, which are recorded to current or non-current liabilities depending on the expected refund date.
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
Share-Based Payment — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (“2003 Plan”) and a Second Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant various share-based awards, including options and restricted stock. Compensation expense is recorded for restricted stock awards that are expected to vest based on their fair value at grant date, and is amortized over the expected vesting period. We recognize expense for our stock options, which have graded vesting schedules, on a straight-line basis over the requisite service period and not for each separately vesting portion of the award. The grant date is the date at which our commitment to issue share based awards to the employee or a director arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award.
We also have an Employee Stock Purchase Plan (“ESPP”) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholders’ equity during a period arising from transactions and events from non-owner sources, including net income, any gain or loss recognized for the effective portion of our interest rate swaps and any unrealized gain or loss associated with our available-for-sale securities.
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
We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2009 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2009 to 2012. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
The guidance set forth by the FASB has been updated with respect to the presentation of comprehensive income in financial statements. Under this guidance, we are required to (1) disclose the changes in accumulated other comprehensive income (“AOCI”) by component and (2) disclose the effects on the line items of net income of significant amounts reclassified out of AOCI. We adopted this guidance as of January 1, 2013. For the year ended December 31, 2013, the requirements under (1) above are presented in the consolidated statements of comprehensive income and the requirements under (2) above are disclosed in Note 13 of this Form 10-K.
Balance Sheet Offsetting Requirements
The FASB has issued guidance to clarify the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires entities to disclose, at a minimum, the following information in tabular format, separately for assets and liabilities: (a) the gross amounts of those recognized assets and those recognized liabilities; (b) the amounts offset to determine the net amounts presented in the statement of financial position; (c) the net amounts presented in the statement of financial position; (d) the amounts subject to an enforceable master netting arrangement or similar agreement; and (e) the net amount after deducting the amounts in (d) from the amounts in (c). We adopted this guidance as of January 1, 2013. As of December 31, 2013, we did not have any material assets or liabilities that were subject to the new disclosure requirements.
4. REGULATORY MATTERS
Start-up, Development and Pre-construction Regulatory Assets
As of December 31, 2013, we have recorded a total of $13.9 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
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

Complaint of IP&L
On September 14, 2012, IP&L filed a complaint with the FERC against ITC Midwest’s policy for reimbursement of certain network upgrades under Section 206 of the FPA. The complaint challenged ITC Midwest’s FERC-approved reimbursement policy for up to 100% reimbursement of the costs funded upfront by qualifying generators for network upgrades.
On July 18, 2013, FERC issued an order indicating that the use of Attachment FF was no longer just and reasonable for generator interconnections on the ITC Midwest system and required MISO, on behalf of ITC Midwest, to prospectively revise ITC Midwest’s Attachment FF of the MISO Tariff to conform ITC Midwest’s policy to the default generator interconnection cost recovery provisions used in most other MISO pricing zones. The order does not modify agreements executed or filed unexecuted prior to July 18, 2013. On August 14, 2013, MISO made the required compliance filing to revise ITC Midwest’s Attachment FF of the MISO Tariff. On August 16, 2013, ITC Midwest filed for rehearing of this matter with FERC. On February 20, 2014, FERC issued an order which accepted the required revisions to ITC Midwest’s Attachment FF for the MISO Tariff, making them effective as of July 18, 2013 but denied ITC Midwest’s request for rehearing.
Under the default MISO cost recovery provisions in effect for new generator interconnection agreements (“GIAs”) on MISO’s system, ITC Midwest intends to utilize the option that exists to elect to fund network upgrades and recover such costs from the interconnection customer. We do not expect the revised policy to have a material impact on our results of operations, cash flows or financial condition.
Rate of Return on Equity and Capital Structure Complaint
On November 12, 2013, Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group, and Wisconsin Industrial Energy Group (the “joint complainants”) filed a complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO Transmission Owners (“TO”), including ITCTransmission, METC and ITC Midwest (currently set at 12.38%) to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base rates of return on equity used in our formula transmission rate to 9.15%. The complaint also alleges that the rates of any MISO TO using a capital structure with greater than 50% for the equity component are likewise not just and reasonable (ITCTransmission, METC and ITC Midwest use their actual structures, targeting 60% equity). The complaint asks FERC to institute a uniform capital structure for MISO TOs in which the assumed equity component does not exceed 50%. The complaint also alleges the return on equity adders currently approved for ITCTransmission for being a member of a RTO and for ITCTransmission and METC for being an independent transmission owner are no longer just and reasonable, and seeks to have them terminated. In the event a refund is required upon resolution of the complaint, the joint complainants are seeking a refund effective date of November 12, 2013.
On January 6, 2014, ITCTransmission, METC and ITC Midwest filed responses with the FERC to the Section 206 complaint (jointly with other MISO TOs and separate supplemental responses), and plan to vigorously defend the use of the current return on equity, the current capital structures targeting 60% equity, and the approved equity adders for RTO membership and independence. The responses seek dismissal of the complaint, or a denial of it on merits, with prejudice, as the joint complainants failed to meet their burden under Section 206 of the FPA to show that the current base rate of return on equity, approved capital structure targeting 60% equity and return on equity adders approved for ITCTransmission and METC are no longer just and reasonable. Further, the responses argue that the current return on equity along with the adders and approved capital structures encourage transmission investment are especially appropriate given the benefits of the independent transmission company model and RTO membership, and provide testimony to demonstrate that the current return on equity, including the adders and the use of capital structures targeting 60% equity, remain just and reasonable. We believe the likelihood of an unfavorable outcome of the complaint as it relates to the request to eliminate our approved return on equity adders and modify our existing capital structures is remote. While we believe an unfavorable outcome of the complaint request to reduce the base rates of return on equity is reasonably possible, we do not believe the range of potential loss would have been material to the consolidated financial statements as of and for the year ended December 31, 2013. However, an unfavorable resolution of this aspect of the complaint could have a material impact on our future results of operations, cash flows and financial condition.
FERC Audit Refund
See “FERC Audit of ITC Midwest” in Note 16 for a discussion of the FERC audit refund.

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
The current and non-current regulatory assets are recorded in the consolidated statements of financial position in regulatory assets — revenue accruals, including accrued interest and other non-current assets, respectively. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferrals, including accrued interest. The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2013:

(In thousands)	Total
Balance as of December 31, 2012	$(72,168)
Net refund of 2011 revenue deferrals and accruals, including accrued interest	47,061
Net revenue deferral for the year ended December 31, 2013	(32,782)
Net accrued interest payable for the year ended December 31, 2013	(2,307)
Balance as of December 31, 2013	$(60,196)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in the consolidated statement of financial position as follows:

(In thousands)	Total
Current assets	$6,334
Non-current assets — other	3,037
Current liabilities	(33,120)
Non-current liabilities	(36,447)
Balance as of December 31, 2013	$(60,196)
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
5. REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances at December 31, 2013 and 2012:

(In thousands)	2013	2012
Regulatory Assets:
Revenue accruals:
Current (including accrued interest of $114 and $131 as of December 31, 2013 and 2012, respectively)	$6,334	$7,489
Non-current (including accrued interest of $27 and $17 as of December 31, 2013 and 2012, respectively)	3,037	2,719
Other:
ITCTransmission ADIT Deferral (net of accumulated amortization of $32,826 and $29,796 as of December 31, 2013 and 2012, respectively)	27,776	30,806
METC ADIT Deferral (net of accumulated amortization of $16,511 and $14,152 as of December 31, 2013 and 2012, respectively)	25,945	28,304
METC Regulatory Deferrals (net of accumulated amortization of $5,400 and $4,628 as of December 31, 2013 and 2012, respectively)	10,029	10,800
Income taxes recoverable related to AFUDC equity	75,798	57,135
ITC Great Plains start-up, development and pre-construction	13,916	14,117
Pensions and postretirement	15,079	28,847
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax	8,869	8,869
Other	1,656	1,500
Total	$188,439	$190,586
Revenue Accruals
Refer to discussion of revenue accruals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of the revenue accruals, but do accrue interest carrying costs which are subject to rate recovery along with the principal amount of the revenue accrual.
ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission Accumulated Deferred Income Tax (“ADIT”) Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the ITCTransmission ADIT Deferral that is included in rate base. The original amount recorded for this regulatory asset of $60.6 million is recognized in rates and amortized on a straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2013, 2012 and 2011, which is included in depreciation and amortization and recovered through ITCTransmission’s cost-based formula rate template.
METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC. The original amount recorded for the regulatory asset for METC ADIT Deferral of $42.5 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC ADIT Deferral that is included in rate base. METC recorded amortization expense of $2.4 million annually during 2013, 2012 and 2011, which is included in depreciation and amortization and recovered through METC’s cost-based formula rate template.

METC Regulatory Deferrals
METC has deferred, as a regulatory asset, depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC Regulatory Deferrals”). The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the METC Regulatory Deferrals that is included in rate base. METC recorded amortization expense of $0.8 million annually during 2013, 2012 and 2011, which is included in depreciation and amortization and recovered through METC’s cost-based formula rate template.
Income Taxes Recoverable Related to AFUDC Equity
Accounting standards for income taxes provide that a regulatory asset be recorded if it is probable that a future increase in taxes payable relating to the book depreciation of AFUDC equity that has been capitalized to property, plant and equipment will be recovered from customers through future rates. We do not earn a return on this regulatory asset and the related deferred tax liabilities do not reduce rate base.
ITC Great Plains Start-up, Development and Pre-Construction
The start-up, development and pre-construction regulatory assets consists of certain costs incurred by ITC Great Plains from inception through the effective date of the ITC Great Plains’ cost-based formula rate, including costs which had been incurred to develop and acquire transmission assets in the SPP region and certain costs incurred for the KETA Project and Kansas V-Plan Project prior to construction. These costs relate primarily to obtaining various state, SPP and FERC approvals necessary for ITC Great Plains to own transmission assets and build new facilities in the SPP region, efforts to establish the ITC Great Plains’ cost-based formula rate, the establishment of ITC Great Plains as a public utility in Kansas and Oklahoma, obtaining the necessary approvals and authorizations for the state regulators in Kansas and Oklahoma, as well as engineering studies, routing studies and education and outreach to stakeholders on ITC Great Plains’ efforts to bring these projects to the SPP region, and other costs incurred specific to the KETA and V-Plan Projects prior to construction.
The start-up, development and pre-construction regulatory assets accrue carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in its formula rate template for that year. The carrying charges began to accrue in March 2009 and will continue until such time that the regulatory assets are included in rate base. The equity component of these carrying charges including applicable taxes, totaling $8.2 million as of December 31, 2013, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the start-up, development and pre-construction regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
Pensions and Postretirement
Accounting standards for defined benefit pension and other postretirement plans for rate-regulated entities allow that amounts that otherwise would have been charged and or credited to accumulated other comprehensive income are recorded as a regulatory asset or liability. As the unrecognized amounts recorded to this regulatory asset are recognized, expenses will be recovered from customers in future rates under our cost based formula rates. Our Regulated Operating Subsidiaries do not earn a return on the balance of the Pension and Postretirement regulatory asset.
Income Taxes Recoverable Related to Implementation of the Michigan Corporate Income Tax
On May 25, 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, we are taxed at a rate of 6.0% on federal taxable income that is attributed to our operations in the state of Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in 2011, and the net result was incremental deferred state income tax liabilities at both ITCTransmission and METC. Under our cost-based formula rates with true-up mechanism, the future taxes receivable as a result of the tax law change is expected to be collected from customers through future rates and has resulted in the recognition of a regulatory asset. Recovery of the Michigan CIT regulatory asset requires FERC authorization upon ITC Holdings making an additional filing under Section 205 of the FPA to demonstrate that the costs to be recovered are just and reasonable. ITCTransmission and METC do not earn a return on the balance of the CIT regulatory asset and the related net deferred tax liabilities do not reduce rate base.
Regulatory Liabilities
The following table summarizes the regulatory liability balances at December 31, 2013 and 2012:

(In thousands)	2013	2012
Regulatory Liabilities:
Revenue deferrals (a):
Current (including accrued interest of $1,535 and $2,492 as of December 31, 2013 and 2012, respectively)	$33,120	$53,763
Non-current (including accrued interest of $581 and $473 as of December 31, 2013 and 2012, respectively)	36,447	28,613
Accrued asset removal costs	67,571	75,477
FERC audit refund (including accrued interest of $2,095 and $1,679 as of December 31, 2013 and 2012, respectively) (b)	13,067	12,651
Other (c)	2,968	—
Total	$153,173	$170,504
____________________________

(a)
Refer to discussion of revenue deferrals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

(b)
Refer to discussion of FERC audit refund in Note 16 under “FERC Audit of ITC Midwest.” As of December 31, 2013 and 2012, the FERC audit refund was recorded in the consolidated statements of financial position in other current liabilities and other liabilities, respectively.

(c)	As of December 31, 2013, amount was recorded in other liabilities in the consolidated statements of financial position.
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
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2013 and 2012, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.

Intangible Assets
Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferral. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2013 and 2012 is $25.7 million and $27.7 million, respectively, and is amortized over 20 years beginning January 1, 2007. The carrying amount of the intangible asset for METC ADIT Deferral at December 31, 2013 and 2012 is $11.5 million and $12.6 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferral and recovers the amortization expense through METC’s cost-based formula rate template.
ITC Great Plains has recorded intangible assets for payments made to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets is $12.1 million and $8.2 million (net of accumulated amortization of $0.4 million and $0.3 million, respectively) as of December 31, 2013 and 2012, respectively. The amortization period for these intangible assets is 50 years.
During each of the years ended December 31, 2013, 2012 and 2011, we recognized $3.2 million, $3.1 million and $3.1 million, respectively, of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2013 to be as follows:

(In thousands)
2014	$3,276
2015	3,276
2016	3,276
2017	3,276
2018	3,276
2019 and thereafter	32,948
Total	$49,328
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following at December 31, 2013 and 2012:

(In thousands)	2013	2012
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$5,641,240	$4,779,833
Construction work in progress	423,433	501,847
Capital equipment inventory	75,470	86,882
Other	22,460	22,481
ITC Holdings and other	14,017	13,346
Total	6,176,620	5,404,389
Less: Accumulated depreciation and amortization	(1,330,094)	(1,269,810)
Property, plant and equipment — net	$4,846,526	$4,134,579
Additions to property, plant and equipment in service and construction work in progress during 2013 and 2012 were due primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems in addition to generator interconnections and our ongoing development projects.

8. DEBT
The following amounts were outstanding at December 31, 2013 and 2012:

(Amounts in thousands)	2013	2012
ITC Holdings 5.25% Senior Notes due July 15, 2013 (net of discount of $65) (a)	$—	$266,935
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014 (a)	50,000	50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $9 and $12, respectively)	254,991	254,988
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $174 and $182, respectively)	254,826	254,818
ITC Holdings 6.05% Senior Notes due January 31, 2018 (net of discount of $644 and $802, respectively)	384,356	384,198
ITC Holdings 5.50% Senior Notes due January 15, 2020 (net of discount of $787 and $920, respectively)	199,213	199,080
ITC Holdings 4.05% Senior Notes due July 1, 2023 (net of discount of $677)	249,323	—
ITC Holdings 5.30% Senior Notes due July 1, 2043 (net of discount of $791)	299,209	—
ITC Holdings Term Loan Credit Agreement due August 23, 2013 (a)	—	200,000
ITC Holdings Term Loan Credit Agreement due September 30, 2016	140,000	—
ITC Holdings Revolving Credit Agreement due May 17, 2016	—	29,600
ITCTransmission 4.45% First Mortgage Bonds, Series A, due July 15, 2013 (net of discount of $6) (a)	—	184,994
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $82 and $85, respectively)	99,918	99,915
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 1, 2018 (net of discount of $49 and $60, respectively)	99,951	99,940
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043 (net of discount of $452)	284,548	—
ITCTransmission Revolving Credit Agreement due May 17, 2016	41,100	78,700
METC 5.75% Senior Secured Notes due December 10, 2015	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014 (a)	50,000	50,000
METC 5.64% Senior Secured Notes due May 6, 2040	50,000	50,000
METC 3.98% Senior Secured Notes due October 26, 2042	75,000	75,000
METC Revolving Credit Agreement due May 17, 2016	67,200	10,500
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $423 and $441, respectively)	174,577	174,559
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	40,000
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	35,000
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75,000	75,000
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100,000	100,000
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100,000	—
ITC Midwest Revolving Credit Agreement due May 31, 2017	111,000	115,300
ITC Great Plains Term Loan Credit Agreement due November 28, 2014 (a)	100,000	—
ITC Great Plains Revolving Credit Agreement due February 16, 2015	51,900	93,700
Total debt	$3,612,112	$3,147,227
____________________________

(a)
As of December 31, 2013 and 2012, there was $200.0 million and $651.9 million, respectively, of debt included within debt maturing within one year that is classified as a current liability in the consolidated statements of financial position.

The annual maturities of debt as of December 31, 2013 are as follows:

(In thousands)
2014	$200,000
2015	226,900
2016	503,300
2017	201,000
2018	485,000
2019 and thereafter	2,000,000
Total	$3,616,200
ITC Holdings
Term Loan Credit Agreements
On August 23, 2012, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement (the “2012 Term Loan”), under which ITC Holdings borrowed the maximum of $200.0 million available under the agreement. This borrowing was repaid in full as of December 31, 2013.
On February 15, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement (the “February 2013 Term Loan”), under which ITC Holdings originally borrowed the maximum of $250.0 million available under the agreement. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. This borrowing was repaid in full as of December 31, 2013.
On December 20, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement (the “December 2013 Term Loan”) with a borrowing capacity of $200.0 million, under which ITC Holdings borrowed $140.0 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The December 2013 Term Loan is scheduled to mature on September 30, 2016. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.3% at December 31, 2013.
Senior Unsecured Notes
On July 3, 2013, ITC Holdings issued $250.0 million aggregate principal amount of its 4.05% Senior Notes, due July 1, 2023 and $300.0 million aggregate principal amount of its 5.30% Senior Notes, due July 1, 2043. The proceeds from these issuances were used to repay its $267.0 million of 5.25% Senior Notes due July 15, 2013, the $200.0 million borrowed under the 2012 Term Loan, a portion of the amount borrowed under the February 2013 Term Loan and for general corporate purposes. The ITC Holdings Senior Notes are issued under its indenture. All issuances of ITC Holdings Senior Notes are unsecured.
ITCTransmission
Term Loan Credit Agreement
On July 11, 2013, ITCTransmission entered into an unsecured, unguaranteed term loan credit agreement due July 14, 2014, under which ITCTransmission borrowed the maximum of $185.0 million upon entering the agreement. The proceeds were used to repay its $185.0 million of 4.45% First Mortgage Bonds, Series A, due July 15, 2013. This borrowing was repaid in full as of December 31, 2013.
First Mortgage Bonds
On August 14, 2013, ITCTransmission issued $285.0 million aggregate principal amount of 4.625% First Mortgage Bonds, Series E, due August 15, 2043. The proceeds from the issuance were used to repay its term loan credit agreement of $185.0 million and $100.0 million outstanding under an intercompany advance agreement between ITCTransmission and ITC Holdings. ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.

METC
Senior Secured Notes
On October 26, 2012, METC issued $75.0 million aggregate principal amount of its 3.98% Senior Secured Notes, due October 26, 2042 (the “METC Senior Secured Notes”). The proceeds were used primarily to refinance existing indebtedness, fund capital expenditures and for general corporate purposes. The METC Senior Secured Notes are secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Term Loan Credit Agreement
On January 31, 2014, METC entered into an unsecured, unguaranteed term loan credit agreement, under which METC borrowed the maximum of $50.0 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. The term loan is scheduled to mature on February 2, 2015. Borrowings outstanding under the term loan will bear interest at variable rates comparable to our other term loan borrowings.
ITC Midwest
ITC Midwest closed on the $100.0 million of 3.50% First Mortgage Bonds, Series E, due January 2027 on January 19, 2012. The proceeds from the issuance were used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes.
On April 4, 2013, ITC Midwest issued $100.0 million aggregate principal amount of 4.09% First Mortgage Bonds, Series F, due April 30, 2043. The proceeds from the issuance were used to refinance existing indebtedness, partially fund capital expenditures and for general corporate purposes. ITC Midwest’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.
ITC Great Plains
On May 30, 2013, ITC Great Plains entered into an unsecured, unguaranteed term loan credit agreement due November 28, 2014, under which ITC Great Plains had borrowed the maximum $100.0 million as of December 31, 2013. The proceeds were used to refinance existing indebtedness, fund capital expenditures and for general corporate purposes. The weighted average interest rate on the borrowings outstanding under the term loan was 1.0% at December 31, 2013.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. As of December 31, 2012, we held $175.0 million and $50.0 million of 10-year and 30-year interest rate swaps, respectively, with a weighted average fixed rate of 3.99% and 2.59%, respectively, associated with forecasted future issuance of fixed rate debt. In 2013, we settled and terminated $250.0 million and $225.0 million of 10-year and 30-year term interest rate swaps, respectively, in conjunction with the Senior Notes issued at ITC Holdings described above. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps	Amount	Weighted Average Fixed Rate	Gain (Loss) on Derivative	Settlement Date
(amounts in millions)
10-year interest rate swaps	$250.0	3.39%	$(15.0)	June 2013
30-year interest rate swaps	225.0	2.84%	26.2	June 2013
Total	$475.0		$11.2
The interest rate swaps qualified for hedge accounting treatment and the net gain of $11.2 million was recorded net of tax in AOCI during 2013. This amount is being amortized as a component of interest expense over the lives of the related debt.
We did not have any outstanding derivative financial instruments as of December 31, 2013.

Revolving Credit Agreements
At December 31, 2013, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available, each of which bears interest at a variable rate based on the prime rate or LIBOR (subject to adjustment based on credit rating):

(Amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
Revolving Credit Agreements:
ITC Holdings	$200.0	$—	$200.0	n/a	(c)	0.20%	5 years	May 2016
ITCTransmission	100.0	41.1	58.9	1.3%		0.125%	5 years	May 2016
METC	100.0	67.2	32.8	1.3%		0.125%	5 years	May 2016
ITC Midwest	175.0	111.0	64.0	1.2%		0.10%	5 years	May 2017
ITC Great Plains	150.0	51.9	98.1	1.9%		0.25%	4 years	February 2015
Total	$725.0	$271.2	$453.8
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
Amounts outstanding would bear interest at a rate equal to LIBOR plus an applicable margin of 1.50% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.50%, subject to adjustments based on ITC Holdings’ credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of December 31, 2013, we are in compliance with all debt covenants.

9. EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
A reconciliation of both calculations for the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	Year Ended December 31,
(In thousands, except per share and share data)	2013	2012	2011
Numerator:
Net income	$233,506	$187,876	$171,685
Less: dividends declared — common and restricted shares	(84,104)	(75,124)	(70,305)
Undistributed earnings	149,402	112,752	101,380
Percentage allocated to common shares (a)	99.1%	98.7%	98.3%
Undistributed earnings — common shares	148,057	111,286	99,657
Add: dividends declared — common shares	83,351	74,202	69,200
Numerator for basic and diluted earnings per common share	$231,408	$185,488	$168,857
Denominator:
Denominator for basic earnings per common share — weighted average common shares	51,912,128	50,820,838	50,289,905
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	429,540	742,557	788,918
Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,341,668	51,563,395	51,078,823
Per common share net income:
Basic	$4.46	$3.65	$3.36
Diluted	$4.42	$3.60	$3.31
____________________________

(a)	Weighted average common shares outstanding	51,912,128	50,820,838	50,289,905
	Weighted average restricted shares and deferred stock units
	(participating securities)	490,989	658,835	854,717
	Total	52,403,117	51,479,673	51,144,622
	Percentage allocated to common shares	99.1%	98.7%	98.3%
The incremental shares for stock options and the ESPP are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations were as follows:

	2013	2012	2011
Outstanding stock options and ESPP shares (as of December 31)	1,723,276	1,603,429	2,100,056
Anti-dilutive stock options and ESPP shares (for the year ended December 31)	304,190	565,945	213,917
The preceding earnings per share and share data do not reflect the impact of the three-for-one stock split, which will be effective on February 28, 2014. See Note 20 for further information.

10. INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2013	2012	2011
Income tax expense at 35% statutory rate	$123,329	$103,778	$93,252
State income taxes (net of federal benefit)	9,110	6,247	4,766
AFUDC equity	(9,715)	(7,207)	(5,292)
Entergy Transaction expenses (a)	(5,614)	4,113	1,501
Other — net	1,752	1,701	522
Total income tax provision	$118,862	$108,632	$94,749
____________________________

(a)
During the fourth quarter of 2013, due to the cancellation of the Entergy Transaction, we recognized tax benefits for expenses that were previously deemed non-deductible for tax purposes that were incurred in 2012 and 2011. See Note 17 for discussion on the Entergy Transaction.

Components of the income tax provision were as follows:

(In thousands)	2013	2012	2011
Current income tax expense	$42,159	$41,347	$63,952
Deferred income tax expense	76,094	66,710	33,266
Benefits of operating loss carryforward	609	575	2,169
Change in Michigan tax law	—	—	(4,638)
Total income tax provision	$118,862	$108,632	$94,749
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
Deferred income tax assets (liabilities) consisted of the following at December 31:

(In thousands)	2013	2012
Property, plant and equipment	$(459,983)	$(378,196)
METC regulatory deferral (a)	(13,743)	(14,884)
Acquisition adjustments — ADIT deferrals (a)	(14,945)	(14,852)
Goodwill	(117,493)	(102,994)
Net revenue accruals and deferrals, including accrued interest (a)	23,504	28,121
Pension and postretirement liabilities	11,864	9,706
State income tax NOLs (net of federal benefit)	16,573	11,759
Share-based compensation	12,040	10,281
Other — net	(3,530)	14,001
Net deferred tax liabilities	$(545,713)	$(437,058)
Gross deferred income tax liabilities	$(674,172)	$(572,088)
Gross deferred income tax assets	128,459	135,030
Net deferred tax liabilities	$(545,713)	$(437,058)
____________________________
(a)Described in Note 5.

We have state income tax net operating losses (“NOLs”) as of December 31, 2013, all of which we expect to use prior to their expiration. Our state income tax NOLs would expire beginning in 2027. We have recorded estimated state income tax NOL deferred tax assets of $16.6 million and $11.8 million as of December 31, 2013 and 2012, respectively. We have additional state income tax NOLs of $6.1 million tax effected, net of federal benefit, that have not been recognized in the consolidated statements of financial position relating to tax deductions for share-based payment. The accounting standards for share-based payment require that the tax deductions that exceed book value be recognized only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction.
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
11. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. While we are obligated to fund the retirement plan by contributing the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, it is our practice to contribute the maximum allowable amount as defined by section 404 of the Internal Revenue Code. We made contributions of $6.9 million, $7.0 million and $3.6 million to the retirement plan in 2013, 2012 and 2011, respectively, although we had no minimum funding requirements. We expect to contribute up to $8.6 million to the retirement plan relating to the 2013 plan year in 2014.
We have also established two supplemental nonqualified, noncontributory, retirement benefit plans (“supplemental benefit plans”) for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. The obligations under these supplemental nonqualified plans are included in the pension benefit obligation calculations below. The investments in trust for the supplemental nonqualified retirement plans of $21.1 million and $22.4 million at December 31, 2013 and 2012, respectively, are not included in the pension plan asset amounts presented below, but are included in other assets on our consolidated statement of financial position. For the years ended December 31, 2013, 2012 and 2011, we contributed $0.6 million, $4.7 million and $3.1 million, respectively, to these supplemental nonqualified, noncontributory, retirement benefit plans.
Prior to August 2013, the investments held for the supplemental benefit plans were classified as trading securities and the net realized and unrealized loss of $1.8 million in 2013 was recorded as other expense and the net realized and unrealized gains of $1.9 million and $2.2 million in 2012 and 2011, respectively, were recorded as other income. In August 2013, the investments were sold and reinvested into new funds and at acquisition, based on our evaluation of the intent of the new investments, we classified them as available-for-sale consistent with the FASB guidance. As of December 31, 2013, all of our investments held in the supplemental benefit plan were classified as available-for-sale securities and the unrealized gains of $0.1 million were recognized in the accumulated other comprehensive income component of equity.

The plan assets of the retirement plan consisted of the following assets by category:

Asset Category	2013	2012
Fixed income securities	47.7%	48.4%
Equity securities	52.3%	51.6%
Total	100.0%	100.0%
Net pension cost for 2013, 2012 and 2011 includes the following components:

(In thousands)	2013	2012	2011
Service cost	$5,261	$4,160	$3,585
Interest cost	2,792	2,590	2,458
Expected return on plan assets	(2,868)	(2,277)	(1,896)
Amortization of prior service credit	(42)	(42)	(42)
Amortization of unrecognized loss	2,714	3,470	2,607
Net pension cost	$7,857	$7,901	$6,712
The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Change in Benefit Obligation:
Beginning projected benefit obligation	$(72,400)	$(56,069)
Service cost	(5,261)	(4,160)
Interest cost	(2,792)	(2,590)
Actuarial net gain (loss)	6,161	(10,481)
Benefits paid	824	900
Ending projected benefit obligation	$(73,468)	$(72,400)
Change in Plans’ Assets:
Beginning plan assets at fair value	$38,130	$28,276
Actual return on plan assets	4,650	3,331
Employer contributions	6,938	7,023
Benefits paid	(824)	(500)
Ending plan assets at fair value	$48,894	$38,130
Funded status, underfunded	$(24,574)	$(34,270)
Accumulated benefit obligation	$(61,832)	$(55,649)
Amounts recorded as:
Funded Status:
Accrued pension liabilities	$(35,003)	$(35,899)
Pension assets — other assets — other	10,429	1,629
Total	$(24,574)	$(34,270)
Accumulated benefit obligation:
Qualified defined benefit retirement plan	$(36,033)	$(33,051)
Supplemental nonqualified retirement plans	(25,799)	(22,598)
Total	$(61,832)	$(55,649)
Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$12,787	$23,444
Prior service credit	(17)	(59)
Total	$12,770	$23,385

The unrecognized amounts that otherwise would have been charged and/or credited to accumulated other comprehensive income associated with the guidance for employers’ accounting for pensions are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 5.
The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.
Actuarial assumptions used to determine the benefit obligation for 2013, 2012 and 2011 are listed below:

	2013	2012	2011
Discount rate	4.60 - 5.10%	3.70 - 4.45%	4.50 - 5.00%
Annual rate of salary increases	4.00 - 6.00%	5.00 - 6.00%	5.00 - 6.00%
Actuarial assumptions used to determine the benefit cost for 2013, 2012 and 2011 are listed below:

	2013	2012	2011
Discount rate	3.70 - 4.45%	4.50 - 5.00%	5.17 - 5.67%
Annual rate of salary increases	5.00 - 6.00%	5.00 - 6.00%	5.00 - 6.00%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%
At December 31, 2013, the projected benefit payments for the defined benefit retirement plans calculated using the same assumptions as those used to calculate the benefit obligation described above are listed below:

(In thousands)
2014	$1,507
2015	1,762
2016	1,661
2017	5,250
2018	5,657
2019 through 2023	33,361
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
We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan investments and considering historical and expected long-term rates of returns on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2013 and 2012, there were no transfers between levels.

The fair value measurement of the retirement plan assets as of December 31, 2013, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$20,639	$—	$—
Mutual funds — international equity securities	4,956	—	—
Mutual funds — fixed income securities	19,813	—	—
Guaranteed deposit fund	—	3,486	—
Total	$45,408	$3,486	$—
The fair value measurement of the retirement plan assets as of December 31, 2012, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Pooled separate accounts — U.S. equity securities	$—	$15,702	$—
Pooled separate accounts — international equity securities	—	3,979	—
Pooled separate accounts — fixed income securities	—	15,824	—
Guaranteed deposit fund	—	2,625	—
Total	$—	$38,130	$—
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. The pooled separate accounts are valued at their estimated fair value by aggregating our proportionate share of the fair value of the underlying securities held by the accounts. The pooled separate accounts investments consist primarily of underlying publicly traded debt and equity securities for which market prices are readily available. The guaranteed deposit fund is a group annuity contract and is valued at estimated fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations that are quoted in active markets.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We contributed $1.5 million, $4.4 million and $3.4 million to the postretirement benefit plan in 2013, 2012 and 2011, respectively. We expect to contribute up to $3.0 million to the plan in 2014.
The plan assets consisted of the following assets by category:

Asset Category	2013	2012
Fixed income securities	46.6%	49.8%
Equity securities	53.4%	50.2%
Total	100.0%	100.0%
Our measurement of the accumulated postretirement benefit obligation as of December 31, 2013 and 2012 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Net postretirement cost for 2013, 2012 and 2011 includes the following components:

(In thousands)	2013	2012	2011
Service cost	$5,774	$5,433	$3,431
Interest cost	1,562	1,552	1,285
Expected return on plan assets	(1,415)	(1,016)	(737)
Amortization of prior service cost	—	125	313
Amortization of unrecognized loss	220	534	220
Net postretirement cost	$6,141	$6,628	$4,512
The following table reconciles the obligations, assets and funded status of the plan as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(37,015)	$(30,679)
Service cost	(5,774)	(5,433)
Interest cost	(1,562)	(1,552)
Actuarial net gain	1,491	474
Benefits paid	154	175
Ending accumulated postretirement obligation	$(42,706)	$(37,015)
Change in Plan’s Assets:
Beginning plan assets at fair value	$19,670	$13,549
Actual return on plan assets	2,857	1,747
Employer contributions	1,477	4,374
Employer provided retiree premiums	154	175
Benefits paid	(154)	(175)
Ending plan assets at fair value	$24,004	$19,670
Funded status, underfunded	$(18,702)	$(17,345)
Amounts recorded as:
Funded Status:
Accrued postretirement liabilities	$(18,702)	$(17,345)
Total	$(18,702)	$(17,345)
Unrecognized Amounts in Other Regulatory Assets:
Net actuarial loss	$2,309	$5,461
Prior service credit	—	—
Total	$2,309	$5,461
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

Actuarial assumptions used to determine the benefit obligation for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Discount rate	5.15%	4.20%	5.00%
Annual rate of salary increases	4.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	7.50%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2017	2017
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%
Actuarial assumptions used to determine the benefit cost for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Discount rate	4.20%	5.00%	5.49%
Annual rate of salary increases	5.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	8.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%
Year that the rate reaches the ultimate trend rate	2017	2017	2017
At December 31, 2013, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are listed below:

(In thousands)
2014	$376
2015	482
2016	599
2017	766
2018	1,184
2019 through 2023	12,401
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2013 and the postretirement benefit obligation at December 31, 2013:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost	$1,400	$(1,096)
Effect on postretirement benefit obligation	7,449	(5,921)
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
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2013 and 2012, there were no transfers between levels.
The fair value measurement of the other postretirement benefit plan assets as of December 31, 2013, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$519	$—	$—
Mutual funds — U.S. equity securities	12,113	—	—
Mutual funds — international equity securities	713	—	—
Mutual funds — fixed income securities	10,127	—	—
Guaranteed deposit fund	—	532	—
Total	$23,472	$532	$—
The fair value measurement of the other postretirement benefit plan assets as of December 31, 2012, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$16	$—	$—
Pooled separate accounts — U.S. equity securities	—	2,131	—
Pooled separate accounts — international equity securities	—	529	—
Pooled separate accounts — fixed income securities	—	2,222	—
Mutual funds — equity securities	7,214	—	—
Mutual funds — fixed income securities	7,117	—	—
Guaranteed deposit fund	—	441	—
Total	$14,347	$5,323	$—
Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual fund investments consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
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
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $4.5 million, $3.8 million and $3.4 million in 2013, 2012 and 2011, respectively.
12. FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2013 and 2012, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$19,000	$—	$—
Mutual funds — fixed income securities	21,318	—	—
Mutual funds — equity securities	516	—	—
Total	$40,834	$—	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$13,127	$10,037	$—
Mutual funds — fixed income securities	21,332	—	—
Mutual funds — equity securities	1,612	—	—
Interest rate swap derivatives	—	2,725	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(31,507)	—
Total	$36,071	$(18,745)	$—
As of December 31, 2013 and 2012, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our Level 1 investments included in cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available-for-sale if fair value falls below recorded cost. The cash and cash equivalents that are classified as a Level 2 investment consist of deposits held with financial institutions that are then invested by the financial institution in money market mutual funds and common and collective trusts that are administered similar to money market funds. The underlying money market funds and common and collective trusts are recorded at cost plus accrued interest.
The assets and liabilities related to derivatives consisted of interest rate swaps discussed in Note 8. The fair value of our interest rate swap derivatives as of December 31, 2012 was determined based on a discounted cash flow method using LIBOR swap rates which are observable at commonly quoted intervals. In June 2013, we settled and terminated all outstanding derivatives.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2013 and 2012.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $3,299.0 million and $3,072.9 million at December 31, 2013 and 2012, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $3,100.9 million and $2,619.4 million at December 31, 2013 and 2012, respectively.
Revolving and Term Loan Credit Agreements
At December 31, 2013 and 2012, we had a consolidated total of $511.2 million and $527.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents and special deposits, approximates their fair value due to the short-term nature of these instruments.
13. STOCKHOLDERS' EQUITY
Common Stock
General — At December 31, 2013, ITC Holdings’ authorized capital stock consisted of:

•	100 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.
As of December 31, 2013, there were 52,500,265 shares of our common stock outstanding (which includes restricted stock), no shares of preferred stock outstanding and 695 holders of record of our common stock.
In January 2014, we filed an amendment to our Articles of Incorporation, as previously approved by our shareholders, to increase the number of authorized shares of common stock to 300 million shares. On February 6, 2014, the Board of Directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution on February 28, 2014 to shareholders of record on February 18, 2014, as further discussed in Note 20.

Voting Rights — Each holder of ITC Holdings’ common stock, including holders of our common stock subject to restricted stock awards, is entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders, including the election of directors. Holders of ITC Holdings’ common stock have no cumulative voting rights.
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of the stock and membership interests in its subsidiaries, deferred tax assets and cash on hand. ITC Holdings’ only sources of cash to pay dividends to our stockholders are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have and the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ shareholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and any other subsidiaries we may have to pay dividends and make other payments to ITC Holdings is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA.
The ITC Holdings Revolving Credit Agreement, the ITCTransmission Revolving Credit Agreement, the METC Revolving Credit Agreement, the ITC Midwest Revolving Credit Agreement, each of the ITC Great Plains Revolving and Term Loan Credit Agreements and the note purchase agreements governing ITC Holdings’ Senior Notes impose restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving and term loan credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.
Pursuant to SEC requirements, Schedule I included in Part IV Item 15 is required because of restrictions which limit the payment of dividends to ITC Holdings by its subsidiaries. ITCTransmission, METC, ITC Midwest and ITC Great Plains are restricted by their revolving credit agreements in their ability to pay dividends to ITC Holdings. In the event of default on our revolving credit agreements or non-compliance with the covenants under our revolving credit agreements, we may not be able to disburse dividends from the regulated operating subsidiaries to ITC Holdings. ITCTransmission, METC, ITC Midwest and ITC Great Plains were in compliance with the covenants under their revolving credit agreements during 2013.
In addition to the restrictions imposed by the debt covenants described above, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2013 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Management does not expect that maintaining this targeted capital structure will have an impact on the Company's ability to pay dividends at the current level in the foreseeable future.
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

Repurchases — In 2013, 2012 and 2011, we repurchased 54,440, 99,533 and 89,715 shares of common stock for an aggregate of $4.9 million, $7.3 million and $6.4 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Balance at the beginning of period	$(18,048)	$(15,368)	$1,188
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $436, $31 and $1 for the years ended December 31, 2013, 2012 and 2011, respectively)	(25)	67	97
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $15,652, $1,777 and $10,705 for the years ended December 31, 2013, 2012 and 2011, respectively)	24,329	(2,747)	(16,653)
Derivative instruments, net of tax	24,304	(2,680)	(16,556)
Available-for-sale securities
Unrealized gain on available-for-sale securities (net of tax of $46 for the year ended December 31, 2013)	71	—	—
Available-for-sale securities, net of tax	71	—	—
Total other comprehensive income (loss), net of tax	24,375	(2,680)	(16,556)
Balance at the end of period	$6,327	$(18,048)	$(15,368)
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA will be registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-187994) filed on April 18, 2013 with the SEC. No shares have been issued under this agreement.
14. SHARE-BASED COMPENSATION
Our LTIP, which was adopted in 2006 and most recently amended and restated in 2011, permits the compensation committee to make grants of a variety of share-based awards (such as options, restricted shares and deferred stock units) for a cumulative amount of up to 4,950,000 shares to employees, directors and consultants. The LTIP provides that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2016. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Plan, including options and restricted stock. In addition, our board of directors and shareholders approved the ESPP, which we implemented effective April 1, 2007. The ESPP allows for the issuance of an aggregate of 180,000 shares of our common stock. Participation in this plan is available to substantially all employees. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units. As of December 31, 2013, 1,873,658 shares were available for future issuance under our LTIP and ESPP, including 1,723,276 shares issuable upon the exercise of outstanding stock options, of which 1,128,540 were vested.

We recorded share-based compensation in 2013, 2012 and 2011 as follows:

(In thousands)	2013	2012	2011
Operation and maintenance expenses	$1,617	$1,933	$2,540
General and administrative expenses	9,318	8,057	7,524
Amounts capitalized to property, plant and equipment	4,731	5,632	5,327
Total share-based compensation	$15,666	$15,622	$15,391
Total tax benefit recognized in the consolidated statement of operations	$4,557	$3,807	$3,976
Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as common stock only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the years ended December 31, 2013, 2012 and 2011, we recognized the tax effects of the excess tax deductions as an increase in common stock of $4.3 million, $23.0 million and $28.1 million, respectively, as the deductions have resulted in a reduction of taxes payable.
Options
Our option grants vest in equal annual installments over a 3 year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date.
Stock option activity for 2013 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2013 (1,030,594 exercisable with a weighted average exercise price of $38.10)	1,603,429	$49.02
Granted	310,111	87.93
Exercised	(166,338)	49.09
Forfeited	(23,926)	79.03
Outstanding at December 31, 2013 (1,128,540 exercisable with a weighted average exercise price of $42.98)	1,723,276	$55.60
Grant date fair value of the stock options awards granted during 2013, 2012 and 2011 was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted average fair value per option:

	2013	2012	2011
	Option Grants	Option Grants	Option Grants
Weighted average grant date fair value per option	$21.17	$16.58	$18.77
Weighted average expected volatility (a)	29.3%	29.8%	29.8%
Weighted average risk-free interest rate	1.1%	1.0%	2.1%
Weighted average expected term (b)	6 years	6 years	6 years
Weighted average expected dividend yield	1.72%	1.99%	1.86%
Estimated fair value of underlying shares	$87.93	$70.76	$72.15
____________________________

(a)	We estimated volatility using the historical volatility of our stock.

(b)
The expected term represents the period of time that options granted are expected to be outstanding. We have utilized the simplified method permitted under share-based award accounting standards in determining the expected term for all option grants as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited number of awards of equity shares that have reached expiration.

At December 31, 2013, the aggregate intrinsic value and the weighted average remaining contractual term for all outstanding options were approximately $69.3 million and 5.8 years, respectively. At December 31, 2013, the aggregate intrinsic value and the weighted average remaining contractual term for exercisable options were $59.6 million and 4.3 years, respectively. The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 were $53.2 million, $53.2 million and $20.5 million, respectively. At December 31, 2013, the total unrecognized compensation cost related to the unvested options awards was $6.9 million and the weighted average period over which it is expected to be recognized was 1.9 years.
We estimate that 1,698,016 of the options outstanding at December 31, 2013 will vest, including those already vested. The weighted average exercise price, aggregate intrinsic value and the weighted average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2013 was $55.24 per share, $68.9 million and 5.8 years, respectively.
Restricted Stock Awards
Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted average expected remaining vesting period at December 31, 2013 is 1.5 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.
Restricted stock award activity for 2013 was as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested restricted stock awards at January 1, 2013	523,350	$62.63
Granted	128,192	88.27
Vested	(175,182)	52.99
Forfeited	(14,038)	76.13
Unvested restricted stock awards at December 31, 2013	462,322	$72.97
The weighted average grant date fair value of restricted stock awarded during 2012 and 2011 was $71.65 and $71.27 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2013 was $44.3 million. The aggregate fair value of restricted stock awards that vested during 2013, 2012 and 2011 was $15.8 million, $25.1 million and $20.7 million, respectively. At December 31, 2013, the total unrecognized compensation cost related to the restricted stock awards was $17.8 million and the weighted average period over which that cost is expected to be recognized was 2.2 years.
As of December 31, 2013, we estimate that 419,237 shares of the restricted shares outstanding at December 31, 2013 will vest. The weighted average fair value, aggregate intrinsic value and the weighted average remaining contractual term for restricted shares that are expected to vest is $72.60 per share, $40.2 million and 1.5 years, respectively.
Employee Stock Purchase Plan
The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2013, 2012 and 2011, employees purchased 25,699, 25,521 and 23,027 shares, respectively, resulting in proceeds from the sale of our common stock of $1.9 million, $1.6 million and $1.3 million, respectively, under the ESPP. The total share-based compensation amortization for the ESPP was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

15. JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
Our MISO Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines. We account for these jointly owned assets by recording property, plant and equipment for our percentage of ownership interest. Various agreements provide the authority for construction of capital improvements and for the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest. Our MISO Regulated Operating Subsidiaries’ participating share of expenses associated with these jointly held assets are primarily recorded within operation and maintenance expense on our consolidated statement of operations.
We have investments in jointly owned utility assets as shown in the table below as of December 31, 2013:

	Net	Construction
(In thousands)	Investments (a)	Work in Progress
Substations	$27,345	$3,461
Lines	93,157	3,225
Total	$120,502	$6,686
____________________________

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.
ITCTransmission
The Michigan Public Power Agency (the “MPPA”) has a 50.4% ownership interest in two ITCTransmission 345 kV transmission lines. ITCTransmission’s net investment in these two lines including jointly owned lines under construction totaled $25.1 million as of December 31, 2013. The MPPA’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the MPPA provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The MPPA is responsible for the capital and operation and maintenance costs allocable to their ownership interest.
METC
METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipalities and other generators. As of December 31, 2013, METC had net investments in jointly owned assets within substations including jointly owned assets under construction totaling $13.3 million of which METC’s ownership percentages for these jointly owned substation assets ranged from 6.3% to 92.0%. In addition, the MPPA, the Wolverine Power Supply Cooperative, Inc. (the “WPSC”) and the Michigan South Central Power Agency, (the “MSCPA”), each have an ownership interest in several METC 345 kV transmission lines. This ownership entitles the MPPA, WPSC and MSCPA to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2013, METC had net investments in jointly shared transmission lines totaling $41.1 million of which METC’s ownership percentages for these jointly owned lines ranged from 35.5% to 64.8%.
ITC Midwest
ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2013, ITC Midwest had net investments in jointly shared substations facilities including jointly shared substations facilities under construction totaling $17.5 million of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 28.0% to 80.0%. As of December 31, 2013, ITC Midwest had net investments in jointly shared transmission lines totaling $30.3 million of which ITC Midwest’s ownership percentage for these jointly owned lines ranged from 48.0% to 80.0%.

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
The amount of the potential use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2013 is estimated to be approximately $18.7 million, which includes approximately $3.8 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. ITCTransmission has not recorded this contingent liability as of December 31, 2013. However, in the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.3 million for periods still subject to audit; however, METC has not recorded any contingent liabilities as of December 31, 2013 associated with this matter. These higher use tax expenses would be included as components of net revenue requirements and resulting rates.
FERC Audit of ITC Midwest
Certain staff of the FERC (“FERC audit staff”) have conducted an audit of ITC Midwest’s compliance with certain of the FERC’s regulations and the conditions established in the 2007 FERC order approving the acquisition of the transmission assets of IP&L by ITC Midwest. In 2011, the FERC issued an order that identified certain findings and recommendations of FERC audit staff relating to specific aspects of the accounting treatment for the acquisition that requires adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. In 2012, ITC Midwest filed a refund report with the FERC which included adjustments to ITC Midwest’s annual revenue requirement calculations and corresponding refunds. On January 30, 2013, the FERC accepted ITC Midwest’s refund report which included the amounts being refunded in 2014.
ITCTransmission and METC had applied an accounting treatment for their respective acquisitions similar to ITC Midwest, and on February 1, 2013, voluntarily filed compliance plans with FERC to address the findings raised with respect to the ITC Midwest audit. On July 5, 2013, the FERC accepted ITCTransmission’s and METC’s refund reports which included the amounts being refunded in 2014.
ITC Midwest, ITCTransmission and METC have recorded an aggregate regulatory liability for the refund and related interest of $13.1 million and $12.7 million as of December 31, 2013 and December 31, 2012, respectively, in the consolidated statements of financial position. The refund amounts were limited to 2010 and earlier periods. As a result of FERC’s acceptance of the refund reports, this matter is now closed.
Purchase Obligations and Leases
At December 31, 2013, we had purchase obligations of $100.2 million representing commitments for materials, services and equipment that had not been received as of December 31, 2013, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2014.
We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”

Future minimum lease payments under the leases at December 31, 2013 were:

(In thousands)
2014	$604
2015	237
2016	178
2017	180
2018 and thereafter	95
Total minimum lease payments	$1,294
Other Commitments
Nonconsolidated Variable Interest Entity
We have an agreement with Utility Lines Construction Services, Inc. (“ULCS”), which is a division of Asplundh Tree Expert Co., to perform the majority of maintenance for all of our Regulated Operating Subsidiaries. The agreement between us and ULCS contains a variable component related to a cost-plus arrangement which is a consideration for consolidation; however, we are not the primary beneficiary of the variable interest under the agreement. Additionally, we are not subject to risk of loss from ULCS’ operations and have not provided, nor will we provide, any significant financial support other than contractual payments. We have evaluated the agreement for possible consolidation, including review of qualitative factors such as the length and terms of the agreement, and have concluded that ULCS is not required to be consolidated in our consolidated financial statements.
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
ITC Great Plains
Amended and Restated Maintenance Agreement. Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, and amended June 20, 2013, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to certain ITC Great Plains assets. The Mid-Kansas Agreement has an initial term of 10 years and automatic 10-year renewal terms unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Maintenance Agreement. Midwest Energy, Inc. (“Midwest Energy”) and ITC Great Plains have entered into a maintenance agreement (the “Midwest Energy Agreement”) dated as of June 25, 2012, pursuant to which Midwest Energy has agreed to perform various field operations and maintenance service related to ITC Great Plains facilities associated with the KETA project. The Midwest Energy Agreement has an initial term of three years with automatic three-year renewals unless terminated (1) due to a material breach by the non-terminating party following notice and failure to cure or (2) by mutual consent of the parties. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 23.8%, 24.0% and 27.9%, respectively, or $221.0 million, $222.5 million and $259.4 million, respectively, of our consolidated billed revenues for the year ended December 31, 2013. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2011 revenue accruals and deferrals and exclude any amounts for the 2013 revenue accruals and deferrals that were included in our 2013 operating revenues, but will not be billed to our customers until 2015. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cost-Based Formula Rates with True-Up Mechanism” for a discussion of the difference between billed revenues and operating revenues. Any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP bills customers of ITC Great Plains on a monthly basis and collects fees for the use of ITC Great Plains’ assets. MISO and the SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. In general, if these customers do not maintain their investment grade credit rating or have a history of late payments, MISO and the SPP may require them to provide MISO and the SPP with a letter of credit or cash deposit equal to the highest monthly invoiced amount over the previous twelve months.
17. ENTERGY TRANSACTION
In 2011, Entergy and ITC Holdings executed definitive agreements under which Entergy would divest and then merge its electric transmission business with a wholly-owned subsidiary of ITC Holdings. Completion of the transaction was subject to the satisfaction of certain closing conditions, including the receipt of necessary approvals of Entergy’s retail regulators. On December 10, 2013, the Mississippi Public Service Commission issued an order denying permission to transfer ownership and control of Entergy Mississippi Inc.’s transmission assets to a subsidiary of ITC Holdings. On December 13, 2013, ITC Holdings and Entergy mutually agreed to terminate the Entergy Transaction.
For the years ended December 31, 2013, 2012 and 2011, we expensed external legal, advisory and financial services fees related to the terminated Entergy Transaction of $43.1 million, $19.4 million and $7.0 million, respectively, and certain internal labor and associated costs related to the terminated Entergy Transaction of $7.8 million, $7.1 million and $1.6 million, respectively. Certain of the external costs were not deductible for income tax purposes for the years ended December 31, 2012 and 2011, but the costs incurred to date are deductible for the year ended December 31, 2013 upon the cancellation of the transaction. The external and internal costs related to the Entergy Transaction were not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2013	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$941,571	$567	$(866)	$941,272
Depreciation and amortization	117,924	672	—	118,596
Interest expense — net	70,239	98,660	(580)	168,319
Income before income taxes	515,327	(162,959)	—	352,368
Income tax provision (benefit)	193,764	(74,902)	—	118,862
Net income	321,563	233,506	(321,563)	233,506
Property, plant and equipment — net	4,833,545	12,981	—	4,846,526
Goodwill	950,163	—	—	950,163
Total assets (a)	6,174,888	3,619,759	(3,512,404)	6,282,243
Capital expenditures	824,165	2,208	(4,785)	821,588

	Regulated
	Operating	ITC Holdings	Reconciliations/
2012	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$830,616	$607	$(688)	$830,535
Depreciation and amortization	105,841	671	—	106,512
Interest expense — net	65,445	90,289	—	155,734
Income before income taxes	422,074	(125,566)	—	296,508
Income tax provision (benefit)	159,528	(50,896)	—	108,632
Net income	262,545	187,876	(262,545)	187,876
Property, plant and equipment — net	4,123,520	11,059	—	4,134,579
Goodwill	950,163	—	—	950,163
Total assets (a)	5,440,401	3,252,047	(3,127,639)	5,564,809
Capital expenditures	806,825	243	(4,305)	802,763

	Regulated
	Operating	ITC Holdings	Reconciliations/
2011	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$757,465	$486	$(554)	$757,397
Depreciation and amortization	94,520	461	—	94,981
Interest expense — net	58,795	88,609	(468)	146,936
Income before income taxes	367,628	(101,194)	—	266,434
Income tax provision (benefit)	143,416	(48,667)	—	94,749
Net income	224,211	171,685	(224,211)	171,685
Property, plant and equipment — net	3,404,091	11,732	—	3,415,823
Goodwill	950,163	—	—	950,163
Total assets (a)	4,711,274	2,845,182	(2,733,090)	4,823,366
Capital expenditures	554,692	7,633	(5,394)	556,931
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

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2013 (a)
Operating revenues	$217,304	$229,817	$238,782	$255,369	$941,272
Operating income	112,881	110,994	130,822	141,364	496,061
Net income (b)	50,190	47,395	58,984	76,937	233,506
Basic earnings per share	$0.96	$0.90	$1.12	$1.47	$4.46
Diluted earnings per share	$0.95	$0.90	$1.12	$1.45	$4.42
2012 (a)
Operating revenues	$196,713	$197,375	$214,801	$221,646	$830,535
Operating income	105,894	98,483	113,354	113,328	431,059
Net income	46,051	42,386	51,183	48,256	187,876
Basic earnings per share	$0.90	$0.82	$0.99	$0.93	$3.65
Diluted earnings per share	$0.88	$0.81	$0.98	$0.92	$3.60
____________________________

(a)
During the years ended December 31, 2013 and 2012, we expensed external legal, advisory and financial services fees of $43.1 million and $19.4 million, respectively, and internal labor and related costs of approximately $7.8 million and $7.1 million, respectively, related to the Entergy Transaction. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.

(b)
During the fourth quarter of 2013, we recognized a reduction in income tax provision and a corresponding increase in net income of $13.1 million for the external costs related to the Entergy transaction incurred in 2013, 2012 and 2011 that originally were recorded as non-deductible for income tax provision purposes.

20. SUBSEQUENT EVENTS
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares will be distributed on February 28, 2014, to shareholders of record on February 18, 2014. The stock split will increase our outstanding common stock from approximately 52.5 million shares to approximately 157.5 million shares. Our historical outstanding shares and earnings per share will be recast upon the distribution.
The estimated pro forma impact of the stock split on our stockholders’ equity at December 31, 2013 is presented in the following table:

	Historical		Pro Forma
	December 31, 2013	Adjustment	December 31, 2013
(In thousands, except share data)	(Audited)	(Unaudited)	(Unaudited)
Common stock, without par value, 100,000,000 shares authorized, 52,500,265 shares issued and outstanding at December 31, 2013 (a)	$1,014,435	$—	$1,014,435
Retained earnings	592,970	—	592,970
Accumulated other comprehensive income	6,327	—	6,327
Total stockholders’ equity	$1,613,732	$—	$1,613,732
____________________________

(a)
If the stock split had been paid at December 31, 2013, it would have increased the shares issued and outstanding on that date to 157,500,795. Authorized shares increased in January 2014 upon filing an amendment to the Articles of Incorporation with the State of Michigan.

The following table provides the estimated pro forma effects on our earnings per share, as calculated in Note 9, for the year ended December 31, 2013:

	Historical		Pro Forma
	December 31, 2013	Adjustment	December 31, 2013
(In thousands, except per share and share data)	(Audited)	(Unaudited)	(Unaudited)

Numerator for basic and diluted earnings per common share	$231,408	$—	$231,408
Denominator:
Basic earnings per common share — weighted average common shares	51,912,128	103,824,256	155,736,384
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,341,668	104,683,336	157,025,004
Per common share net income:
Basic	$4.46	$(2.97)	$1.49
Diluted	$4.42	$(2.95)	$1.47

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Equity Compensation Plans
The Company makes equity-based grants to employees, directors and consultants under the LTIP, issues shares to employees under the ESPP, and previously made equity-based grants to employees and directors under the 2003 Plan, all of which plans were previously approved by shareholders.
The following table sets forth certain information with respect to our equity compensation plans at December 31, 2013 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)
Equity compensation plans approved by shareholders	1,723	$55.60	1,874
____________________________

(a)
The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2013 upon exercise of stock options; 2) the number of common shares that could be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 3,250,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is contained under the captions “Certain Transactions” and “Corporate Governance — Director Independence” in the Proxy Statement and is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is contained under the caption “Proposal 3 - Approval of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2013 and 2012
		Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
		Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
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

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$26,853	$22,546
Accounts receivable from subsidiaries	50,196	51,005
Prepaid assets	5,806	22,756
Other	1,496	4,775
Total current assets	84,351	101,082
Other assets
Investment in subsidiaries	3,450,989	3,052,902
Deferred income taxes	25,519	35,272
Deferred financing fees (net of accumulated amortization of $6,346 and $8,063, respectively)	11,241	7,308
Other	47,660	55,393
Total other assets	3,535,409	3,150,875
TOTAL ASSETS	$3,619,760	$3,251,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,300	$8,594
Accrued payroll	21,930	20,740
Accrued interest	37,486	30,985
Derivative instruments	—	31,507
Debt maturing within one year	50,000	466,935
Other	3,583	1,484
Total current liabilities	119,299	560,245
Accrued pension and postretirement liabilities	53,704	53,243
Other	1,106	930
Long-term debt (net of discounts of $3,082 and $1,916, respectively)	1,831,918	1,222,684
STOCKHOLDERS’ EQUITY
Common stock, without par value, 100,000,000 shares authorized, 52,500,265 and 52,248,514 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,014,435	989,334
Retained earnings	592,971	443,569
Accumulated other comprehensive income (loss)	6,327	(18,048)
Total stockholders’ equity	1,613,733	1,414,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,619,760	$3,251,957
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2013	2012	2011
Other income	$1,487	$2,165	$2,556
General and administrative expense	(56,707)	(31,833)	(11,409)
Interest expense	(98,660)	(90,289)	(88,618)
Other expense	(3,609)	(812)	(517)
LOSS BEFORE INCOME TAXES	(157,489)	(120,769)	(97,988)
INCOME TAX BENEFIT	(72,798)	(49,141)	(47,545)
LOSS AFTER TAXES	(84,691)	(71,628)	(50,443)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	318,197	259,504	222,128
NET INCOME	$233,506	$187,876	$171,685
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2013	2012	2011
NET INCOME	$233,506	$187,876	$171,685
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments (net of tax of $16,087, $1,746 and $10,704 for the years ended December 31, 2013, 2012 and 2011, respectively)	24,304	(2,680)	(16,556)
Available-for-sale securities (net of tax of $46 for the year ended December 31, 2013)	71	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	24,375	(2,680)	(16,556)
TOTAL COMPREHENSIVE INCOME	$257,881	$185,196	$155,129
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$233,506	$187,876	171,685
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in subsidiaries’ earnings	(318,197)	(259,504)	(222,128)
Dividends from subsidiaries	169,973	127,412	304,244
Deferred income tax expense	(117,956)	(87,861)	(94,663)
Intercompany tax payments from subsidiaries	112,008	83,144	86,226
Share-based compensation expense	15,667	15,622	15,392
Other	(226)	2,438	3,423
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(979)	(9,677)	(11,062)
Prepaid and other current assets	16,948	(21,803)	1,566
Accounts payable	(2,294)	2,680	4,126
Accrued payroll	1,190	2,727	(593)
Accrued interest	6,501	93	65
Tax benefit for excess tax deductions of share-based compensation	(4,302)	(23,022)	(28,114)
Other current liabilities	2,099	20,954	26,144
Other non-current assets and liabilities, net	12,465	(65)	1,008
Net cash provided by operating activities	126,403	41,014	257,319
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contribution to subsidiaries	(339,770)	(337,630)	(472,964)
Return of capital from subsidiaries	96,120	91,399	228,600
Proceeds from sale of marketable securities	20,844	5,935	3,839
Purchases of marketable securities	(22,250)	(11,779)	(8,136)
Net cash used in investing activities	(245,056)	(252,075)	(248,661)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	548,484	—	—
Borrowings under revolving credit agreement	222,800	295,450	—
Borrowings under term loan credit agreements	390,000	200,000	—
Retirement of long-term debt	(267,000)	—	—
Repayments of revolving credit agreement	(252,400)	(265,850)	—
Repayments of term loan credit agreements	(450,000)	—	—
Issuance of common stock	10,042	14,189	18,993
Dividends on common stock	(84,129)	(75,153)	(70,363)
Tax benefit for excess tax deductions of share-based compensation	4,302	23,022	28,114
Other	861	(7,291)	(7,546)
Net cash provided by (used in) financing activities	122,960	184,367	(30,802)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,307	(26,694)	(22,144)
CASH AND CASH EQUIVALENTS — Beginning of period	22,546	49,240	71,384
CASH AND CASH EQUIVALENTS — End of period	$26,853	$22,546	$49,240

Supplementary cash flows information:
Interest paid (net of interest capitalized)	$90,224	$88,303	$86,649
Income taxes paid — net	20,092	41,174	34,127
Supplementary non-cash investing and financing activities:
Equity transfers to subsidiaries	6,213	6,470	12,892
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments or to pay dividends to shareholders. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA, and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2013 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. Management does not expect maintaining this targeted capital structure to have an impact on the Company's ability to pay dividends at the current level in the foreseeable future. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2013, the maturities of our debt outstanding were as follows:

(In thousands)
2014	$50,000
2015	—
2016	395,000
2017	50,000
2018	385,000
2019 and thereafter	1,005,000
Total	$1,885,000
Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes, the ITC Holdings Revolving and Term Loan Credit Agreements and related items.
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $1,864.7 million and $1,707.2 million at December 31, 2013 and 2012, respectively. The total book value of the ITC Holdings Senior Notes, net of discount, was $1,741.9 million and $1,460.0 million at December 31, 2013 and 2012, respectively. At December 31, 2013, we had a total of $140.0 million outstanding under our term loan credit agreement, which is a variable rate loan. No amount was outstanding under our revolving credit agreement at December 31, 2013. At December 31, 2012, we had a total of $229.6 million outstanding under our revolving and term loan credit agreements. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios. At December 31, 2013, we were in compliance with all debt covenants.
3.     RELATED-PARTY TRANSACTIONS
ITCTransmission, MTH, ITC Midwest and other subsidiaries paid cash dividends to ITC Holdings totaling $170.0 million, $127.4 million and $304.2 million in 2013, 2012 and 2011, respectively. ITCTransmission, MTH, ITC Midwest and other subsidiaries provided a return of capital to ITC Holdings totaling $96.1 million, $91.4 million and $228.6 million in 2013, 2012 and 2011, respectively.
Additionally, ITCTransmission paid $39.1 million, $18.9 million and $51.6 million to ITC Holdings under an intercompany tax sharing arrangement during 2013, 2012 and 2011, respectively. MTH paid $30.0 million, $17.6 million and $23.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2013, 2012 and 2011, respectively. Additionally, ITC Midwest paid $33.6 million, $37.2 million and $11.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2013, 2012 and 2011, respectively. ITC Great Plains paid $9.4 million and $4.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2013 and 2012, respectively. No payments were made by ITC Great Plains in 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 27, 2014.

ITC HOLDINGS CORP.
By:	/s/ JOSEPH L. WELCH
Joseph L. Welch
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH L. WELCH	Chairman, President and Chief	February 27, 2014
Joseph L. Welch	Executive Officer (principal executive officer)

/s/ CAMERON M. BREADY	Executive Vice President and Chief	February 27, 2014
Cameron M. Bready	Financial Officer (principal financial officer
and principal accounting officer)

/s/ CHRISTOPHER H. FRANKLIN	Director	February 27, 2014
Christopher H. Franklin

/s/ EDWARD G. JEPSEN	Director	February 27, 2014
Edward G. Jepsen

/s/ WILLIAM J. MUSELER	Director	February 27, 2014
William J. Museler

/s/ HAZEL R. O’LEARY	Director	February 27, 2014
Hazel R. O’Leary

/s/ THOMAS G. STEPHENS	Director	February 27, 2014
Thomas G. Stephens

/s/ GORDON BENNETT STEWART, III	Director	February 27, 2014
Gordon Bennett Stewart, III

/s/ LEE C. STEWART	Director	February 27, 2014
Lee C. Stewart

EXHIBITS
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2	Third Amended and Restated Bylaws of Registrant dated as of February 16, 2011 (filed with Registrant’s 2010 Form 10-K)

4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

Exhibit No.	Description of Exhibit

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

4.34
First Supplemental Indenture, dated as of July 3, 2013, between ITC Holdings Corp and Wells Fargo Bank, National Association, as trustee (including forms of notes) (filed with Registrant's Form 8-K on July 3, 2013)

4.35
Fifth Supplemental Indenture, dated as of August 7, 2013, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including form of bonds) (filed with Registrant’s Form 8-K on August 16, 2013)

Exhibit No.	Description of Exhibit

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

*10.45	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)

*10.46	Form of Stock Option Agreement for Employees under the Registrant’s 2006 Long Term Incentive Plan (filed with Registrant’s Form 8-K filed on August 18, 2006)

*10.48	Summary of Stock Ownership Guidelines, effective August 16, 2006, for Registrant’s Directors and Executive Officers (filed with Registrant’s Form 8-K filed on August 18, 2006)

10.51	Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

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

*10.71	Form of Amendment to Stock Option Agreement under 2003 Plan (Initial Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.72	Form of Amendment to Stock Option Agreement under 2003 Plan (IPO Option) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.73	Form of Amendment to Restricted Stock Agreement under 2003 Plan (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.74	Form of Amendment to Management Stockholder’s Agreement (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

Exhibit No.	Description of Exhibit

*10.75	Form of Amendment to Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.76	Form of Amendment to Restricted Stock Agreement under 2006 LTIP) (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.77	Form of Stock Option Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

*10.78	Form of Restricted Stock Award Agreement under 2006 LTIP (August 2008) (filed with Registrant’s Form 8-K filed on August 19, 2008)

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

*10.97	Second Amended and Restated 2006 Long Term Incentive Plan effective May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

*10.98	ITC Holdings Corp. Employee Stock Purchase Plan, as amended and restated May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

10.99	Sales Agency Financing Agreement, dated July 27, 2011, between Registrant and Deutsche Bank Securities Inc. (filed with Registrant’s Form 8-K filed on July 27, 2011)

*10.102	Summary of annual corporate performance bonus plan as of February 2012 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2012)

10.103	ITC Midwest Revolving Credit Agreement dated as of May 31, 2012 (filed with Registrant's Form 8-K filed on June 1, 2012)

10.104	Form of Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012) (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2012)

10.105	Form of Restricted Stock Award Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012) (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2012)

Exhibit No.	Description of Exhibit

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

10.116	First Amendment to ITC Great Plains Revolving Credit Agreement, dated as of April 9, 2013 (filed with Registrant's Form 8-K on April 12, 2013)

10.117
Amendment and Restatement of the April 1, 2001 Distribution-Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC as Transmission Provider and Consumers Energy Company as Local Distribution Company, effective March 1, 2013 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2013)

10.118
Term Loan Credit Agreement, dated May 30, 2013, among ITC Great Plains, LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent (filed with Registrant's Form 8-K on June 3, 2013)

10.119
Term Loan Credit Agreement, dated as of July 11, 2013, among International Transmission Company, various financial institutions, and Barclays Bank PLC, as administrative agent (filed with Registrant's Form 8-K on July 15, 2013)

*10.120	First Amendment to Executive Supplemental Retirement Plan, dated as of May 16, 2013 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2013)

10.121
Amended and Restated Generator Interconnection Agreement entered into by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midwest Independent Transmission System Operator, Inc., effective July 4, 2013

*10.122	Recoupment Policy and Related Consent, effective January 1, 2014 (filed with Registrant's Form 8-K on December 2, 2013)

10.123
ITC Holdings 2013 Term Loan Credit Agreement, dated as of December 20, 2013, among ITC Holdings Corp., the various financial institutions and other persons from time to time parties thereto as lenders, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as syndication agent (filed with Registrant's Form 8-K on December 20, 2013)

10.124
METC 2014 Term Loan Credit Agreement dated as of January 31, 2014, among Michigan Electric Transmission Company, LLC, the various financial institutions and other persons from time to time parties thereto as lenders, and Goldman Sachs Bank USA, as administrative agent for the Lenders and as sole lead arranger and sole bookrunner (filed with Registrant’s Form 8-K on January 31, 2014)

10.125	Amended and Restated Large Interconnection Agreement, entered into by the Midcontinent Independent System Operator, Inc., Interstate Power and Light Company and ITC Midwest dated August 6, 2013

12.1	Ratio of Earnings to Fixed Charges for ITC Holdings Corp.

Exhibit No.	Description of Exhibit

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________________

*	Management contract or compensatory plan or arrangement.