Form 10-Q
period 2014-03-31
ITC Holdings Corp.
filed 2014-05-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 25, 2014 was 157,631,921.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2014

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company (formerly known as The Detroit Electric Company), a wholly-owned subsidiary of DTE Energy Company;

•	“Entergy” are references to Entergy Corporation;

•
“Entergy Transaction” are references to the transaction whereby the electric transmission business of Entergy was to be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings. The proposed transaction was terminated in December 2013;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings’ annual report on Form 10-K” are references to the annual report on Form 10-K filed on February 27, 2014;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•
“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

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

EXPLANATORY NOTE

Unless otherwise noted, the share and per share data in this Form 10-Q reflects the three-for-one stock split effective February 28, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$13,970	$34,275
Accounts receivable	103,064	89,348
Inventory	30,211	31,986
Deferred income taxes	18,198	17,225
Regulatory assets — revenue accruals, including accrued interest	5,522	6,334
Prepaid and other current assets	16,895	12,370
Total current assets	187,860	191,538
Property, plant and equipment (net of accumulated depreciation and amortization of $1,329,908 and $1,330,094, respectively)	5,006,545	4,846,526
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $22,435 and $21,616, respectively)	49,251	49,328
Other regulatory assets	182,673	179,068
Deferred financing fees (net of accumulated amortization of $14,071 and $15,261, respectively)	26,623	25,585
Other	43,412	40,035
Total other assets	1,252,122	1,244,179
TOTAL ASSETS	$6,446,527	$6,282,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$118,098	$111,145
Accrued payroll	10,878	21,930
Accrued interest	28,970	53,049
Accrued taxes	28,151	29,805
Regulatory liabilities — revenue deferrals, including accrued interest	34,152	33,120
Refundable deposits from generators for transmission network upgrades	20,539	23,283
Debt maturing within one year	200,000	200,000
Other	20,490	27,047
Total current liabilities	461,278	499,379
Accrued pension and postretirement liabilities	55,840	53,704
Deferred income taxes	593,640	562,938
Regulatory liabilities — revenue deferrals, including accrued interest	33,498	36,447
Regulatory liabilities — accrued asset removal costs	67,071	67,571
Refundable deposits from generators for transmission network upgrades	4,884	19,328
Other	17,601	17,032
Long-term debt	3,545,524	3,412,112
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 157,631,854 and 157,500,795 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,021,055	1,014,435
Retained earnings	639,653	592,970
Accumulated other comprehensive income	6,483	6,327
Total stockholders’ equity	1,667,191	1,613,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,446,527	$6,282,243
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2014	2013
OPERATING REVENUES	$258,603	$217,304
OPERATING EXPENSES
Operation and maintenance	24,861	24,513
General and administrative	27,962	34,926
Depreciation and amortization	31,378	28,486
Taxes other than income taxes	21,193	16,670
Other operating (income) and expenses — net	(232)	(172)
Total operating expenses	105,162	104,423
OPERATING INCOME	153,441	112,881
OTHER EXPENSES (INCOME)
Interest expense — net	45,309	39,063
Allowance for equity funds used during construction	(5,012)	(8,733)
Other income	(161)	(236)
Other expense	1,333	1,037
Total other expenses (income)	41,469	31,131
INCOME BEFORE INCOME TAXES	111,972	81,750
INCOME TAX PROVISION	42,836	31,560
NET INCOME	$69,136	$50,190
Basic earnings per common share	$0.44	$0.32
Diluted earnings per common share	$0.43	$0.32
Dividends declared per common share	$0.1425	$0.1258
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2014	2013
NET INCOME	$69,136	$50,190
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 6)	106	2,106
Available-for-sale securities, net of tax (Note 6)	50	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	156	2,106
TOTAL COMPREHENSIVE INCOME	$69,292	$52,296
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,136	$50,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,378	28,486
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(5,139)	(11,857)
Deferred income tax expense	28,243	21,329
Allowance for equity funds used during construction	(5,012)	(8,733)
Other	3,841	3,992
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(11,555)	(4,341)
Inventory	1,775	265
Prepaid and other current assets	(4,525)	10,857
Accounts payable	(23,339)	(5,193)
Accrued payroll	(8,011)	(7,040)
Accrued interest	(24,079)	14
Accrued taxes	(1,653)	(4,896)
Other current liabilities	(7,299)	(839)
Other non-current assets and liabilities, net	1,954	(266)
Net cash provided by operating activities	45,715	71,968
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(159,145)	(214,111)
Other	128	(103)
Net cash used in investing activities	(159,017)	(214,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements	488,000	369,500
Borrowings under term loan credit agreements	110,000	250,000
Repayments of revolving credit agreements	(464,700)	(406,000)
Issuance of common stock	2,906	2,632
Dividends on common and restricted stock	(22,453)	(19,733)
Refundable deposits from generators for transmission network upgrades	4,967	8,058
Repayment of refundable deposits from generators for transmission network upgrades	(22,155)	(20,325)
Other	(3,568)	(491)
Net cash provided by financing activities	92,997	183,641
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,305)	41,395
CASH AND CASH EQUIVALENTS — Beginning of period	34,275	26,187
CASH AND CASH EQUIVALENTS — End of period	$13,970	$67,582
See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2013 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2014	2013
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$68,070	$38,144
Income taxes paid — net	16,101	1,100
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$96,186	$79,933
Allowance for equity funds used during construction	5,012	8,733
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2014 or 2013, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
There are no recent accounting pronouncements that are expected to have a material impact on us for the three months ended March 31, 2014.

3.    REGULATORY MATTERS
Start-Up, Development and Pre-Construction Regulatory Assets
As of March 31, 2014, we have recorded a total of $14.0 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
Order on Formula Rate Protocols
In 2012, the FERC issued an order initiating a proceeding pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. On May 16, 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners (“TOs”) to file revised formula rate protocols. On September 13, 2013, MISO and its TOs, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which will require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. On March 20, 2014, FERC issued an order conditionally accepting MISO and its TOs’ September 13, 2013 filing. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.
Rate of Return on Equity and Capital Structure Complaint
See “Rate of Return on Equity and Capital Structure Complaint” in Note 10 for a discussion of the complaint.
FERC Audit Refund
See “FERC Audit Refund” in Note 10 for a discussion of the FERC audit refund.
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
The current and non-current regulatory assets are recorded in the condensed consolidated statements of financial position in regulatory assets — revenue accruals, including accrued interest and other non-current assets, respectively. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferrals, including accrued interest. The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2014:

(in thousands)	Total
Balance as of December 31, 2013	$(60,196)
Net refund of 2012 revenue deferrals and accruals, including accrued interest	6,815
Net revenue deferral for the three months ended March 31, 2014	(1,161)
Net accrued interest payable for the three months ended March 31, 2014	(515)
Balance as of March 31, 2014	$(55,057)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in the condensed consolidated statements of financial position as follows:

(in thousands)	Total
Current assets	$5,522
Non-current assets — other	7,071
Current liabilities	(34,152)
Non-current liabilities	(33,498)
Balance as of March 31, 2014	$(55,057)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2014 and December 31, 2013, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $36.5 million and $37.2 million (net of accumulated amortization of $21.9 million and $21.2 million) as of March 31, 2014 and December 31, 2013, respectively.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $12.8 million and $12.1 million (net of accumulated amortization of $0.5 million and $0.4 million) as of March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and 2013, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2014 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2014 and December 31, 2013, we had no outstanding derivative financial instruments.
ITC Holdings
On December 20, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement, due September 30, 2016, under which ITC Holdings borrowed the maximum of $200.0 million available under this agreement as of March 31, 2014. As of December 31, 2013, ITC Holdings had $140.0 million outstanding under this agreement. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.3% at March 31, 2014.
METC
On January 31, 2014, METC entered into an unsecured, unguaranteed term loan credit agreement, under which METC borrowed the maximum of $50.0 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. The term loan is scheduled to mature on February 2, 2015. The weighted average interest rate on the borrowings outstanding under the term loan was 1.2% at March 31, 2014.

Revolving Credit Agreements
On March 28, 2014, ITC Holdings and its Regulated Operating Subsidiaries entered into new unsecured, unguaranteed revolving credit agreements, which replaced their existing revolving credit agreements. At March 31, 2014, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)	Original Term	Date of Maturity
ITC Holdings	$400.0	$—	$400.0	n/a	(c)	0.175%	5 years	March 2019
ITCTransmission	100.0	69.0	31.0	1.2%	(d)	0.10%	5 years	March 2019
METC	100.0	31.5	68.5	1.1%	(d)	0.10%	5 years	March 2019
ITC Midwest	250.0	129.4	120.6	1.2%	(d)	0.10%	5 years	March 2019
ITC Great Plains	150.0	64.6	85.4	1.3%	(e)	0.125%	5 years	March 2019
Total	$1,000.0	$294.5	$705.5
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on ITC Holdings’ credit rating.

(d)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.00% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, subject to adjustments based on the borrower’s credit rating.

(e)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.125% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.125%, subject to adjustments based on the borrower’s credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of March 31, 2014, we were in compliance with all debt covenants.
6.     STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the three months ended March 31, 2014 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	69,136	—	69,136
Repurchase and retirement of common stock	(9,126)	(312)	—	—	(312)
Dividends declared on common stock ($0.1425 per share)	—	—	(22,453)	—	(22,453)
Stock option exercises	126,769	2,384	—	—	2,384
Shares issued under the Employee Stock Purchase Plan	18,150	522	—	—	522
Issuance of restricted stock	13,286	—	—	—	—
Forfeiture of restricted stock	(18,020)	—	—	—	—
Share-based compensation, net of forfeitures	—	4,026	—	—	4,026
Other comprehensive income, net of tax	—	—	—	156	156
BALANCE, MARCH 31, 2014	157,631,854	$1,021,055	$639,653	$6,483	$1,667,191

The changes in stockholders’ equity for the three months ended March 31, 2013 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2012	156,745,542	$989,334	$443,569	$(18,048)	$1,414,855
Net income	—	—	50,190	—	50,190
Repurchase and retirement of common stock	(9,564)	(328)	—	—	(328)
Dividends declared on common stock ($0.1258 per share)	—	—	(19,733)	—	(19,733)
Stock option exercises	177,750	2,157	—	—	2,157
Shares issued under the Employee Stock Purchase Plan	21,192	474	—	—	474
Issuance of restricted stock	22,005	—	—	—	—
Forfeiture of restricted stock	(5,646)	—	—	—	—
Share-based compensation, net of forfeitures	—	3,872	—	—	3,872
Other comprehensive income, net of tax	—	—	—	2,106	2,106
BALANCE, MARCH 31, 2013	156,951,279	$995,509	$474,026	$(15,942)	$1,453,593

Accumulated Other Comprehensive Income

The following table provides the components of changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
(in thousands)	2014	2013
Balance at the beginning of period	$6,327	$(18,048)
Derivative instruments
Reclassification of gain relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $76 and $10 for the three months ended March 31, 2014 and 2013, respectively)	106	14
Unrealized gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,365 for the three months ended March 31, 2013)	—	2,092
Derivative instruments, net of tax	106	2,106
Available-for-sale securities
Unrealized gain on available-for-sale securities (net of tax of $36 for the three months ended March 31, 2014)	50	—
Available-for-sale securities, net of tax	50	—
Total other comprehensive income, net of tax	156	2,106
Balance at the end of period	$6,483	$(15,942)

Stock Split

In January 2014, we filed an amendment to our Articles of Incorporation, as previously approved by our shareholders, to increase the number of authorized shares of common stock to 300 million shares. On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution on February 28, 2014 to shareholders of record on February 18, 2014. As a result of the stock split and other issuances during the quarter, our outstanding shares increased from approximately 52.5 million shares as of December 31, 2013 to 157.6 million shares as of March 31, 2014. In addition, all unvested restricted stock awards and outstanding stock option awards were adjusted under the terms of the respective agreements for this three-for-one split. The share and per share data in this Form 10-Q reflects the three-for-one stock split effective February 28, 2014, unless otherwise noted.

Common Stock Repurchase
In April 2014, our board of directors authorized a share repurchase program for up to $250.0 million, which expires in December 2015. As of May 1, 2014, there have been no share repurchases under the share repurchase program.

ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the “SAFA”). Under the terms of the SAFA, ITC Holdings may issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. The SAFA terminates in July 2014. The shares of common stock may be offered in one or more selling periods. Any shares of common stock sold under the SAFA will be offered at market prices prevailing at the time of sale. Moreover, ITC Holdings will specify to the sales agent (i) the aggregate selling price of the shares of common stock to be sold during each selling period, and (ii) the minimum price below which sales may not be made. ITC Holdings will pay a commission equal to a mutually agreed upon rate with its agent, not to exceed 2% of the sales price of all shares of common stock sold through its agent under the SAFA, plus expenses. The shares we would issue under the SAFA have been registered under ITC Holdings’ shelf registration statement on Form S-3 (File No. 333-187994) filed on April 18, 2013 with the SEC. No shares have been issued under the SAFA as of March 31, 2014.

7.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three months ended March 31, 2014 and 2013 is presented in the following table (see additional information below under “Stock Split” for the recast share and per share data for the three months ended March 31, 2013 as a result of the three-for-one stock split):

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2014	2013
Numerator:
Net income	$69,136	$50,190
Less: dividends declared and paid — common and restricted shares	(22,453)	(19,733)
Undistributed earnings	46,683	30,457
Percentage allocated to common shares (a)	99.1%	99.0%
Undistributed earnings — common shares	46,263	30,152
Add: dividends declared and paid — common shares	22,262	19,537
Numerator for basic and diluted earnings per common share	$68,525	$49,689
Denominator:
Denominator for basic earnings per common share — weighted average common shares outstanding	156,189,874	155,270,295
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	1,505,205	1,135,218
Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversion	157,695,079	156,405,513
Per common share net income:
Basic	$0.44	$0.32
Diluted	$0.43	$0.32
____________________________

(a)	Weighted average common shares outstanding	156,189,874	155,270,295
	Weighted average restricted shares (participating securities)	1,361,045	1,559,988
	Total	157,550,919	156,830,283
	Percentage allocated to common shares	99.1%	99.0%

The incremental shares for stock options and employee stock purchase plan (“ESPP”) shares are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations were as follows:

	2014	2013
Outstanding stock options and ESPP shares (as of March 31)	5,020,845	4,649,580
Anti-dilutive stock options and ESPP shares (for the three months ended March 31)	765,710	1,070,190
Stock Split
Below are the effects of the stock split on earnings per share for the three months ended March 31, 2013:

	Reported		Adjusted
(In thousands, except per share and share data)	March 31, 2013	Adjustment	March 31, 2013
Numerator for basic and diluted earnings per common share	$49,689	$—	$49,689
Denominator:
Basic earnings per common share — weighted average common shares	51,756,765	103,513,530	155,270,295
Incremental shares for stock options and employee stock purchase plan	378,406	756,812	1,135,218
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,135,171	104,270,342	156,405,513
Per common share net income:
Basic	$0.96	$(0.64)	$0.32
Diluted	$0.95	$(0.63)	$0.32
Below are the effects of the stock split on other disclosures included for earnings per share for the three months ended March 31, 2013:
Percentage Allocated to Common Shares

	Reported		Adjusted
	March 31, 2013	Adjustment	March 31, 2013
Weighted-average common shares outstanding	51,756,765	103,513,530	155,270,295
Weighted-average restricted shares (participating securities)	519,996	1,039,992	1,559,988
Total	52,276,761	104,553,522	156,830,283
Percentage allocated to common shares	99.0%	—%	99.0%
Outstanding and Anti-dilutive Stock Options and ESPP Shares

The outstanding stock options and the ESPP shares as of March 31, 2013 and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations for the three months ended March 31, 2013 were as follows:

	Reported		Adjusted
	March 31, 2013	Adjustment	March 31, 2013
Outstanding stock options and ESPP shares	1,549,860	3,099,720	4,649,580
Anti-dilutive stock options and ESPP shares	356,730	713,460	1,070,190

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
We also have two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We expect to contribute up to $4.7 million to these supplemental nonqualified, noncontributory, retirement benefit plans in 2014.
Net pension cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2014	2013
Service cost	$1,266	$1,315
Interest cost	901	763
Expected return on plan assets	(885)	(717)
Amortization of prior service credit	(10)	(10)
Amortization of unrecognized loss	386	679
Net pension cost	$1,658	$2,030
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for employees who may become eligible for these benefits. We expect to contribute up to $3.0 million to the postretirement benefit plan in 2014.
Net postretirement cost includes the following components:

	Three months ended
	March 31,
(in thousands)	2014	2013
Service cost	$1,461	$1,443
Interest cost	498	390
Expected return on plan assets	(340)	(353)
Amortization of unrecognized loss	—	55
Net postretirement cost	$1,619	$1,535
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.3 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

9.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$21,378	$—	$—
Mutual funds — fixed income securities	21,315	—	—
Mutual funds — equity securities	536	—	—
Total	$43,229	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$19,000	$—	$—
Mutual funds — fixed income securities	21,318	—	—
Mutual funds — equity securities	516	—	—
Total	$40,834	$—	$—

As of March 31, 2014 and December 31, 2013, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our Level 1 investments included in cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investment classified as trading securities and other comprehensive income for investments classified as available for sale if fair value falls below recorded cost.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2014. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2013 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,377.4 million and $3,299.0 million at March 31, 2014 and December 31, 2013, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,101.0 million and $3,100.9 million at March 31, 2014 and December 31, 2013, respectively.
Revolving and Term Loan Credit Agreements
At March 31, 2014 and December 31, 2013, we had a consolidated total of $644.5 million and $511.2 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
Our Regulated Operating Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties our Regulated Operating Subsidiaries own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls, or PCBs. Our Regulated Operating Subsidiaries’ facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, other’s property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that our Regulated Operating Subsidiaries do not own, and, at some of our Regulated Operating Subsidiaries’ transmission stations, transmission assets (owned or operated by our Regulated Operating Subsidiaries) and distribution assets (owned or operated by our Regulated Operating Subsidiaries’ transmission customer) are commingled.
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
The amount of the potential use tax liability associated with the exemptions taken by ITCTransmission through March 31, 2014 is estimated to be approximately $17.9 million for periods still subject to audit, which includes approximately $3.9 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. ITCTransmission has not recorded this contingent liability as of March 31, 2014. However, in the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $11.2 million for periods still subject to audit; however, METC has not recorded any contingent liabilities as of March 31, 2014 associated with this matter. These higher use tax expenses would be included as components of net revenue requirements and resulting rates.
FERC Audit Refund
The FERC issued an order that identified certain findings and recommendations of certain staff of the FERC relating to specific aspects of the accounting treatment for the acquisition of the transmission assets of IP&L by ITC Midwest that requires adjustments to the MISO Regulated Operating Subsidiaries’ respective annual revenue requirement calculations and corresponding refunds. The amounts are being refunded through the cost-based formula rates in 2014. ITC Midwest, ITCTransmission and METC have recorded an aggregate regulatory liability for the refund and related interest of $9.9 million and $13.1 million as of March 31, 2014 and December 31, 2013, respectively, in the condensed consolidated statements of financial position.
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
Rate of Return on Equity and Capital Structure Complaint
On November 12, 2013, Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group, and Wisconsin Industrial Energy Group (the “joint complainants”) filed a complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO TOs, including ITCTransmission, METC and ITC Midwest (currently set at 12.38%) to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base rates of return on equity used in our formula transmission rate to 9.15%. The complaint also alleges that the rates of any MISO TO using a capital structure with greater than 50% for the equity component are likewise not just and reasonable (ITCTransmission, METC and ITC Midwest use their actual structures, targeting 60% equity). The complaint asks FERC to institute a uniform capital structure for MISO TOs in which the assumed equity component does not exceed 50%. The complaint also alleges the return on equity adders currently approved for ITCTransmission for being a member of an RTO and for ITCTransmission and METC for being an independent transmission owner are no longer just and reasonable, and seeks to have them terminated. In the event a refund is required upon resolution of the complaint, the joint complainants are seeking a refund effective date of November 12, 2013.
On January 6, 2014, ITCTransmission, METC and ITC Midwest filed responses with the FERC to the Section 206 complaint (jointly with other MISO TOs and separate supplemental responses), and plan to vigorously defend the use of the current return on equity, the current capital structures targeting 60% equity, and the approved equity adders for RTO membership and independence. The responses seek dismissal of the complaint, or a denial of it on merits, with prejudice, as the joint complainants failed to meet their burden under Section 206 of the FPA to show that the current base rate of return on equity, approved capital structure targeting 60% equity and return on equity adders approved for ITCTransmission and METC are no longer just and reasonable. Further, the responses argue that the current return on equity along with the adders and approved capital structures encourage transmission investment, are especially appropriate given the benefits of the independent transmission company model and RTO membership, and provide testimony to demonstrate that the current return on equity, including the adders and the use of capital structures targeting 60% equity, remain just and reasonable. As of March 31, 2014, our MISO Regulated Operating Subsidiaries had a total of approximately $2.5 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized base return on equity would reduce annual consolidated net income by approximately $2.5 million. We believe an unfavorable outcome of the complaint request to reduce the base rates of return on equity is reasonably possible and that an unfavorable resolution of this complaint request could have a material impact on our results of operations, cash flows and financial condition. However, we believe the likelihood of an unfavorable outcome of the complaint as it relates to the request to eliminate our approved return on equity adders and modify our existing capital structures is remote.

11.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the Financial Accounting Standards Board regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2014	2013
Regulated Operating Subsidiaries	$258,693	$217,379
ITC Holdings and other	92	152
Intercompany eliminations	(182)	(227)
Total Operating Revenues	$258,603	$217,304

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2014	2013
Regulated Operating Subsidiaries	$141,592	$119,260
ITC Holdings and other	(29,620)	(37,510)
Total Income Before Income Taxes	$111,972	$81,750

	Three months ended
NET INCOME:	March 31,
(in thousands)	2014	2013
Regulated Operating Subsidiaries	$86,553	$73,756
ITC Holdings and other	69,136	50,190
Intercompany eliminations	(86,553)	(73,756)
Total Net Income	$69,136	$50,190

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2014	2013
Regulated Operating Subsidiaries	$6,353,143	$6,174,888
ITC Holdings and other	3,697,326	3,619,759
Reconciliations / Intercompany eliminations (a)	(3,603,942)	(3,512,404)
Total Assets	$6,446,527	$6,282,243
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2013, and the following:

•
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

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.
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
OVERVIEW
Through our Regulated Operating Subsidiaries, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to upgrade the transmission networks to support new generating resources interconnecting to our transmission systems. We are also pursuing development projects not within our existing systems, which likewise are intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2014 or may affect future results include:

•
Our capital investment of $200.4 million at our Regulated Operating Subsidiaries for the three months ended March 31, 2014, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2014 and 2013 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year of $200.0 million as of March 31, 2014 and the interest rates associated with the additional financing required;

•
The rate of return on equity and capital structure complaint filed against all MISO Transmission Owners including our MISO Regulated Operating Subsidiaries as described in Note 10 to the condensed consolidated financial statements; and

•	The share repurchase program for up to $250.0 million authorized in April 2014, which expires in December 2015.
These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through March 31, 2014, ITC Great Plains has invested $213.5 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million in its portion of the project, which is currently anticipated to be completed by the end of 2014.
Regulatory Assets
As of March 31, 2014, we have recorded a total of $14.0 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates as discussed in Note 3 of the condensed consolidated financial statements.
Development Bonuses
We recognized general and administrative expenses of $1.5 million and $1.4 million during the three months ended March 31, 2014 and 2013, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
Multi-Value Projects
2011 MISO Multi-Value Projects
In 2009, MISO undertook its Regional Generation Outlet Study (“RGOS”) to promote investments in new regional transmission infrastructure that would facilitate the movement of power from the Dakotas, Minnesota and Iowa to Midwest load centers that demand energy and implemented its Multi-Value Project (“MVP”) cost allocation methodology. In December 2011, MISO approved a portfolio of MVPs identified through the RGOS which includes portions of four MVPs that we will construct, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri and will be constructed by ITC Midwest.
Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. In September

2013, Phase 1 of the Thumb Loop project, consisting of 62 miles of 345 kV transmission facilities, was placed into service. Through March 31, 2014, ITCTransmission has invested $366.4 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million in the project, which is currently anticipated to be completed in 2015.
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
We believe that the return on equity along with adders and approved capital structure encourage transmission investment and offset the burdens associated with maintaining the independent transmission business model and RTO membership. ITCTransmission, METC and ITC Midwest filed responses during the first quarter of 2014, separately and together with other MISO Transmission Owners, that seek dismissal of the complaint for its failure to satisfy the requirements of FPA Section 206 and the FERC’s accompanying Rules, or denial of the complaint on the merits, with prejudice, and we intend to vigorously defend the use of the current return on equity, the use of the current capital structures targeting 60% equity and defend continued use of the approved equity adders for RTO membership and independence.
As of March 31, 2014, the MISO Regulated Operating Subsidiaries had a total of approximately $2.5 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized base return on equity would reduce annual consolidated net income by approximately $2.5 million. We cannot at this time predict the ultimate outcome of this proceeding. However, an unfavorable resolution of this complaint, could have a material impact on our results of operations, cash flows and financial condition. For further details, see Note 10 of the condensed consolidated financial statements.
Stock Split
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares were distributed on February 28, 2014, to the shareholders of record on February 18, 2014. See further discussion in Note 6 to the condensed consolidated financial statements.
Common Stock Repurchase
In April 2014, our board of directors authorized a share repurchase program for up to $250.0 million, which expires in December 2015.
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
The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2014			2013			2012
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,730	6,245	2,996	7,593	6,215	2,801	7,264	6,145	2,789
February	7,367	6,230	2,822	7,141	5,846	2,693	6,919	5,754	2,592
March	7,221	6,067	2,763	6,817	5,552	2,587	6,941	5,708	2,443
April				6,566	5,321	2,451	6,403	5,259	2,296
May				8,956	6,490	2,646	8,947	6,459	2,700
June				10,335	7,643	3,099	11,652	8,738	3,388
July				11,694	8,987	3,573	12,180	9,354	3,636
August				10,158	7,809	3,509	11,081	8,508	3,445
September				11,046	8,171	3,430	9,094	7,349	3,443
October				7,562	5,485	2,670	6,566	5,429	2,539
November				6,943	5,948	2,713	7,022	5,829	2,631
December				7,651	6,220	2,891	7,230	5,928	2,645
Total	22,318	18,542	8,581	102,462	79,687	35,063	101,299	80,460	34,547
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	three months ended	year ending
Source of Investment	2014-2018	March 31, 2014 (a)	December 31, 2014
ITCTransmission (b)	$647	$72.8	$250 — 285
METC	546	41.8	130 — 150
ITC Midwest (c)	1,991	50.4	255 — 290
ITC Great Plains	194	35.4	95 — 115
Development	1,122	—	—
Total	$4,500	$200.4	$730 — 840
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

(b)	ITCTransmission’s investment program includes the Thumb Loop Project that is under construction.

(c)	ITC Midwest’s investment program includes the 2011 MISO MVPs as discussed above under “Capital Project Updates and Other Recent Developments”.
Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects, the generator’s potential failure to meet the various criteria of Attachment FF of the MISO tariff for the project to qualify as a refundable network upgrade, and other factors beyond our control.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2014	2013	(decrease)	(decrease)
OPERATING REVENUES	$258,603	$217,304	$41,299	19.0%
OPERATING EXPENSES
Operation and maintenance	24,861	24,513	348	1.4%
General and administrative	27,962	34,926	(6,964)	(19.9)%
Depreciation and amortization	31,378	28,486	2,892	10.2%
Taxes other than income taxes	21,193	16,670	4,523	27.1%
Other operating (income) and expenses — net	(232)	(172)	(60)	34.9%
Total operating expenses	105,162	104,423	739	0.7%
OPERATING INCOME	153,441	112,881	40,560	35.9%
OTHER EXPENSES (INCOME)
Interest expense	45,309	39,063	6,246	16.0%
Allowance for equity funds used during construction	(5,012)	(8,733)	3,721	(42.6)%
Other income	(161)	(236)	75	(31.8)%
Other expense	1,333	1,037	296	28.5%
Total other expenses (income)	41,469	31,131	10,338	33.2%
INCOME BEFORE INCOME TAXES	111,972	81,750	30,222	37.0%
INCOME TAX PROVISION	42,836	31,560	11,276	35.7%
NET INCOME	$69,136	$50,190	$18,946	37.7%
Operating Revenues
Three months ended March 31, 2014 compared to three months ended March 31, 2013
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2014		2013		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$188,776	73.0%	$171,285	78.8%	$17,491	10.2%
Regional cost sharing revenues	59,319	22.9%	37,469	17.2%	21,850	58.3%
Point-to-point	5,685	2.2%	4,369	2.0%	1,316	30.1%
Scheduling, control and dispatch	3,162	1.2%	2,988	1.4%	174	5.8%
Other	1,661	0.7%	1,193	0.6%	468	39.2%
Total	$258,603	100.0%	$217,304	100.0%	$41,299	19.0%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2014 as compared to the same period in 2013. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
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

Operating revenues for the three months ended March 31, 2014 include the network, regional cost sharing and scheduling, control and dispatch revenue accruals and deferrals as calculated below:

				ITC	ITC Great	Total net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$59,581	$51,925	$75,774	$1,496
2	Network revenues billed (b)	56,095	50,793	75,806	1,479
3	Network revenue accruals (deferrals) (line 1 — line 2)	3,486	1,132	(32)	17
4	Regional cost sharing revenue deferrals (c)	(665)	(2,576)	(733)	(1,681)
5	Scheduling, control and dispatch revenue accruals (deferrals) (d)	35	49	(193)	—
6	Total net revenue accrual (deferral) (line 3 + line 4)	$2,856	$(1,395)	$(958)	$(1,664)	$(1,161)
____________________________

(a)
The calculation of net revenue requirement for our Regulated Operating Subsidiaries is described in our Form 10-K for the year ended December 31, 2013 under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism — Revenue Requirement Calculation.” The amount is estimated for each reporting period until such time as FERC Form No. 1’s are completed for our Regulated Operating Subsidiaries.

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2014 of $2.305 per kW/month, $2.781 per kW/month and $8.795 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2012 true-up adjustments. The rates for 2014 include amounts for the collection and refund of the 2012 revenue accruals and deferrals and related accrued interest as well as the FERC audit refund and related interest, as discussed in Note 10 to the condensed consolidated financial statements under “FERC Audit Refund.” The revenues billed in 2014 associated with the 2012 revenue accruals, deferrals and the amounts associated with the FERC audit refund are not included in the revenues billed. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement of $56.8 million for 2014 and include amounts for the collection and refund of the 2012 revenue accruals and deferrals and related accrued interest.

(c)
Regional cost sharing revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The revenue accruals and deferrals and related accrued interest associated with regional cost sharing revenues are included in the regional cost sharing revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Operation and maintenance expenses were consistent compared to the prior period.
General and administrative expenses
Three months ended March 31, 2014 compared to three months ended March 31, 2013
General and administrative expenses decreased due primarily to legal, advisory and financial service fees incurred in the prior period relating to the terminated Entergy Transaction.
Depreciation and amortization expenses
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.

Taxes other than income taxes
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2013 capital additions, which are included in the assessments for 2014 personal property taxes.
Other Expenses (Income)
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Interest Expense
Interest expense increased primarily due to interest associated with the long-term debt issuances at ITC Holdings and the Regulated Operating Subsidiaries which were used for refinancing of current debt maturities and general corporate purposes as described in Note 5 to the condensed consolidated financial statements.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) decreased due primarily to lower balances of construction work in progress during the period.
Income Tax Provision
Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our effective tax rates for the three months ended March 31, 2014 and 2013 were 38.3% and 38.6%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $4.5 million (net of federal deductibility) during the three months ended March 31, 2014, compared to a state income tax provision of $2.9 million (net of federal deductibility) for the three months ended March 31, 2013.
In addition to the items noted above, our effective tax rate exceeded our 35% statutory federal income tax rate for the three months ended March 31, 2013 due to the previously assumed non-deductibility of certain costs incurred to facilitate the now canceled Entergy Transaction.

LIQUIDITY AND CAPITAL RESOURCES
We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents and amounts available under our revolving credit agreements (described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt or equity securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

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

•
Fund our debt service requirements, including principal repayments and periodic interest payments. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures.

•
Fund contributions to our retirement plans, as described in Note 8 to the condensed consolidated financial statements. We expect to contribute up to $16.3 million to these plans in 2014. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

•	Fund our common stock repurchase program as described in Note 6 to the condensed consolidated financial statements.
In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 10 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have in addition to the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 5 to the condensed consolidated financial statements, we entered into new revolving credit agreements in March 2014 at ITC Holdings and its Regulated Operating Subsidiaries totaling $1.0 billion, an increase of $275.0 million from the prior revolving credit agreements. As of March 31, 2014, we had consolidated indebtedness under our revolving and term loan credit agreements of $644.5 million, with unused capacity under the agreements of $705.5 million. See Note 5 to the condensed consolidated financial statements for a detailed discussion of these agreements.
On January 31, 2014, METC entered into an unsecured, unguaranteed term loan credit agreement, under which METC borrowed the maximum of $50.0 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement.
As of March 31, 2014, we had approximately $200.0 million of debt maturing within one year, which is likely to be refinanced with long-term debt. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

(b)	On April 15, 2014, Moody’s Investor Service, Inc. reaffirmed the credit ratings for ITC Holdings and the operating subsidiaries. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds, unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in

Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2013. As of March 31, 2014, we were in compliance with all debt covenants. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $45.7 million and $72.0 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities was due primarily to the timing of interest payments which resulted in an increase in interest payments (net of interest capitalized) of $29.9 million, an increase in payments of operating expenses of $16.1 million and the timing of tax payments which resulted in higher income taxes paid of $15.0 million during the three months ended March 31, 2014 compared to the same period in 2013. The decrease was partially offset by an increase in cash received from operating revenues of $40.7 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $159.0 million and $214.2 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the three months ended March 31, 2014 compared to the same period in 2013.
Cash Flows From Financing Activities
Net cash provided by financing activities was $93.0 million and $183.6 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash provided by financing activities was due primarily to the net decrease of $80.2 million in borrowings under our revolving and term loan credit agreements.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2013. There have been no material changes to that information since December 31, 2013, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Amounts borrowed under our new unsecured, unguaranteed revolving credit agreements, which replaced the previous unsecured, unguaranteed revolving credit agreements;

•	Additional amounts borrowed under the ITC Holdings unsecured, unguaranteed term loan credit agreement, which were primarily used to repay outstanding revolving credit borrowings; and

•
The $50.0 million borrowed under the METC unsecured, unguaranteed term loan credit agreement entered into in January 2014, due February 2015, which was primarily used to repay outstanding revolving credit borrowings.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2013 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,377.4 million at March 31, 2014. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,101.0 million at March 31, 2014. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, at March 31, 2014. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2014 would decrease the fair value of debt by $120.3 million, and a decrease in interest rates of 10% at March 31, 2014 would increase the fair value of debt by $131.2 million at that date.
Revolving and Term Loan Credit Agreements
At March 31, 2014, we had a consolidated total of $644.5 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at March 31, 2014 would increase or decrease the total interest expense by $0.8 million, respectively, for an annual period on a constant borrowing level of $644.5 million.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2013, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the condensed consolidated financial statements for a description of recent developments in the rate of return on equity and capital structure complaint filed against all MISO Transmission Owners including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 2014	2,466	$32.53	—	—
February 2014	1,218	34.50	—	—
March 2014	5,442	34.89	—	—
Total	9,126	$34.20	—	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)
As of March 31, 2014, we did not have a share repurchase plan. In April 2014, our board of directors authorized a share repurchase program for up to $250.0 million, which expires in December 2015. As of May 1, 2014, there have been no share repurchases under the share repurchase program.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

10.124
METC 2014 Term Loan Credit Agreement dated as of January 31, 2014, among Michigan Electric Transmission Company, LLC, the various financial institutions and other persons from time to time parties thereto as lenders, and Goldman Sachs Bank USA, as administrative agent for the Lenders and as sole lead arranger and sole bookrunner (filed with Registrant’s Form 8-K on January 31, 2014)

10.126
ITC Holdings Revolving Credit Agreement, dated as of March 28, 2014, among ITC Holdings Corp., the various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K on March 28, 2014)

10.127
ITCTransmission Revolving Credit Agreement, dated as of March 28, 2014, among International Transmission Company, the various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K on March 28, 2014)

10.128
METC Revolving Credit Agreement, dated as of March 28, 2014, among Michigan Electric Transmission Company, LLC, the various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K on March 28, 2014)

10.129
ITC Midwest Revolving Credit Agreement, dated as of March 28, 2014, among ITC Midwest LLC, the various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K on March 28, 2014)

10.130
ITC Great Plains Revolving Credit Agreement, dated as of March 28, 2014, among ITC Great Plains, LLC, the various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K on March 28, 2014)

10.131	Summary of Annual Corporate Performance Bonus Plan for Executives as of February 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 1, 2014

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)