Form 10-Q
period 2014-06-30
ITC Holdings Corp.
filed 2014-08-06
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of August 1, 2014 was 155,585,300.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2014

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•
“Entergy Transaction” are references to the transaction whereby the electric transmission business of Entergy Corporation was to be separated and subsequently merged with a wholly-owned subsidiary of ITC Holdings. The proposed transaction was terminated in December 2013;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$9,017	$34,275
Accounts receivable	123,483	89,348
Inventory	29,375	31,986
Deferred income taxes	18,806	17,225
Regulatory assets — revenue accruals, including accrued interest	4,728	6,334
Prepaid and other current assets	21,994	12,370
Total current assets	207,403	191,538
Property, plant and equipment (net of accumulated depreciation and amortization of $1,340,464 and $1,330,094, respectively)	5,203,707	4,846,526
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $23,259 and $21,616, respectively)	49,614	49,328
Other regulatory assets	184,310	179,068
Deferred financing fees (net of accumulated amortization of $14,027 and $15,261, respectively)	29,516	25,585
Other	56,212	40,035
Total other assets	1,269,815	1,244,179
TOTAL ASSETS	$6,680,925	$6,282,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$126,859	$111,145
Accrued payroll	16,562	21,930
Accrued interest	51,098	53,049
Accrued taxes	40,674	29,805
Regulatory liabilities — revenue deferrals, including accrued interest	35,336	33,120
Refundable deposits from generators for transmission network upgrades	20,780	23,283
Debt maturing within one year	250,000	200,000
Other	19,606	27,047
Total current liabilities	560,915	499,379
Accrued pension and postretirement liabilities	56,913	53,704
Deferred income taxes	624,549	562,938
Regulatory liabilities — revenue deferrals, including accrued interest	29,951	36,447
Regulatory liabilities — accrued asset removal costs	67,192	67,571
Refundable deposits from generators for transmission network upgrades	4,884	19,328
Other	20,867	17,032
Long-term debt	3,755,495	3,412,112
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 155,512,734 and 157,500,795 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	882,845	1,014,435
Retained earnings	671,459	592,970
Accumulated other comprehensive income	5,855	6,327
Total stockholders’ equity	1,560,159	1,613,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,680,925	$6,282,243
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
OPERATING REVENUES	$263,214	$229,817	$521,817	$447,121
OPERATING EXPENSES
Operation and maintenance	25,836	29,668	50,697	54,181
General and administrative	30,308	43,939	58,270	78,865
Depreciation and amortization	31,295	29,295	62,673	57,781
Taxes other than income taxes	17,076	16,094	38,269	32,764
Other operating (income) and expenses — net	(229)	(173)	(461)	(345)
Total operating expenses	104,286	118,823	209,448	223,246
OPERATING INCOME	158,928	110,994	312,369	223,875
OTHER EXPENSES (INCOME)
Interest expense — net	45,854	40,402	91,163	79,465
Allowance for equity funds used during construction	(4,932)	(8,292)	(9,944)	(17,025)
Loss on extinguishment of debt	29,074	—	29,074	—
Other income	(236)	(286)	(397)	(495)
Other expense	1,625	2,671	2,958	3,681
Total other expenses (income)	71,385	34,495	112,854	65,626
INCOME BEFORE INCOME TAXES	87,543	76,499	199,515	158,249
INCOME TAX PROVISION	33,207	29,104	76,043	60,664
NET INCOME	$54,336	$47,395	$123,472	$97,585
Basic earnings per common share	$0.34	$0.30	$0.78	$0.62
Diluted earnings per common share	$0.34	$0.30	$0.78	$0.62
Dividends declared per common share	$0.1425	$0.1258	$0.2850	$0.2516
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
NET INCOME	$54,336	$47,395	$123,472	$97,585
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 6)	(688)	22,252	(582)	24,358
Available-for-sale securities, net of tax (Note 6)	60	—	110	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	(628)	22,252	(472)	24,358
TOTAL COMPREHENSIVE INCOME	$53,708	$69,647	$123,000	$121,943
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,472	$97,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,673	57,781
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(7,248)	(14,074)
Deferred income tax expense	56,978	50,537
Allowance for equity funds used during construction	(9,944)	(17,025)
Loss on extinguishment of debt	29,074	—
Other	8,142	7,287
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(28,890)	(28,368)
Inventory	2,611	157
Prepaid and other current assets	(9,623)	(3,630)
Accounts payable	(21,394)	14,944
Accrued payroll	(3,524)	(2,989)
Accrued interest	(1,951)	15,049
Accrued taxes	10,869	7,444
Other current liabilities	(9,370)	4,403
Other non-current assets and liabilities, net	(5,903)	(4,269)
Net cash provided by operating activities	195,972	184,832
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(375,650)	(422,295)
Other	235	(3,839)
Net cash used in investing activities	(375,415)	(426,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	473,664	100,000
Borrowings under revolving credit agreements	1,054,100	638,900
Borrowings under term loan credit agreements	110,000	350,000
Retirement of long-term debt — including debt retirement costs	(198,494)	—
Repayments of revolving credit agreements	(1,035,300)	(767,400)
Repayments under term loan credit agreements	(39,000)	—
Issuance of common stock	14,177	6,073
Dividends on common and restricted stock	(44,983)	(39,522)
Refundable deposits from generators for transmission network upgrades	5,208	16,770
Repayment of refundable deposits from generators for transmission network upgrades	(22,155)	(24,125)
Repurchase and retirement of common stock	(107,952)	(4,040)
Forward contract of accelerated share repurchase program	(46,000)	—
Other	(9,080)	2,304
Net cash provided by financing activities	154,185	278,960
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,258)	37,658
CASH AND CASH EQUIVALENTS — Beginning of period	34,275	26,187
CASH AND CASH EQUIVALENTS — End of period	$9,017	$63,845
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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2014	2013
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$90,248	$62,692
Income taxes paid — net	25,416	11,593
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$105,246	$99,485
Allowance for equity funds used during construction	9,944	17,025
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2014 or 2013, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted using a full or modified retrospective application. We are currently in the process of evaluating our revenue arrangements under the issued guidance and have not yet determined its impact to our results of operations, cash flows and financial position.
3.    REGULATORY MATTERS
Start-Up, Development and Pre-Construction Regulatory Assets
As of June 30, 2014, we have recorded a total of $14.0 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.

Order on Formula Rate Protocols
In 2012, the FERC issued an order initiating a proceeding pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. In May 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners (“TOs”) to file revised formula rate protocols. In September 2013, MISO and its TOs, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which will require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. On March 20, 2014, FERC issued an order conditionally accepting MISO and its TOs’ September 2013 filing and required a further compliance filing, which MISO and its TOs made on May 19, 2014. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.
FERC Audit Refund
See “FERC Audit Refund” in Note 11 for a discussion of the FERC audit refund.
Rate of Return on Equity and Capital Structure Complaint
See “Rate of Return on Equity and Capital Structure Complaint” in Note 11 for a discussion of the complaint.
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
The current and non-current regulatory assets are recorded in the condensed consolidated statements of financial position in regulatory assets — revenue accruals, including accrued interest and other non-current assets, respectively. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferrals, including accrued interest. The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2014:

(in thousands)	Total
Balance as of December 31, 2013	$(60,196)
Net refund of 2012 revenue deferrals and accruals, including accrued interest	13,629
Net revenue deferral for the six months ended June 30, 2014	(5,348)
Net accrued interest payable for the six months ended June 30, 2014	(1,033)
Balance as of June 30, 2014	$(52,948)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals are recorded in the condensed consolidated statements of financial position as follows:

(in thousands)	Total
Current assets	$4,728
Non-current assets — other	7,611
Current liabilities	(35,336)
Non-current liabilities	(29,951)
Balance as of June 30, 2014	$(52,948)
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2014 and December 31, 2013, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $35.7 million and $37.2 million (net of accumulated amortization of $22.7 million and $21.2 million) as of June 30, 2014 and December 31, 2013, respectively.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain TOs to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $13.9 million and $12.1 million (net of accumulated amortization of $0.6 million and $0.4 million) as of June 30, 2014 and December 31, 2013, respectively.
During the three months ended June 30, 2014 and 2013, we recognized $0.8 million of amortization expense of our intangible assets and $1.6 million for the six months ended June 30, 2014 and 2013. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2014 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In May 2014, we executed, settled and terminated $150.0 million of 10-year interest rate swaps in conjunction with the Senior Notes issued at ITC Holdings described below. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps	Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Senior Notes	Loss on Derivative	Settlement Date
(amounts in millions)
10-year interest rate swaps	$150.0	2.65%	2.53%	$1.6	May 2014
The interest rate swaps qualified for hedge accounting treatment and the loss of $1.6 million was recognized as of June 30, 2014 for the effective portion of the hedges and recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be amortized as a component of interest expense over the lives of the related debt. As of June 30, 2014 and December 31, 2013, we had no outstanding derivative financial instruments.
ITC Holdings
On December 20, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement, due September 30, 2016, with an initial borrowing capacity of $200.0 million. As of June 30, 2014 and December 31, 2013, ITC Holdings

had $161.0 million and $140.0 million outstanding under this agreement, respectively. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.3% at June 30, 2014.
On May 2, 2014, ITC Holdings commenced a cash tender offer for any and all of the outstanding $255.0 million ITC Holdings 5.875% Senior Notes due September 30, 2016 and $255.0 million ITC Holdings 6.375% Senior Notes due September 30, 2036, under which $115.6 million of the 5.875% Senior Notes and $54.7 million of the 6.375% Senior Notes were validly tendered on May 30, 2014. All of the Senior Notes validly tendered were subsequently retired with the proceeds from the $400.0 million 3.65% Senior Notes described below. ITC Holdings incurred a loss on extinguishment of debt of $29.1 million related to the tender premium and the write-off of deferred debt issuance costs and other expenses.
On May 28, 2014, ITC Holdings issued $400.0 million aggregate principal amount of its 3.65% Senior Notes, due June 15, 2024. The proceeds from the issuance were used for the cash tender offer described above and for general corporate purposes, primarily the repayment of borrowings under the ITC Holdings revolving credit agreement. The ITC Holdings Senior Notes are issued under its indenture. All issuances of ITC Holdings Senior Notes are unsecured.
ITCTransmission
On June 10, 2014, ITCTransmission issued $75.0 million of 4.27% First Mortgage Bonds, Series F, due June 10, 2044 (“First Mortgage Bonds”). ITCTransmission also agreed to issue an additional $25.0 million of First Mortgage Bonds in August 2014 with terms and conditions identical to those of the First Mortgage Bonds. The proceeds from the June issuance were used for general corporate purposes, primarily the repayment of borrowings under the ITCTransmission revolving credit agreement. All of ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.
METC
On January 31, 2014, METC entered into an unsecured, unguaranteed term loan credit agreement, under which METC borrowed the maximum of $50.0 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. The term loan is scheduled to mature on February 2, 2015. The weighted average interest rate on the borrowings outstanding under the term loan was 1.2% at June 30, 2014.
Revolving Credit Agreements
On March 28, 2014, ITC Holdings and its Regulated Operating Subsidiaries entered into new unsecured, unguaranteed revolving credit agreements maturing in March 2019, which replaced their existing revolving credit agreements. At June 30, 2014, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$—	$400.0	n/a	(c)	0.175%
ITCTransmission	100.0	16.1	83.9	1.1%	(d)	0.10%
METC	100.0	42.3	57.7	1.1%	(d)	0.10%
ITC Midwest	250.0	146.1	103.9	1.2%	(d)	0.10%
ITC Great Plains	150.0	85.5	64.5	1.3%	(e)	0.125%
Total	$1,000.0	$290.0	$710.0
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
Loan would bear interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on ITC Holdings’ credit rating.

(d)
Loans bear interest at a rate equal to LIBOR plus an applicable margin of 1.00% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, subject to adjustments based on the borrower’s credit rating.

(e)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.125% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.125%, subject to adjustments based on the borrower’s credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of June 30, 2014, we were in compliance with all debt covenants.
6.     STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the six months ended June 30, 2014 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	123,472	—	123,472
Repurchase and retirement of common stock	(3,013,176)	(107,952)	—	—	(107,952)
Dividends declared on common stock ($0.2850 per share)	—	—	(44,983)	—	(44,983)
Stock option exercises	761,321	13,172	—	—	13,172
Shares issued under the Employee Stock Purchase Plan	34,594	1,004	—	—	1,004
Issuance of restricted stock	289,793	—	—	—	—
Forfeiture of restricted stock	(60,593)	—	—	—	—
Share-based compensation, net of forfeitures	—	8,186	—	—	8,186
Forward contract of accelerated share repurchase program	—	(46,000)	—	—	(46,000)
Other comprehensive income, net of tax	—	—	—	(472)	(472)
BALANCE, JUNE 30, 2014	155,512,734	$882,845	$671,459	$5,855	$1,560,159

The changes in stockholders’ equity for the six months ended June 30, 2013 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2012	156,745,542	$989,334	$443,569	$(18,048)	$1,414,855
Net income	—	—	97,585	—	97,585
Repurchase and retirement of common stock	(136,317)	(4,040)	—	—	(4,040)
Dividends declared on common stock ($0.2516 per share)	—	—	(39,522)	—	(39,522)
Stock option exercises	346,653	5,164	—	—	5,164
Shares issued under the Employee Stock Purchase Plan	39,858	909	—	—	909
Issuance of restricted stock	348,138	—	—	—	—
Forfeiture of restricted stock	(17,007)	—	—	—	—
Share-based compensation, net of forfeitures	—	7,517	—	—	7,517
Other comprehensive income, net of tax	—	—	—	24,358	24,358
BALANCE, JUNE 30, 2013	157,326,867	$998,884	$501,632	$6,310	$1,506,826

Accumulated Other Comprehensive Income

The following table provides the components of changes in AOCI for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Balance at the beginning of period	$6,483	$(15,942)	$6,327	$(18,048)
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $79 and $9 for the three months ended June 30, 2014 and 2013, respectively, and net of tax of $155 and $19 for the six months ended June 30, 2014 and 2013, respectively)	112	15	218	29
Reclassification of loss relating to interest rate cash flow hedges from AOCI to loss on extinguishment of debt (net of tax of $83 for the three and six months ended June 30, 2014)	117	—	117	—
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $14,287 and $15,652 for the three and six months ended June 30, 2013, respectively, and $655 for the three and six months ended June 30, 2014)	(917)	22,237	(917)	24,329
Derivative instruments, net of tax	(688)	22,252	(582)	24,358
Available-for-sale securities
Unrealized net gain on available-for-sale securities (net of tax of $43 and $79 for the three and six months ended June 30, 2014, respectively)	60	—	110	—
Available-for-sale securities, net of tax	60	—	110	—
Total other comprehensive income, net of tax	(628)	22,252	(472)	24,358
Balance at the end of period	$5,855	$6,310	$5,855	$6,310

Stock Split

In January 2014, we filed an amendment to our Articles of Incorporation, as previously approved by our shareholders, to increase the number of authorized shares of common stock to 300 million shares. On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution on February 28, 2014 to shareholders of record on February 18, 2014. As a result of the stock split and other issuances and retirements during the six months ended June 30, 2014, our outstanding shares increased from approximately 52.5 million shares as of December 31, 2013 to 155.5 million shares as of June 30, 2014. In addition, all unvested restricted stock awards, outstanding stock option awards and share reserves under our share-based compensation plans as discussed in Note 7 were adjusted under the terms of the respective agreements for this three-for-one split. The share and per share data in this Form 10-Q reflects the three-for-one stock split effective February 28, 2014, unless otherwise noted.
Accelerated Share Repurchase Program
On June 19, 2014, ITC Holdings entered into an accelerated share repurchase agreement of up to $150.0 million (minimum of $130.0 million) with JP Morgan Chase (“JP Morgan”) (the “ASR program”), which is part of the Board of Directors authorized share repurchase program for up to $250.0 million approved in April 2014 and expiring in December 2015. Under the ASR program, ITC Holdings paid $150.0 million to JP Morgan and received an initial delivery of 2.9 million shares with a fair market value of $104.0 million, based on the closing market price of $35.80 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction, less an agreed upon discount and adjusted for the initial share delivery. The ASR program is expected to be completed by the end of 2014.
The $46.0 million unsettled portion of the ASR program meets the criteria to be accounted for as a forward contract indexed to our stock and qualifies as an equity instrument. ITC Holdings recorded the $150.0 million payment as a reduction to common stock, which included the $104.0 million of initial shares repurchased and the unsettled forward contract of $46.0 million as of June 30, 2014. The initial delivery of shares resulted in an immediate reduction to our common stock outstanding used to calculate our earnings per share disclosed in Note 8.
ITC Holdings Sales Agency Financing Agreement
On July 27, 2011, ITC Holdings entered into a Sales Agency Financing Agreement with Deutsche Bank Securities Inc. as sales agent (the “SAFA”). Under the terms of the SAFA, ITC Holdings was able to issue and sell shares of common stock, without par value, from time to time, up to an aggregate sales proceeds amount of $250.0 million. No shares were issued under the SAFA prior to its expiration on July 27, 2014.

7.     SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
On May 20, 2014, pursuant to the Second Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”), we granted 652,900 options to purchase shares of our common stock with an exercise price of $36.73 per share, which was the closing price of our common stock on the date of grant. The options vest in three equal annual installments with the first installment vesting on May 20, 2015. In addition, on May 20, 2014, pursuant to the LTIP, we granted 259,014 shares of restricted stock at a fair value of $36.73 per share. Holders of restricted stock have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The restricted stock vests three years after the grant date. The holder of the restricted stock may not sell, transfer or pledge their shares of restricted stock until vesting occurs.
Stock Option Exercises
We issued 761,321 and 499,014 shares of our common stock during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, due to the exercise of stock options.

8.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three and six months ended June 30, 2014 and 2013 is presented in the following table (see additional information below under “Stock Split” for the recast share and per share data for the three and six months ended June 30, 2013 as a result of the three-for-one stock split):

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2014	2013	2014	2013
Numerator:
Net income	$54,336	$47,395	$123,472	$97,585
Less: dividends declared and paid — common and restricted shares	(22,530)	(19,789)	(44,983)	(39,522)
Undistributed earnings	31,806	27,606	78,489	58,063
Percentage allocated to common shares (a)	99.2%	99.0%	99.2%	99.0%
Undistributed earnings — common shares	31,552	27,331	77,861	57,482
Add: dividends declared and paid — common shares	22,347	19,605	44,609	39,143
Numerator for basic and diluted earnings per common share	$53,899	$46,936	$122,470	$96,625
Denominator:
Basic earnings per common share — weighted average common shares outstanding	156,427,493	155,645,337	156,309,340	155,458,851
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	1,541,565	1,288,170	1,523,485	1,222,989
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	157,969,058	156,933,507	157,832,825	156,681,840
Per common share net income:
Basic	$0.34	$0.30	$0.78	$0.62
Diluted	$0.34	$0.30	$0.78	$0.62

____________________________

(a)	Weighted average common shares outstanding	156,427,493	155,645,337	156,309,340	155,458,851
	Weighted average restricted shares (participating securities)	1,297,578	1,509,081	1,329,136	1,534,395
	Total	157,725,071	157,154,418	157,638,476	156,993,246
	Percentage allocated to common shares	99.2%	99.0%	99.2%	99.0%

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

	2014	2013
Outstanding stock options and ESPP shares (as of June 30)	4,891,913	5,374,689
Anti-dilutive stock options and ESPP shares (for the three and six months ended June 30)	654,231	942,333

Stock Split
Below are the effects of the stock split on earnings per share for the three and six months ended June 30, 2013:

(in thousands, except per share and share data)	Reported	Adjustment	Adjusted
For the three months ended June 30, 2013
Numerator for basic and diluted earnings per common share	$46,936	$—	$46,936
Denominator:
Basic earnings per common share — weighted average common shares	51,881,779	103,763,558	155,645,337
Incremental shares for stock options and employee stock purchase plan	429,390	858,780	1,288,170
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,311,169	104,622,338	156,933,507
Per common share net income:
Basic	$0.90	$(0.60)	$0.30
Diluted	$0.90	$(0.60)	$0.30
For the six months ended June 30, 2013
Numerator for basic and diluted earnings per common share	$96,625	$—	$96,625
Denominator:
Basic earnings per common share — weighted average common shares	51,819,617	103,639,234	155,458,851
Incremental shares for stock options and employee stock purchase plan	407,663	815,326	1,222,989
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,227,280	104,454,560	156,681,840
Per common share net income:
Basic	$1.86	$(1.24)	$0.62
Diluted	$1.85	$(1.23)	$0.62
Below are the effects of the stock split on other disclosures included for earnings per share for the three and six months ended June 30, 2013:
Percentage Allocated to Common Shares

	Reported	Adjustment	Adjusted
For the three months ended June 30, 2013
Weighted-average common shares outstanding	51,881,779	103,763,558	155,645,337
Weighted-average restricted shares (participating securities)	503,027	1,006,054	1,509,081
Total	52,384,806	104,769,612	157,154,418
Percentage allocated to common shares	99.0%	—%	99.0%
For the six months ended June 30, 2013
Weighted-average common shares outstanding	51,819,617	103,639,234	155,458,851
Weighted-average restricted shares (participating securities)	511,465	1,022,930	1,534,395
Total	52,331,082	104,662,164	156,993,246
Percentage allocated to common shares	99.0%	—%	99.0%
Outstanding and Anti-dilutive Stock Options and ESPP Shares

The outstanding stock options and the ESPP shares as of June 30, 2013 and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2013 were as follows:

	Reported		Adjusted
	June 30, 2013	Adjustment	June 30, 2013
Outstanding stock options and ESPP shares	1,791,563	3,583,126	5,374,689
Anti-dilutive stock options and ESPP shares	314,111	628,222	942,333

Impacts of the Accelerated Share Repurchase Program
The basic shares outstanding as of June 30, 2014 include the impacts of the initial delivery of 2.9 million shares received under the ASR, as described in Note 6. The forward contract component of the ASR of $46.0 million is excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2014 based on the volume-weighted average price calculated as of June 30, 2014, which results in an anti-dilutive impact on earnings per share. The final settlement amount may increase or decrease earnings per share at the settlement date depending upon the volume-weighted average share price of our common stock during the term of the transaction.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Retirement Plan Benefits
We have a qualified retirement plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the qualified retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the second quarter of 2014, we contributed $3.8 million to the defined benefit retirement plan. We do not expect to make any additional contributions to this plan in 2014.
We also have two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. The plans provide for benefits that supplement those provided by our other retirement plans. We contributed $5.1 million to these supplemental nonqualified, noncontributory, retirement benefit plans during the second quarter of 2014. We do not expect to make any additional contributions to these plans in 2014.
Net pension cost, by component, was as follows for the three and six months ended June 30, 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$1,267	$1,316	$2,533	$2,631
Interest cost	901	633	1,802	1,396
Expected return on plan assets	(885)	(717)	(1,770)	(1,434)
Amortization of prior service credit	(11)	(11)	(21)	(21)
Amortization of unrecognized loss	386	678	772	1,357
Net pension cost	$1,658	$1,899	$3,316	$3,929
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees. During the second quarter of 2014, we contributed $1.2 million to the postretirement benefit plan. We expect to make an estimated additional contribution of $5.0 million to the postretirement benefit plan during the second half of 2014.
Net postretirement cost, by component, was as follows for the three and six months ended June 30, 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$1,462	$1,444	$2,923	$2,887
Interest cost	498	391	996	781
Expected return on plan assets	(341)	(355)	(681)	(708)
Amortization of unrecognized loss	—	55	—	110
Net postretirement cost	$1,619	$1,535	$3,238	$3,070

Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.8 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$3,625	$—	$—
Mutual funds — fixed income securities	26,657	—	—
Mutual funds — equity securities	636	—	—
Total	$30,918	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$19,000	$—	$—
Mutual funds — fixed income securities	21,318	—	—
Mutual funds — equity securities	516	—	—
Total	$40,834	$—	$—

As of June 30, 2014 and December 31, 2013, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investment classified as trading securities and other comprehensive income for investments classified as available for sale if fair value falls below recorded cost.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2014. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2013 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,709.7 million and $3,299.0 million at June 30, 2014 and December 31, 2013, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,404.5 million and $3,100.9 million at June 30, 2014 and December 31, 2013, respectively.
Revolving and Term Loan Credit Agreements
At June 30, 2014 and December 31, 2013, we had a consolidated total of $601.0 million and $511.2 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
The amount of the potential use tax liability associated with the exemptions taken by ITCTransmission through June 30, 2014 is estimated to be approximately $19.7 million for periods still subject to audit, which includes approximately $3.9 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. ITCTransmission has not recorded this contingent liability as of June 30, 2014. However, in the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $10.9 million for periods still subject to audit; however, METC has not recorded any contingent liabilities as of June 30, 2014 associated with this matter. These higher use tax expenses would be included as components of net revenue requirements and resulting rates.
FERC Audit Refund
The FERC issued an order that identified certain findings and recommendations of certain staff of the FERC relating to specific aspects of the accounting treatment for the acquisition of the transmission assets of IP&L by ITC Midwest that requires adjustments to the MISO Regulated Operating Subsidiaries’ respective annual revenue requirement calculations and corresponding refunds. The amounts are being refunded through the cost-based formula rates in 2014. ITC Midwest, ITCTransmission and METC have recorded an aggregate regulatory liability for the refund and related interest of $6.6 million and $13.1 million as of June 30, 2014 and December 31, 2013, respectively, in the condensed consolidated statements of financial position.
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
Rate of Return on Equity and Capital Structure Complaint
On November 12, 2013, Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group, and Wisconsin Industrial Energy Group (the “joint complainants”) filed a complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the regional base rate of return on equity (“ROE”) for all MISO TOs, including ITCTransmission, METC and ITC Midwest (currently set at 12.38%) to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base regional ROE used in our formula transmission rate to 9.15%. The complaint also alleges that the rates of any MISO TO using a capital structure with greater than 50% for the equity component are likewise not just and reasonable (ITCTransmission, METC and ITC Midwest use their actual capital structures, which FERC has approved at a target of 60% equity). The complaint asks FERC to institute a uniform capital structure for MISO TOs in which the assumed equity component does not exceed 50%. The complaint also alleges the ROE adders currently approved for certain ITC operating companies, including adders currently utilized by ITCTransmission for being a member of an RTO and adders utilized by ITCTransmission and METC for being an independent transmission owner, are no longer just and reasonable, and seeks to have them eliminated. In the event a refund is required upon resolution of the complaint, the joint complainants are seeking a refund effective date of November 12, 2013.
On January 6, 2014, ITCTransmission, METC and ITC Midwest filed responses with the FERC to the Section 206 complaint (jointly with other MISO TOs and through a separate supplemental response), defending the use of the current regional base ROE, the use of current capital structures, and the approved ROE adders for RTO membership and independence. The responses seek dismissal of the complaint, or a denial of it on merits, with prejudice, as the joint complainants failed to meet their burden under Section 206 of the FPA to show that the current regional base ROE, approved capital structures and ROE adders approved for ITCTransmission and METC are no longer just and reasonable. Further, the responses argue that the current ROE, approved capital structures and adders encourage transmission investment, are especially appropriate given the benefits of the independent transmission company model and RTO membership and provide testimony to demonstrate that they remain just and reasonable.
On June 19, 2014, in a separate but related Section 206 complaint against certain ISO New England TOs, FERC adopted a new method for establishing ROEs for electric transmission utilities. The new method is based on a two-step process and uses both short-term and long-term growth projections in establishing ROEs, whereas the previous method used only short-term growth projections. Under this new method, FERC also reiterated its policy of capping the overall ROE, including adders, at the high end of the zone of reasonableness set by the two-step discounted cash flow (“DCF”) methodology. We expect the new method presented in the ISO New England ROE case will also be used in resolving the MISO ROE case.
It is reasonably possible that the refund exposure for a potential reduction to the ROEs of our MISO Regulated Operating Subsidiaries could result in a material impact on our results of operations, cash flows and financial condition. The range of potential impact of this matter to our consolidated results of operations, cash flows and financial condition is not estimable due to the uncertainty of the calculation of an authorized ROE along with the zone of reasonableness, which is directly affected by the newly adopted two-step DCF methodology. The ROEs to be established would be dependent on the appropriate proxy group and assumptions for short and long-term growth rates at the time the ROE is ultimately determined. There is additional uncertainty as to the effective date of any potential refund period. As of June 30, 2014, our MISO Regulated Operating Subsidiaries had a total of approximately $2.5 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.5 million. We continue to believe the likelihood of an unfavorable outcome of the complaint as it relates to the request to modify our existing capital structures is remote.

12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Regulated Operating Subsidiaries	$263,303	$229,891	$521,996	$447,271
ITC Holdings and other	92	152	184	304
Intercompany eliminations	(181)	(226)	(363)	(454)
Total Operating Revenues	$263,214	$229,817	$521,817	$447,121

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Regulated Operating Subsidiaries	$147,187	$125,199	$288,779	$244,459
ITC Holdings and other	(59,644)	(48,700)	(89,264)	(86,210)
Total Income Before Income Taxes	$87,543	$76,499	$199,515	$158,249

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Regulated Operating Subsidiaries	$90,296	$78,121	$176,849	$151,877
ITC Holdings and other	54,336	47,395	123,472	97,585
Intercompany eliminations	(90,296)	(78,121)	(176,849)	(151,877)
Total Net Income	$54,336	$47,395	$123,472	$97,585

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2014	2013
Regulated Operating Subsidiaries	$6,577,523	$6,174,888
ITC Holdings and other	3,810,270	3,619,759
Reconciliations / Intercompany eliminations (a)	(3,706,868)	(3,512,404)
Total Assets	$6,680,925	$6,282,243
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the six months ended June 30, 2014 or may affect future results include:

•
Our capital investment of $430.1 million at our Regulated Operating Subsidiaries for the six months ended June 30, 2014, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2014 and 2013 to fund capital investment at our Regulated Operating Subsidiaries and for general corporate purposes, resulting in higher interest expense;

•
Loss on extinguishment of debt of $29.1 million related to the tender of $115.6 million of the 5.875% ITC Holdings Senior Notes and $54.7 million of the 6.375% ITC Holdings Senior Notes as described in Note 5 to the condensed consolidated financial statements;

•	Debt maturing within one year of $250.0 million as of June 30, 2014 and the interest rates associated with the additional financing required;

•
The rate of return on equity (“ROE”) and capital structure complaint filed against all MISO Transmission Owners (“TOs”) including our MISO Regulated Operating Subsidiaries as described in Note 11 to the condensed consolidated financial statements; and

•
The accelerated share repurchase program (“ASR program”) entered in June 2014 for up to $150.0 million which is part of the Board of Directors authorized share repurchase program of up to $250.0 million authorized in April 2014 and expiring in December 2015 as described in Note 6 to the condensed consolidated financial statements.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through June 30, 2014, ITC Great Plains has invested $274.6 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million in its portion of the project, which is currently anticipated to be completed by the end of 2014.
Regulatory Assets
As of June 30, 2014, we have recorded a total of $14.0 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates as discussed in Note 3 of the condensed consolidated financial statements.
Development Bonuses
We recognized general and administrative expenses of $0.7 million and $2.2 million during the three and six months ended June 30, 2014, respectively, and $0.7 million and $2.1 million during the three and six months ended June 30, 2013, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
Multi-Value Projects
2011 MISO Multi-Value Projects
In 2011, MISO implemented its Multi-Value Project (“MVP”) cost allocation methodology. In December 2011, MISO approved a portfolio of MVPs which includes portions of four MVPs that we will construct, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri and will be constructed by ITC Midwest. We currently estimate we will invest approximately $800 million in our portions of the MVPs from 2014 through 2018.

Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. In September 2013, Phase 1 of the Thumb Loop project, consisting of approximately 62 miles, was placed into service. Phase 2, consisting of approximately 20 miles, was placed into service in May 2014. Through June 30, 2014, ITCTransmission has invested $410.2 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million in the project, which is currently anticipated to be completed in 2015.
Rate of Return on Equity and Capital Structure Complaint
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the regional base rate of return on equity for all MISO TOs, including ITCTransmission, METC and ITC Midwest to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the regional base ROE rate used in our formula transmission rate from 12.38% to 9.15%, reducing the equity component of our capital structure from the FERC approved 60% to 50% and terminating the ROE adders currently approved for certain ITC operating companies, including adders currently utilized by ITCTransmission and METC. In the event a refund is required upon resolution of the complaint, the joint complainants are seeking a refund effective date as of November 12, 2013.
We believe that the ROE along with the ROE adders and approved capital structure encourage transmission investment and offset the burdens associated with maintaining the independent transmission business model and RTO membership. ITCTransmission, METC and ITC Midwest filed responses during the first quarter of 2014, separately and together with other MISO TOs, that seek dismissal of the complaint for its failure to satisfy the requirements of FPA Section 206 and the FERC’s accompanying Rules, or denial of the complaint on the merits, with prejudice.
It is reasonably possible that the refund exposure for a potential reduction to the ROEs of our MISO Regulated Operating Subsidiaries could result in a material impact on our results of operations, cash flows, and financial condition. The range of potential impact of this matter is not estimable due to the uncertainty of the calculation of an authorized ROE along with the zone of reasonableness, which is directly affected by the newly adopted two-step discounted cash flow methodology. The ROE to be established would be dependent on the appropriate proxy group and assumptions for short and long-term growth rates at the time the ROE is ultimately determined. There is additional uncertainty as to the effective date of any potential refund period. As of June 30, 2014, our MISO Regulated Operating Subsidiaries had a total of approximately $2.5 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.5 million. We continue to believe the likelihood of an unfavorable outcome of the complaint as it relates to the request to modify our existing capital structures is remote. See further discussion in Note 11 to the condensed consolidated financial statements.
Stock Split
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares were distributed on February 28, 2014, to the shareholders of record on February 18, 2014. See further discussion in Note 6 to the condensed consolidated financial statements.
Accelerated Share Repurchase Program
On June 19, 2014, ITC Holdings entered into an accelerated share repurchase agreement of up to $150.0 million (minimum of $130.0 million) with JP Morgan Chase (“JP Morgan”), which is part of the Board of Directors authorized share repurchase program for up to $250.0 million approved in April 2014 and expiring in December 2015. Under the ASR program, ITC Holdings paid $150.0 million to JP Morgan and received an initial delivery of 2.9 million shares with a fair market value of $104.0 million based on the closing market price of $35.80 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction. The ASR program is expected to be completed by the end of 2014.
See further discussion in Note 6 and Note 8 to the condensed consolidated financial statements.
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
The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2014			2013			2012
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,730	6,310	2,998	7,593	6,215	2,801	7,264	6,145	2,789
February	7,367	6,230	2,822	7,141	5,846	2,693	6,919	5,754	2,592
March	7,221	6,067	2,763	6,817	5,552	2,587	6,941	5,708	2,443
April	6,439	5,528	2,410	6,566	5,321	2,451	6,403	5,259	2,296
May	8,200	6,131	2,828	8,956	6,490	2,646	8,947	6,459	2,700
June	10,069	7,463	3,015	10,335	7,643	3,099	11,652	8,738	3,388
July				11,694	8,987	3,573	12,180	9,354	3,636
August				10,158	7,809	3,509	11,081	8,508	3,445
September				11,046	8,171	3,447	9,094	7,349	3,443
October				7,562	5,485	2,675	6,566	5,429	2,539
November				7,017	5,947	2,702	7,022	5,829	2,631
December				7,651	6,206	2,920	7,230	5,928	2,645
Total	47,026	37,729	16,836	102,536	79,672	35,103	101,299	80,460	34,547
____________________________

(a)
Our MISO Regulated Operating Subsidiaries are each part of a joint rate zone. The load data presented is for all TOs in the respective joint rate zone and is used for billing network revenues. Each of our MISO Regulated Operating Subsidiaries makes up the most significant portion of the rates or revenue requirement billed to network load within their respective joint rate zone.

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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	six months ended	year ending
Source of Investment	2014-2018	June 30, 2014 (a)	December 31, 2014
ITCTransmission (b)	$647	$140.8	$250 — 285
METC	546	73.9	130 — 150
ITC Midwest (c)	1,991	119.6	255 — 290
ITC Great Plains	194	95.8	95 — 115
Development	1,122	—	—
Total	$4,500	$430.1	$730 — 840
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2014	2013	(decrease)	(decrease)	2014	2013	(decrease)	(decrease)
OPERATING REVENUES	$263,214	$229,817	$33,397	14.5%	$521,817	$447,121	$74,696	16.7%
OPERATING EXPENSES
Operation and maintenance	25,836	29,668	(3,832)	(12.9)%	50,697	54,181	(3,484)	(6.4)%
General and administrative	30,308	43,939	(13,631)	(31.0)%	58,270	78,865	(20,595)	(26.1)%
Depreciation and amortization	31,295	29,295	2,000	6.8%	62,673	57,781	4,892	8.5%
Taxes other than income taxes	17,076	16,094	982	6.1%	38,269	32,764	5,505	16.8%
Other operating (income) and expenses — net	(229)	(173)	(56)	32.4%	(461)	(345)	(116)	33.6%
Total operating expenses	104,286	118,823	(14,537)	(12.2)%	209,448	223,246	(13,798)	(6.2)%
OPERATING INCOME	158,928	110,994	47,934	43.2%	312,369	223,875	88,494	39.5%
OTHER EXPENSES (INCOME)
Interest expense	45,854	40,402	5,452	13.5%	91,163	79,465	11,698	14.7%
Allowance for equity funds used during construction	(4,932)	(8,292)	3,360	(40.5)%	(9,944)	(17,025)	7,081	(41.6)%
Loss on extinguishment of debt	29,074	—	29,074	n/a	29,074	—	29,074	n/a
Other income	(236)	(286)	50	(17.5)%	(397)	(495)	98	(19.8)%
Other expense	1,625	2,671	(1,046)	(39.2)%	2,958	3,681	(723)	(19.6)%
Total other expenses (income)	71,385	34,495	36,890	106.9%	112,854	65,626	47,228	72.0%
INCOME BEFORE INCOME TAXES	87,543	76,499	11,044	14.4%	199,515	158,249	41,266	26.1%
INCOME TAX PROVISION	33,207	29,104	4,103	14.1%	76,043	60,664	15,379	25.4%
NET INCOME	$54,336	$47,395	$6,941	14.6%	$123,472	$97,585	$25,887	26.5%
Operating Revenues
Three months ended June 30, 2014 compared to three months ended June 30, 2013
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2014		2013		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$186,300	70.8%	$177,880	77.4%	$8,420	4.7%
Regional cost sharing revenues	63,934	24.3%	40,325	17.5%	23,609	58.5%
Point-to-point	3,952	1.5%	4,055	1.8%	(103)	(2.5)%
Scheduling, control and dispatch	3,231	1.2%	3,133	1.4%	98	3.1%
Other	5,797	2.2%	4,424	1.9%	1,373	31.0%
Total	$263,214	100.0%	$229,817	100.0%	$33,397	14.5%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2014 as compared to the same period in 2013. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
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

Six months ended June 30, 2014 compared to six months ended June 30, 2013
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2014		2013		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$375,076	71.9%	$349,165	78.1%	$25,911	7.4%
Regional cost sharing revenues	123,253	23.6%	77,794	17.4%	45,459	58.4%
Point-to-point	9,637	1.8%	8,424	1.9%	1,213	14.4%
Scheduling, control and dispatch	6,393	1.2%	6,122	1.4%	271	4.4%
Other	7,458	1.5%	5,616	1.2%	1,842	32.8%
Total	$521,817	100.0%	$447,121	100.0%	$74,696	16.7%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2014 as compared to the same period in 2013. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service.
Operating revenues for the six months ended June 30, 2014 include the network, regional cost sharing and scheduling, control and dispatch revenue accruals and deferrals as calculated below:

				ITC	ITC Great	Total net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$119,079	$99,978	$153,240	$2,779
2	Network revenues billed (b)	118,391	103,879	149,958	2,959
3	Network revenue accruals (deferrals) (line 1 — line 2)	688	(3,901)	3,282	(180)
4	Regional cost sharing revenue accruals (deferrals) (c)	1,750	(4,134)	(125)	(2,602)
5	Scheduling, control and dispatch revenue accruals (deferrals) (c)	229	(7)	(348)	—
6	Total net revenue accrual (deferral) (line 3 + line 4)	$2,667	$(8,042)	$2,809	$(2,782)	$(5,348)
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

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2014 of $2.305 per kW/month, $2.781 per kW/month and $8.795 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month less amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2012 true-up adjustments. The rates for 2014 include amounts for the collection and refund of the 2012 revenue accruals and deferrals and related accrued interest as well as the FERC audit refund and related interest, as discussed in Note 11 to the condensed consolidated financial statements under “FERC Audit Refund.” The revenues billed in 2014 associated with the 2012 revenue accruals, deferrals and the amounts associated with the FERC audit refund are not included in the revenues billed. Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement of $58.1 million for 2014 and include amounts for the collection and refund of the 2012 revenue accruals and deferrals and related accrued interest.

(c)
These revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The revenue accruals and deferrals and related accrued interest are included in these revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements and a decrease in substation maintenance activities.
General and administrative expenses
Three months ended June 30, 2014 compared to three months ended June 30, 2013
General and administrative expenses decreased $18.7 million due to legal, advisory and financial services fees incurred in the prior period relating to the terminated Entergy Transaction. The decrease was partially offset by higher professional services such as legal, advisory and financial services fees of $2.8 million unrelated to the Entergy Transaction in addition to $1.1 million of higher compensation expenses primarily due to personnel additions.
Six months ended June 30, 2014 compared to six months ended June 30, 2013
General and administrative expenses decreased $27.4 million due to legal, advisory and financial services fees incurred in the prior period relating to the terminated Entergy Transaction. The decrease was partially offset by higher professional services such as legal, advisory and financial services fees of $3.7 million unrelated to the Entergy Transaction in addition to $1.9 million of higher compensation expenses primarily due to personnel additions.
Depreciation and amortization expenses
Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2013 capital additions, which are included in the assessments for 2014 personal property taxes.
Other Expenses (Income)
Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt related to the tender of $115.6 million of the 5.875% ITC Holdings Senior Notes and $54.7 million of the 6.375% ITC Holdings Senior Notes as described in Note 5 to the condensed consolidated financial statements.

Income Tax Provision
Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our effective tax rates for the three months ended June 30, 2014 and 2013 were 37.9% and 38.0%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $3.4 million (net of federal deductibility) during the three months ended June 30, 2014, compared to a state income tax provision of $2.5 million (net of federal deductibility) for the three months ended June 30, 2013.
Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our effective tax rates for the six months ended June 30, 2014 and 2013 were 38.1% and 38.3%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $7.9 million (net of federal deductibility) during the six months ended June 30, 2014, compared to a state income tax provision of $5.4 million (net of federal deductibility) for the six months ended June 30, 2013.
In addition to the items noted above, our effective tax rate exceeded our 35% statutory federal income tax rate for the six months ended June 30, 2014 due to the previously assumed non-deductibility of certain costs incurred to facilitate the now canceled Entergy Transaction.

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

•
Fund our debt service requirements, including principal repayments and periodic interest payments. We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures and for general corporate purposes.

•
Fund contributions to our retirement plans, as described in Note 9 to the condensed consolidated financial statements. We expect to make an estimated additional contribution of approximately $5.0 million to these plans in 2014. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement plans to be higher than we have experienced in the past.

•	Fund our authorized share repurchase program as described in Note 6 to the condensed consolidated financial statements.
In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Note 11 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have in addition to the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 5 to the condensed consolidated financial statements, we entered into new revolving credit agreements in March 2014 at ITC Holdings and its Regulated Operating Subsidiaries totaling $1.0 billion, an increase of $275.0 million from the prior revolving credit agreements. As of June 30, 2014, we had consolidated indebtedness under our revolving and term loan credit agreements of $601.0 million, with unused capacity under the revolving credit agreements of $710.0 million. See Note 5 to the condensed consolidated financial statements for a detailed discussion of these agreements. During the three months ended June 30, 2014, we completed financings as described below.
On May 28, 2014, ITC Holdings issued $400.0 million aggregate principal amount of its 3.65% Senior Notes, due June 15, 2024. The proceeds from the issuance were used to repay the senior notes validly tendered in the tender offer described in Note 5 to the condensed consolidated financial statements and for general corporate purposes, primarily the repayment of borrowings under the ITC Holdings revolving credit agreement.
On June 10, 2014, ITCTransmission issued $75.0 million of 4.27% First Mortgage Bonds, Series F, due June 10, 2044 and agreed to issue an additional $25.0 million of First Mortgage Bonds, Series F on August 22, 2014. The proceeds from the June issuance were used for general corporate purposes, primarily the repayment of borrowings under the ITCTransmission revolving credit agreement. See Note 5 to the condensed consolidated financial statements for further discussion.
As of June 30, 2014, we had approximately $250.0 million of debt maturing within one year, which may be refinanced with long-term debt. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

(b)
On April 15, 2014, Moody’s Investor Service, Inc. reaffirmed the credit ratings for ITC Holdings and the operating subsidiaries. All of the ratings have a stable outlook with the exception of ITC Great Plains which was updated to a positive outlook on May 5, 2014.

Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds, unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2013. As of June 30, 2014, we were in compliance with all debt covenants. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.

Cash Flows From Operating Activities
Net cash provided by operating activities was $196.0 million and $184.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $77.2 million during the six months ended June 30, 2014 compared to the same period in 2013. The increase was partially offset by higher interest payments (net of interest capitalized) of $27.6 million, an increase in payments for operating expenses of $17.8 million and higher income taxes paid of $13.8 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $375.4 million and $426.1 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the six months ended June 30, 2014 compared to the same period in 2013.
Cash Flows From Financing Activities
Net cash provided by financing activities was $154.2 million and $279.0 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in cash provided by financing activities was due primarily to the payments of $198.5 million to retire long-term debt at ITC Holdings, the net decrease of $131.7 million in amounts outstanding under our revolving and term loan credit agreements and the payment of $150.0 million for the accelerated share repurchase program during the six months ended June 30, 2014 compared to the same period in 2013. These decreases were partially offset by an increase in proceeds from long-term debt issuances of $373.7 million. See Note 5 to the condensed consolidated financial statements for detail on the issuances and retirements of long-term debt.
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

•
The $50.0 million borrowed under the METC unsecured, unguaranteed term loan credit agreement entered into in January 2014, due February 2015, which was primarily used to repay outstanding revolving credit borrowings;

•
The issuance of $400.0 million aggregate principal amount of ITC Holdings 3.65% Senior Notes, due June 2024, in May 2014, which was primarily used for the cash tender offer (described in Note 5 to the condensed consolidated financial statements) and to repay outstanding revolving credit borrowings;

•
The issuance of $75.0 million aggregate principal amount of ITCTransmission 4.27% First Mortgage Bonds, Series F, due 2044, in June 2014, which was primarily used to repay outstanding revolving credit borrowings; and

•	The $115.6 million of the 5.875% ITC Holdings Senior Notes and $54.7 million of the 6.375% ITC Holdings Senior Notes validly tendered on May 30, 2014 which were subsequently retired.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2013 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,709.7 million at June 30, 2014. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,404.5 million at June 30, 2014. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, at June 30, 2014. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2014 would decrease the fair value of debt by $132.6 million, and a decrease in interest rates of 10% at June 30, 2014 would increase the fair value of debt by $143.5 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2014, we had a consolidated total of $601.0 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at June 30, 2014 would increase or decrease the total interest expense by $0.7 million, respectively, for an annual period on a constant borrowing level of $601.0 million.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2013, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)

April 2014 (b)	18,520	$36.75	—	$250.0
May 2014 (b)	77,366	36.76	—	250.0
June 2014 (c)	2,908,164	35.80	2,905,028	146.0
Total	3,004,050	$35.83	2,905,028
____________________________

(a)
In April 2014, our board of directors authorized a share repurchase program for up to $250.0 million of common stock, which expires in December 2015. Pursuant to such authorization, on June 20, 2014, ITC Holdings entered into an accelerated share repurchase agreement with JP Morgan (“ASR program”) of up to $150.0 million (minimum of $130.0 million), under which ITC Holdings was delivered a specified number of shares based on the closing market price of $35.80 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction. On June 19, 2014 ITC Holdings paid $150.0 million to JP Morgan and received an initial delivery of 2,905,028 shares with a fair market value of $104.0 million.

(b)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(c)
Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock in addition to shares delivered under the ASR program in which ITC Holdings received an initial delivery of 2,905,028 shares. See Note 6 to the condensed consolidated financial statements for detailed discussion on the ASR program.

ITEM 5. OTHER INFORMATION
On April 4, 2014 the Board of Directors approved an amendment to ITC Holdings’ Employee Stock Purchase Plan (“ESPP”), adding 125,000 shares to the total shares available for issuance under the ESPP. Adoption of the amendment was contingent on approval from ITC Holdings shareholders. On May 21, 2014, the amendment was approved by ITC Holdings’ shareholders. A copy of the ESPP, as amended, is attached to this Form 10-Q as an exhibit.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

4.36
Fifth Supplemental Indenture, dated May 16, 2014, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as Trustee (filed with Registrant’s Form 8-K on May 16, 2014).

4.37	ITC Holdings Corp. Employee Stock Purchase Plan, as amended May 21, 2014.

4.38	Second Supplemental Indenture, dated as of June 4, 2014 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on June 4, 2014).

4.39
Sixth Supplemental Indenture, dated as of May 23, 2014, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on June 10, 2014).

10.132
Amended and Restated Generator Interconnection Agreement entered into by and among Midcontinent Independent System Operator, Inc., Michigan Electric Transmission Company, LLC and Consumers Energy Company, effective May 2, 2014

10.133	Form of Notice and Amendment to Stock Option Agreement for Executive Officers under Amended and Restated 2003 Stock Purchase and Option Plan, as amended (May 2014)

10.134	Form of Notice and Amendment to Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2014)

10.135	Form of Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2014)

10.136	Form of Stock Award Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 6, 2014

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Vice President, Treasurer and Interim Chief Financial Officer (principal financial officer)