Form 10-Q
period 2014-09-30
ITC Holdings Corp.
filed 2014-10-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 24, 2014 was 155,734,925.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$11,596	$34,275
Accounts receivable	119,363	89,348
Inventory	30,563	31,986
Deferred income taxes	25,359	17,225
Regulatory assets — revenue accruals, including accrued interest	5,623	6,334
Prepaid and other current assets	8,994	12,370
Total current assets	201,498	191,538
Property, plant and equipment (net of accumulated depreciation and amortization of $1,365,379 and $1,330,094, respectively)	5,337,474	4,846,526
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $24,088 and $21,616, respectively)	49,198	49,328
Other regulatory assets	185,532	179,068
Deferred financing fees (net of accumulated amortization of $12,702 and $15,261, respectively)	29,363	25,585
Other	54,136	40,035
Total other assets	1,268,392	1,244,179
TOTAL ASSETS	$6,807,364	$6,282,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$115,857	$111,145
Accrued payroll	19,649	21,930
Accrued interest	34,888	53,049
Accrued taxes	26,648	29,805
Regulatory liabilities — revenue deferrals, including accrued interest	38,156	33,120
Refundable deposits from generators for transmission network upgrades	19,284	23,283
Debt maturing within one year	200,000	200,000
Other	15,902	27,047
Total current liabilities	470,384	499,379
Accrued pension and postretirement liabilities	59,205	53,704
Deferred income taxes	662,349	562,938
Regulatory liabilities — revenue deferrals, including accrued interest	62,585	36,447
Regulatory liabilities — accrued asset removal costs	67,344	67,571
Refundable deposits from generators for transmission network upgrades	7,004	19,328
Other	21,404	17,032
Long-term debt	3,840,141	3,412,112
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 155,731,299 and 157,500,795 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	890,974	1,014,435
Retained earnings	720,036	592,970
Accumulated other comprehensive income	5,938	6,327
Total stockholders’ equity	1,616,948	1,613,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,807,364	$6,282,243
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
OPERATING REVENUES	$270,134	$238,782	$791,951	$685,903
OPERATING EXPENSES
Operation and maintenance	29,038	29,725	79,735	83,906
General and administrative	28,812	31,902	87,082	110,767
Depreciation and amortization	31,936	29,802	94,609	87,583
Taxes other than income taxes	19,205	16,728	57,474	49,492
Other operating (income) and expenses — net	(289)	(197)	(750)	(542)
Total operating expenses	108,702	107,960	318,150	331,206
OPERATING INCOME	161,432	130,822	473,801	354,697
OTHER EXPENSES (INCOME)
Interest expense — net	47,328	44,062	138,491	123,527
Allowance for equity funds used during construction	(4,921)	(8,290)	(14,865)	(25,315)
Loss on extinguishment of debt	—	—	29,074	—
Other income	(244)	(786)	(618)	(824)
Other expense	761	2,164	3,696	5,388
Total other expenses (income)	42,924	37,150	155,778	102,776
INCOME BEFORE INCOME TAXES	118,508	93,672	318,023	251,921
INCOME TAX PROVISION	44,635	34,688	120,678	95,352
NET INCOME	$73,873	$58,984	$197,345	$156,569
Basic earnings per common share	$0.47	$0.37	$1.26	$1.00
Diluted earnings per common share	$0.47	$0.37	$1.25	$0.99
Dividends declared per common share	$0.1625	$0.1417	$0.4475	$0.3933
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
NET INCOME	$73,873	$58,984	$197,345	$156,569
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 6)	169	110	(413)	24,468
Available-for-sale securities, net of tax (Note 6)	(86)	87	24	87
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	83	197	(389)	24,555
TOTAL COMPREHENSIVE INCOME	$73,956	$59,181	$196,956	$181,124
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197,345	$156,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,609	87,583
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	29,175	30,369
Deferred income tax expense	86,935	69,733
Allowance for equity funds used during construction	(14,865)	(25,315)
Loss on extinguishment of debt	29,074	—
Other	15,474	13,113
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(24,057)	(31,115)
Inventory	1,423	1,075
Prepaid and other current assets	3,377	11,208
Accounts payable	(16,382)	4,044
Accrued payroll	(1,710)	(1,707)
Accrued interest	(18,161)	(14,538)
Accrued taxes	(3,156)	(10,467)
Other current liabilities	(13,486)	7,979
Other non-current assets and liabilities, net	(4,694)	(6,328)
Net cash provided by operating activities	360,901	292,203
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(549,599)	(630,485)
Proceeds from sale of marketable securities	199	42,174
Purchases of marketable securities	(5,490)	(43,398)
Other	2,624	(3,340)
Net cash used in investing activities	(552,266)	(635,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	498,664	933,025
Borrowings under revolving credit agreements	1,397,800	890,400
Borrowings under term loan credit agreements	110,000	535,000
Retirement of long-term debt — including debt retirement costs	(248,494)	(452,000)
Repayments of revolving credit agreements	(1,319,500)	(1,004,100)
Repayments under term loan credit agreements	(39,000)	(475,000)
Issuance of common stock	19,666	8,213
Dividends on common and restricted stock	(70,279)	(61,821)
Refundable deposits from generators for transmission network upgrades	5,833	26,898
Repayment of refundable deposits from generators for transmission network upgrades	(22,155)	(30,279)
Repurchase and retirement of common stock	(108,136)	(4,508)
Forward contract of accelerated share repurchase program	(46,000)	—
Other	(9,713)	1,535
Net cash provided by financing activities	168,686	367,363
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,679)	24,517
CASH AND CASH EQUIVALENTS — Beginning of period	34,275	26,187
CASH AND CASH EQUIVALENTS — End of period	$11,596	$50,704
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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2014	2013
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$154,410	$135,058
Income taxes paid — net	25,744	11,593
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment (a)	$92,557	$74,694
Allowance for equity funds used during construction	14,865	25,315
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2014 or 2013, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

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
3.    REGULATORY MATTERS
Start-Up, Development and Pre-Construction Regulatory Assets
As of September 30, 2014, we have recorded a total of $14.0 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.

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
The current and non-current regulatory assets are recorded in the condensed consolidated statements of financial position in regulatory assets — revenue accruals, including accrued interest and other non-current assets, respectively. The current and non-current regulatory liabilities are recorded in regulatory liabilities — revenue deferrals, including accrued interest. The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2014:

(in thousands)	Total
Balance as of December 31, 2013	$(60,196)
Net refund of 2012 revenue deferrals and accruals, including accrued interest	20,445
Net revenue deferral for the nine months ended September 30, 2014	(47,843)
Net accrued interest payable for the nine months ended September 30, 2014	(1,777)
Balance as of September 30, 2014	$(89,371)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals and associated accrued interest are recorded in the condensed consolidated statements of financial position as follows:

(in thousands)	Total
Current assets	$5,623
Non-current assets — other	5,747
Current liabilities	(38,156)
Non-current liabilities	(62,585)
Balance as of September 30, 2014	$(89,371)
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2014 and December 31, 2013, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $35.0 million and $37.2 million (net of accumulated amortization of $23.4 million and $21.2 million) as of September 30, 2014 and December 31, 2013, respectively.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain TOs to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.2 million and $12.1 million (net of accumulated amortization of $0.6 million and $0.4 million) as of September 30, 2014 and December 31, 2013, respectively.
During the three months ended September 30, 2014 and 2013, we recognized $0.9 million and $0.8 million, respectively, of amortization expense of our intangible assets and $2.5 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2014 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. On August 18, 2014, ITC Holdings entered into a 10-year forward starting interest rate swap agreement with a notional amount of $25.0 million. The interest rate swap manages interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of September 30, 2014, ITC Holdings had $139.4 million outstanding under the 5.875% Senior Notes subsequent to the cash tender offer described below.
The 10-year term interest rate swap calls for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 3.217% effective for the 10-year period beginning September 30, 2016 after the agreement has been terminated. The agreement includes a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swap of September 30, 2016. The interest rate swap has been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swap to the issuance date of the debt obligation. On October 8, 2014, ITC Holdings entered into an additional interest rate swap contract with terms comparable to the interest rate swap described above, consisting of an additional $25.0 million notional amount of a 10-year term interest rate swap with a fixed rate of 3.075%.
As of September 30, 2014, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swap qualifies for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2014, the fair value of the derivative instrument was an asset of $0.1 million recorded to other non-current assets. The interest rate swap does not contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
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
The interest rate swaps qualified for hedge accounting treatment and the loss of $1.6 million was recognized as of September 30, 2014 for the effective portion of the hedges and recorded net of tax in AOCI. This amount will be amortized as a component of interest expense over the lives of the related debt.
ITC Holdings
On December 20, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement, due September 30, 2016, with an initial borrowing capacity of $200.0 million which was borrowed in full as of March 31, 2014. As of September 30, 2014 and December 31, 2013, ITC Holdings had $161.0 million and $140.0 million outstanding under this agreement, respectively. The term loan bears interest at a variable rate, subject to adjustment based on ITC Holdings’ credit rating. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.3% at September 30, 2014.
In May 2014, ITC Holdings commenced a cash tender offer for any and all of the outstanding $255.0 million ITC Holdings 5.875% Senior Notes due September 30, 2016 and $255.0 million ITC Holdings 6.375% Senior Notes due September 30, 2036, under which $115.6 million of the 5.875% Senior Notes and $54.7 million of the 6.375% Senior Notes were validly tendered on May 30, 2014. All of the Senior Notes validly tendered were subsequently retired with the proceeds from the $400.0 million 3.65% Senior Notes described below. ITC Holdings incurred a loss on extinguishment of debt of $29.1 million related to the tender premium and the write-off of deferred debt issuance costs and other expenses.
On June 4, 2014, ITC Holdings issued $400.0 million aggregate principal amount of its 3.65% Senior Notes, due June 15, 2024. The proceeds from the issuance were used for the cash tender offer described above and for general corporate purposes, primarily the repayment of borrowings under the ITC Holdings revolving credit agreement. The ITC Holdings Senior Notes are issued under its indentures. All issuances of ITC Holdings Senior Notes are unsecured.
ITCTransmission
On June 10, 2014, ITCTransmission issued $75.0 million of the total face amount of $100.0 million of 4.27% First Mortgage Bonds, Series F, due June 10, 2044 (“First Mortgage Bonds”). ITCTransmission issued the remaining $25.0 million of First Mortgage Bonds on August 22, 2014. The proceeds from both issuances were used for general corporate purposes, primarily the repayment of borrowings under the ITCTransmission revolving credit agreement. All of ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.
METC
On January 31, 2014, METC entered into an unsecured, unguaranteed term loan credit agreement, under which METC borrowed the maximum of $50.0 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. The term loan is scheduled to mature on February 2, 2015 and bears interest at a variable rate, subject to adjustment based on METC’s credit rating. The weighted average interest rate on the borrowing outstanding under the term loan was 1.2% at September 30, 2014.

ITC Great Plains
In October 2014, ITC Great Plains priced $150.0 million of 4.16% First Mortgage Bonds, Series A, due 2044. The proceeds will be used to repay the $100.0 million borrowed under the ITC Great Plains’ term loan and for general corporate purposes, including the repayment of borrowings under the ITC Great Plains’ revolving credit agreement. ITC Great Plains’ First Mortgage Bonds will be issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.
Revolving Credit Agreements
On March 28, 2014, ITC Holdings and its Regulated Operating Subsidiaries entered into new unsecured, unguaranteed revolving credit agreements maturing in March 2019, which replaced their existing revolving credit agreements. At September 30, 2014, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$45.0	$355.0	1.4%	(c)	0.175%
ITCTransmission	100.0	2.4	97.6	1.1%	(d)	0.10%
METC	100.0	41.3	58.7	1.1%	(d)	0.10%
ITC Midwest	250.0	162.4	87.6	1.2%	(d)	0.10%
ITC Great Plains	150.0	98.4	51.6	1.2%	(e)	0.125%
Total	$1,000.0	$349.5	$650.5
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

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

(e)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.125% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, plus an applicable margin of 0.125%, subject to adjustments based on ITC Great Plains' credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of September 30, 2014, we were in compliance with all debt covenants.

6.     STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2014 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	197,345	—	197,345
Repurchase and retirement of common stock	(3,018,225)	(108,136)	—	—	(108,136)
Dividends declared on common stock ($0.4475 per share)	—	—	(70,279)	—	(70,279)
Stock option exercises	977,491	18,095	—	—	18,095
Shares issued under the Employee Stock Purchase Plan	53,056	1,571	—	—	1,571
Issuance of restricted stock	305,718	—	—	—	—
Forfeiture of restricted stock	(87,536)	—	—	—	—
Share-based compensation, net of forfeitures	—	11,009	—	—	11,009
Forward contract of accelerated share repurchase program	—	(46,000)	—	—	(46,000)
Other comprehensive loss, net of tax	—	—	—	(389)	(389)
BALANCE, SEPTEMBER 30, 2014	155,731,299	$890,974	$720,036	$5,938	$1,616,948

The changes in stockholders’ equity for the nine months ended September 30, 2013 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2012	156,745,542	$989,334	$443,569	$(18,048)	$1,414,855
Net income	—	—	156,569	—	156,569
Repurchase and retirement of common stock	(151,164)	(4,508)	—	—	(4,508)
Dividends declared on common stock ($0.3933 per share)	—	—	(61,821)	—	(61,821)
Stock option exercises	430,542	6,860	—	—	6,860
Shares issued under the Employee Stock Purchase Plan	57,072	1,353	—	—	1,353
Issuance of restricted stock	365,433	—	—	—	—
Forfeiture of restricted stock	(33,363)	—	—	—	—
Share-based compensation, net of forfeitures	—	10,670	—	—	10,670
Other comprehensive income, net of tax	—	—	—	24,555	24,555
BALANCE, SEPTEMBER 30, 2013	157,414,062	$1,003,709	$538,317	$6,507	$1,548,533

Accumulated Other Comprehensive Income

The following table provides the components of changes in AOCI for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance at the beginning of period	$5,855	$6,310	$6,327	$(18,048)
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $88 and $71 for the three months ended September 30, 2014 and 2013, respectively, and net of tax of $243 and $90 for the nine months ended September 30, 2014 and 2013, respectively)	122	110	340	139
Reclassification of loss relating to interest rate cash flow hedges from AOCI to loss on extinguishment of debt (net of tax of $83 for the nine months ended September 30, 2014)	—	—	117	—
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $34 for the three months ended September 30, 2014 and $621 and $15,652 for the nine months ended September 30, 2014 and 2013, respectively)	47	—	(870)	24,329
Derivative instruments, net of tax	169	110	(413)	24,468
Available-for-sale securities
Unrealized net gain on available-for-sale securities (net of tax of $63 and $16 for the three and nine months ended September 30, 2014, respectively, and $56 for the three and nine months ended September 30, 2013)	(86)	87	24	87
Available-for-sale securities, net of tax	(86)	87	24	87
Total other comprehensive income (loss), net of tax	83	197	(389)	24,555
Balance at the end of period	$5,938	$6,507	$5,938	$6,507

Stock Split

In January 2014, we filed an amendment to our Articles of Incorporation, as previously approved by our shareholders, to increase the number of authorized shares of common stock to 300 million shares. On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution on February 28, 2014 to shareholders of record on February 18, 2014. As a result of the stock split and other issuances and retirements during the nine months ended September 30, 2014, our outstanding shares increased from approximately 52.5 million shares (unadjusted for the three-for-one stock split) as of December 31, 2013 to 155.7 million shares as of September 30, 2014. In addition, all unvested restricted stock awards, outstanding stock option awards and share reserves under our share-based compensation plans as discussed in Note 7 were adjusted under the terms of the respective agreements for this three-for-one split. The share and per share data in this Form 10-Q reflects the three-for-one stock split effective February 28, 2014, unless otherwise noted.
Accelerated Share Repurchase Program
On June 19, 2014, ITC Holdings entered into an accelerated share repurchase agreement of up to $150.0 million (minimum of $130.0 million) with JP Morgan Chase (“JP Morgan”) (the “ASR program”), which is part of the Board of Directors authorized share repurchase program for up to $250.0 million approved in April 2014 and expiring in December 2015. Under the ASR program, ITC Holdings paid $150.0 million to JP Morgan and received an initial delivery of 2.9 million shares with a fair market value of $104.0 million, based on the closing market price of $35.80 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction, less an agreed upon discount and adjusted for the initial share delivery. The ASR program is expected to be completed by the end of 2014. As of September 30, 2014, there have been no settlements under the ASR program.

The $46.0 million unsettled portion of the ASR program meets the criteria to be accounted for as a forward contract indexed to our stock and qualifies as an equity instrument. ITC Holdings recorded the $150.0 million payment as a reduction to common stock, which included the $104.0 million of initial shares repurchased and the unsettled forward contract of $46.0 million as of September 30, 2014. The initial delivery of shares resulted in an immediate reduction to our common stock outstanding used to calculate our earnings per share disclosed in Note 8.
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
Stock Option Exercises
We issued 977,491 and 499,014 shares of our common stock during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, due to the exercise of stock options.

8.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three and nine months ended September 30, 2014 and 2013 is presented in the following table (see additional information below under “Stock Split” for the recast share and per share data for the three and nine months ended September 30, 2013 as a result of the three-for-one stock split):

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2014	2013	2014	2013
Numerator:
Net income	$73,873	$58,984	$197,345	$156,569
Less: dividends declared and paid — common and restricted shares	(25,296)	(22,299)	(70,279)	(61,820)
Undistributed earnings	48,577	36,685	127,066	94,749
Percentage allocated to common shares (a)	99.2%	99.1%	99.2%	99.0%
Undistributed earnings — common shares	48,188	36,355	126,049	93,802
Add: dividends declared and paid — common shares	25,100	22,098	69,708	61,240
Numerator for basic and diluted earnings per common share	$73,288	$58,453	$195,757	$155,042
Denominator:
Basic earnings per common share — weighted average common shares outstanding	154,386,994	155,958,879	155,661,516	155,627,361
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	1,364,896	1,307,394	1,470,041	1,251,432
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	155,751,890	157,266,273	157,131,557	156,878,793
Per common share net income:
Basic	$0.47	$0.37	$1.26	$1.00
Diluted	$0.47	$0.37	$1.25	$0.99

____________________________

(a)	Weighted average common shares outstanding	154,386,994	155,958,879	155,661,516	155,627,361
	Weighted average restricted shares (participating securities)	1,230,250	1,428,531	1,295,812	1,498,719
	Total	155,617,244	157,387,410	156,957,328	157,126,080
	Percentage allocated to common shares	99.2%	99.1%	99.2%	99.0%

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

	2014	2013
Outstanding stock options and ESPP shares (as of September 30)	4,637,551	5,238,300
Anti-dilutive stock options and ESPP shares (for the three and nine months ended September 30)	642,507	916,902

Stock Split
Below are the effects of the stock split on earnings per share for the three and nine months ended September 30, 2013:

(in thousands, except per share and share data)	Reported	Adjustment	Adjusted
For the three months ended September 30, 2013
Numerator for basic and diluted earnings per common share	$58,453	$—	$58,453
Denominator:
Basic earnings per common share — weighted average common shares	51,986,293	103,972,586	155,958,879
Incremental shares for stock options and employee stock purchase plan	435,798	871,596	1,307,394
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,422,091	104,844,182	157,266,273
Per common share net income:
Basic	$1.12	$(0.75)	$0.37
Diluted	$1.12	$(0.75)	$0.37
For the nine months ended September 30, 2013
Numerator for basic and diluted earnings per common share	$155,042	$—	$155,042
Denominator:
Basic earnings per common share — weighted average common shares	51,875,787	103,751,574	155,627,361
Incremental shares for stock options and employee stock purchase plan	417,144	834,288	1,251,432
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,292,931	104,585,862	156,878,793
Per common share net income:
Basic	$2.99	$(1.99)	$1.00
Diluted	$2.96	$(1.97)	$0.99
Below are the effects of the stock split on other disclosures included for earnings per share for the three and nine months ended September 30, 2013:
Percentage Allocated to Common Shares

	Reported	Adjustment	Adjusted
For the three months ended September 30, 2013
Weighted-average common shares outstanding	51,986,293	103,972,586	155,958,879
Weighted-average restricted shares (participating securities)	476,177	952,354	1,428,531
Total	52,462,470	104,924,940	157,387,410
Percentage allocated to common shares	99.1%	—%	99.1%
For the nine months ended September 30, 2013
Weighted-average common shares outstanding	51,875,787	103,751,574	155,627,361
Weighted-average restricted shares (participating securities)	499,573	999,146	1,498,719
Total	52,375,360	104,750,720	157,126,080
Percentage allocated to common shares	99.0%	—%	99.0%
Outstanding and Anti-dilutive Stock Options and ESPP Shares

The outstanding stock options and the ESPP shares as of September 30, 2013 and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2013 were as follows:

	Reported		Adjusted
	September 30, 2013	Adjustment	September 30, 2013
Outstanding stock options and ESPP shares	1,746,100	3,492,200	5,238,300
Anti-dilutive stock options and ESPP shares	305,634	611,268	916,902

Impacts of the Accelerated Share Repurchase Program
The basic shares outstanding as of September 30, 2014 include the impacts of the initial delivery of 2.9 million shares received under the ASR program, as described in Note 6. The forward contract component of the ASR program of $46.0 million is excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2014 based on the volume-weighted average price calculated as of September 30, 2014, which results in an anti-dilutive impact on earnings per share. The final settlement amount may increase or decrease earnings per share at the settlement date depending upon the volume-weighted average share price of our common stock during the term of the transaction.
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
Net pension cost, by component, was as follows for the three and nine months ended September 30, 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$1,267	$1,315	$3,800	$3,946
Interest cost	901	698	2,703	2,094
Expected return on plan assets	(885)	(717)	(2,655)	(2,151)
Amortization of prior service credit	(11)	(10)	(32)	(31)
Amortization of unrecognized loss	386	679	1,158	2,036
Net pension cost	$1,658	$1,965	$4,974	$5,894
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees. During the second quarter of 2014, we contributed $1.2 million to the postretirement benefit plan. We expect to make an estimated additional contribution of $5.0 million to the postretirement benefit plan in 2014.
Net postretirement cost, by component, was as follows for the three and nine months ended September 30, 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$1,462	$1,443	$4,385	$4,330
Interest cost	498	390	1,494	1,171
Expected return on plan assets	(341)	(353)	(1,022)	(1,061)
Amortization of unrecognized loss	—	55	—	165
Net postretirement cost	$1,619	$1,535	$4,857	$4,605

Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.9 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$12,898	$—	$—
Mutual funds — fixed income securities	26,629	—	—
Mutual funds — equity securities	635	—	—
Interest rate swap derivative	—	81	—
Total	$40,162	$81	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$19,000	$—	$—
Mutual funds — fixed income securities	21,318	—	—
Mutual funds — equity securities	516	—	—
Total	$40,834	$—	$—

As of September 30, 2014 and December 31, 2013, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investment classified as trading securities and other comprehensive income for investments classified as available for sale if fair value falls below recorded cost.
The asset related to the derivative consists of an interest rate swap as discussed in Note 5. The fair value of our interest rate swap derivative as of September 30, 2014 is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates which are observable at commonly quoted intervals.

We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2014. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2013 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,688.3 million and $3,299.0 million at September 30, 2014 and December 31, 2013, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,379.6 million and $3,100.9 million at September 30, 2014 and December 31, 2013, respectively.
Revolving and Term Loan Credit Agreements
At September 30, 2014 and December 31, 2013, we had a consolidated total of $660.5 million and $511.2 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
The amount of the potential use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2014 is estimated to be approximately $20.4 million for periods still subject to audit, which includes approximately $3.9 million assessed for the audit period April 1, 2005 through June 30, 2008, including interest. ITCTransmission has not recorded this contingent liability as of September 30, 2014. However, in the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects. METC has also taken the industrial processing exemption, estimated to be approximately $10.5 million for periods still subject to audit; however, METC has not recorded any contingent liabilities as of September 30, 2014 associated with this matter. These higher use tax expenses would be included as components of net revenue requirements and resulting rates.
FERC Audit Refund
The FERC issued an order that identified certain findings and recommendations of certain staff of the FERC relating to specific aspects of the accounting treatment for the acquisition of the transmission assets of IP&L by ITC Midwest that requires adjustments to the MISO Regulated Operating Subsidiaries’ respective annual revenue requirement calculations and corresponding refunds. ITC Midwest, ITCTransmission and METC recorded an aggregate regulatory liability for the refund and related interest of $13.1 million as of December 31, 2013. The amounts are being refunded through the cost-based formula rates in 2014 and as of September 30, 2014, the remaining regulatory liability and related interest was $3.3 million.
ITC Midwest Project Commitment
In the Minnesota regulatory proceeding to approve ITC Midwest’s December 2007 acquisition of the transmission assets of IP&L, ITC Midwest agreed to build a certain project in Iowa, the 345 kV Salem-Hazelton line, and made a commitment to use commercially reasonable best efforts to complete the project prior to December 31, 2011. In the event ITC Midwest is found to have failed to meet this commitment, the allowed 12.38% rate of return on the actual equity portion of its capital structure would be reduced to 10.39% until such time as ITC Midwest completes the project, and ITC Midwest would refund with interest any amounts collected since the close date of the transaction that exceeded what would have been collected if the 10.39% return on equity (“ROE”) had been used. Certain regulatory approvals were needed from the Iowa Utilities Board (“IUB”) before construction of the project could commence, but due to the IUB’s case schedule, these approvals were not received until the second quarter of 2011. As a result of the delay in the receipt of the necessary regulatory approvals, the project was not completed by December 31, 2011. We have notified the Minnesota Public Utilities Commission that the Salem-Hazleton line was placed into service on April 25, 2013, and requested confirmation from the commission that ITC Midwest has satisfied its commitment and that no refund is due as a result of the project not being completed by December 31, 2011. We believe we used commercially reasonable best efforts to meet the December 31, 2011 deadline, and therefore, we believe the likelihood of any material effect on the financial statements from this matter is remote.
Rate of Return on Equity and Capital Structure Complaint
On November 12, 2013, Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group, and Wisconsin Industrial Energy Group (the “joint complainants”) filed a complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the regional base rate ROE for all MISO TOs, including ITCTransmission, METC and ITC Midwest (currently set at 12.38%) to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base regional ROE used in our formula transmission rate to 9.15%. The complaint also alleged that the rates of any MISO TO using a capital structure with greater than 50% for the equity component are likewise not just and reasonable (ITCTransmission, METC and ITC Midwest use their actual capital structures, which FERC has approved at a target of 60% equity). In addition, the complaint alleged the ROE adders currently approved for certain ITC operating companies, including adders currently utilized by ITCTransmission for being a member of an RTO and adders utilized by ITCTransmission and METC for being an independent transmission owner, are no longer just and reasonable, and sought to have them eliminated.

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
On June 19, 2014, in a separate but related Section 206 complaint against certain ISO New England TOs, FERC adopted a new method for establishing ROEs for electric transmission utilities. The new method is based on a two-step process and uses both short-term and long-term growth projections in establishing ROEs, whereas the previous method used only short-term growth projections. Under this new method, FERC also reiterated its policy of capping the overall ROE, including adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case will also be used in resolving the MISO ROE case.
On October 16, 2014, the FERC set the MISO TO’s base ROE for hearing and denied all other aspects of the complaint, finding that the joint complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity is unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentive adders detailed above. The order reiterates that any TO’s total ROE is limited by the high end of the zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC also set the effective date for potential refunds as November 12, 2013.
It is reasonably possible that the refund exposure for a potential reduction to the ROEs of our MISO Regulated Operating Subsidiaries could result in a material impact on our results of operations, cash flows and financial condition. The range of potential impact of this matter to our consolidated results of operations, cash flows and financial condition is not estimable due to the uncertainty of the calculation of an authorized ROE along with the zone of reasonableness, which is directly affected by the newly adopted two-step DCF methodology. The ROEs to be established would be dependent on the appropriate proxy group and assumptions for short and long-term growth rates at the time the ROE is ultimately determined. As of September 30, 2014, our MISO Regulated Operating Subsidiaries had a total of approximately $2.6 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.6 million.

12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Regulated Operating Subsidiaries	$270,062	$238,857	$792,058	$686,128
ITC Holdings and other	254	152	438	455
Intercompany eliminations	(182)	(227)	(545)	(680)
Total Operating Revenues	$270,134	$238,782	$791,951	$685,903

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Regulated Operating Subsidiaries	$151,758	$131,939	$440,537	$376,398
ITC Holdings and other	(33,250)	(38,267)	(122,514)	(124,477)
Total Income Before Income Taxes	$118,508	$93,672	$318,023	$251,921

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Regulated Operating Subsidiaries	$93,015	$82,291	$269,865	$234,168
ITC Holdings and other	73,873	58,984	197,345	156,569
Intercompany eliminations	(93,015)	(82,291)	(269,865)	(234,168)
Total Net Income	$73,873	$58,984	$197,345	$156,569

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2014	2013
Regulated Operating Subsidiaries	$6,715,197	$6,174,888
ITC Holdings and other	3,850,785	3,619,759
Reconciliations / Intercompany eliminations (a)	(3,758,618)	(3,512,404)
Total Assets	$6,807,364	$6,282,243
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the nine months ended September 30, 2014 or may affect future results include:

•
Our capital investment of $598.9 million at our Regulated Operating Subsidiaries for the nine months ended September 30, 2014, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

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

•	Debt maturing within one year of $200.0 million as of September 30, 2014 and the interest rates associated with the additional financing required;

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
Capital Project Updates and Other Recent Developments
ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile long transmission line that will run between Spearville and Wichita, Kansas. ITC Great Plains is responsible for constructing an approximately 120-mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012, and through September 30, 2014, ITC Great Plains has invested $296.6 million in the Kansas V-Plan Project. We estimate that ITC Great Plains will invest a total of approximately $300 million in its portion of the project, which is currently anticipated to be completed by the end of 2014.
Regulatory Assets
As of September 30, 2014, we have recorded a total of $14.0 million of regulatory assets for start-up, development and pre-construction expenses, including associated carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates as discussed in Note 3 of the condensed consolidated financial statements.
Development Bonuses
We recognized general and administrative expenses of $0.3 million and $2.5 million during the three and nine months ended September 30, 2014, respectively, and $0.9 million and $3.0 million during the three and nine months ended September 30, 2013, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
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

Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. In September 2013, Phase 1 of the Thumb Loop project, consisting of approximately 62 miles, was placed into service. Phase 2, consisting of approximately 20 miles, was placed into service in May 2014. Through September 30, 2014, ITCTransmission has invested $436.8 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million in the project, which is currently anticipated to be completed in 2015.
Rate of Return on Equity and Capital Structure Complaint
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the regional base rate ROE for all MISO TOs, including ITCTransmission, METC and ITC Midwest to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the regional base ROE rate used in our formula transmission rate from 12.38% to 9.15%, reducing the equity component of our capital structure from the FERC approved 60% to 50% and terminating the ROE adders currently approved for certain ITC operating companies, including adders currently utilized by ITCTransmission and METC.
We believe that the current ROE encourages transmission investment and offsets the burdens associated with maintaining the independent transmission business model and RTO membership. ITCTransmission, METC and ITC Midwest filed responses during the first quarter of 2014, separately and together with other MISO TOs, that seek dismissal of the complaint for its failure to satisfy the requirements of FPA Section 206 and the FERC’s accompanying Rules, or denial of the complaint on the merits, with prejudice.
On October 16, 2014, the FERC set the MISO Transmission Owners’ base ROE for hearing and denied all other aspects of the complaint, finding that the joint complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity is unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentive adders detailed above. The order reiterates that any TO’s total ROE is limited by the high end of the zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC also set the effective date for potential refunds as November 12, 2013.
It is reasonably possible that the refund exposure for a potential reduction to the ROEs of our MISO Regulated Operating Subsidiaries could result in a material impact on our results of operations, cash flows, and financial condition. The range of potential impact of this matter is not estimable due to the uncertainty of the calculation of an authorized ROE along with the zone of reasonableness, which is directly affected by the newly adopted two-step discounted cash flow methodology. The ROE to be established would be dependent on the appropriate proxy group and assumptions for short and long-term growth rates at the time the ROE is ultimately determined. As of September 30, 2014, our MISO Regulated Operating Subsidiaries had a total of approximately $2.6 billion of equity in their capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.6 million. See further discussion in Note 11 to the condensed consolidated financial statements.
Stock Split
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares were distributed on February 28, 2014, to the shareholders of record on February 18, 2014. See further discussion in Note 6 to the condensed consolidated financial statements.
Accelerated Share Repurchase Program
On June 19, 2014, ITC Holdings entered into an accelerated share repurchase agreement of up to $150.0 million (minimum of $130.0 million) with JP Morgan Chase (“JP Morgan”), which is part of the Board of Directors authorized share repurchase program for up to $250.0 million approved in April 2014 and expiring in December 2015. Under the ASR program, ITC Holdings paid $150.0 million to JP Morgan and received an initial delivery of 2.9 million shares with a fair market value of $104.0 million based on the closing market price of $35.80 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction. As of September 30, 2014, there have been no settlements under the ASR program. The ASR program is expected to be completed by the end of 2014. See further discussion in Note 6 and Note 8 to the condensed consolidated financial statements.

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

The following table sets forth the monthly peak loads during the last three calendar years.
Monthly Peak Load (in MW) (a)

	2014			2013			2012
	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest	ITCTransmission	METC	ITC Midwest
January	7,730	6,310	2,998	7,593	6,215	2,801	7,264	6,145	2,789
February	7,379	6,228	2,875	7,141	5,846	2,693	6,919	5,754	2,592
March	7,221	6,065	2,783	6,817	5,552	2,587	6,941	5,708	2,443
April	6,439	5,531	2,410	6,566	5,321	2,451	6,403	5,259	2,296
May	8,200	6,130	2,828	8,956	6,490	2,646	8,947	6,459	2,700
June	10,069	7,463	3,015	10,335	7,643	3,099	11,652	8,738	3,388
July	10,353	7,861	3,310	11,694	8,987	3,573	12,180	9,354	3,636
August	10,554	7,338	3,223	10,158	7,809	3,509	11,081	8,508	3,445
September	11,021	7,346	3,226	11,046	8,171	3,447	9,094	7,349	3,443
October				7,562	5,485	2,675	6,566	5,429	2,539
November				7,017	5,947	2,702	7,022	5,829	2,631
December				7,651	6,206	2,920	7,230	5,928	2,645
Total	78,966	60,272	26,668	102,536	79,672	35,103	101,299	80,460	34,547
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	nine months ended	year ending
Source of Investment	2014-2018	September 30, 2014 (a)	December 31, 2014
ITCTransmission (b)	$647	$190.9	$255 — 265
METC	546	94.3	130 — 145
ITC Midwest (c)	1,991	195.2	280 — 295
ITC Great Plains	194	118.5	120 — 130
Development	1,122	—	—
Total	$4,500	$598.9	$785 — 835
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2014	2013	(decrease)	(decrease)	2014	2013	(decrease)	(decrease)
OPERATING REVENUES	$270,134	$238,782	$31,352	13.1%	$791,951	$685,903	$106,048	15.5%
OPERATING EXPENSES
Operation and maintenance	29,038	29,725	(687)	(2.3)%	79,735	83,906	(4,171)	(5.0)%
General and administrative	28,812	31,902	(3,090)	(9.7)%	87,082	110,767	(23,685)	(21.4)%
Depreciation and amortization	31,936	29,802	2,134	7.2%	94,609	87,583	7,026	8.0%
Taxes other than income taxes	19,205	16,728	2,477	14.8%	57,474	49,492	7,982	16.1%
Other operating (income) and expenses — net	(289)	(197)	(92)	46.7%	(750)	(542)	(208)	38.4%
Total operating expenses	108,702	107,960	742	0.7%	318,150	331,206	(13,056)	(3.9)%
OPERATING INCOME	161,432	130,822	30,610	23.4%	473,801	354,697	119,104	33.6%
OTHER EXPENSES (INCOME)
Interest expense	47,328	44,062	3,266	7.4%	138,491	123,527	14,964	12.1%
Allowance for equity funds used during construction	(4,921)	(8,290)	3,369	(40.6)%	(14,865)	(25,315)	10,450	(41.3)%
Loss on extinguishment of debt	—	—	—	n/a	29,074	—	29,074	n/a
Other income	(244)	(786)	542	(69.0)%	(618)	(824)	206	(25.0)%
Other expense	761	2,164	(1,403)	(64.8)%	3,696	5,388	(1,692)	(31.4)%
Total other expenses (income)	42,924	37,150	5,774	15.5%	155,778	102,776	53,002	51.6%
INCOME BEFORE INCOME TAXES	118,508	93,672	24,836	26.5%	318,023	251,921	66,102	26.2%
INCOME TAX PROVISION	44,635	34,688	9,947	28.7%	120,678	95,352	25,326	26.6%
NET INCOME	$73,873	$58,984	$14,889	25.2%	$197,345	$156,569	$40,776	26.0%
Operating Revenues
Three months ended September 30, 2014 compared to three months ended September 30, 2013
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2014		2013		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$191,112	70.7%	$185,165	77.5%	$5,947	3.2%
Regional cost sharing revenues	70,198	26.0%	44,676	18.7%	25,522	57.1%
Point-to-point	4,192	1.6%	4,684	2.0%	(492)	(10.5)%
Scheduling, control and dispatch	3,146	1.2%	2,962	1.2%	184	6.2%
Other	1,486	0.5%	1,295	0.6%	191	14.7%
Total	$270,134	100.0%	$238,782	100.0%	$31,352	13.1%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2014 as compared to the same period in 2013. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
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

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2014		2013		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$566,188	71.5%	$534,330	77.9%	$31,858	6.0%
Regional cost sharing revenues	193,451	24.4%	122,470	17.9%	70,981	58.0%
Point-to-point	13,829	1.7%	13,108	1.9%	721	5.5%
Scheduling, control and dispatch	9,539	1.2%	9,084	1.3%	455	5.0%
Other	8,944	1.2%	6,911	1.0%	2,033	29.4%
Total	$791,951	100.0%	$685,903	100.0%	$106,048	15.5%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2014 as compared to the same period in 2013. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service.
Operating revenues for the nine months ended September 30, 2014 include the network, regional cost sharing and scheduling, control and dispatch revenue accruals and deferrals as calculated below:

				ITC	ITC Great	Total net revenue
Line	Item	ITCTransmission	METC	Midwest	Plains	deferral
	(in thousands)
1	Estimated net revenue requirement (network revenues recognized) (a)	$178,502	$152,726	$230,827	$4,133
2	Network revenues billed (b)	197,933	167,085	238,443	4,438
3	Network revenue deferrals (line 1 — line 2)	(19,431)	(14,359)	(7,616)	(305)
4	Regional cost sharing revenue accruals (deferrals) (c)	4,203	(7,000)	(773)	(1,934)
5	Scheduling, control and dispatch revenue accruals (deferrals) (c)	181	(215)	(594)	—
6	Total net revenue deferral (line 3 + line 4)	$(15,047)	$(21,574)	$(8,983)	$(2,239)	$(47,843)
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

(b)
Network revenues billed at our MISO Regulated Operating Subsidiaries are calculated based on the joint zone monthly network peak load multiplied by their effective monthly network rates for 2014 of $2.305 per kW/month, $2.781 per kW/month and $8.795 per kW/month applicable to ITCTransmission, METC and ITC Midwest, respectively, adjusted for the actual number of days in the month net of amounts recovered or refunded associated with our MISO Regulated Operating Subsidiaries 2012 true-up adjustments. The network rates for 2014 include amounts for the collection and refund of the 2012 network revenue accruals and deferrals and related accrued interest as well as the FERC audit refund and related interest, as discussed in Note 11 to the condensed consolidated financial statements under “FERC Audit Refund.” Our rates at ITC Great Plains are billed ratably each month based on its annual projected net revenue requirement of $58.1 million for 2014 and include amounts for the collection and refund of the 2012 revenue accruals and deferrals and related accrued interest. On August 29, 2014, ITCTransmission's projected network rate of $2.412 per kW/month, METC's projected network rate of $2.723 per kW/month and ITC Midwest's projected network rate of $9.265 per kW/month, in each case for the period from January 1, 2015 through December 31, 2015, were posted by MISO. ITC Great Plains' projected revenue requirement of $80.4 million for the period from January 1, 2015 through December 31, 2015 was posted by SPP on August 29, 2014.

(c)
These revenues are subject to a separate true-up mechanism whereby our Regulated Operating Subsidiaries accrue or defer revenues for any over- or under-recovery. The revenue accruals and deferrals are included in these revenue amounts.

Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2014 compared to three months ended September 30, 2013
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements of $2.3 million, partially offset by higher substation and tower painting expenses of $1.4 million.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements of $4.3 million.
General and administrative expenses
Three months ended September 30, 2014 compared to three months ended September 30, 2013
General and administrative expenses decreased $7.2 million due to legal, advisory and financial services fees incurred in the prior period relating to the terminated Entergy Transaction. The decrease was partially offset by higher professional services such as legal, advisory and financial services fees primarily for various development initiatives of $3.7 million unrelated to the Entergy Transaction.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
General and administrative expenses decreased $34.6 million due to legal, advisory and financial services fees incurred in the prior period relating to the terminated Entergy Transaction. The decrease was partially offset by higher professional services such as legal, advisory and financial services fees primarily for various development initiatives of $7.1 million unrelated to the Entergy Transaction in addition to $2.1 million of higher compensation expenses primarily due to personnel additions.
Depreciation and amortization expenses
Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment additions.
Taxes other than income taxes
Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2013 capital additions, which are included in the assessments for 2014 personal property taxes.
Other Expenses (Income)
Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013
Interest Expense
Interest expense increased primarily due to interest associated with the higher debt balances and long-term debt issuances at ITC Holdings and the Regulated Operating Subsidiaries which were used for refinancing of current debt maturities and general corporate purposes as described in Note 5 to the condensed consolidated financial statements.
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
Income Tax Provision
Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our effective tax rates for the three months ended September 30, 2014 and 2013 were 37.7% and 37.0%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $4.3 million (net of federal deductibility) during the three months ended September 30, 2014, compared to a state income tax provision of $3.4 million (net of federal deductibility) for the three months ended September 30, 2013.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 37.9% and 37.8%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $12.2 million (net of federal deductibility) during the nine months ended September 30, 2014, compared to a state income tax provision of $8.8 million (net of federal deductibility) for the nine months ended September 30, 2013.
In addition to the items noted above, our effective tax rate exceeded our 35% statutory federal income tax rate for the nine months ended September 30, 2014 due to the previously assumed non-deductibility of certain costs incurred to facilitate the now canceled Entergy Transaction.
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
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have in addition to the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, however, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us. We expect to continue to utilize our revolving and term loan credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 5 to the condensed consolidated financial statements, we entered into new revolving credit agreements in March 2014 at ITC Holdings and its Regulated Operating Subsidiaries totaling $1.0 billion, an increase of $275.0 million from the prior revolving credit agreements. During the three months ended September 30, 2014, we completed financings as described below. As of September 30, 2014, we had consolidated indebtedness under our revolving and term loan credit agreements of $660.5 million, with unused capacity under the revolving credit agreements of $650.5 million. See Note 5 to the condensed consolidated financial statements for a detailed discussion of these agreements and for a discussion of other debt issuances during 2014.
On August 22, 2014, ITCTransmission issued the remaining $25.0 million of the total face amount of $100.0 million of 4.27% First Mortgage Bonds, Series F, due June 10, 2044. The proceeds from the issuance were used for general corporate purposes, primarily the repayment of borrowings under the ITCTransmission revolving credit agreement. See Note 5 to the condensed consolidated financial statements for further discussion.
As of September 30, 2014, we had approximately $200.0 million of debt maturing within one year, which may be refinanced with long-term debt. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB+	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains (c)	First Mortgage Bonds	A	A1
____________________________

(a)
On December 6, 2013, Standard and Poor’s Ratings Services (“Standard and Poor’s”) upgraded the senior unsecured credit rating of ITC Holdings and reaffirmed the secured credit ratings of ITCTransmission, METC and ITC Midwest. On October 7, 2014, Standard and Poor’s issued a secured credit rating for ITC Great Plains. All of the ratings have a stable outlook.

(b)
On April 15, 2014, Moody’s Investor Service, Inc. (“Moody’s”) reaffirmed the credit ratings for ITC Holdings and the MISO Regulated Operating Subsidiaries and on October 8, 2014, issued a secured credit rating for ITC Great Plains. All of the ratings have a stable outlook.

(c)	ITC Great Plains also has an unsecured debt rating of A- and A3 from Standard and Poor’s and Moody’s, respectively.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds, unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in

Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2013. As of September 30, 2014, we were in compliance with all debt covenants. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $360.9 million and $292.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $103.3 million during the nine months ended September 30, 2014 compared to the same period in 2013. The increase was partially offset by higher interest payments (net of interest capitalized) of $19.4 million and higher income taxes paid of $14.2 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $552.3 million and $635.0 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the nine months ended September 30, 2014 compared to the same period in 2013.
Cash Flows From Financing Activities
Net cash provided by financing activities was $168.7 million and $367.4 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash provided by financing activities was due primarily to a decrease in long-term debt issuances of $434.4 million and the payment of $150.0 million for the ASR program during the nine months ended September 30, 2014 compared to the same period in 2013. These decreases were partially offset by a net increase of $203.0 million in amounts outstanding under our revolving and term loan credit agreements and a decrease in payments of $203.5 million to retire long-term debt. See Note 5 to the condensed consolidated financial statements for detail on the issuance and retirements of long-term debt.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there have been no material changes to that information since December 31, 2013, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Additional amounts borrowed under the ITC Holdings unsecured, unguaranteed term loan credit agreement, which were primarily used to repay outstanding revolving credit borrowings;

•
The $50.0 million borrowed under the METC unsecured, unguaranteed term loan credit agreement entered into in January 2014, due February 2015, which was primarily used to repay outstanding revolving credit borrowings;

•
The issuance of $400.0 million aggregate principal amount of ITC Holdings 3.65% Senior Notes, due June 2024, in May 2014, proceeds of which were primarily used to fund its obligations in the cash tender offer described in Note 5 to the condensed consolidated financial statements and to repay outstanding revolving credit borrowings;

•
The issuance of $100.0 million aggregate principal amount of ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 2044, proceeds of which were primarily used to repay outstanding revolving credit borrowings; and

•	The $115.6 million of the 5.875% ITC Holdings Senior Notes and $54.7 million of the 6.375% ITC Holdings Senior Notes validly tendered on May 30, 2014, which were subsequently retired.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2013 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,688.3 million at September 30, 2014. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,379.6 million at September 30, 2014. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, at September 30, 2014. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2014 would decrease the fair value of debt by $130.7 million, and a decrease in interest rates of 10% at September 30, 2014 would increase the fair value of debt by $141.3 million at that date.
Revolving and Term Loan Credit Agreements
At September 30, 2014, we had a consolidated total of $660.5 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at September 30, 2014 would increase or decrease the total interest expense by $0.8 million, respectively, for an annual period on a constant borrowing level of $660.5 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap contract held as of September 30, 2014 manages interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of September 30, 2014, ITC Holdings had $139.4 million outstanding under the 5.875% Senior Notes subsequent to the cash tender offer described in Note 5.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2013, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2014.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated financial statements for a description of recent developments in the rate of return on equity and capital structure complaint filed against all MISO TOs including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)

July 2014	1,147	$35.89	—	$146.0
August 2014	1,751	35.98	—	146.0
September 2014	2,151	37.05	—	146.0
Total	5,049	$36.42	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)
In April 2014, our board of directors authorized a share repurchase program for up to $250.0 million of common stock, which expires in December 2015. Pursuant to such authorization, on June 20, 2014, ITC Holdings entered into an accelerated share repurchase agreement with JP Morgan of up to $150.0 million (minimum of $130.0 million), under which ITC Holdings was delivered a specified number of shares based on the closing market price of $35.80 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction. On June 19, 2014, ITC Holdings paid $150.0 million to JP Morgan and received an initial delivery of 2,905,028 shares with a fair market value of $104.0 million.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

10.137	Employment Agreement between ITC Holdings Corp. and Rejji P. Hayes, effective as of December 21, 2012

10.138	Employment Agreement between ITC Holdings Corp. and Rejji P. Hayes, effective as of October 27, 2014 (filed with Registrants Form 8-K on October 29, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 30, 2014

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)