Form 10-K
period 2014-12-31
ITC Holdings Corp.
filed 2015-02-26
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2014 was approximately $5.6 billion, based on the closing sale price as reported on the New York Stock Exchange. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 20, 2015 was 155,196,031.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2014

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

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

•	“MOPSC” are references to the Missouri Public Service Commission;

•	“MPSC” are references to the Michigan Public Service Commission;

•	“MPUC” are references to the Minnesota Public Utilities Commission;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“OCC” are references to Oklahoma Corporation Commission;

•	“PSCW” are references to the Public Service Commission of Wisconsin;

•	“RTO” are references to Regional Transmission Organizations; and

•
“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

EXPLANATORY NOTE

The share and per share data in this Form 10-K reflect the three-for-one stock split that occurred on February 28, 2014.

PART I
ITEM 1.    BUSINESS.
Overview
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. In 2002, ITC Holdings was incorporated in the State of Michigan for the purpose of acquiring ITCTransmission. ITCTransmission was originally formed in 2001 as a subsidiary of DTE Electric, an electric utility subsidiary of DTE Energy, and was acquired in 2003 by ITC Holdings. METC was originally formed in 2001 as a subsidiary of Consumers Energy, an electric and gas utility subsidiary of CMS Energy Corporation, and was acquired in 2006 by ITC Holdings. ITC Midwest was formed in 2007 by ITC Holdings to acquire the transmission assets of IP&L in December 2007. ITC Great Plains was formed in 2006 by ITC Holdings and became a FERC-jurisdictional entity in 2009. We operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems.
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
Development of Business
We are actively developing transmission infrastructure required to meet reliability needs and energy policy objectives. Our long-term growth plan includes continued investment in current transmission systems, generator interconnections and our ongoing development projects. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our long-term capital investment program totaling $4.5 billion for the period 2014 through 2018 of which $794.0 million has been invested through December 31, 2014. Refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors.”
Current Transmission Systems
We expect to invest approximately $2.2 billion from 2014 through 2018 at our Regulated Operating Subsidiaries in order to maintain and replace the current transmission infrastructure, enhance system integrity and reliability and accommodate load growth.
Regional Infrastructure
We expect to invest approximately $1.2 billion from 2014 through 2018 to develop and build regional transmission infrastructure to address system needs.
Included in this amount are the portions of the four North Central Multi-Value Projects (“MVPs”) approved by MISO in December 2011 that we will build, own and operate as well as the Thumb Loop Project. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri and will be constructed by ITC Midwest. We currently estimate we will invest approximately $800 million in our portions of these four MVPs from 2014 through 2018. The Thumb Loop Project is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in Michigan. We estimate ITCTransmission will invest a total of approximately $510 million in the project which is currently anticipated to be completed in 2015. Through December 31, 2014, ITCTransmission has invested $465.8 million in the Thumb Loop Project.

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
Development Projects
We expect to invest approximately $1.1 billion from 2014 through 2018 to construct various development projects, or portions thereof, that are expected to result from the competitive process established pursuant to FERC Order No. 1000 (“Order 1000”) described below and through other initiatives to upgrade the existing transmission grid and regional transmission facilities, primarily to improve overall grid reliability, reduce transmission constraints, enhance competitive markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources necessary to achieve state and federal policy goals. Additionally, we may pursue other non-traditional transmission investment opportunities not described above.
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
Amended and Restated Distribution-Transmission Interconnection Agreement. The Amended and Restated Distribution-Transmission Interconnection Agreement (the “DT Interconnection Agreement”), dated April 1, 2001 and amended and restated as of March 1, 2013, provides for the interconnection of Consumers Energy’s distribution system with METC’s transmission system and defines the continuing rights, responsibilities and obligations of the parties with respect to the use of certain of their own and the other party’s properties, assets and facilities. METC agrees to provide Consumers Energy interconnection service at agreed-upon interconnection points, and the parties have mutual responsibility for maintaining voltage and compensating for reactive power losses resulting from their respective services. The DT Interconnection Agreement is effective so long as any interconnection point is connected to METC, unless it is terminated earlier by mutual agreement of METC and Consumers Energy.
Amended and Restated Generator Interconnection Agreement. The Amended and Restated Generator Interconnection Agreement (the “Generator Interconnection Agreement”), dated as of April 29, 2002 and amended as of May 2, 2014, specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets. The Generator Interconnection Agreement is effective either until it is replaced by any MISO-required contract, or until mutually agreed by METC and Consumers Energy to terminate, but not later than the date that all listed generators cease commercial operation.
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
Large Generator Interconnection Agreement. ITC Midwest, IP&L and MISO entered into the Large Generator Interconnection Agreement (the “LGIA”), dated as of December 20, 2007 and amended as of August 6, 2013, in order to establish, re-establish and maintain the direct electricity interconnection of IP&L’s electricity generating assets with ITC Midwest’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities. The LGIA will remain in effect until terminated by ITC Midwest or until IP&L elects to terminate the agreement if a particular unit ceases commercial operation for three consecutive years.
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
ITC Great Plains
Amended and Restated Maintenance Agreement. Mid-Kansas Electric Company LLC (“Mid-Kansas”) and ITC Great Plains have entered into a Maintenance Agreement (the “Mid-Kansas Agreement”), dated as of August 24, 2010, and amended June 20, 2013, pursuant to which Mid-Kansas has agreed to perform various field operations and maintenance services related to certain ITC Great Plains facilities. The Mid-Kansas Agreement has an initial term of 10 years and automatic 10-year renewals unless terminated (1) due to a breach by the non-terminating party following notice and failure to cure, (2) by mutual consent of the parties, or (3) by ITC Great Plains under certain limited circumstances. Services must continue to be provided for at least six months subsequent to the termination date in any case.
Maintenance Agreement. Midwest Energy, Inc. (“Midwest Energy”) and ITC Great Plains entered into a maintenance agreement (the “Midwest Energy Agreement”) dated as of June 25, 2012, pursuant to which Midwest Energy agreed to perform various field operations and maintenance service related to certain ITC Great Plains facilities. The Midwest Energy Agreement had an initial term of three years with automatic three-year renewals unless terminated (1) due to a material breach by the non-terminating party following notice and failure to cure or (2) by mutual consent of the parties. In December 2014, ITC Great Plains and Midwest Energy mutually agreed to terminate the Midwest Energy Agreement. Services will continue to be provided through the effective termination date of June 24, 2015.
Regulatory Environment
Many regulators and public policy makers support the need for further investment in the transmission grid. The growth in electricity generation, wholesale power sales and consumption combined with historically inadequate transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. After the 2003 blackout that affected sections of the Northeastern and Midwestern United States and Ontario, Canada, the Department of Energy (the “DOE”) established the Office of Electric Transmission and Distribution (now the Office of Electricity Delivery and Energy Reliability), focused on working with reliability experts from the power industry, state governments and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing various financial and other incentives.
The FERC has also issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electric transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically-integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this potential discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a transmission owner (“TO”) or operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.
The FERC requires compliance with certain reliability standards by transmission owners and may take enforcement actions for violations, including fines of up to $1.0 million per day. NERC is responsible for developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by NERC, as well as the standards of applicable regional entities under NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. Finally, utility holding companies are subject to FERC regulations related to access to books and records and the requirement of the FERC to review and approve mergers and consolidations involving utility assets and utility holding companies in certain circumstances.

Federal Regulation
As electric transmission companies, our Regulated Operating Subsidiaries are regulated by the FERC. The FERC is an independent regulatory commission within the DOE that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline and the transmission and wholesale sale of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In 1996, in order to facilitate open access transmission for participants in wholesale power markets, the FERC issued Order No. 888. The open access policy promulgated by the FERC in Order No. 888 was upheld in a United States Supreme Court decision, State of New York vs. FERC, issued on March 4, 2002. To facilitate open access, among other things, FERC Order No. 888 encouraged investor owned utilities to cede operational control over their transmission systems to ISOs, which are not-for-profit entities.
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
Order 1000 amends certain existing transmission planning and cost allocation requirements to ensure that FERC-jurisdictional services are provided at just and reasonable rates and on a basis that is just and reasonable and not unduly discriminatory or preferential. With respect to transmission planning, Order 1000: (1) requires that each public utility transmission provider participate in a regional transmission planning process that produces a regional transmission plan; (2) requires that each public utility transmission provider amend its Open Access Transmission Tariff to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; (3) removes a federal right of first refusal for certain new transmission facilities from FERC-approved tariffs and agreements; and (4) improves coordination between neighboring transmission planning regions for new interregional transmission facilities. MISO and SPP have made multiple compliance filings with the FERC to implement these requirements. Certain of the new provisions relating to the requirements described above have been approved but others remain under review by the FERC.
Order 1000 could potentially lead to greater competition for certain future transmission projects, including within our current operating areas. We are currently exploring opportunities resulting from Order 1000 within MISO and SPP as well as other RTOs.
Revenue Requirement Calculations and Cost Sharing for Projects with Regional Benefits
The cost based formula rates used by our Regulated Operating Subsidiaries continue to evolve to include revenue requirement calculations for various types of projects. Network revenues continue to be the largest component of revenues recovered through our formula rates. However, regional cost sharing revenues are growing as a result of projects that have been identified by MISO or SPP as having regional benefits, and therefore eligible for regional cost recovery under their tariffs. Separate calculations of revenue requirement are performed for projects that have been approved for regional cost sharing and these separate calculations impact only which parties ultimately pay for the transmission services related to these projects and do not impact our financial results.
We have projects that are eligible for regional cost sharing under the MISO tariff, such as certain network upgrade projects, and the MVPs, including the Thumb Loop Project. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff including the Kansas V-Plan Project. Certain of these projects are described in more detail in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Project Updates and Other Recent Developments.”

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
ITCTransmission and METC
Michigan
The MPSC has jurisdiction over the siting of certain transmission facilities. Additionally, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.
ITCTransmission and METC are also subject to the regulatory oversight of the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources and certain local authorities for compliance with all environmental standards and regulations.
ITC Midwest
Iowa
The IUB has the power of supervision over the construction, operation and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa law further provides that any entity granted a franchise by the IUB is vested with the power of condemnation in Iowa to the extent the IUB approves and deems necessary for public use. A city has the power, pursuant to Iowa law, to grant a franchise to erect, maintain and operate transmission facilities within the city, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.
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
Wisconsin
ITC Midwest is a “public utility” and independent transmission owner in Wisconsin. The PSCW in a May 2014 order granted ITC Midwest a certificate of authority to transact public utility business in the state. In a separate May 2014 order, the PSCW also recognized ITC Holdings Corp. as a public utility holding company under Wisconsin statutes.
The PSCW exercises jurisdiction over the siting of new transmission lines through the issuance of certificates of authority and certificates of public convenience and necessity. Upon receipt of such certificates for a transmission project, ITC Midwest has condemnation authority as a foreign transmission provider under Wisconsin law. ITC Midwest is also subject to the jurisdiction of certain local and state agencies, including the Wisconsin Department of Natural Resources, relating to environmental and road permits.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 22.2%, 24.2% and 29.0%, respectively, of our consolidated billed revenues for the year ended

December 31, 2014. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2012 revenue accruals and deferrals and exclude any amounts for the 2014 revenue accruals and deferrals that were included in our 2014 operating revenues, but will not be billed to our customers until 2016. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
Billing
MISO is responsible for billing and collecting the majority of our transmission services provided by our MISO Regulated Operating Subsidiaries and independently administers the transmission tariff in the MISO service territory. As the billing agent for our MISO Regulated Operating Subsidiaries, MISO independently bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our MISO Regulated Operating Subsidiaries’ transmission systems.
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
See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
Competition
Each of our MISO Regulated Operating Subsidiaries operates the primary transmission system in its respective service area and, therefore, effectively has no competitors for certain projects. However, the competitive environment is evolving due to the implementation of Order 1000. See further discussion of Order 1000 above under “Regulatory Environment — Federal Regulation.” For our subsidiaries focused on development opportunities for transmission investment in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by seeking approval to be named the party authorized to build new capital projects that we are also pursuing. Because our Regulated Operating Subsidiaries are currently the only transmission companies that are independent from electricity market participants, we believe we are best able to develop these projects in a non-discriminatory manner. However, there are no assurances we will be selected to develop projects that other entities are also pursuing.
Employees
As of December 31, 2014, we had 587 employees. We consider our relations with our employees to be good.
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
Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”), on our web site within the required periods. The information on our web site is not incorporated by reference into this report.
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
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based formula rate templates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the formula rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the formula rate templates, the rates of return on the actual equity portion of their respective capital structures, the approved targeted capital structures and the data inputs provided by our Regulated Operating Subsidiaries for calculation of each year’s rate, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative in a proceeding under Section 206 of the FPA. In addition, end-use consumers and entities supplying electricity to end-use consumers may attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make appropriate prospective adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected after the date that a Section 206 challenge is filed, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO transmission owners, including ITCTransmission, METC and ITC Midwest, to be unjust and unreasonable. The joint complainants are seeking a FERC order reducing the base rate of return on equity used in our formula transmission rate from 12.38% to 9.15%, capping the equity component of MISO transmission owners’ capital structures, which would reduce the targeted equity component of ITCTransmission’s, METC’s and ITC Midwest’s capital structures from 60% to 50%, and terminating the return on equity adders approved for ITCTransmission and METC. On October 16, 2014, the FERC issued an order rejecting this complaint as to ITCTransmission's and METC’s equity adders and MISO transmission owner capital structures. A hearing was ordered on the complaint's allegations as to the base rate of return on equity for all MISO transmission owners. In the event a refund is required upon resolution of the complaint, the refund effective date would be November 12, 2013. Also, on February 12, 2015, an additional complaint was filed under Section 206 of the FPA seeking a FERC order reducing the regional base ROE rate used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67%, to be effective for the period beginning February 12, 2015. An unfavorable resolution of the November 2013 complaint in excess of the amount accrued for the refund liability, or the February 2015 complaint could significantly reduce our future revenues and net income and therefore could have a material adverse effect on our future results of operations, cash flows and financial condition.
Our actual capital investment may be lower than planned, which would cause a lower than anticipated rate base and therefore our revenues and earnings compared to our current expectations. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments. In addition, we expect to incur expenses related to the pursuit of development opportunities which may be higher than forecasted.
Each of our operating subsidiaries’ rate base, revenues and earnings are determined in part by additions to property, plant and equipment and when those additions are placed in service. We anticipate making significant capital investments over the next several years, the amounts of which could change significantly due to factors beyond our control. If our operating subsidiaries’ capital investment and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our operating subsidiaries will have a lower than anticipated rate base thus causing their revenue requirements and future earnings to be potentially lower than anticipated.
We are pursuing broader strategic development investment opportunities including those related to building regional transmission facilities and interconnections for generating resources, among others. Incumbent utilities or other transmission development entities may compete with us by deciding to pursue capital projects that we are pursuing.
Any capital investment at our operating subsidiaries or as a result of our broader strategic development initiatives may be lower than our published estimates due to, among other factors, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time, regulatory requirements relating to our rate construct, environmental issues, siting, regional planning, cost recovery or other issues, or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded and the potential for greater competition. Our ability to engage in construction projects resulting from pursuing these initiatives is subject to significant uncertainties, including the factors discussed above, and will depend on obtaining any necessary regulatory and other approvals for the project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. Therefore, we can provide no assurance as to the actual level of investment we may achieve at our operating subsidiaries or as a result of the broader strategic development initiatives.
In addition, we expect to incur expenses to pursue strategic development investment opportunities. If these expenses are higher than anticipated, our future results of operations, cash flows and financial condition could be materially and adversely affected.
The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.
Each of our Regulated Operating Subsidiaries is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval is also required to acquire a significant interest in securities of a public utility. Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of our Regulated Operating Subsidiaries must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities (including debt securities).
We are also pursuing development projects for construction of transmission facilities and interconnections with generating resources. These projects may require regulatory approval by Federal agencies, including the FERC, applicable RTOs and state and local regulatory agencies. Failure to secure such regulatory approval for new strategic development projects could adversely affect our ability to grow our business and increase our revenues. If we fail to obtain these approvals when necessary, we may incur liabilities for such failure.
Changes in energy laws, regulations or policies could impact our business, financial condition, results of operations and cash flows.
Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a transmission owner in MISO or SPP. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could assign new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. We cannot predict whether, and to what extent, our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future. While our Regulated Operating Subsidiaries are subject to FERC’s exclusive jurisdiction for purposes of rate regulation, changes in state laws affecting other matters, such as transmission siting and construction, could limit investment opportunities available to us.
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
ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to DTE Electric’s local distribution facilities. DTE Electric accounted for approximately 66.8% of ITCTransmission’s total billed revenues for the year ended December 31, 2014 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. DTE Electric is rated BBB+/stable and A2/stable by Standard & Poor’s Ratings Services and Moody’s Investors Services, Inc., respectively. Similarly, Consumers Energy accounted for approximately 77.4% of METC’s total billed revenues for the year ended December 31, 2014 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. Further, IP&L accounted for approximately 84.2% of ITC Midwest’s total billed revenues for the year ended December 31, 2014 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated A-/stable and A3/stable by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2012 revenue accruals and deferrals and exclude any amounts for the 2014 revenue accruals and deferrals that were included in our 2014 operating revenues, but will not be billed to our customers until 2016.
Any material failure by DTE Electric, Consumers Energy or IP&L to make payments for transmission services could have an adverse effect on our business, financial condition, results of operations and cash flows.
A significant amount of the land on which our assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, we must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete construction projects in a timely manner.
METC does not own the majority of the land on which its electric transmission assets are located. Instead, under the provisions of an Easement Agreement with Consumers Energy, METC pays annual rent of $10.0 million to Consumers Energy in exchange for rights-of-way, leases, fee interests and licenses which allow METC to use the land on which its transmission lines are located. Under the terms of the Easement Agreement, METC’s easement rights could be eliminated if METC fails to meet certain requirements, such as paying contractual rent to Consumers Energy in a timely manner. Additionally, a significant amount of the land on which our other subsidiaries’ assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, they must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact their ability to complete their construction projects in a timely manner.
We contract with third parties to provide services for certain aspects of our business. If any of these agreements are terminated, we may face a shortage of labor or replacement contractors to provide the services formerly provided by these third parties.
We enter into various agreements and arrangements with third parties to provide services for construction, maintenance and operations of certain aspects of our business, which, if terminated could result in a shortage of a readily available workforce to provide these services. If any of these agreements or arrangements is terminated for any reason, we may face difficulty finding a qualified replacement work force to provide such services, which could have an adverse effect on our ability to carry on our business and on our results of operations.

Hazards associated with high-voltage electricity transmission may result in suspension of our operations or the imposition of civil or criminal penalties.
Our operations are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We maintain property and casualty insurance, but we are not fully insured against all potential hazards incident to our business, such as damage to poles, towers and lines or losses caused by outages.
We are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.
We are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties we currently own or operate. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.
We have incurred expenses in connection with environmental compliance, and we anticipate that each will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to each could result in significant civil or criminal penalties and remediation costs. Our assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of our facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered or threatened species. In addition, certain properties in which we operate are, or are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore, our business, financial condition and results of operations.
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
We are subject to various regulatory requirements, including reliability standards; contract filing requirements; reporting, recordkeeping and accounting requirements; and transaction approval requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The various regulatory requirements to which we are subject include reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. Penalty amounts range from $1,000 to a maximum of $1.0 million per day, depending on the severity of the violation. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. Despite our best efforts to comply and the implementation of a compliance program intended to ensure reliability, there can be no assurance that violations will not occur that would result in material penalties or sanctions. If any of our subsidiaries were to violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our subsidiaries are also subject to requirements under Sections 203 and 205 of the FPA for approval of transactions; reporting, recordkeeping and accounting requirements; and for filing contracts related to the provision of jurisdictional services. Under FERC policy, failure to file jurisdictional agreements on a timely basis may result in foregoing the time value of revenues collected under the agreement, but not to the point where a loss would be incurred. The failure to obtain timely approval of transactions subject to FPA Section 203, or to comply with applicable reporting, recordkeeping or accounting requirements under FPA Section 205, could subject us to penalties that could have a material adverse effect on our financial condition, results of operations and cash flows.
Acts of war, terrorist attacks, cyber attacks, natural disasters, severe weather and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Acts of war, terrorist attacks, cyber attacks, natural disasters, severe weather and other catastrophic events may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Energy related assets, including, for example, our transmission facilities and DTE Electric’s, Consumers Energy’s and IP&L’s generation and distribution facilities that we interconnect with, may be at risk of acts of war, terrorist attacks, and cyber attacks, as well as natural disasters, severe weather and other catastrophic events. In addition to any physical damage caused by such events, cyber attacks targeting our information systems could impair our records, networks, systems and programs, or transmit viruses to other systems. Such events or the threat of such events may increase costs associated with heightened security requirements. In addition, such events or threats may have a material effect on the economy in general and could result in a decline in energy consumption, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Corporate and Financial Structure
ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.
As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the stock and membership interests in our subsidiaries. Our only sources of cash to pay dividends to our shareholders are dividends and other payments received by us from time to time from our subsidiaries, the proceeds raised from the sale of our debt and equity securities and borrowings under our various credit agreements. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us for the payment of dividends to ITC Holdings’ shareholders or otherwise. The ability of each of our Regulated Operating Subsidiaries and our other subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. Our Regulated Operating Subsidiaries target a FERC-approved capital structure of 60% equity and 40% debt that may limit the ability of our Regulated Operating Subsidiaries to use net assets for the payment of dividends to ITC Holdings. While we currently intend to continue to pay quarterly dividends on our common stock, we have no obligation to do so. The payment of dividends is within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, anticipated cash needs and other factors that our board of directors deems relevant.

We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

We have a considerable amount of debt and our consolidated indebtedness includes various debt securities and borrowings which utilize indentures and revolving and term loan credit agreements that we rely on as sources of capital and liquidity. This financing strategy can have several important consequences, including, but not limited to, the following:

•
If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	We may need to increase our indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•
Our indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our shareholders. A substantial portion of the dividends and payments in lieu of taxes we receive from our subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for working capital, capital expenditures and the payment of dividends on our common stock.

•
In the event of bankruptcy, reorganization or liquidation, our senior or subordinated creditors and the senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of shares of our common stock.

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

We may incur substantial additional indebtedness in the future. The incurrence of additional indebtedness would increase the risks described above.
Certain provisions in our debt instruments limit our financial and operating flexibility.
Our debt instruments on a consolidated basis, including senior notes, secured notes, first mortgage bonds and revolving and term loan credit agreements, contain numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

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
In addition, our revolving and term loan credit agreements provide that a change in a majority of ITC Holdings’ board of directors that is not approved by the current ITC Holdings’ directors or acquiring beneficial ownership of 35% or more of ITC Holdings outstanding common shares will constitute a default under those agreements.
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
ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 3,000 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 18,300 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 179 stations and substations which either interconnect ITCTransmission’s transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

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

•
station assets, such as transformers and circuit breakers, at 100 stations and substations which either interconnect METC’s transmission facilities or connect METC’s facilities with generation or distribution facilities owned by others;

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

•
station assets, such as transformers and circuit breakers, at approximately 271 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

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
ITC Great Plains owns transmission and related assets including:

•	approximately 440 miles of transmission lines rated at a voltage of 345 kV;

•	approximately 1,900 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 8 stations and substations which either interconnect ITC Great Plains’ transmission facilities or connect ITC Great Plains’ facilities with transmission, generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment); and

•	associated land held in fee, rights of way and easements.
ITC Great Plains’ First Mortgage Bonds are issued under ITC Great Plains’ first mortgage and deed of trust. As a result, the bondholders have the benefit of a first mortgage lien on substantially all of ITC Great Plains’ property.
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
Stock Price and Dividends
Our common stock is traded on the NYSE under the symbol “ITC”. As of February 20, 2015, there were approximately 802 shareholders of record of our common stock.
The following tables set forth the high and low sales price per share of the common stock for each full quarterly period in 2014 and 2013, as reported on the NYSE, and the cash dividends per share paid during the periods indicated.

Year Ended December 31, 2014	High	Low	Dividends
Quarter ended December 31, 2014	$42.01	$34.05	$0.1625
Quarter ended September 30, 2014	38.14	34.60	0.1625
Quarter ended June 30, 2014	38.43	34.26	0.1425
Quarter ended March 31, 2014	37.41	31.18	0.1425

Year Ended December 31, 2013	High	Low	Dividends
Quarter ended December 31, 2013	$35.58	$29.92	$0.1417
Quarter ended September 30, 2013	33.11	28.60	0.1417
Quarter ended June 30, 2013	31.23	28.24	0.1258
Quarter ended March 31, 2013	29.80	25.54	0.1258
The declaration and payment of dividends is subject to the discretion of ITC Holdings’ board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by ITC Holdings’ board of directors. As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the common stock or ownership interests in its subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from time to time from its subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by its subsidiaries in order to pay dividends to shareholders. The ability of ITC Holdings’ subsidiaries to make dividend and other payments to ITC Holdings is subject to the availability of funds after taking into account the subsidiaries’ funding requirements, the terms of the subsidiaries’ indebtedness, the regulations of the FERC under FPA and applicable state laws. The debt agreements to which we are parties contain numerous financial covenants that could limit ITC Holdings’ ability to pay dividends, as well as covenants that prohibit ITC Holdings from paying dividends if we are in default under our term loan credit facility. Further, each of our subsidiaries is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to ITC Holdings.
On February 6, 2014, our board of directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution. The additional shares were distributed on February 28, 2014, to the shareholders of record on February 18, 2014. The share and per share data in this Form 10-K reflect this stock split. See further discussion in Note 13 to the consolidated financial statements.
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

Stock Repurchases
The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)

October 2014	771	$36.59	—	$146.0
November 2014	872	37.99	—	146.0
December 2014	653,358	36.56	651,120	120.0
Total	655,001	$36.57	651,120
____________________________

(1)
Shares purchased other than those purchased as part of a publicly announced plan were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(2)
In April 2014, our board of directors authorized a share repurchase program for up to $250.0 million of common stock, which expires in December 2015. Pursuant to such authorization, on June 19, 2014, ITC Holdings entered into an accelerated share repurchase agreement with JP Morgan Chase (“ASR program”) for up to $150.0 million, with a minimum commitment of $130.0 million, under which ITC Holdings was delivered 2.9 million shares with a fair market value of $104.0 million at the commencement of the ASR program. On December 22, 2014, the ASR program was settled for $130.0 million and ITC Holdings received an additional 651,120 shares as determined by the volume-weighted average share price during the term of the ASR program less an agreed upon discount and adjusted for the initial share delivery. See Note 13 to the consolidated financial statements for detailed discussion on the ASR program.

ITEM 6.     SELECTED FINANCIAL DATA.
The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
OPERATING REVENUES (a) (b)	$1,023,048	$941,272	$830,535	$757,397	$696,843
OPERATING EXPENSES
Operation and maintenance	111,623	112,821	121,941	129,288	126,528
General and administrative (c)	115,031	149,109	112,091	82,790	78,120
Depreciation and amortization	128,036	118,596	106,512	94,981	86,976
Taxes other than income taxes	76,534	65,824	59,701	53,430	48,195
Other operating income and expense — net	(1,005)	(1,139)	(769)	(844)	(297)
Total operating expenses	430,219	445,211	399,476	359,645	339,522
OPERATING INCOME	592,829	496,061	431,059	397,752	357,321
OTHER EXPENSES (INCOME)
Interest expense	186,636	168,319	155,734	146,936	142,553
Allowance for equity funds used during construction	(20,825)	(30,159)	(23,000)	(16,699)	(13,412)
Loss on extinguishment of debt	29,205	—	—	—	—
Other income	(1,103)	(1,038)	(2,401)	(2,881)	(2,340)
Other expense	4,511	6,571	4,218	3,962	2,588
Total other expenses (income)	198,424	143,693	134,551	131,318	129,389
INCOME BEFORE INCOME TAXES	394,405	352,368	296,508	266,434	227,932
INCOME TAX PROVISION	150,322	118,862	108,632	94,749	82,254
NET INCOME	$244,083	$233,506	$187,876	$171,685	$145,678

Basic earnings per share (d)	$1.56	$1.49	$1.22	$1.12	$0.96
Diluted earnings per share (d)	$1.54	$1.47	$1.20	$1.10	$0.95
Dividends declared per share (d)	$0.610	$0.535	$0.487	$0.458	$0.437

	ITC Holdings and Subsidiaries
	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Cash and cash equivalents	$27,741	$34,275	$26,187	$58,344	$95,109
Working capital (deficit)	(276,198)	(307,841)	(805,085)	(113,939)	69,338
Property, plant and equipment — net	5,496,875	4,846,526	4,134,579	3,415,823	2,872,277
Goodwill	950,163	950,163	950,163	950,163	950,163
Total assets	6,974,089	6,282,243	5,564,809	4,823,366	4,307,873
Debt:
ITC Holdings	2,135,244	1,881,918	1,689,619	1,459,599	1,459,178
Regulated Operating Subsidiaries	1,968,342	1,730,194	1,457,608	1,185,423	1,037,718
Total debt	4,103,586	3,612,112	3,147,227	2,645,022	2,496,896
Total stockholders’ equity	$1,669,557	$1,613,732	$1,414,855	$1,258,892	$1,117,433

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
CASH FLOWS DATA:
Expenditures for property, plant and equipment	$733,145	$821,588	$802,763	$556,931	$388,401

____________________________

(a)
During 2014, we recognized an aggregate estimated regulatory liability for the potential refunds relating to the rate of return on equity and capital structure complaint as described in Note 16 to the consolidated financial statements, which resulted in a reduction in operating revenues of $46.9 million.

(b)
During 2012, we initially recognized the FERC audit refund liability, which resulted in a reduction in operating revenues of $11.0 million. See Note 16 to the consolidated financial statements for discussion on the FERC audit refund.

(c)
During 2014, 2013, 2012 and 2011, we expensed external legal, advisory and financial services fees of $0.4 million, $43.1 million, $19.4 million and $7.0 million, respectively, relating to the Entergy Transaction recorded within general and administrative expenses as discussed in Note 17 to the consolidated financial statements.

(d)	Per share data reflect the three-for-one stock split that occurred on February 28, 2014. See further discussion on the stock split in Note 13 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the year ended December 31, 2014 or may affect future results include:

•
Our capital investments of $793.5 million at our Regulated Operating Subsidiaries ($252.3 million, $126.4 million, $286.3 million and $128.5 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively) for the year ended December 31, 2014, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 8 to the consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2014 and 2013 to fund capital investment at our Regulated Operating Subsidiaries, resulting in higher interest expense;

•	Debt maturing within one year and the interest rates associated with the additional financing required as discussed in Note 8 to the consolidated financial statements;

•	Loss on extinguishment of debt of $29.2 million related to the tender of ITC Holdings Senior Notes as described in Note 8 to the consolidated financial statements;

•
Recognition of estimated contingent liability of $47.8 million for the potential refunds, including interest, relating to the rate of return on equity and capital structure complaint as described in Note 16 to the consolidated financial statements; and

•	Repurchases of common stock of $130.0 million during 2014 under the ASR program as described in Note 13 to the consolidated financial statements.
These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries calculate their revenue requirements using cost-based formula rate templates and are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under their cost-based formula rate templates, each of our Regulated Operating Subsidiaries separately calculates a revenue requirement based on financial information specific to each company. The calculation of projected revenue requirement for a future period is used to establish the transmission rate used for billing purposes. The calculation of actual revenue requirements for a historic period is used to calculate the amount of revenues recognized in that period and to calculate the over- or under-collection for that period.
Under these formula rate templates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current rather than a lagging basis. The formula rate templates for a given year initially utilize forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.
Illustration of Formula Rate Setting

Line	Item	Instructions	Amount
1	Rate base (a)		$1,000,000
2	Multiply by 13-month weighted average cost of capital (b)		9.43%
3	Allowed return on rate base	(Line 1 x Line 2)	$94,300
4	Recoverable operating expenses (including depreciation and amortization)		$150,000
5	Income taxes		50,000
6	Gross revenue requirement	(Line 3 + Line 4 + Line 5)	$294,300
____________________________

(a)	Consists primarily of in-service property, plant and equipment, net of accumulated depreciation.

(b)	The weighted average cost of capital for purposes of this illustration is calculated as follows:

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	12.38% =	7.43%
	100.00%		9.43%
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
Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term. The primary factor that is expected to continue to increase our actual revenue requirements in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve system accessibility for all generation resources. The FERC requires compliance with certain reliability standards and may take enforcement actions against violators, including fines of up to $1.0 million per day. NERC is responsible for developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by NERC, as well as the standards of applicable regional entities under NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
	Investment Program	Year Ended	Year Ending
Source of Investment	2014-2018	December 31, 2014 (a)	December 31, 2015
(In millions)
ITCTransmission	$647	$252.3	$170 — 200
METC	546	126.4	150 — 170
ITC Midwest (b)	1,991	286.3	380 — 405
ITC Great Plains	194	128.5	10 — 25
Development and other (c)	1,122	0.5	0 — 10
Total	$4,500	$794.0	$710 — 810
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

(b)	ITC Midwest’s investment program includes the 2011 MISO MVPs as discussed below under “Capital Project Updates and Other Recent Developments — North Central Region Development.”

(c)	Refer to “Item 1 Business — Development of Business — Development Projects” for discussion on our development projects.
Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.

Capital Project Updates and Other Recent Developments
Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Phase 1 of the Thumb Loop Project, consisting of 62 miles of 345 kV transmission facilities has been placed into service. Phase 2, consisting of approximately 20 miles, was placed into service in May 2014. Through December 31, 2014, ITCTransmission has invested $465.8 million in the Thumb Loop Project. We estimate ITCTransmission will invest a total of approximately $510 million in the project, which is currently anticipated to be completed in 2015.
ITC Great Plains
Kansas V-Plan Project
The Kansas V-Plan Project is a 200-mile transmission line that runs between Spearville and Wichita, Kansas. ITC Great Plains was responsible for constructing an approximately 120 mile portion of the project from Spearville to Medicine Lodge, Kansas. ITC Great Plains commenced construction during 2012 and the project was placed in-service in 2014. Through December 31, 2014, ITC Great Plains invested $315.0 million in the Kansas V-Plan Project and does not expect the remaining investment to be material.
Regulatory Assets
As of December 31, 2014, we have recorded approximately $14.1 million of regulatory assets for start-up, development and pre-construction expenses, including associated interest carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the KETA and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date.
North Central Region Development
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
Development Bonuses
During 2014, 2013 and 2012, we recognized general and administrative expenses of $2.7 million, $3.4 million and $2.9 million, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. Development-related bonuses may be authorized and awarded in the future related to development projects.
Rate of Return on Equity and Capital Structure Complaint
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA (the “Complaint”), requesting that the FERC find the current 12.38% MISO regional base ROE rate for all MISO TOs, including ITCTransmission, METC and ITC Midwest to no longer be just and reasonable. The complainants sought a FERC order reducing the regional base ROE rate used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 9.15%, reducing the equity component of our capital structure from the FERC approved 60% to 50% and terminating the ROE adders currently approved for certain ITC Holdings operating companies, including adders currently utilized by ITCTransmission and METC.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the MISO regional base ROE rate for hearing and settlement procedures, while denying all other aspects of the Complaint. FERC found the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity are unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order again reiterates that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants but were not able to reach resolution. On January 5, 2015, the Chief Judge issued an order which terminated settlement procedures and set the matter for hearing. The order established a schedule for the proceeding for a hearing within 32 weeks of the order and an initial decision within 47 weeks of the order. We expect FERC to establish a new base ROE rate to determine any refund liability for the period of November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). The new base ROE rate as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period.
We believe it is probable that a refund will be required for the Initial Refund Period, and the estimated range of refunds is expected to be from $47.8 million to $88.1 million for the period from November 12, 2013 through December 31, 2014. During the fourth quarter of 2014, ITCTransmission, METC, and ITC Midwest recorded an aggregate estimated regulatory liability of $47.8 million for the potential refunds as of December 31, 2014, as there is no best estimate within the range of refunds. This amount has been recorded as a reduction of revenues of $46.9 million and an increase in interest expense of $0.9 million in the consolidated statements of operations, and resulted in an estimated after-tax reduction of net income of $28.9 million for the year ended December 31, 2014. Based on the estimated range of refunds identified above, we believe that it is reasonably possible that this matter could result in an additional pre-tax refund of up to $40.3 million (or a $24.4 million after-tax reduction of net income) in excess of the amount recorded as of December 31, 2014. It is also possible the outcome of this matter could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized ROE rate along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC under FPA Section 205 for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. These adders would be applied to METC’s and ITC Midwest’s base ROE rates in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Additionally, on January 30, 2015, ITC Midwest filed a request with FERC under FPA Section 205 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. Finally, on February 12, 2015, an additional complaint was filed under Section 206 of the FPA seeking a FERC order reducing the regional base ROE rate used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67%, to be effective for the period beginning February 12, 2015.
Stock Split
On February 6, 2014, our board of directors declared a three-for-one split of our common stock that occurred on February 28, 2014. The share and per share data in this Form 10-K reflect this stock split. See further discussion in Note 13 to the consolidated financial statements.
Significant Components of Results of Operations
Revenues
We derive nearly all of our revenues from providing transmission, scheduling, control and dispatch services and other related services over our Regulated Operating Subsidiaries’ transmission systems to DTE Electric, Consumers Energy, IP&L and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems. MISO and SPP are responsible for billing and collecting the majority of transmission service revenues. As the billing agent for our Regulated Operating Subsidiaries, MISO and SPP collect fees for the use of our transmission systems, invoicing DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis.
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
Point-to-Point Revenues consist of revenues generated from a type of transmission service for which the customer pays for transmission capacity reserved along a specified path between two points on an hourly, daily, weekly or monthly basis. Point-to-point revenues also include other components pursuant to schedules under the MISO and SPP transmission tariffs. Point-to-point revenues are treated as a revenue credit to network or regional customers and are a reduction to gross revenue requirement when calculating net revenue requirement under our cost-based formula rates.
Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff, including MVP projects such as the Thumb Loop Project. Regional cost sharing revenue also includes revenues collected by transmission customers from other RTOs outside of MISO to allocate costs of certain transmission plant investments. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues consist of both billed regional cost sharing revenues and accrued or deferred revenues as a result of our accounting under our cost-based formula rates that contain a true-up mechanism. The amount of the regional cost sharing revenue accruals (deferrals) is estimated for each reporting period until such time as the regional cost sharing formula rate templates based on actual costs are completed for each of our Regulated Operating Subsidiaries during the following year. A portion of regional cost sharing revenues is not subject to a direct true-up but instead is treated as a revenue credit to regional or network customers and is a reduction to gross revenue requirement when calculating net revenue requirement under our cost-based formula rates.
Scheduling, Control and Dispatch Revenues are allocated to our MISO Regulated Operating Subsidiaries by MISO as compensation for the services performed in operating the transmission system. Such services include monitoring of reliability data, current and next day analysis, implementation of emergency procedures and outage coordination and switching. Beginning in 2013, certain scheduling, control and dispatch revenues became subject to a true-up mechanism at our MISO Regulated Operating Subsidiaries that ensures that our MISO Regulated Operating Subsidiaries recover their allowed costs.
Other Revenues consist of rental revenues, easement revenues, revenues relating to utilization of jointly owned assets under our transmission ownership and operating agreements and amounts from providing ancillary services to customers. The majority of other revenues are treated as a revenue credit and are a reduction to gross revenue requirement when calculating net revenue requirement under our cost-based formula rates.

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
General and Administrative Expenses consist primarily of costs for personnel in our legal, information technology, finance, regulatory, human resources and business development organizations, general office expenses and fees for professional services. Professional services are principally composed of outside legal, consulting, audit and information technology services.
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
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.

Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In thousands)	2014	2013	(Decrease)	(Decrease)	2012	(Decrease)	(Decrease)
OPERATING REVENUES	$1,023,048	$941,272	$81,776	8.7%	$830,535	$110,737	13.3%
OPERATING EXPENSES
Operation and maintenance	111,623	112,821	(1,198)	(1.1)%	121,941	(9,120)	(7.5)%
General and administrative	115,031	149,109	(34,078)	(22.9)%	112,091	37,018	33.0%
Depreciation and amortization	128,036	118,596	9,440	8.0%	106,512	12,084	11.3%
Taxes other than income taxes	76,534	65,824	10,710	16.3%	59,701	6,123	10.3%
Other operating income and expenses — net	(1,005)	(1,139)	134	(11.8)%	(769)	(370)	48.1%
Total operating expenses	430,219	445,211	(14,992)	(3.4)%	399,476	45,735	11.4%
OPERATING INCOME	592,829	496,061	96,768	19.5%	431,059	65,002	15.1%
OTHER EXPENSES (INCOME)
Interest expense	186,636	168,319	18,317	10.9%	155,734	12,585	8.1%
Allowance for equity funds used during construction	(20,825)	(30,159)	9,334	(30.9)%	(23,000)	(7,159)	31.1%
Loss on extinguishment of debt	29,205	—	29,205	n/a	—	—	n/a
Other income	(1,103)	(1,038)	(65)	6.3%	(2,401)	1,363	(56.8)%
Other expense	4,511	6,571	(2,060)	(31.3)%	4,218	2,353	55.8%
Total other expenses (income)	198,424	143,693	54,731	38.1%	134,551	9,142	6.8%
INCOME BEFORE INCOME TAXES	394,405	352,368	42,037	11.9%	296,508	55,860	18.8%
INCOME TAX PROVISION	150,322	118,862	31,460	26.5%	108,632	10,230	9.4%
NET INCOME	$244,083	$233,506	$10,577	4.5%	$187,876	$45,630	24.3%
Operating Revenues
Year ended December 31, 2014 compared to year ended December 31, 2013
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2014		2013		Increase	Increase
(In thousands)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues	$763,954	74.7%	$726,161	77.1%	$37,793	5.2%
Regional cost sharing revenues	265,294	25.9%	177,364	18.8%	87,930	49.6%
Point-to-point	17,788	1.7%	17,312	1.8%	476	2.7%
Scheduling, control and dispatch	12,466	1.2%	12,226	1.3%	240	2.0%
Other	10,456	1.0%	8,209	1.0%	2,247	27.4%
Recognition of contingent liability for return on equity complaint	(46,910)	(4.5)%	—	—%	(46,910)	n/a
Total	$1,023,048	100.0%	$941,272	100.0%	$81,776	8.7%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2014 as compared to 2013. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service in 2014.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO and SPP as eligible for regional cost sharing and these projects being placed in-service.
The recognition of the estimated contingent liability for potential refunds relating to the return on equity complaint resulted in a reduction to operating revenues of $46.9 million during the fourth quarter of 2014 as described in

Note 16 to the consolidated financial statements. We are not able to estimate whether any required refunds would be applied to all components of revenues listed in the table above or only certain components.
Operating revenues for the years ended December 31, 2014 and 2013 include revenue accruals and deferrals as described in Note 4 to the consolidated financial statements.
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
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the year ended December 31, 2013 as compared to 2012. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service in 2013 and lower revenues in 2012 resulting from the initial recognition of the FERC audit refund as described in Note 16 to the consolidated financial statements.
Regional cost sharing revenues increased due primarily to additional capital projects that have been identified by MISO as eligible for regional cost sharing and these projects being placed in-service.
Scheduling, control and dispatch revenues decreased due primarily to the true-up mechanism initially implemented in 2013.
Operating revenues for the years ended December 31, 2013 and 2012 include revenue accruals and deferrals as described in Note 4 to the consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Year ended December 31, 2014 compared to year ended December 31, 2013
Operation and maintenance expenses decreased due primarily to lower vegetation management requirements of $1.4 million.
Year ended December 31, 2013 compared to year ended December 31, 2012
Operation and maintenance expenses decreased due to lower vegetation management requirements of $4.8 million, lower NERC compliance activities associated with surveying transmission overhead lines of $2.8 million and lower expenses associated with overhead line maintenance activities of $1.5 million.
General and administrative expenses
Year ended December 31, 2014 compared to year ended December 31, 2013
General and administrative expenses decreased by $42.7 million due to legal, advisory and financial services fees incurred in the prior period relating to the terminated Entergy Transaction. The decrease was partially offset by higher professional services such as legal, advisory and financial services fees primarily for various development initiatives of $8.2 million unrelated to the Entergy Transaction.
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

Depreciation and amortization expenses
Year ended December 31, 2014 compared to year ended December 31, 2013
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Year ended December 31, 2013 compared to year ended December 31, 2012
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Year ended December 31, 2014 compared to year ended December 31, 2013
Taxes other than income taxes increased due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2013 capital additions, which are included in the assessments for 2014 property taxes.
Year ended December 31, 2013 compared to year ended December 31, 2012
Taxes other than income taxes increased due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2012 capital additions, which are included in the assessments for 2013 property taxes.
Other expenses (income)
Year ended December 31, 2014 compared to year ended December 31, 2013
Interest expense increased primarily due to interest associated with the long-term debt issuances at ITC Holdings and the Regulated Operating Subsidiaries which were used for refinancing of current debt maturities and general corporate purposes as described in Note 8 to the consolidated financial statements.
AFUDC equity decreased due primarily to lower balances of construction work in progress eligible for AFUDC during the period.
The loss on extinguishment of debt in 2014 related to the tender and retirement of $115.6 million of the 5.875% ITC Holdings Senior Notes and $54.7 million of the 6.375% ITC Holdings Senior Notes as described in Note 8 to the consolidated financial statements.
Year ended December 31, 2013 compared to year ended December 31, 2012
Interest expense increased primarily due to interest associated with the long-term debt issuances at ITC Holdings and the Regulated Operating Subsidiaries which were used for refinancing of current debt maturities and general corporate purposes as described in Note 8 to the consolidated financial statements.
AFUDC equity increased due primarily to higher balances of construction work in progress eligible for AFUDC during the period.
Other income decreased and other expense increased primarily due to the gain recognized in other income for the investments held for the supplemental benefit plans in 2012 and the loss recognized in other expense for such investments in 2013. See further discussion in Note 11 to the consolidated financial statements.
Income Tax Provision
Year ended December 31, 2014 compared to year ended December 31, 2013
Our effective tax rates for the years ended December 31, 2014 and 2013 are 38.1% and 33.7%, respectively. Our effective tax rate differs from our 35% statutory federal income tax rate due primarily to state income taxes as well as the tax effects of AFUDC equity. The amount of income tax expense relating to AFUDC equity is recognized as a regulatory asset and not included in the income tax provision. Additionally, during the fourth quarter of 2013, due to the cancellation of the Entergy Transaction, we recognized tax benefits for expenses that were previously deemed non-deductible for tax purposes, including a decrease to the tax provision of $5.6 million for expenses that were incurred in 2012 and 2011.

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

•
Fund our debt service requirements including principal repayments and periodic interest payments, which are further described in detail below under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.” We expect our interest payments to increase each year as a result of additional debt we expect to incur to fund our capital expenditures and for general corporate purposes.

•	Fund any potential share repurchases available under the Board of Directors authorized share repurchase program as described in Note 13 to the consolidated financial statements.

•
Fund contributions to our retirement benefit plans, as described in Note 11 to the consolidated financial statements. We expect to contribute up to $13.0 million to these plans in 2015. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement benefit plans to be higher than we have experienced in the past.

In addition to the expected capital requirements above, any adverse determinations relating to the regulatory matters or contingencies described in Notes 4 and 16 to the consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and to fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any other subsidiaries we may have in addition to the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries, while wholly owned by ITC Holdings, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As described in Note 8 to the consolidated financial statements, we entered into new revolving credit agreements in March 2014 at ITC Holdings and its Regulated Operating Subsidiaries with total borrowing capacity of $1.0 billion, an increase of $275.0 million from the prior revolving credit agreements. As of December 31, 2014, we had consolidated indebtedness under our revolving and term loan credit agreements of $473.8 million, with unused capacity under the agreements of $687.2 million. See Note 8 to the consolidated financial statements for a detailed discussion of these agreements and borrowing and repayment activity during the years ended December 31, 2014 and 2013.
As of December 31, 2014, we had approximately $175.0 million of debt maturing within one year, which we expect to refinance with long-term debt. To address our long-term capital requirements and to repay debt maturing within one year, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

		Standard and Poor’s	Moody’s Investor
Issuer	Issuance	Ratings Services (a)	Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB+	Baa2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	First Mortgage Bonds	A	A1
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

Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 8 to the consolidated financial statements. As of December 31, 2014, we were in compliance with all debt covenants. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.

Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244,083	$233,506	$187,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	128,036	118,596	106,512
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	(4,093)	(11,972)	(13,052)
Deferred income tax expense	90,373	76,703	67,285
Tax benefit for excess tax deductions of share-based compensation	(7,767)	(4,302)	(23,022)
Other	50,869	36,665	1,924
Net cash provided by operating activities	501,501	449,196	327,523
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(733,145)	(821,588)	(802,763)
Other	(1,556)	(4,700)	(6,298)
Net cash used in investing activities	(734,701)	(826,288)	(809,061)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of long-term debt (including revolving and term loan credit agreements)	462,639	464,425	501,740
Issuance of common stock	20,713	10,042	14,189
Dividends on common stock	(95,595)	(84,129)	(75,153)
Refundable deposits from and repayments to generators for transmission network upgrades — net	(22,850)	(5,955)	(4,943)
Repurchase and retirement of common stock	(134,284)	(4,885)	(7,266)
Tax benefit for excess tax deductions of share-based compensation	7,767	4,302	23,022
Other	(11,724)	1,380	(2,208)
Net cash provided by financing activities	226,666	385,180	449,381
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,534)	8,088	(32,157)
CASH AND CASH EQUIVALENTS — Beginning of period	34,275	26,187	58,344
CASH AND CASH EQUIVALENTS — End of period	$27,741	$34,275	$26,187
Cash Flows From Operating Activities
Year ended December 31, 2014 compared to year ended December 31, 2013
Net cash provided by operating activities increased $52.3 million in 2014 compared to 2013. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $132.7 million during 2014 compared to 2013. This increase was partially offset by higher interest payments (net of interest capitalized) of $30.2 million, higher income taxes paid of $24.4 million and an increase in payments of operating expenses of $12.1 million.
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

Cash Flows From Investing Activities
Year ended December 31, 2014 compared to year ended December 31, 2013
Net cash used in investing activities decreased $91.6 million in 2014 compared to 2013. The decrease in cash used in investing activities was due primarily to lower investments in property, plant and equipment during 2014 as we executed our capital investment plan described above under “— Overview — Capital Investment and Operating Results Trends.”
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
Cash Flows From Financing Activities
Year ended December 31, 2014 compared to year ended December 31, 2013
Net cash provided by financing activities decreased $158.5 million in 2014 compared to 2013. The decrease in cash provided by financing activities was due primarily to a decrease in long-term debt issuances of $134.4 million during 2014 compared to 2013 as well as the net payment of $130.0 million for the ASR program as described in Note 13 to the consolidated financial statements. Additionally, there was a net decrease of $20.8 million in amounts outstanding under our revolving and term loan credit agreements and lower net proceeds of $16.9 million associated with refundable deposits for transmission network upgrades. These decreases were partially offset by a decrease in payments of $153.4 million to retire long-term debt. See Note 8 to the consolidated financial statements for detail on the issuances and retirements of long-term debt.
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

Contractual Obligations
The following table details our contractual obligations as of December 31, 2014:

		Less Than	1-3	4-5	More Than
(In thousands)	Total	1 Year	Years	Years	5 Years
Debt:
ITC Holdings Senior Notes	$1,924,684	$—	$574,344	$200,000	$1,150,340
ITC Holdings revolving credit agreement	53,500	—	—	53,500	—
ITC Holdings term loan credit agreement	161,000	—	161,000	—	—
ITCTransmission First Mortgage Bonds	585,000	—	100,000	—	485,000
ITCTransmission revolving credit agreement	14,300	—	—	14,300	—
METC Senior Secured Notes	450,000	175,000	—	—	275,000
ITC Midwest First Mortgage Bonds	525,000	—	40,000	35,000	450,000
ITC Midwest revolving credit agreement	191,200	—	—	191,200	—
ITC Great Plains First Mortgage Bonds	150,000	—	—	—	150,000
ITC Great Plains revolving credit agreement	53,800	—	—	53,800	—
Interest payments:
ITC Holdings Senior Notes	1,105,033	98,991	253,189	118,221	634,632
ITCTransmission First Mortgage Bonds	630,487	29,326	70,857	38,613	491,691
METC Senior Secured Notes	356,545	21,566	36,270	24,180	274,529
ITC Midwest First Mortgage Bonds	464,525	27,196	78,667	48,630	310,032
ITC Great Plains First Mortgage Bonds	186,593	6,240	18,720	12,480	149,153
Operating leases	5,435	850	2,185	934	1,466
Purchase obligations	44,192	42,272	1,280	640	—
Regulatory liabilities — revenue deferrals, including accrued interest	73,883	39,972	33,911	—	—
METC Easement Agreement	359,721	10,041	30,123	20,082	299,475
Total obligations	$7,334,898	$451,454	$1,400,546	$811,580	$4,671,318
Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2014. We also expect to pay interest and commitment fees under our variable-rate revolving and term loan credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2014, we paid $8.7 million of interest and commitment fees under our revolving and term loan credit agreements.
Operating leases include leases for office space, equipment and storage facilities. Purchase obligations represent commitments primarily for materials, services and equipment that had not been received as of December 31, 2014, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times. See Note 16 to the consolidated financial statement for more information on our operating leases and purchases obligations.
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

The contractual obligations table above excludes certain items, including contingent liabilities and other long-term liabilities, due to uncertainty on the final outcome in addition to the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid for pension and other postretirement obligations, to settle regulatory liabilities related to asset removal costs and liabilities to refund deposits from generators for transmission network upgrades recorded in other current and long term liabilities are not known with certainty. As a result, cash obligations for these items are excluded from the contractual obligations table above.
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
Regulation
Nearly all of our Regulated Operating Subsidiaries’ business is subject to regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the Financial Accounting Standards Board (“FASB”) for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 5 to the consolidated financial statements, we had regulatory assets and liabilities of $229.1 million and $200.0 million, respectively, as of December 31, 2014. Future regulatory changes or changes in the competitive environment could result in discontinuing the application of the guidance for accounting for the effects of certain types of regulations. If we were to discontinue the application of this guidance on our Regulated Operating Subsidiaries’ operations, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $48.8 million relating to intangible assets at December 31, 2014 that are described in Note 6 to the consolidated financial statements.
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
Under their formula rates, our Regulated Operating Subsidiaries use forecasted expenses, property, plant and equipment, point-to-point revenues and other items for the upcoming calendar year to establish their projected revenue requirement and for the MISO Regulated Operating Subsidiaries, their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The cost-based formula rate templates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year in order to subsequently collect or refund any under-recovery or over-recovery of revenues, as appropriate. The under- or over-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, and from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries.
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
As of December 31, 2014 and 2013, consolidated goodwill totaled $950.2 million. We completed our annual goodwill impairment test as of October 1, 2014 and determined that no impairment exists. There were no events subsequent to October 1, 2014 that indicated impairment of our goodwill. We do not believe there is a material risk of our goodwill being impaired in the near term at ITCTransmission, METC or ITC Midwest.
Contingent Obligations
We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax and other contingencies. Additionally, we have other contingent obligations that may be required to be paid to developers based on achieving certain milestones relating to development initiatives. We periodically evaluate our exposure to such contingencies and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements. These events or conditions include, without limitation, the following:

•
Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes and other environmental matters.

•	Changes in existing federal income tax laws or Internal Revenue Service regulations.

•	Identification and evaluation of lawsuits or complaints in which we may be or have been named as a defendant.

•	Resolution or progression of existing matters through the legislative process, the courts, the FERC, NERC, the Internal Revenue Service, or the Environmental Protection Agency.

•	Completion of certain milestones relating to development initiatives.
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

Pension and Postretirement Costs
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions including rates of return on plan assets, the discount rates, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA-rated zero-coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our plans. In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 11 to the consolidated financial statements.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,985.6 million at December 31, 2014. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,629.8 million at December 31, 2014. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, at December 31, 2014. An increase in interest rates of 10% (from 7.0% to 7.7%, for example) at December 31, 2014 would decrease the fair value of debt by $176.1 million, and a decrease in interest rates of 10% at December 31, 2014 would increase the fair value of debt by $189.6 million at that date.
Revolving and Term Loan Credit Agreements
At December 31, 2014, we had a consolidated total of $473.8 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at December 31, 2014 would increase or decrease the total interest expense by $0.6 million, respectively, for an annual period on a constant borrowing level of $473.8 million.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In May 2014, we executed, settled and terminated $150.0 million of 10-year interest rate swaps in conjunction with the Senior Notes issued at ITC Holdings as described in Note 8 to the consolidated financial statements. As of December 31, 2014, we held 10-year interest rate swaps with a notional amount of $50.0 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016 (“5.875% Senior Notes”). ITC Holdings entered into an additional 10-year interest rate swap on January 14, 2015 with a notional amount of $25.0 million, which also manages interest rate risk related to the expected refinancing of the 5.875% Senior Notes. See Note 8 to the consolidated financial statements for further discussion on these interest rate swaps.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for 22.2%, 24.2% and 29.0%, respectively, or $224.5 million, $244.7 million and $292.9 million, respectively, of our consolidated billed revenues for 2014. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2012 revenue accruals and deferrals and exclude any amounts for the 2014 revenue accruals and deferrals that were included in our 2014 operating revenues, but will not be billed to our customers until 2016. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
Novi, Michigan
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITC Holdings Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ITC Holdings Corp.:
Novi, Michigan
We have audited the internal control over financial reporting of ITC Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2015

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$27,741	$34,275
Accounts receivable	100,998	89,348
Inventory	30,892	31,986
Deferred income taxes	14,511	17,225
Regulatory assets	5,393	6,334
Prepaid and other current assets	7,281	12,370
Total current assets	186,816	191,538
Property, plant and equipment (net of accumulated depreciation and amortization of $1,388,217 and $1,330,094, respectively)	5,496,875	4,846,526
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $24,917 and $21,616, respectively)	48,794	49,328
Regulatory assets	223,712	182,105
Deferred financing fees (net of accumulated amortization of $15,972 and $15,261, respectively)	30,311	25,585
Other	37,418	36,998
Total other assets	1,290,398	1,244,179
TOTAL ASSETS	$6,974,089	$6,282,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$107,969	$111,145
Accrued payroll	23,502	21,930
Accrued interest	50,538	53,049
Accrued taxes	41,614	29,805
Regulatory liabilities	39,972	46,187
Refundable deposits from generators for transmission network upgrades	10,376	23,283
Debt maturing within one year	175,000	200,000
Other	14,043	13,980
Total current liabilities	463,014	499,379
Accrued pension and postretirement liabilities	69,562	53,704
Deferred income taxes	656,562	562,938
Regulatory liabilities	160,070	106,986
Refundable deposits from generators for transmission network upgrades	9,384	19,328
Other	17,354	14,064
Long-term debt	3,928,586	3,412,112
Commitments and contingent liabilities (Notes 4 and 16)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 155,140,967 and 157,500,795 shares issued and outstanding at December 31, 2014 and 2013, respectively	923,191	1,014,435
Retained earnings	741,550	592,970
Accumulated other comprehensive income	4,816	6,327
Total stockholders’ equity	1,669,557	1,613,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,974,089	$6,282,243
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
OPERATING REVENUES	$1,023,048	$941,272	$830,535
OPERATING EXPENSES
Operation and maintenance	111,623	112,821	121,941
General and administrative	115,031	149,109	112,091
Depreciation and amortization	128,036	118,596	106,512
Taxes other than income taxes	76,534	65,824	59,701
Other operating income and expense — net	(1,005)	(1,139)	(769)
Total operating expenses	430,219	445,211	399,476
OPERATING INCOME	592,829	496,061	431,059
OTHER EXPENSES (INCOME)
Interest expense — net	186,636	168,319	155,734
Allowance for equity funds used during construction	(20,825)	(30,159)	(23,000)
Loss on extinguishment of debt	29,205	—	—
Other income	(1,103)	(1,038)	(2,401)
Other expense	4,511	6,571	4,218
Total other expenses (income)	198,424	143,693	134,551
INCOME BEFORE INCOME TAXES	394,405	352,368	296,508
INCOME TAX PROVISION	150,322	118,862	108,632
NET INCOME	$244,083	$233,506	$187,876

Basic earnings per common share	$1.56	$1.49	$1.22
Diluted earnings per common share	$1.54	$1.47	$1.20
Dividends declared per common share	$0.610	$0.535	$0.487
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2014	2013	2012
NET INCOME	$244,083	$233,506	$187,876
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 13)	(1,479)	24,304	(2,680)
Available-for-sale securities, net of tax (Note 13)	(32)	71	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1,511)	24,375	(2,680)
TOTAL COMPREHENSIVE INCOME	$242,572	$257,881	$185,196
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2011	153,970,104	$943,444	$330,816	$(15,368)	$1,258,892
Net income	—	—	187,876	—	187,876
Repurchase and retirement of common stock	(298,599)	(7,266)	—	—	(7,266)
Dividends declared on common stock ($0.487 per share)	—	—	(75,153)	—	(75,153)
Stock option exercises	2,555,160	12,593	—	—	12,593
Shares issued under the Employee Stock Purchase Plan	76,563	1,596	—	—	1,596
Issuance of restricted stock	475,797	—	—	—	—
Forfeiture of restricted stock	(33,483)	—	30	—	30
Share-based compensation, net of forfeitures	—	15,592	—	—	15,592
Tax benefit for excess tax deductions of share-based compensation	—	23,022	—	—	23,022
Other comprehensive loss, net of tax (Note 13)	—	—	—	(2,680)	(2,680)
Other	—	353	—	—	353
BALANCE, DECEMBER 31, 2012	156,745,542	$989,334	$443,569	$(18,048)	$1,414,855
Net income	—	—	233,506	—	233,506
Repurchase and retirement of common stock	(163,320)	(4,885)	—	—	(4,885)
Dividends declared on common stock ($0.535 per share)	—	—	(84,129)	—	(84,129)
Stock option exercises	499,014	8,165	—	—	8,165
Shares issued under the Employee Stock Purchase Plan	77,097	1,877	—	—	1,877
Issuance of restricted stock	384,576	—	—	—	—
Forfeiture of restricted stock	(42,114)	—	24	—	24
Share-based compensation, net of forfeitures	—	15,642	—	—	15,642
Tax benefit for excess tax deductions of share-based compensation	—	4,302	—	—	4,302
Other comprehensive income, net of tax (Note 13)	—	—	—	24,375	24,375
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	244,083	—	244,083
Repurchase and retirement of common stock	(3,673,226)	(134,284)	—	—	(134,284)
Dividends declared on common stock ($0.610 per share)	—	—	(95,595)	—	(95,595)
Stock option exercises	1,011,750	18,650	—	—	18,650
Shares issued under the Employee Stock Purchase Plan	69,230	2,063	—	—	2,063
Issuance of restricted stock	321,139	—	—	—	—
Forfeiture of restricted stock	(88,721)	—	92	—	92
Share-based compensation, net of forfeitures	—	14,560	—	—	14,560
Tax benefit for excess tax deductions of share-based compensation	—	7,767	—	—	7,767
Other comprehensive loss, net of tax (Note 13)	—	—	—	(1,511)	(1,511)
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244,083	$233,506	$187,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	128,036	118,596	106,512
Recognition of and refund and collection of revenue accruals and deferrals — including accrued interest	(4,093)	(11,972)	(13,052)
Deferred income tax expense	90,373	76,703	67,285
Allowance for equity funds used during construction	(20,825)	(30,159)	(23,000)
Loss on extinguishment of debt	29,205	—	—
Other	17,697	17,864	13,772
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(11,869)	(16,312)	1,721
Inventory	1,094	5,371	(2,502)
Prepaid and other current assets	5,089	16,891	(25,102)
Accounts payable	(19,061)	17,638	(5,400)
Accrued payroll	525	1,619	1,583
Accrued interest	(2,511)	8,341	1,066
Accrued taxes	19,756	6,113	24,247
Tax benefit on the excess tax deduction of share-based compensation	(7,767)	(4,302)	(23,022)
Other current liabilities	(2,314)	1,630	2,912
Other non-current assets and liabilities, net	34,083	7,669	12,627
Net cash provided by operating activities	501,501	449,196	327,523
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(733,145)	(821,588)	(802,763)
Proceeds from sale of marketable securities	495	20,844	5,935
Purchases of marketable securities	(6,091)	(22,250)	(11,779)
Other	4,040	(3,294)	(454)
Net cash used in investing activities	(734,701)	(826,288)	(809,061)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	798,664	933,025	175,000
Borrowings under revolving credit agreements	1,660,000	1,090,100	1,355,150
Borrowings under term loan credit agreements	110,000	675,000	200,000
Retirement of long-term debt - including extinguishment of debt costs	(298,625)	(452,000)	—
Repayments of revolving credit agreements	(1,618,400)	(1,146,700)	(1,228,410)
Repayments of term loan credit agreements	(189,000)	(635,000)	—
Issuance of common stock	20,713	10,042	14,189
Dividends on common and restricted stock	(95,595)	(84,129)	(75,153)
Refundable deposits from generators for transmission network upgrades	5,833	32,281	33,310
Repayment of refundable deposits from generators for transmission network upgrades	(28,683)	(38,236)	(38,253)
Repurchase and retirement of common stock	(134,284)	(4,885)	(7,266)
Tax benefit on the excess tax deduction of share-based compensation	7,767	4,302	23,022
Advance for forward contract of accelerated share repurchase program	(20,000)	—	—
Return of unused advance for forward contract of accelerated share repurchase program	20,000	—	—
Other	(11,724)	1,380	(2,208)
Net cash provided by financing activities	226,666	385,180	449,381
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,534)	8,088	(32,157)
CASH AND CASH EQUIVALENTS — Beginning of period	34,275	26,187	58,344
CASH AND CASH EQUIVALENTS — End of period	$27,741	$34,275	$26,187
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
ITC Holdings Corp. (“ITC Holdings,” and together with its subsidiaries, “we,” “our” or “us”) and its subsidiaries are engaged in the transmission of electricity in the United States. Through our operating subsidiaries, ITCTransmission, METC, ITC Midwest and ITC Great Plains (together, our “Regulated Operating Subsidiaries”), we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, to reduce transmission constraints and to allow new generating resources to interconnect to our transmission systems. We also are pursuing transmission development projects not within our existing systems, which are intended to improve overall grid reliability, lower electricity congestion and facilitate interconnections of new generating resources, as well as to enhance competitive wholesale electricity markets.
Our Regulated Operating Subsidiaries are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of-service model. ITCTransmission’s service area is located in southeastern Michigan and METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains currently owns assets located in Kansas and Oklahoma. The Midcontinent Independent System Operator, Inc. (“MISO”) bills and collects revenues from ITCTransmission, METC, and ITC Midwest (“MISO Regulated Operating Subsidiaries”) customers. The Southwest Power Pool, Inc. (“SPP”) bills and collects revenue from ITC Great Plains customers.
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
Regulation — Our Regulated Operating Subsidiaries are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The utility operations of our Regulated Operating Subsidiaries meet the accounting standards set forth by the Financial Accounting Standards Board (“FASB”) for the accounting effects of certain types of regulation. These accounting standards recognize the cost based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. These standards require the recording of regulatory assets and liabilities for certain transactions that would have been recorded as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.
Cash and Cash Equivalents — We consider all unrestricted highly-liquid temporary investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Consolidated Statements of Cash Flows — The following table presents certain supplementary cash flows information for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$185,288	$155,112	$148,598
Income taxes paid — net	44,524	20,092	41,174
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$90,949	$68,276	$94,218
Allowance for equity funds used during construction	20,825	30,159	23,000
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of December 31, 2014, 2013 or 2012, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Excess tax benefits are recognized as an addition to common stock pursuant to the share-based compensation accounting standards. Cash retained as a result of those excess tax benefits are presented in the statement of cash flows as cash inflows from financing activities and cash outflows from operating activities.
Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2014 and 2013, we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $118.9 million, $109.4 million and $97.3 million for 2014, 2013 and 2012, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of operations was 2.1%, 2.2% and 2.4% for 2014, 2013 and 2012, respectively. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 48 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Our Regulated Operating Subsidiaries capitalize to property, plant and equipment an allowance for the cost of equity and borrowings used during construction (“AFUDC”) in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The AFUDC debt of $5.1 million, $8.0 million and $7.0 million for 2014, 2013 and 2012, respectively, was a reduction to interest expense. Certain projects at ITC Great Plains have been granted an incentive to include construction work in progress balances in rate base and we do not record AFUDC on those projects.
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
Generator Interconnection Projects and Contributions in Aid of Construction — Certain capital investment at our Regulated Operating Subsidiaries relates to investments we make under generator interconnection agreements. The generator interconnection agreements typically consist of both transmission network upgrades, which are a category of upgrades deemed by FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are needed to interconnect the generating facility to the transmission system and primarily benefit the generating facility.
Our investments in transmission facilities are recorded to property, plant and equipment, and are recorded net of any contribution in aid of construction. Contributions in aid of construction of $19.7 million, $2.6 million and $11.3 million were recorded as reductions to property, plant and equipment during the years ended December 31, 2014, 2013 or 2012, respectively, and are included as reductions of expenditures for property, plant and equipment in our consolidated statements of cash flows when received. We also receive refundable deposits from the generator for certain investment in network upgrade facilities in advance of construction, which are recorded to current or non-current liabilities depending on the expected refund date.
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
Goodwill and Intangible Assets — We comply with the standards set forth by the FASB for goodwill and other intangible assets. Under these standards, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. In order to perform these impairment tests, we determined fair value using valuation techniques based on discounted future cash flows under various scenarios and we also considered estimates of market-based valuation multiples for companies within the peer group of the reporting unit that has goodwill recorded. These accounting standards require that goodwill be reviewed at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. We have goodwill recorded relating to the acquisitions of each our MISO Regulated Operating Subsidiaries. We completed our annual goodwill impairment test for each of our MISO Regulated Operating Subsidiaries as of October 1, 2014 and determined that no impairment exists. There were no events subsequent to October 1, 2014 that indicated impairment of our goodwill. We do not believe there is a material risk of our goodwill being impaired in the near term at ITCTransmission, METC or ITC Midwest. Our intangible assets have finite lives and are amortized over their useful lives, refer to Note 6.
Deferred Financing Fees and Discount or Premium on Debt — The costs related to the issuance of long-term debt are recorded to deferred financing fees and are amortized over the life of the debt issue. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded to interest expense the amortization of deferred financing fees and the amortization of our debt discounts for 2014, 2013 and 2012 of $4.1 million, $4.1 million and $4.0 million, respectively.
Asset Retirement Obligations — We comply with the standards set forth by the FASB for asset retirement obligations. As defined in the standards, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls (“PCBs”) and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. The standards for asset retirement obligations applied to our Regulated Operating Subsidiaries require us to recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under the standards. There have not been any significant changes to our asset retirement obligations in 2014. Our asset retirement obligations as of December 31, 2014 and 2013 of $5.9 million and $5.7 million, respectively, are included in other liabilities.
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
Share-Based Payment — We have an Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of ITC Holdings Corp. and its subsidiaries (“2003 Plan”) and a Second Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”) pursuant to which we grant various share-based awards, including options and restricted stock. Compensation expense is recorded for restricted stock awards that are expected to vest based on their fair value at grant date, and is amortized over the expected vesting period. We recognize expense for stock options that are expected to vest based on their fair value at grant date on a straight-line basis over the requisite service period and not for each separately vesting portion of the award. For certain stock option awards, expense is recognized in the period when the service condition is met upon retirement eligibility. The grant date is the date at which our commitment to issue share based awards to the employee or a director arises, which is generally the later of the board approval date, the date of hire of the employee or the date of the employee’s compensation agreement which contains the commitment to issue the award.

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
We file income tax returns with the Internal Revenue Service and with various state and city jurisdictions. We are no longer subject to U.S. federal tax examinations for tax years 2010 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2010 to 2013. In the event we are assessed interest or penalties by any income tax jurisdictions, interest would be recorded as interest expense and penalties would be recorded as other expense.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the FASB issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted using a full or modified retrospective application. We do not expect the guidance to have a material impact on our results of operations, cash flows, or financial position.
Going Concern
In August 2014, the FASB issued authoritative guidance on (1) how to perform a going concern assessment and (2) when going concern disclosures are required under U.S. GAAP. The guidance extends the responsibility for performing a going concern assessment to company management; previously this requirement existed only in auditing literature. The standard is expected to enhance the timeliness, clarity, and consistency of going concern disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for interim periods and annual periods thereafter. Early application is permitted. We do not expect the standard to have a material impact on our consolidated financial statements, including our disclosure.
4. REGULATORY MATTERS
Order on Formula Rate Protocols
In 2012, the FERC issued an order initiating a proceeding pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. In May 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners (“TOs”) to file revised formula rate protocols. In September 2013, MISO and its TOs, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. On March 20, 2014, FERC issued an order conditionally accepting MISO and its TOs’ September 2013 filing and required a further compliance filing, which MISO and its TOs made on May 19, 2014. On January 22, 2015, the FERC conditionally accepted the May 19,

2014 compliance filing, subject to a further compliance filing. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.
Complaint of IP&L
In 2012, IP&L filed a complaint with the FERC against ITC Midwest’s policy for reimbursement of certain network upgrades under Section 206 of the FPA. The complaint challenged ITC Midwest’s FERC-approved reimbursement policy for up to 100% reimbursement of the costs funded upfront by qualifying generators for network upgrades.
In July 2013, FERC issued an order indicating that the use of Attachment FF was no longer just and reasonable for generator interconnections on the ITC Midwest system and required MISO, on behalf of ITC Midwest, to prospectively revise ITC Midwest’s Attachment FF of the MISO Tariff to conform ITC Midwest’s policy to the default generator interconnection cost recovery provisions used in most other MISO pricing zones. The order does not modify agreements executed or filed unexecuted prior to July 18, 2013. In August 2013, MISO made the required compliance filing to revise ITC Midwest’s Attachment FF of the MISO Tariff and ITC Midwest filed for rehearing of this matter with FERC. On February 20, 2014, FERC issued an order which accepted the required revisions to ITC Midwest’s Attachment FF for the MISO Tariff, making them effective as of July 18, 2013 but denied ITC Midwest’s request for rehearing.
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
Rate of Return on Equity and Capital Structure Complaint
See “Rate of Return on Equity and Capital Structure Complaint” in Note 16 for a discussion of the complaint.
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2014:

(In thousands)	Total
Balance as of December 31, 2013	$(60,196)
Net refund of 2012 revenue deferrals and accruals, including accrued interest	27,260
Net revenue deferral for the year ended December 31, 2014	(21,045)
Net accrued interest payable for the year ended December 31, 2014	(2,122)
Balance as of December 31, 2014	$(56,103)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals and associated accrued interest are recorded in the consolidated statements of financial position as follows:

(In thousands)	Total
Current assets	$5,393
Non-current assets	12,387
Current liabilities	(39,972)
Non-current liabilities	(33,911)
Balance as of December 31, 2014	$(56,103)
ITC Great Plains Start-up, Development and Pre-construction Regulatory Assets
As of December 31, 2014, we have recorded a total of $14.1 million of regulatory assets for start-up, development and pre-construction expenses, including associated interest carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the KETA Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
ITC Midwest’s Rate Discount
As part of the orders by the Iowa Utility Board and the Minnesota Public Utilities Commission approving ITC Midwest’s asset acquisition, ITC Midwest agreed to provide a rate discount of $4.1 million per year to its customers for eight years, beginning in the first year customers experience an increase in transmission charges following the consummation of the ITC Midwest asset acquisition. Beginning in 2009 and extending through 2016, ITC Midwest’s net revenue requirement was or will be reduced by $4.1 million for each year. The rate discount is recognized as a reduction in revenues when we provide the service and charge the reduced rate that includes the rate discount.

5. REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances at December 31, 2014 and 2013:

(In thousands)	2014	2013
Regulatory Assets:
Current:
Revenue accruals (including accrued interest of $120 and $114 as of December 31, 2014 and 2013, respectively)	$5,393	$6,334
Non-current:
Revenue accruals (including accrued interest of $75 and $27 as of December 31, 2014 and 2013, respectively)	12,387	3,037
ITCTransmission ADIT Deferral (net of accumulated amortization of $35,856 and $32,826 as of December 31, 2014 and 2013, respectively)	24,746	27,776
METC ADIT Deferral (net of accumulated amortization of $18,869 and $16,511 as of December 31, 2014 and 2013, respectively)	23,587	25,945
METC Regulatory Deferrals (net of accumulated amortization of $6,172 and $5,400 as of December 31, 2014 and 2013, respectively)	9,257	10,029
Income taxes recoverable related to AFUDC equity	87,168	75,798
ITC Great Plains start-up, development and pre-construction	14,054	13,916
Pensions and postretirement	34,151	15,079
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax	8,869	8,869
Accrued asset removal costs	7,337	170
Other	2,156	1,486
Total non-current	223,712	182,105

Total	$229,105	$188,439
Revenue Accruals
Refer to discussion of revenue accruals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of the revenue accruals, but do accrue interest carrying costs which are subject to rate recovery along with the principal amount of the revenue accrual.
ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission Accumulated Deferred Income Tax (“ADIT”) Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of the fair value of net assets acquired approved for inclusion in future rates by the FERC. ITCTransmission earns a return on the remaining unamortized balance of the ITCTransmission ADIT Deferral that is included in rate base. The original amount recorded for this regulatory asset of $60.6 million is recognized in rates and amortized on a straight-line basis over 20 years. ITCTransmission recorded amortization expense of $3.0 million annually during 2014, 2013 and 2012, which is included in depreciation and amortization and recovered through ITCTransmission’s cost-based formula rate template.
METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired from Consumers Energy approved for inclusion in future rates by the FERC. The original amount recorded for the regulatory asset for METC ADIT Deferral of $42.5 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the regulatory asset for METC ADIT Deferral that is included in rate base. METC recorded amortization expense of $2.4 million annually during 2014, 2013 and 2012, which is included in depreciation and amortization and recovered through METC’s cost-based formula rate template.

METC Regulatory Deferrals
METC has deferred, as a regulatory asset, depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy (the “METC Regulatory Deferrals”). The original amount recorded for the regulatory asset for METC Regulatory Deferrals of $15.4 million is recognized in rates and amortized over 20 years beginning January 1, 2007. METC earns a return on the remaining unamortized balance of the METC Regulatory Deferrals that is included in rate base. METC recorded amortization expense of $0.8 million annually during 2014, 2013 and 2012, which is included in depreciation and amortization and recovered through METC’s cost-based formula rate template.
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
The start-up, development and pre-construction regulatory assets accrue carrying charges at a rate equivalent to ITC Great Plains’ weighted average cost of capital, adjusted annually based on ITC Great Plains’ actual weighted average cost of capital calculated in its formula rate template for that year. The carrying charges began to accrue in March 2009 and will continue until such time that the regulatory assets are included in rate base. The equity component of these carrying charges including applicable taxes, totaling $10.5 million as of December 31, 2014, is not recorded for GAAP accounting and reporting as the equity return does not meet the recognition criteria of incurred costs eligible for deferral under GAAP. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated carrying charges, in future rates. If FERC authorization is received, ITC Great Plains will include the unamortized balance of the start-up, development and pre-construction regulatory assets in its rate base and will amortize them over a 10-year period beginning at the later of the project in-service date or the FERC authorization date. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template beginning in the period in which amortization begins.
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
Income Taxes Recoverable Related to Implementation of the Michigan Corporate Income Tax
In May 2011, the Michigan Business Tax (“MBT”) was repealed and replaced with the Michigan Corporate Income Tax (“CIT”), effective January 1, 2012. Under the CIT, we are taxed at a rate of 6.0% on federal taxable income that is attributed to our operations in the state of Michigan, subject to certain adjustments. In addition to the traditional income tax, the MBT had also included a modified gross receipts tax which allowed for deductions and credits for certain activities, none of which are part of the CIT. The change in Michigan tax law required us to remove deferred income tax balances recognized under the MBT and establish new deferred income tax balances under the CIT in 2011, and the net result was incremental deferred state income tax liabilities at both ITCTransmission and METC. Under our cost-based formula rates with true-up mechanism, the future taxes receivable as a result of the tax law change is expected to be collected from customers through future rates and has resulted in the recognition of a regulatory asset. ITCTransmission and METC do not earn a return on the balance of the CIT regulatory asset and the related net deferred tax liabilities do not reduce rate base.
Accrued Asset Removal Costs
The carrying amount of the accrued asset removal costs represents the difference between costs incurred to remove property, plant and equipment and the estimated removal costs that have been recovered in rates. The portion of depreciation expense included in our depreciation rates related to asset removal costs reduces this regulatory asset and removal costs incurred are added to this regulatory asset. In addition, this regulatory asset has also been adjusted for differences between when legal asset retirement obligations are settled and when such obligations are recognized under the standards set forth by the FASB. Our Regulated Operating Subsidiaries include this item, excluding the cost component related to the recognition of our legal asset retirement obligations under the standards set forth by the FASB, as a reduction to accumulated depreciation for rate-making purposes, which is an increase to rate base.
Regulatory Liabilities
The following table summarizes the regulatory liability balances at December 31, 2014 and 2013:

(In thousands)	2014	2013
Regulatory Liabilities:
Current:
Revenue deferrals (including accrued interest of $1,853 and $1,535 as of December 31, 2014 and 2013, respectively) (a)	$39,972	$33,120
FERC audit refund (including accrued interest of $2,095 as of December 31, 2013) (b)	—	13,067
Total current	39,972	46,187
Non-current:
Revenue deferrals (including accrued interest of $541 and $581 as of December 31, 2014 and 2013, respectively) (a)	33,911	36,447
Accrued asset removal costs	70,705	67,571
Estimated potential refund related to return on equity complaint (including accrued interest of $870 as of December 31, 2014) (c)	47,780	—
Excess state income tax deductions	7,504	2,968
Other	170	—
Total non-current	160,070	106,986

Total	$200,042	$153,173
____________________________

(a)
Refer to discussion of revenue deferrals in Note 4 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

(b)	Refer to discussion of FERC audit refund in Note 16 under “FERC Audit of ITC Midwest.”

(c)	Refer to discussion of the estimated potential refund in Note 16 under “Rate of Return on Equity and Capital Structure Complaint.”
Accrued Asset Removal Costs
The carrying amount of the accrued asset removal costs represents the difference between incurred costs to remove property, plant and equipment and the estimated removal costs included in rates. The portion of depreciation expense included in our depreciation rates related to asset removal costs is added to this regulatory liability and removal expenditures incurred are charged to this regulatory liability. Our Regulated Operating Subsidiaries include this item within accumulated depreciation for rate-making purposes, which is a reduction to rate base.

Excess State Income Tax Deductions
We have taken income tax deductions that exceed the tax basis of property and the unrealized income tax benefits resulting from these deductions are expected to be refunded to customers through future rates when the income tax benefits are realized. This regulatory liability and the related deferred tax assets do not affect rate base.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2014 and 2013, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferral. The carrying amount of the intangible asset for METC Regulatory Deferrals at December 31, 2014 and 2013 is $23.7 million and $25.7 million, respectively, and is amortized over 20 years beginning January 1, 2007. The carrying amount of the intangible asset for METC ADIT Deferral at December 31, 2014 and 2013 is $10.5 million and $11.5 million, respectively, and is amortized over 18 years beginning January 1, 2007, which also corresponds to the amortization period established in the METC rate case settlement. METC earns an equity return on the remaining unamortized balance of both the intangible asset for METC Regulatory Deferrals and the intangible asset for METC ADIT Deferral and recovers the amortization expense through METC’s cost-based formula rate template.
ITC Great Plains has recorded intangible assets for payments and obligations made by ITC Great Plains to certain transmission owners to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.6 million and $12.1 million (net of accumulated amortization of $0.7 million and $0.4 million, respectively) as of December 31, 2014 and 2013, respectively. The amortization period for these intangible assets is 50 years.
During each of the years ended December 31, 2014, 2013 and 2012, we recognized $3.3 million, $3.2 million and $3.1 million, respectively, of amortization expense of our intangible assets. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2014 to be as follows:

(In thousands)
2015	$3,331
2016	3,331
2017	3,331
2018	3,331
2019	3,331
2020 and thereafter	32,139
Total	$48,794

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following at December 31, 2014 and 2013:

(In thousands)	2014	2013
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$6,396,449	$5,641,240
Construction work in progress	391,788	423,433
Capital equipment inventory	68,170	75,470
Other	13,151	22,460
ITC Holdings and other	15,534	14,017
Total	6,885,092	6,176,620
Less: Accumulated depreciation and amortization	(1,388,217)	(1,330,094)
Property, plant and equipment — net	$5,496,875	$4,846,526
Additions to property, plant and equipment in service and construction work in progress during 2014 and 2013 were due primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits such as our Multi-Value Projects.

8. DEBT
The following amounts were outstanding at December 31, 2014 and 2013:

(Amounts in thousands)	2014	2013
ITC Holdings 6.04% Senior Notes, Series A, due September 20, 2014 (a)	$—	$50,000
ITC Holdings 5.875% Senior Notes due September 30, 2016 (net of discount of $6 and $9, respectively) (b)	139,338	254,991
ITC Holdings 6.23% Senior Notes, Series B, due September 20, 2017	50,000	50,000
ITC Holdings 6.375% Senior Notes due September 30, 2036 (net of discount of $166 and $174, respectively) (b)	200,174	254,826
ITC Holdings 6.05% Senior Notes due January 31, 2018 (net of discount of $487 and $644, respectively)	384,513	384,356
ITC Holdings 5.50% Senior Notes due January 15, 2020 (net of discount of $654 and $787, respectively)	199,346	199,213
ITC Holdings 4.05% Senior Notes due July 1, 2023 (net of discount of $606 and $677, respectively)	249,394	249,323
ITC Holdings 3.65% Senior Notes due June 15, 2024 (net of discount of $1,258)	398,742	—
ITC Holdings 5.30% Senior Notes due July 1, 2043 (net of discount of $763 and $791, respectively)	299,237	299,209
ITC Holdings Term Loan Credit Agreement due September 30, 2016	161,000	140,000
ITC Holdings Revolving Credit Agreement due May 17, 2016 (c)	—	—
ITC Holdings Revolving Credit Agreement due March 28, 2019	53,500	—
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036 (net of discount of $79 and $82, respectively)	99,921	99,918
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 1, 2018 (net of discount of $37 and $49, respectively)	99,963	99,951
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043 (net of discount of $437 and $452, respectively)	284,563	284,548
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100,000	—
ITCTransmission Revolving Credit Agreement due May 17, 2016 (c)	—	41,100
ITCTransmission Revolving Credit Agreement due March 28, 2019	14,300	—
METC 5.75% Senior Secured Notes due December 10, 2015 (a)	175,000	175,000
METC 6.63% Senior Secured Notes due December 18, 2014 (a)	—	50,000
METC 5.64% Senior Secured Notes due May 6, 2040	50,000	50,000
METC 3.98% Senior Secured Notes due October 26, 2042	75,000	75,000
METC 4.19% Senior Secured Notes due December 15, 2044	150,000	—
METC Revolving Credit Agreement due May 17, 2016 (c)	—	67,200
METC Revolving Credit Agreement due March 28, 2019	—	—
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038 (net of discount of $405 and $423, respectively)	174,595	174,577
ITC Midwest 7.12% First Mortgage Bonds, Series B, due December 22, 2017	40,000	40,000
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35,000	35,000
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75,000	75,000
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100,000	100,000
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100,000	100,000
ITC Midwest Revolving Credit Agreement due May 31, 2017 (c)	—	111,000
ITC Midwest Revolving Credit Agreement due March 28, 2019	191,200	—
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150,000	—
ITC Great Plains Term Loan Credit Agreement due November 28, 2014 (a)	—	100,000
ITC Great Plains Revolving Credit Agreement due February 16, 2015 (c)	—	51,900
ITC Great Plains Revolving Credit Agreement due March 28, 2019	53,800	—
Total debt	$4,103,586	$3,612,112
____________________________

(a)
As of December 31, 2014 and 2013, there was $175.0 million and $200.0 million, respectively, of debt included within debt maturing within one year that is classified as a current liability in the consolidated statements of financial position.

(b)	The debt obligations were partially retired prior to maturity date through the cash tender offer described below.

(c)	The debt obligations were retired prior to maturity date.

The annual maturities of debt as of December 31, 2014 are as follows:

(In thousands)
2015	$175,000
2016	300,344
2017	90,000
2018	485,000
2019	312,800
2020 and thereafter	2,745,340
Total	$4,108,484
ITC Holdings
Term Loan Credit Agreements
On December 20, 2013, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement, due September 30, 2016, with an initial borrowing capacity of $200.0 million, which was borrowed in full as of March 31, 2014. As of December 31, 2014 and 2013, ITC Holdings had $161.0 million and $140.0 million outstanding under this agreement, respectively. The term loan bears interest at a variable rate, subject to adjustment based on ITC Holdings’ credit rating. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Holdings’ revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.3% at December 31, 2014.
Cash Tender Offer
In May 2014, ITC Holdings commenced a cash tender offer for any and all of the outstanding $255.0 million ITC Holdings 5.875% Senior Notes due September 30, 2016 and $255.0 million ITC Holdings 6.375% Senior Notes due September 30, 2036, under which $115.6 million of the 5.875% Senior Notes and $54.7 million of the 6.375% Senior Notes were validly tendered on May 30, 2014. All of the Senior Notes validly tendered were subsequently retired with the proceeds from the $400.0 million 3.65% Senior Notes described below. ITC Holdings incurred a loss on extinguishment of debt of $29.2 million related to the tender premium, the write-off of deferred debt issuance costs and other related expenses.
Senior Unsecured Notes
On July 3, 2013, ITC Holdings issued $250.0 million aggregate principal amount of its 4.05% Senior Notes, due July 1, 2023 and $300.0 million aggregate principal amount of its 5.30% Senior Notes, due July 1, 2043. The proceeds from these issuances were used to repay its $267.0 million of 5.25% Senior Notes due July 15, 2013, amounts borrowed under ITC Holdings’ various term loan credit agreements and for general corporate purposes.
On June 4, 2014, ITC Holdings issued $400.0 million aggregate principal amount of its 3.65% Senior Notes, due June 15, 2024. The proceeds from the issuance were used for the cash tender offer described above and for general corporate purposes, primarily the repayment of borrowings under the ITC Holdings revolving credit agreement. These ITC Holdings Senior Notes were issued under its 2013 indenture. All issuances of ITC Holdings Senior Notes are unsecured.
ITCTransmission
On August 14, 2013, ITCTransmission issued $285.0 million aggregate principal amount of 4.625% First Mortgage Bonds, Series E, due August 15, 2043. The proceeds from the issuance were used to repay its term loan credit agreement of $185.0 million and $100.0 million outstanding under an intercompany advance agreement between ITCTransmission and ITC Holdings.
On June 10, 2014, ITCTransmission issued $75.0 million of the total face amount of $100.0 million of 4.27% First Mortgage Bonds, Series F, due June 10, 2044 (“First Mortgage Bonds, Series F”). ITCTransmission issued the remaining $25.0 million of First Mortgage Bonds, Series F on August 22, 2014. The proceeds from both issuances were used for general corporate purposes, primarily the repayment of borrowings under the ITCTransmission revolving credit agreement. ITCTransmission’s First Mortgage Bonds are issued under its first mortgage and deed of trust and secured by a first mortgage lien on substantially all of its property.

METC
Term Loan Credit Agreement
On January 31, 2014, METC entered into an unsecured, unguaranteed term loan credit agreement due February 2, 2015, under which METC borrowed the maximum of $50.0 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. This borrowing was repaid in full in the fourth quarter of 2014.
Senior Secured Notes
On December 17, 2014, METC issued $150.0 million of 4.19% Senior Secured Notes, due December 15, 2044. The proceeds were used to repay the $50.0 million of 6.63% Senior Secured Notes due December 18, 2014 and the $50.0 million borrowed under METC’s term loan credit agreement described above and for general corporate purposes, including the repayment of borrowings under METC’s revolving credit agreement. The METC Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
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
ITC Great Plains
Term Loan Credit Agreement
On May 30, 2013, ITC Great Plains entered into an unsecured, unguaranteed term loan credit agreement due November 28, 2014, under which ITC Great Plains had borrowed the maximum $100.0 million as of December 31, 2013. The proceeds were used to refinance existing indebtedness, fund capital expenditures and for general corporate purposes. This borrowing was repaid in full in the fourth quarter of 2014.
First Mortgage Bonds
On November 26, 2014, ITC Great Plains issued $150.0 million of 4.16% First Mortgage Bonds, Series A, due November 26, 2044. The proceeds were used to repay the $100.0 million borrowed under the ITC Great Plains’ term loan credit agreement described above and for general corporate purposes, including the repayment of borrowings under the ITC Great Plains’ revolving credit agreement. ITC Great Plains’ First Mortgage Bonds are issued under its first mortgage and deed of trust and secured by a first mortgage lien on substantially all of its property.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of December 31, 2014, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes subsequent to the cash tender offer described above.

Interest Rate Swaps	Notional Amount	Fixed Rate	Original Term	Effective Date
(Amounts in millions)
August 2014 swap	$25.0	3.217%	10 years	September 2016
October 2014 swap	25.0	3.075%	10 years	September 2016
Total	$50.0
The 10-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 10-year period beginning

September 30, 2016 after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of September 30, 2016. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance attributable to changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. On January 14, 2015, ITC Holdings entered into an additional interest rate swap contract with terms comparable to the interest rate swaps described above, consisting of an additional $25.0 million notional amount of a 10-year term interest rate swap with a fixed rate of 2.301%.
As of December 31, 2014, there has been no material ineffectiveness recorded in the consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of December 31, 2014, the fair value of the derivative instruments was a liability of $1.9 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 12 for additional fair value information.
In May 2014, we executed, settled and terminated $150.0 million of 10-year interest rate swaps in conjunction with the Senior Notes issued at ITC Holdings described above. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps	Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Senior Notes	Loss on Derivative	Settlement Date
(Amounts in millions)
10-year interest rate swaps	$150.0	2.65%	2.53%	$1.6	May 2014
The interest rate swaps qualified for hedge accounting treatment and the loss of $1.6 million was recognized as of December 31, 2014 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the life of the related debt.
Revolving Credit Agreements
On March 28, 2014, ITC Holdings and its Regulated Operating Subsidiaries entered into new unsecured, unguaranteed revolving credit agreements maturing in March 2019, which replaced their existing revolving credit agreements. At December 31, 2014, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(Amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
Revolving Credit Agreements:
ITC Holdings	$400.0	$53.5	$346.5	1.4%	(c)	0.175%
ITCTransmission	100.0	14.3	85.7	1.1%	(d)	0.10%
METC	100.0	—	100.0	n/a	(d)	0.10%
ITC Midwest	250.0	191.2	58.8	1.1%	(d)	0.10%
ITC Great Plains	150.0	53.8	96.2	1.1%	(d)	0.10%
Total	$1,000.0	$312.8	$687.2
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1.00% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on ITC Holdings’ credit rating.

(d)
Loans bear interest at a rate equal to LIBOR plus an applicable margin of 1.00% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1.00% above the one month LIBOR, subject to adjustments based on the borrower’s credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of December 31, 2014, we were not in violation of any debt covenant.
9. EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share.
A reconciliation of both calculations for the years ended December 31, 2014, 2013 and 2012 is presented in the following table (see additional information below under “Stock Split” for the recast share and per share data for the years ended December 31, 2013 and 2012 as a result of the three-for-one stock split):

	Year Ended December 31,
(In thousands, except share, per share data and percentages)	2014	2013	2012
Numerator:
Net income	$244,083	$233,506	$187,876
Less: dividends declared and paid — common and restricted shares	(95,503)	(84,104)	(75,124)
Undistributed earnings	148,580	149,402	112,752
Percentage allocated to common shares (a)	99.2%	99.1%	98.7%
Undistributed earnings — common shares	147,391	148,057	111,286
Add: dividends declared and paid — common shares	94,824	83,351	74,202
Numerator for basic and diluted earnings per common share	$242,215	$231,408	$185,488
Denominator:
Basic earnings per common share — weighted average common shares outstanding	155,363,848	155,736,384	152,462,514
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	1,453,804	1,288,620	2,227,671
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	156,817,652	157,025,004	154,690,185
Per common share net income:
Basic	$1.56	$1.49	$1.22
Diluted	$1.54	$1.47	$1.20
____________________________

(a)	Weighted average common shares outstanding	155,363,848	155,736,384	152,462,514
	Weighted average restricted shares (participating securities)	1,277,128	1,472,967	1,976,505
	Total	156,640,976	157,209,351	154,439,019
	Percentage allocated to common shares	99.2%	99.1%	98.7%

The incremental shares for stock options and the ESPP are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations were as follows:

	2014	2013	2012
Outstanding stock options and ESPP shares (as of December 31)	4,603,292	5,169,828	4,810,287
Anti-dilutive stock options and ESPP shares (for the year ended December 31)	550,178	912,570	1,697,835
Stock Split
Below are the effects of the stock split on earnings per share for the years ended December 31, 2013 and 2012:

(In thousands, except per share and share data)	Reported	Adjustment	Adjusted
For the year ended December 31, 2013
Numerator for basic and diluted earnings per common share	$231,408	$—	$231,408
Denominator:
Basic earnings per common share — weighted average common shares	51,912,128	103,824,256	155,736,384
Incremental shares for stock options and employee stock purchase plan	429,540	859,080	1,288,620
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	52,341,668	104,683,336	157,025,004
Per common share net income:
Basic	$4.46	$(2.97)	$1.49
Diluted	$4.42	$(2.95)	$1.47
For the year ended December 31, 2012
Numerator for basic and diluted earnings per common share	$185,488	$—	$185,488
Denominator:
Basic earnings per common share — weighted average common shares	50,820,838	101,641,676	152,462,514
Incremental shares for stock options and employee stock purchase plan	742,557	1,485,114	2,227,671
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	51,563,395	103,126,790	154,690,185
Per common share net income:
Basic	$3.65	$(2.43)	$1.22
Diluted	$3.60	$(2.40)	$1.20

Below are the effects of the stock split on other disclosures included for earnings per share for the years ended December 31, 2013 and 2012:
Percentage Allocated to Common Shares

	Reported	Adjustment	Adjusted
For the year ended December 31, 2013
Weighted-average common shares outstanding	51,912,128	103,824,256	155,736,384
Weighted-average restricted shares (participating securities)	490,989	981,978	1,472,967
Total	52,403,117	104,806,234	157,209,351
Percentage allocated to common shares	99.1%	—%	99.1%
For the year ended December 31, 2012
Weighted-average common shares outstanding	50,820,838	101,641,676	152,462,514
Weighted-average restricted shares (participating securities)	658,835	1,317,670	1,976,505
Total	51,479,673	102,959,346	154,439,019
Percentage allocated to common shares	98.7%	—%	98.7%
Outstanding and Anti-dilutive Stock Options and ESPP Shares

The outstanding stock options and the ESPP shares as of December 31, 2013 and 2012 and the anti-dilutive stock options and ESPP shares excluded from the diluted earnings per share calculations for the years ended December 31, 2013 and 2012 were as follows:

	Reported	Adjustment	Adjusted
As of and for the year ended December 31, 2013
Outstanding stock options and ESPP shares	1,723,276	3,446,552	5,169,828
Anti-dilutive stock options and ESPP shares	304,190	608,380	912,570
As of and for the year ended December 31, 2012
Outstanding stock options and ESPP shares	1,603,429	3,206,858	4,810,287
Anti-dilutive stock options and ESPP shares	565,945	1,131,890	1,697,835
Impacts of the Accelerated Share Repurchase Program
The basic shares outstanding as of December 31, 2014 include the impact of the 3.6 million shares received under the ASR program, as described in Note 13.
10. INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In thousands)	2014	2013	2012
Income tax expense at 35% statutory rate	$138,042	$123,329	$103,778
State income taxes (net of federal benefit)	16,054	9,110	6,247
AFUDC equity	(6,201)	(9,715)	(7,207)
Entergy Transaction expenses (a)	—	(5,614)	4,113
Other — net	2,427	1,752	1,701
Total income tax provision	$150,322	$118,862	$108,632
____________________________

(a)
During the fourth quarter of 2013, due to the cancellation of the Entergy Transaction, we recognized tax benefits for expenses that were previously deemed non-deductible for tax purposes that were incurred in 2012 and 2011. See Note 17 for discussion of the Entergy Transaction.

Components of the income tax provision were as follows:

(In thousands)	2014	2013	2012
Current income tax expense	$59,949	$42,159	$41,347
Deferred income tax expense	90,313	76,094	66,710
Benefits of operating loss carryforward	60	609	575
Total income tax provision	$150,322	$118,862	$108,632
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
Deferred income tax assets (liabilities) consisted of the following at December 31:

(In thousands)	2014	2013
Property, plant and equipment	$(560,960)	$(459,983)
METC regulatory deferral (a)	(12,721)	(13,743)
Acquisition adjustments — ADIT deferrals (a)	(15,164)	(14,945)
Goodwill	(133,138)	(117,493)
Net revenue accruals and deferrals, including accrued interest (a)	22,047	23,504
Pension and postretirement liabilities	14,196	11,864
State income tax NOLs (net of federal benefit)	20,004	16,573
Share-based compensation	12,211	12,040
Other — net	11,474	(3,530)
Net deferred tax liabilities	$(642,051)	$(545,713)
Gross deferred income tax liabilities	$(810,141)	$(674,172)
Gross deferred income tax assets	168,090	128,459
Net deferred tax liabilities	$(642,051)	$(545,713)
____________________________
(a)Described in Note 5.
We have state income tax net operating losses (“NOLs”) as of December 31, 2014, all of which we expect to use prior to their expiration. Our state income tax NOLs would expire beginning in 2022. In addition to the estimated state income tax NOL deferred tax assets in the table above, we have additional estimated state income tax NOLs of $7.1 million tax effected, net of federal benefit, as of December 31, 2014 that have not been recognized in the consolidated statements of financial position relating to tax deductions for share-based payment. The accounting standards for share-based payment require that the tax deductions that exceed book value be recognized only if that deduction reduces taxes payable as a result of a realized cash benefit from the deduction.
11. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan for eligible employees, comprised of a traditional final average pay plan and a cash balance plan (“retirement plan”). The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the qualified retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. We made contributions of $3.8 million, $6.9 million and $7.0 million to the retirement plan in 2014, 2013 and 2012, respectively. We expect to contribute up to $4.0 million to the retirement plan in 2015.

We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $26.5 million and $21.1 million at December 31, 2014 and 2013, respectively, are not included in the retirement plan asset amounts presented below, but are included in other assets on our consolidated statement of financial position. For the years ended December 31, 2014, 2013 and 2012, we contributed $5.1 million, $0.6 million and $4.7 million, respectively, to these supplemental benefit plans.
Prior to August 2013, the investments held for the supplemental benefit plans were classified as trading securities and the net realized and unrealized loss of $1.8 million in 2013 was recorded as other expense and the net realized and unrealized gains of $1.9 million in 2012 was recorded as other income. In August 2013, the investments were sold and reinvested into new funds, and at acquisition, based on our evaluation of the intent of the new investments, we classified them as available-for-sale consistent with the FASB guidance. As of December 31, 2014, all of our investments held in the supplemental benefit plans were classified as available-for-sale securities and the net unrealized gains of $0.1 million were recognized in the accumulated other comprehensive income component of equity.
The plan assets of the retirement plan consisted of the following assets by category:

Asset Category	2014	2013
Fixed income securities	48.8%	47.7%
Equity securities	51.2%	52.3%
Total	100.0%	100.0%
Net periodic benefit cost for the pension plans during 2014, 2013 and 2012 was as follows by component:

(In thousands)	2014	2013	2012
Service cost	$5,066	$5,261	$4,160
Interest cost	3,603	2,792	2,590
Expected return on plan assets	(3,541)	(2,868)	(2,277)
Amortization of prior service credit	(42)	(42)	(42)
Amortization of unrecognized loss	1,545	2,714	3,470
Net pension cost	$6,631	$7,857	$7,901

The following table reconciles the obligations, assets and funded status of the pension plans as well as the amounts recognized as accrued pension liability in the consolidated statement of financial position as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Change in Benefit Obligation:
Beginning projected benefit obligation	$(73,468)	$(72,400)
Service cost	(5,066)	(5,261)
Interest cost	(3,603)	(2,792)
Actuarial net (loss) gain	(14,937)	6,161
Benefits paid	1,334	824
Ending projected benefit obligation	$(95,740)	$(73,468)
Change in Plans’ Assets:
Beginning plan assets at fair value	$48,894	$38,130
Actual return on plan assets	4,851	4,650
Employer contributions	3,822	6,938
Benefits paid	(1,177)	(824)
Ending plan assets at fair value	$56,390	$48,894
Funded status, underfunded	$(39,350)	$(24,574)
Accumulated benefit obligation	$(84,533)	$(61,832)
Amounts recorded as:
Funded Status:
Accrued pension liabilities	$(44,033)	$(35,003)
Pension assets — other assets — other	4,683	10,429
Total	$(39,350)	$(24,574)
Accumulated benefit obligation:
Retirement plan	$(48,571)	$(36,033)
Supplemental benefit plans	(35,962)	(25,799)
Total	$(84,533)	$(61,832)
Unrecognized Amounts in Non-current Regulatory Assets:
Net actuarial loss	$24,868	$12,787
Prior service credit	25	(17)
Total	$24,893	$12,770
The unrecognized amounts that otherwise would have been charged and/or credited to accumulated other comprehensive income in accordance with the FASB guidance on accounting for retirement benefits are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 5. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.
The actuarial net loss in 2014 includes the impact of a change in our mortality assumption which generally assumes longer life expectancies for plan participants as compared with our prior assumption. Additionally the reduction in our discount rate assumption contributed to the actuarial net loss in 2014.
Actuarial assumptions used to determine the benefit obligation for the pension plans for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Discount rate	3.75 - 4.05%	4.60 - 5.10%	3.70 - 4.45%
Annual rate of salary increases	4.00%	4.00 - 6.00%	5.00 - 6.00%

Actuarial assumptions used to determine the benefit cost for 2014, 2013 and 2012 for the pension plans are as follows:

	2014	2013	2012
Discount rate	4.60 - 5.10%	3.70 - 4.45%	4.50 - 5.00%
Annual rate of salary increases	4.00 - 6.00%	5.00 - 6.00%	5.00 - 6.00%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.25%
At December 31, 2014, the projected benefit payments for the pension plans calculated using the same assumptions as those used to calculate the benefit obligation described above are as follows:

(In thousands)
2015	$1,767
2016	1,722
2017	5,419
2018	5,498
2019	5,904
2020 through 2024	36,957
Investment Objectives and Fair Value Measurement
The general investment objectives of the retirement plan includes maximizing the return within reasonable and prudent levels of risk and controlling administrative and management costs. The targeted asset allocation is weighted equally between equity and fixed income investments. Investment decisions are made by our retirement benefits board as delegated by our board of directors. Equity investments may include various types of U.S. and international equity securities, such as large-cap, mid-cap and small-cap stocks. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. No investments are prohibited for use in the retirement plan, including derivatives, but our exposure to derivatives currently is not material. We intend that the long-term capital growth of the retirement plan, together with employer contributions, will provide for the payment of the benefit obligations.
We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan investments and considering historical and expected long-term rates of returns on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2014 and 2013, there were no transfers between levels.

The fair value measurement of the retirement plan assets as of December 31, 2014, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$23,770	$—	$—
Mutual funds — international equity securities	5,096	—	—
Mutual funds — fixed income securities	23,783	—	—
Guaranteed deposit fund	—	3,741	—
Total	$52,649	$3,741	$—
The fair value measurement of the retirement plan assets as of December 31, 2013, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$20,639	$—	$—
Mutual funds — international equity securities	4,956	—	—
Mutual funds — fixed income securities	19,813	—	—
Guaranteed deposit fund	—	3,486	—
Total	$45,408	$3,486	$—
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
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees. We contributed $6.3 million, $1.5 million and $4.4 million to the postretirement benefit plan in 2014, 2013 and 2012, respectively. We expect to contribute up to $9.0 million to the plan in 2015.
The plan assets consisted of the following assets by category:

Asset Category	2014	2013
Fixed income securities	57.2%	46.6%
Equity securities	42.8%	53.4%
Total	100.0%	100.0%
Our measurement of the accumulated postretirement benefit obligation as of December 31, 2014 and 2013 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Net postretirement benefit plan cost for 2014, 2013 and 2012 was as follows by component:

(In thousands)	2014	2013	2012
Service cost	$5,846	$5,774	$5,433
Interest cost	1,991	1,562	1,552
Expected return on plan assets	(1,361)	(1,415)	(1,016)
Amortization of prior service cost	—	—	125
Amortization of unrecognized loss	—	220	534
Net postretirement cost	$6,476	$6,141	$6,628
The following table reconciles the obligations, assets and funded status of the plan as well as the amounts recognized as accrued postretirement liability in the consolidated statement of financial position as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(42,706)	$(37,015)
Service cost	(5,846)	(5,774)
Interest cost	(1,991)	(1,562)
Actuarial net (loss) gain	(7,695)	1,491
Benefits paid	311	154
Ending accumulated postretirement obligation	$(57,927)	$(42,706)
Change in Plan’s Assets:
Beginning plan assets at fair value	$24,004	$19,670
Actual return on plan assets	2,107	2,857
Employer contributions	6,286	1,477
Employer provided retiree premiums	311	154
Benefits paid	(311)	(154)
Ending plan assets at fair value	$32,397	$24,004
Funded status, underfunded	$(25,530)	$(18,702)
Amounts recorded as:
Funded Status:
Accrued postretirement liabilities	$(25,530)	$(18,702)
Total	$(25,530)	$(18,702)
Unrecognized Amounts in Non-current Regulatory Assets:
Net actuarial loss	$9,258	$2,309
Total	$9,258	$2,309
The unrecognized amounts that otherwise would have been charged and/or credited to accumulated other comprehensive income in accordance with the FASB guidance on accounting for retirement benefits are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 5. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.
The actuarial net loss in 2014 includes the impact of a change in our mortality assumption which generally assumes longer life expectancies for plan participants as compared with our prior assumption. Additionally the reduction in our discount rate assumption contributed to the actuarial net loss in 2014.

Actuarial assumptions used to determine the benefit obligation for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Discount rate	4.20%	5.15%	4.20%
Annual rate of salary increases	4.00%	4.00%	5.00%
Health care cost trend rate assumed for next year	7.25%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022	2017
Annual rate of increase in dental benefit costs	5.00%	5.00%	5.00%
Actuarial assumptions used to determine the benefit cost for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Discount rate	5.15%	4.20%	5.00%
Annual rate of salary increases	4.00%	5.00%	5.00%
Health care cost trend rate assumed for next year	7.50%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2017	2017
Expected long-term rate of return on plan assets	5.00 - 6.75%	7.00%	7.25%
At December 31, 2014, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations listed above are as follows:

(In thousands)
2015	$450
2016	566
2017	713
2018	1,041
2019	1,373
2020 through 2024	12,833
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on costs for 2014 and the postretirement benefit obligation at December 31, 2014:

	One-Percentage-	One-Percentage-
(In thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost	$1,686	$(1,322)
Effect on postretirement benefit obligation	12,643	(9,838)
Investment Objectives and Fair Value Measurement
The general investment objectives of the other postretirement benefit plan includes maximizing the return within reasonable and prudent levels of risk and controlling administrative and management costs. The targeted asset allocation is weighted equally between equity and fixed income investments. Investment decisions are made by our retirement benefits board as delegated by our board of directors. Equity investments may include various types of U.S. and international equity securities, such as large-cap, mid-cap and small-cap stocks. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. No investments are prohibited for use in the other postretirement benefit plan, including derivatives, but our exposure to derivatives currently is not material. We intend that the long-term capital growth of the other postretirement benefit plan, together with employer contributions, will provide for the payment of the benefit obligations.

We determine our expected long-term rate of return on plan assets based on the current target allocations of the retirement plan investments and considering historical returns on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2014 and 2013, there were no transfers between levels.
The fair value measurement of the other postretirement benefit plan assets as of December 31, 2014, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$5,099	$—	$—
Mutual funds — U.S. equity securities	13,070	—	—
Mutual funds — international equity securities	785	—	—
Mutual funds — fixed income securities	12,790	—	—
Guaranteed deposit fund	—	653	—
Total	$31,744	$653	$—
The fair value measurement of the other postretirement benefit plan assets as of December 31, 2013, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
(In thousands)	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$519	$—	$—
Mutual funds — U.S. equity securities	12,113	—	—
Mutual funds — international equity securities	713	—	—
Mutual funds — fixed income securities	10,127	—	—
Guaranteed deposit fund	—	532	—
Total	$23,472	$532	$—
Our investments included in cash equivalents consist of money market mutual funds and common and collective trusts that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual fund investments consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. The guaranteed deposit fund is a group annuity contract and is valued at estimated fair value based on the underlying assets of the fund by discounting the related cash flows based on current yields of similar instruments with comparable durations, which represents the net asset value. As of December 31, 2014 and 2013, there were no unfunded commitments for the guaranteed deposit fund and the investment allowed a daily redemption with a one day notice.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $4.5 million, $4.5 million and $3.8 million in 2014, 2013 and 2012, respectively.
12. FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2014 and 2013, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$5,452	$—	$—
Mutual funds — fixed income securities	26,715	—	—
Mutual funds — equity securities	667	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1,934)	—
Total	$32,834	$(1,934)	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$19,000	$—	$—
Mutual funds — fixed income securities	21,318	—	—
Mutual funds — equity securities	516	—	—
Total	$40,834	$—	$—
As of December 31, 2014 and 2013, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available-for-sale if fair value falls below recorded cost.
The liability related to derivatives consists of interest rate swaps as discussed in Note 8. The fair value of our interest rate swap derivatives as of December 31, 2014 is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates which are observable at commonly quoted intervals.

We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2014 and 2013.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $3,985.6 million and $3,299.0 million at December 31, 2014 and 2013, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding our revolving and term loan credit agreements, was $3,629.8 million and $3,100.9 million at December 31, 2014 and 2013, respectively.
Revolving and Term Loan Credit Agreements
At December 31, 2014 and 2013, we had a consolidated total of $473.8 million and $511.2 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents and special deposits, approximates their fair value due to the short-term nature of these instruments.
13. STOCKHOLDERS' EQUITY
Common Stock
General — At December 31, 2014, ITC Holdings’ authorized capital stock consisted of:

•	300 million shares of common stock, without par value; and

•	10 million shares of preferred stock, without par value.
As of December 31, 2014, there were 155,140,967 shares of our common stock outstanding (which includes restricted stock), no shares of preferred stock outstanding and 797 holders of record of our common stock.
Stock Split — In January 2014, we filed an amendment to our Articles of Incorporation, as previously approved by our shareholders, to increase the number of authorized shares of common stock to 300 million shares. On February 6, 2014, the Board of Directors declared a three-for-one split of our common stock to be accomplished by means of a stock distribution on February 28, 2014 to shareholders of record on February 18, 2014. As a result of the stock split and other issuances and retirements during the year ended December 31, 2014, our outstanding shares increased from approximately 52.5 million shares (unadjusted for the three-for-one stock split) as of December 31, 2013 to 155,140,967 shares as of December 31, 2014. In addition, all unvested restricted stock awards, outstanding stock option awards and share reserves under our share-based compensation plans as discussed in Note 14 were adjusted under the terms of the respective agreements for this three-for-one split. The share and per share data in this Form 10-K reflects the three-for-one stock split effective February 28, 2014, unless otherwise noted.
Accelerated Share Repurchase Program — In April 2014, the Board of Directors authorized a share repurchase program for up to $250.0 million, which expires in December 2015. On June 19, 2014, ITC Holdings entered into an accelerated share repurchase agreement (the “ASR program”) with JP Morgan Chase (“JP Morgan”) for up to $150.0 million, with a minimum commitment of $130.0 million. Under the ASR program, ITC Holdings advanced $150.0 million to JP Morgan in June 2014 and received an initial delivery of 2.9 million shares with a fair market value of $104.0 million, based on the closing market price of $35.80 per share at the commencement of the ASR program. On December 22, 2014, the ASR program was settled for $130.0 million and ITC Holdings received an additional 0.7 million shares as determined by the volume-weighted average share price during the term of the ASR program less an agreed upon discount and adjusted for the initial share delivery. Additionally, ITC Holdings received a repayment of the unused advance of $20.0 million. ITC Holdings recorded the net $130.0 million payment as a reduction to common stock as of December 31, 2014.
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
The note purchase agreements governing ITC Holdings’ Term Loan Credit Agreement and Senior Notes impose restrictions on ITC Holdings and its subsidiaries’ respective abilities to pay dividends if an event of default has occurred under the relevant agreement, and thus ITC Holdings’ ability to pay dividends on its common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in compliance with the covenants under our revolving and term loan credit facilities and our other debt instruments. ITC Holdings’ future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by ITC Holdings’ board of directors.
Pursuant to SEC requirements, Schedule I included in Part IV Item 15 is required because of restrictions which limit the payment of dividends to ITC Holdings by its subsidiaries. Each of our Regulated Operating Subsidiaries as of December 31, 2014 are limited in using net assets for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Management does not expect that maintaining this targeted capital structure will have an impact on the Company's ability to pay dividends at the current level in the foreseeable future.
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
Repurchases — In 2014, 2013 and 2012, we repurchased 3,673,226, 163,320 and 298,599 shares of common stock for an aggregate of $134.3 million, $4.9 million and $7.3 million, respectively, which represented shares of common stock delivered to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock in addition to shares delivered under the ASR program described above.

Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at the beginning of period	$6,327	$(18,048)	$(15,368)
Derivative instruments
Reclassification of net (loss) gain relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $349, $436 and $31 for the years ended December 31, 2014, 2013 and 2012, respectively)	445	(25)	67
Reclassification of loss relating to interest rate cash flow hedges from AOCI to loss on extinguishment of debt (net of tax of $83 for the year ended December 31, 2014)	117	—	—
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,465, $15,652 and $1,777 for the years ended December 31, 2014, 2013 and 2012, respectively)	(2,041)	24,329	(2,747)
Derivative instruments, net of tax	(1,479)	24,304	(2,680)
Available-for-sale securities
Unrealized gain (loss) on available-for-sale securities (net of tax of $18 and $46 for the years ended December 31, 2014 and 2013, respectively)	(32)	71	—
Available-for-sale securities, net of tax	(32)	71	—
Total other comprehensive (loss) income, net of tax	(1,511)	24,375	(2,680)
Balance at the end of period	$4,816	$6,327	$(18,048)
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
14. SHARE-BASED COMPENSATION
The share and per share data below reflects the three-for-one stock split effective February 28, 2014. See Note 13 for discussion on the stock split. Our LTIP, which was adopted in 2006 and most recently amended and restated in 2011, permits the compensation committee to make grants of a variety of share-based awards (such as options, restricted shares and deferred stock units) for a cumulative amount of up to 14,850,000 shares to employees, directors and consultants. The LTIP provides that no more than 9,750,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights. No awards would be permitted after February 7, 2016. Prior to the adoption of the LTIP, we made various share-based awards under the 2003 Plan, including options and restricted stock. In addition, our board of directors and shareholders approved the ESPP, which we implemented effective April 1, 2007 and most recently amended on May 21, 2014. The ESPP allows for the issuance of an aggregate of 665,000 shares of our common stock. Participation in this plan is available to substantially all employees. ITC Holdings issues new shares to satisfy option exercises, restricted stock grants, employee ESPP purchases and settlement of deferred stock units. As of December 31, 2014, 4,999,110 shares were available for future issuance under our LTIP and ESPP, including 4,603,292 shares issuable upon the exercise of outstanding stock options, of which 3,198,528 were vested.

We recorded share-based compensation in 2014, 2013 and 2012 as follows:

(In thousands)	2014	2013	2012
Operation and maintenance expenses	$1,444	$1,617	$1,933
General and administrative expenses	8,549	9,318	8,057
Amounts capitalized to property, plant and equipment	4,659	4,731	5,632
Total share-based compensation	$14,652	$15,666	$15,622
Total tax benefit recognized in the consolidated statement of operations	$4,182	$4,557	$3,807
Tax deductions that exceed the cumulative compensation cost recognized for options exercised, restricted shares that vested or deferred stock units that are settled are recognized as common stock only if the tax deductions reduce taxes payable as a result of a realized cash benefit from the deduction. For the years ended December 31, 2014, 2013 and 2012, we recognized the tax effects of the excess tax deductions as an increase in common stock of $7.8 million, $4.3 million and $23.0 million, respectively, as the deductions have resulted in a reduction of taxes payable.
Options
Our option grants vest in equal annual installments over a 3 year period from the date of grant, or as a result of other events such as death or disability of the option holder. The options have a term of 10 years from the grant date.
Stock option activity for 2014 was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2014 (3,385,620 exercisable with a weighted average exercise price of $14.33)	5,169,828	$18.53
Granted	652,900	36.73
Exercised	(1,011,750)	18.43
Forfeited	(207,686)	28.00
Outstanding at December 31, 2014 (3,198,528 exercisable with a weighted average exercise price of $15.98)	4,603,292	$20.71
Grant date fair value of the stock options awards granted during 2014, 2013 and 2012 was determined using a Black-Scholes option pricing model. The following assumptions were used in determining the weighted average fair value per option:

	2014	2013	2012
	Option Grants	Option Grants	Option Grants
Weighted average grant date fair value per option	$8.92	$7.06	$5.53
Weighted average expected volatility (a)	27.2%	29.3%	29.8%
Weighted average risk-free interest rate	1.8%	1.1%	1.0%
Weighted average expected term (b)	6 years	6 years	6 years
Weighted average expected dividend yield	1.55%	1.72%	1.99%
Estimated fair value of underlying shares	$36.73	$29.31	$23.59
____________________________

(a)	We estimated volatility using the historical volatility of our stock.

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

At December 31, 2014, the aggregate intrinsic value and the weighted average remaining contractual term for all outstanding options were approximately $90.8 million and 5.3 years, respectively. At December 31, 2014, the aggregate intrinsic value and the weighted average remaining contractual term for exercisable options were $78.2 million and 3.9 years, respectively. The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $18.5 million, $53.2 million and $53.2 million, respectively. At December 31, 2014, the total unrecognized compensation cost related to the unvested options awards was $6.3 million and the weighted average period over which it is expected to be recognized was 1.9 years.
We estimate that 4,494,995 of the options outstanding at December 31, 2014 will vest, including those already vested. The weighted average exercise price, aggregate intrinsic value and the weighted average remaining contractual term for options shares that are vested and expected to vest as of December 31, 2014 was $20.45 per share, $89.8 million and 5.3 years, respectively.
Restricted Stock Awards
Holders of restricted stock awards have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. The holder becomes vested as a result of certain events such as death or disability of the holder, but not later than the vesting date of the awards. The weighted average expected remaining vesting period at December 31, 2014 is 1.5 years. Holders of restricted shares may not sell, transfer, or pledge their restricted shares until the shares vest and the restrictions lapse. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Awards that were granted for future services are accounted for as unearned compensation, with amounts amortized over the vesting period.
Restricted stock award activity for 2014 was as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested restricted stock awards at January 1, 2014	1,386,966	$24.32
Granted	321,139	36.75
Vested	(395,565)	21.53
Forfeited	(88,721)	26.03
Unvested restricted stock awards at December 31, 2014	1,223,819	$28.37
The weighted average grant date fair value of restricted stock awarded during 2013 and 2012 was $29.42 and $23.88 per share, respectively. The aggregate fair value of restricted stock awards as of December 31, 2014 was $49.5 million. The aggregate fair value of restricted stock awards that vested during 2014, 2013 and 2012 was $14.4 million, $15.8 million and $25.1 million, respectively. At December 31, 2014, the total unrecognized compensation cost related to the restricted stock awards was $18.2 million and the weighted average period over which that cost is expected to be recognized was 2.2 years.
As of December 31, 2014, we estimate that 1,081,166 shares of the restricted shares outstanding at December 31, 2014 will vest. The weighted average fair value, aggregate intrinsic value and the weighted average remaining contractual term for restricted shares that are expected to vest is $28.15 per share, $43.7 million and 1.5 years, respectively.
Employee Stock Purchase Plan
The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. During 2014, 2013 and 2012, employees purchased 69,230, 77,097 and 76,563 shares, respectively, resulting in proceeds from the sale of our common stock of $2.1 million, $1.9 million and $1.6 million, respectively, under the ESPP. The total share-based compensation amortization for the ESPP was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
15. JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
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
We have investments in jointly owned utility assets as shown in the table below as of December 31, 2014:

	Net	Construction
(In thousands)	Investments (a)	Work in Progress
Substations	$30,842	$931
Lines	100,591	3,640
Total	$131,433	$4,571
____________________________

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.
ITCTransmission
ITCTransmission has joint ownership in two 345 kV transmission lines with a municipal power agency that has a 50.4% ownership interest in the transmission lines. ITCTransmission’s net investment in these two lines totaled $28.4 million (including $0.8 million of jointly owned lines under construction) as of December 31, 2014. The municipal power agency’s ownership portion entitles them to approximately 234 MW of network transmission service over the ITCTransmission system. An Ownership and Operating Agreement with the municipal power agency provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The municipal power agency is responsible for the capital and operation and maintenance costs allocable to their ownership interest.
METC
METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous Interconnection Facilities Agreements with various municipalities and other generators. As of December 31, 2014, METC had net investments in jointly owned assets within substations totaling $13.4 million (including less than $0.1 million of jointly owned substation assets under construction) of which METC’s ownership percentages for these jointly owned substation assets ranged from 6.3% to 92.0%. In addition, other municipal power agencies and cooperatives have an ownership interest in several METC 345 kV transmission lines. This ownership entitles these municipal power agencies and cooperatives to approximately 608 MW of network transmission service over the METC transmission system. As of December 31, 2014, METC had net investments in jointly shared transmission lines totaling $41.0 million of which METC’s ownership percentages for these jointly owned lines ranged from 1.0% to 41.9%.
ITC Midwest
ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2014, ITC Midwest had net investments in jointly shared substations facilities totaling $17.8 million (including $0.4 million of jointly owned substation assets under construction) of which ITC Midwest’s ownership percentages for these jointly owned substations facilities ranged from 28.0% to 80.0%. As of December 31, 2014, ITC Midwest had net investments in jointly shared transmission lines totaling $32.8 million (including $0.7 million of jointly owned lines under construction) of which ITC Midwest’s ownership percentage for these jointly owned lines ranged from 48.0% to 80.0%.
ITC Great Plains
In May 2014, ITC Great Plains entered into a joint ownership agreement with an electric cooperative that has a 49% ownership interest in the transmission project. ITC Great Plains will construct and operate the project and the electric cooperative will be responsible for their ownership percentage of capital and operation and maintenance costs. As of December 31, 2014, ITC Great Plains had net investment in the project that is currently under construction of $2.6 million of which ITC Great Plains ownership percentage was 51%.
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
Michigan Sales and Use Tax Audit
The Michigan Department of Treasury has conducted sales and use tax audits of ITCTransmission for the audit periods April 1, 2005 through June 30, 2008 and October 1, 2009 through September 30, 2013. The Michigan Department of Treasury has denied ITCTransmission’s use of the industrial processing exemption from use tax it has taken beginning January 1, 2007.
ITCTransmission believes that its utilization of the industrial processing exemption is appropriate and intends to defend itself against the denial of such exemption through certain administrative and judicial appeal rights. However, it is reasonably possible that the assessment of additional use tax could be sustained after all administrative appeals and litigation have been exhausted.
The amount of use tax liability associated with the exemptions taken by ITCTransmission through December 31, 2014 is estimated to be approximately $15.5 million, including interest. This amount includes approximately $10.0 million, including interest, assessed or preliminarily assessed for the audit periods noted above. ITCTransmission has not recorded this contingent liability as of December 31, 2014. METC has also taken the industrial processing exemption, estimated to be approximately $10.6 million for periods still subject to audit and METC has also not recorded any contingent liabilities as of December 31, 2014 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
FERC Audit Refund
In 2011, the FERC issued an order that identified certain findings and recommendations of certain staff of the FERC relating to specific aspects of the accounting treatment for the acquisition of the transmission assets of IP&L by ITC Midwest that required adjustments to the MISO Regulated Operating Subsidiaries’ respective annual revenue requirement calculations and resulted in corresponding refunds. ITC Midwest, ITCTransmission and METC recorded an aggregate regulatory liability for the refund and related interest of $13.1 million as of December 31, 2013. The amounts were fully refunded through the cost-based formula rates in 2014.
Rate of Return on Equity and Capital Structure Complaint
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group, and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed a complaint with the FERC under Section 206 of the FPA (the “Complaint”), requesting that the FERC find the current 12.38% MISO regional base ROE rate for all MISO TOs, including ITCTransmission, METC and ITC Midwest to no longer be just and reasonable. The complainant sought a FERC order reducing the regional base ROE rate used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 9.15%. The complaint also alleged that the rates of any MISO TO using a capital structure with greater than 50% for the equity component are likewise not just and reasonable (our MISO Regulated Operating Subsidiaries use their actual capital structures, which target 60% equity, as FERC had previously authorized). The Complaint also alleged the ROE adders currently approved for certain ITC Holdings operating companies, including an adder currently charged by ITCTransmission for being a member of an RTO and adders charged by ITCTransmission and METC for being independent transmission owners, are no longer just and reasonable, and sought to have them eliminated.
On January 6, 2014, our MISO Regulated Operating Subsidiaries filed responses to the Complaint with the FERC (both jointly with other MISO TOs and through a separate supplemental response), supporting the current regional base ROE rate as just and reasonable, the use of current individual company capital structures, and the use of approved ROE adders for RTO membership and independence. The responses sought dismissal of the Complaint, asserting that the complainants failed to meet their burden under Section 206 of the FPA to show that the current regional base ROE rate, approved capital structures and ROE adders approved for ITCTransmission and METC are no longer just and reasonable.
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for ISO New England TOs, FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step discounted cash flow analysis (“two-step DCF”) that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. The previous methodology used only short-term growth projections. FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case will be used in resolving the MISO ROE case.
On October 16, 2014, FERC granted the complainants’ request in part by setting the MISO regional base ROE rate for hearing and settlement procedures, while denying all other aspects of the Complaint. FERC found the joint complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity are unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order again reiterates that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants but were not able to reach resolution. On January 5, 2015, the Chief Judge issued an order which terminated settlement procedures and set the matter for hearing. The order established a schedule for the proceeding for a hearing within 32 weeks of the order and an initial decision within 47 weeks of the order. We expect FERC to establish a new base ROE rate to determine any refund liability for the period of November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). The new base ROE rate as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period.
We believe it is probable that a refund will be required for the Initial Refund Period, and the estimated range of refunds is expected to be from $47.8 million to $88.1 million for the period from November 12, 2013 through December 31, 2014. During the fourth quarter of 2014, ITCTransmission, METC, and ITC Midwest recorded an aggregate estimated regulatory liability of$47.8 million for the potential refunds as of December 31, 2014, as there is no best estimate within the range of refunds. This amount has been recorded as a reduction of revenues of $46.9 million and an increase in interest expense of $0.9 million in the consolidated statements of operations, and resulted in an estimated after-tax reduction of net income of $28.9 million for the year ended December 31, 2014. Based on the estimated range of refunds identified above, we believe that it is reasonably possible that this matter could result in an additional pre-tax refund of up to $40.3 million (or a $24.4 million after-tax reduction of net income) in excess of the amount recorded as of December 31, 2014. It is also possible the outcome of this matter could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized ROE rate along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC under FPA Section 205 for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. These adders would be applied to METC’s and ITC Midwest’s base ROE rates in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Additionally, on January 30, 2015, ITC Midwest filed a request with FERC under FPA Section 205 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. Finally, on February 12, 2015, an additional complaint was filed under Section 206 of the FPA seeking a FERC order reducing the regional base ROE rate used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67%, to be effective for the period beginning February 12, 2015.
Purchase Obligations and Leases
At December 31, 2014, we had purchase obligations of $44.2 million representing commitments for materials, services and equipment that had not been received as of December 31, 2014, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times that are expected to be paid for in 2015.

We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, recorded in general and administrative and operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”
Future minimum lease payments under the leases at December 31, 2014 were:

(In thousands)
2015	$850
2016	800
2017	753
2018	632
2019 and thereafter	2,400
Total minimum lease payments	$5,435
Other Commitments
Nonconsolidated Variable Interest Entity
We have an agreement with Utility Lines Construction Services, Inc. (“ULCS”), which is a division of Asplundh Tree Expert Co., to perform the majority of maintenance for all of our Regulated Operating Subsidiaries. The agreement between us and ULCS contains a variable component related to a cost-plus arrangement which is a consideration for consolidation. However, we are not subject to risk of loss from ULCS’ operations and have not provided, nor will we provide, any significant financial support other than contractual payments. We have evaluated the agreement for possible consolidation, including review of qualitative factors such as the length and terms of the agreement, and have concluded that ULCS is not required to be consolidated in our consolidated financial statements.
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

ITC Midwest
Operations Services Agreement For 34.5 kV Transmission Facilities. ITC Midwest and IP&L have entered into the Operations Services Agreement For 34.5 kV Transmission Facilities (the “OSA”), effective as of January 1, 2011, under which IP&L performs certain operations of ITC Midwest’s 34.5 kV transmission system. The OSA will remain in full force and effect until December 31, 2015 and will extend automatically from year to year thereafter until terminated by either party upon not less than one year prior written notice to the other party.
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
Maintenance Agreement. Midwest Energy, Inc. (“Midwest Energy”) and ITC Great Plains entered into a maintenance agreement (the “Midwest Energy Agreement”) dated as of June 25, 2012, pursuant to which Midwest Energy agreed to perform various field operations and maintenance service related to ITC Great Plains facilities associated with the KETA project. The Midwest Energy Agreement had an initial term of three years with automatic three-year renewals unless terminated (1) due to a material breach by the non-terminating party following notice and failure to cure or (2) by mutual consent of the parties. In December 2014, ITC Great Plains and Midwest Energy mutually agreed to terminate the Midwest Energy Agreement. Services will continue to be provided through the effective termination date of June 24, 2015.
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 22.2%, 24.2% and 29.0%, respectively, or $224.5 million, $244.7 million and $292.9 million, respectively, of our consolidated billed revenues for the year ended December 31, 2014. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2012 revenue accruals and deferrals and exclude any amounts for the 2014 revenue accruals and deferrals that were included in our 2014 operating revenues, but will not be billed to our customers until 2016. Any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of our transmission systems. SPP bills customers of ITC Great Plains on a monthly basis and collects fees for the use of ITC Great Plains’ assets. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
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
For the years ended December 31, 2014, 2013 and 2012, we expensed external legal, advisory and financial services fees related to the terminated Entergy Transaction of $0.4 million, $43.1 million and $19.4 million, respectively, and certain internal labor and associated costs related to the terminated Entergy Transaction of $0.7 million, $7.8 million and $7.1 million, respectively. The external and internal costs related to the Entergy Transaction were not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2014	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$1,023,170	$605	$(727)	$1,023,048
Depreciation and amortization	127,320	716	—	128,036
Interest expense — net	81,225	105,418	(7)	186,636
Income (loss) before income taxes	548,704	(154,299)	—	394,405
Income tax provision (benefit)	210,914	(60,592)	—	150,322
Net income	337,790	244,083	(337,790)	244,083
Property, plant and equipment — net	5,483,093	13,782	—	5,496,875
Goodwill	950,163	—	—	950,163
Total assets (a)	6,867,411	3,944,318	(3,837,640)	6,974,089
Capital expenditures	736,751	1,471	(5,077)	733,145

	Regulated
	Operating	ITC Holdings	Reconciliations/
2013	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$941,571	$567	$(866)	$941,272
Depreciation and amortization	117,924	672	—	118,596
Interest expense — net	70,239	98,660	(580)	168,319
Income (loss) before income taxes	515,327	(162,959)	—	352,368
Income tax provision (benefit)	193,764	(74,902)	—	118,862
Net income	321,563	233,506	(321,563)	233,506
Property, plant and equipment — net	4,833,545	12,981	—	4,846,526
Goodwill	950,163	—	—	950,163
Total assets (a)	6,174,888	3,619,759	(3,512,404)	6,282,243
Capital expenditures	824,165	2,208	(4,785)	821,588

	Regulated
	Operating	ITC Holdings	Reconciliations/
2012	Subsidiaries	and Other	Eliminations	Total
(In thousands)
Operating revenues	$830,616	$607	$(688)	$830,535
Depreciation and amortization	105,841	671	—	106,512
Interest expense — net	65,445	90,289	—	155,734
Income (loss) before income taxes	422,074	(125,566)	—	296,508
Income tax provision (benefit)	159,528	(50,896)	—	108,632
Net income	262,545	187,876	(262,545)	187,876
Property, plant and equipment — net	4,123,520	11,059	—	4,134,579
Goodwill	950,163	—	—	950,163
Total assets (a)	5,440,401	3,252,047	(3,127,639)	5,564,809
Capital expenditures	806,825	243	(4,305)	802,763
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

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2014
Operating revenues (a)	$258,603	$263,214	$270,134	$231,097	$1,023,048
Operating income (a)(b)	153,441	158,928	161,432	119,028	592,829
Net income (a)(b)(c)	69,136	54,336	73,873	46,738	244,083
Basic earnings per share	$0.44	$0.34	$0.47	$0.30	$1.56
Diluted earnings per share	$0.43	$0.34	$0.47	$0.30	$1.54
2013
Operating revenues	$217,304	$229,817	$238,782	$255,369	$941,272
Operating income (b)	112,881	110,994	130,822	141,364	496,061
Net income (b)(d)	50,190	47,395	58,984	76,937	233,506
Basic earnings per share	$0.32	$0.30	$0.37	$0.49	$1.49
Diluted earnings per share	$0.32	$0.30	$0.37	$0.48	$1.47
____________________________

(a)
During the fourth quarter of 2014, we established a refund reserve at our MISO Regulated Operating Subsidiaries related to the rate of return on equity and capital structure complaint as described in Note 16, which resulted in a reduction in operating revenues and operating income of $46.9 million and an estimated $28.9 million reduction to net income.

(b)
During the years ended December 31, 2014 and 2013, we expensed external legal, advisory and financial services fees of $0.4 million and $43.1 million, respectively, and internal labor and related costs of approximately $0.7 million and $7.8 million, respectively, related to the Entergy Transaction, which reduced operating income. These expenses, including the fourth quarter 2013 effects described below, resulted in an estimated reduction to net income of $0.7 million and $22.7 million for the years ended December 31, 2014 and 2013, respectively. The external and internal costs related to the Entergy Transaction are not included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.

(c)
During the year ended December 31, 2014, we incurred a loss on extinguishment of debt of $29.2 million related to the tender of ITC Holdings Senior Notes as described in Note 8, which resulted in an estimated reduction to net income of $18.2 million.

(d)
During the fourth quarter of 2013, we recognized a reduction in income tax provision and a corresponding increase in net income of $13.1 million, respectively, for the external costs related to the Entergy transaction that originally were recorded as non-deductible for income tax provision purposes.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth certain information with respect to our equity compensation plans at December 31, 2014 (shares in thousands):

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(a)
Equity compensation plans approved by shareholders	4,603	$20.71	4,999
____________________________

(a)
The number of shares remaining available for future issuance under equity compensation plans has been reduced by 1) the common shares issued through December 31, 2014 upon exercise of stock options; 2) the number of common shares that could be issued upon the future exercise of outstanding stock options and 3) the number of restricted stock awards granted that have not been forfeited. The LTIP imposes a separate restriction so that no more than 9,750,000 of the shares may be granted as awards to be settled in shares of common stock other than options or stock appreciation rights.

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
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2014 and 2013
		Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
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

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$6,305	$26,853
Accounts receivable from subsidiaries	42,665	50,196
Prepaid and other current assets	3,145	7,302
Total current assets	52,115	84,351
Other assets
Investment in subsidiaries	3,784,609	3,450,989
Deferred income taxes	24,397	25,519
Deferred financing fees (net of accumulated amortization of $4,700 and $6,346, respectively)	14,117	11,241
Other	67,376	47,660
Total other assets	3,890,499	3,535,409
TOTAL ASSETS	$3,942,614	$3,619,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,431	$6,300
Accrued payroll	23,502	21,930
Accrued interest	34,815	37,486
Accrued taxes	3,146	37
Debt maturing within one year	—	50,000
Other	1,120	3,546
Total current liabilities	65,014	119,299
Accrued pension and postretirement liabilities	69,562	53,704
Other	3,237	1,106
Long-term debt (net of discounts of $3,940 and $3,082, respectively)	2,135,244	1,831,918
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 155,140,967 and 157,500,795 shares issued and outstanding at December 31, 2014 and 2013, respectively	923,191	1,014,435
Retained earnings	741,550	592,971
Accumulated other comprehensive income	4,816	6,327
Total stockholders’ equity	1,669,557	1,613,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,942,614	$3,619,760
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2014	2013	2012
Other income	$786	$1,487	$2,165
General and administrative expense	(7,336)	(56,707)	(31,833)
Interest expense	(105,411)	(98,660)	(90,289)
Loss on extinguishment of debt	(29,205)	—	—
Other expense	(196)	(3,609)	(812)
LOSS BEFORE INCOME TAXES	(141,362)	(157,489)	(120,769)
INCOME TAX BENEFIT	(55,646)	(72,798)	(49,141)
LOSS AFTER TAXES	(85,716)	(84,691)	(71,628)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	329,799	318,197	259,504
NET INCOME	$244,083	$233,506	$187,876
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2014	2013	2012
NET INCOME	$244,083	$233,506	$187,876
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments (net of tax of $1,897, $16,087 and $1,746 for the years ended December 31, 2014, 2013 and 2012, respectively)	(1,479)	24,304	(2,680)
Available-for-sale securities (net of tax of $18 and $46 for the years ended December 31, 2014 and 2013, respectively)	(32)	71	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1,511)	24,375	(2,680)
TOTAL COMPREHENSIVE INCOME	$242,572	$257,881	$185,196
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244,083	$233,506	187,876
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in subsidiaries' earnings	(329,799)	(318,197)	(259,504)
Dividends from subsidiaries	224,167	169,973	127,412
Deferred and other income taxes	(122,413)	(117,956)	(87,861)
Loss on extinguishment of debt	29,205	—	—
Intercompany tax payments from subsidiaries	124,315	112,008	83,144
Share-based compensation expense	14,652	15,667	15,622
Other	2,852	(226)	2,438
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	1,304	(979)	(9,677)
Prepaid and other current assets	4,154	16,948	(21,803)
Accounts payable	(3,869)	(2,294)	2,680
Accrued payroll	1,572	1,190	2,727
Accrued interest	(2,671)	6,501	93
Accrued taxes	11,147	(179)	(122)
Tax benefit on the excess tax deduction of share-based compensation	(7,767)	(4,302)	(23,022)
Other current liabilities	(2,425)	2,278	21,076
Other non-current assets and liabilities, net	3,078	12,465	(65)
Net cash provided by operating activities	191,585	126,403	41,014
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(348,661)	(339,770)	(337,630)
Return of capital from subsidiaries	126,900	96,120	91,399
Proceeds from sale of marketable securities	495	20,844	5,935
Purchases of marketable securities	(6,091)	(22,250)	(11,779)
Other	(984)	—	—
Net cash used in investing activities	(228,341)	(245,056)	(252,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	398,664	548,484	—
Borrowings under revolving credit agreement	533,900	222,800	295,450
Borrowings under term loan credit agreements	60,000	390,000	200,000
Retirement of long-term debt - including extinguishment of debt costs	(248,625)	(267,000)	—
Repayments of revolving credit agreement	(480,400)	(252,400)	(265,850)
Repayments of term loan credit agreements	(39,000)	(450,000)	—
Issuance of common stock	20,713	10,042	14,189
Dividends on common and restricted stock	(95,595)	(84,129)	(75,153)
Repurchase and retirement of common stock	(134,284)	(4,885)	(7,266)
Tax benefit on the excess tax deduction of share-based compensation	7,767	4,302	23,022
Advance for forward contract of accelerated share repurchase program	(20,000)	—	—
Return of unused advance for forward contract of accelerated share repurchase program	20,000	—	—
Other	(6,932)	5,746	(25)
Net cash provided by financing activities	16,208	122,960	184,367
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,548)	4,307	(26,694)
CASH AND CASH EQUIVALENTS — Beginning of period	26,853	22,546	49,240
CASH AND CASH EQUIVALENTS — End of period	$6,305	$26,853	$22,546

Supplementary cash flows information:
Interest paid (net of interest capitalized)	$105,817	$90,224	$88,303
Income taxes paid — net	44,524	20,092	41,174
Supplementary non-cash investing and financing activities:
Equity transfers to subsidiaries	6,227	6,213	6,470
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries and the proceeds raised from the sale of debt and equity securities. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments or to pay dividends to shareholders. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA, and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2014 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. Management does not expect maintaining this targeted capital structure to have an impact on the Company's ability to pay dividends at the current level in the foreseeable future. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2014, the maturities of our debt outstanding were as follows:

(In thousands)
2015	$—
2016	300,344
2017	50,000
2018	385,000
2019	53,500
2020 and thereafter	1,350,340
Total	$2,139,184
Refer to Note 8 to the consolidated financial statements for a description of the ITC Holdings Senior Notes, the ITC Holdings Revolving and Term Loan Credit Agreements and related items.
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $2,126.1 million and $1,864.7 million at December 31, 2014 and 2013, respectively. The total book value of the ITC Holdings Senior Notes, net of discount, was $1,920.7 million and $1,741.9 million at December 31, 2014 and 2013, respectively. At December 31, 2014, we had a total of $214.5 million outstanding under our revolving and term loan credit agreements, which is a variable rate loan. At December 31, 2013, we had a total of $140.0 million outstanding under our term loan credit agreement. No amount was outstanding under our revolving credit agreement at December 31, 2013. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios. At December 31, 2014, we were not in violation of any debt covenant.
3.     RELATED-PARTY TRANSACTIONS
During 2014, 2013 and 2012, we made equity contributions to our subsidiaries of $348.7 million, $339.8 million and $337.6 million, respectively. ITCTransmission, MTH, ITC Midwest and other subsidiaries paid cash dividends to ITC Holdings totaling $224.2 million, $170.0 million and $127.4 million in 2014, 2013 and 2012, respectively. ITCTransmission, MTH, ITC Midwest and other subsidiaries provided a return of capital to ITC Holdings totaling $126.9 million, $96.1 million and $91.4 million in 2014, 2013 and 2012, respectively.
Additionally, ITCTransmission paid $38.1 million, $39.1 million and $18.9 million to ITC Holdings under an intercompany tax sharing arrangement during 2014, 2013 and 2012, respectively. MTH paid $41.4 million, $30.0 million and $17.6 million to ITC Holdings under an intercompany tax sharing arrangement during 2014, 2013 and 2012, respectively. ITC Midwest paid $34.3 million, $33.6 million and $37.2 million to ITC Holdings under an intercompany tax sharing arrangement during 2014, 2013 and 2012, respectively. ITC Great Plains paid $10.6 million, $9.4 million and $4.3 million to ITC Holdings under an intercompany tax sharing arrangement during 2014, 2013 and 2012, respectively. The total tax payments received from subsidiaries pursuant to the intercompany tax sharing arrangements is presented as a cash inflow from operating activities in the condensed parent company statements of cash flows. Other reconciling items between the parent company and the consolidated tax liabilities are presented as deferred and other income taxes in the adjustments to reconcile net income to net cash provided by operating activities.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 26, 2015.

ITC HOLDINGS CORP.
By:	/s/ JOSEPH L. WELCH
Joseph L. Welch
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH L. WELCH	Chairman, President and Chief	February 26, 2015
Joseph L. Welch	Executive Officer (principal executive officer)

/s/ REJJI P. HAYES	Senior Vice President, Chief	February 26, 2015
Rejji P. Hayes	Financial Officer and Treasurer (principal financial
and accounting officer)

/s/ ALBERT ERNST	Director	February 26, 2015
Albert Ernst

/s/ CHRISTOPHER H. FRANKLIN	Director	February 26, 2015
Christopher H. Franklin

/s/ EDWARD G. JEPSEN	Director	February 26, 2015
Edward G. Jepsen

/s/ DAVE R. LOPEZ	Director	February 26, 2015
Dave R. Lopez

/s/ WILLIAM J. MUSELER	Director	February 26, 2015
William J. Museler

/s/ HAZEL R. O’LEARY	Director	February 26, 2015
Hazel R. O’Leary

/s/ THOMAS G. STEPHENS	Director	February 26, 2015
Thomas G. Stephens

/s/ GORDON BENNETT STEWART, III	Director	February 26, 2015
Gordon Bennett Stewart, III

/s/ LEE C. STEWART	Director	February 26, 2015
Lee C. Stewart

EXHIBITS
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated. Our SEC file number is 001-32576.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (filed with Registrant’s 2013 Form 10-K)

3.2	Fifth Amended and Restated Bylaws of Registrant dated as of February 24, 2015

4.1	Form of Certificate of Common Stock (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

4.3	Indenture, dated as of July 16, 2003, between the Registrant and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.36
Fifth Supplemental Indenture, dated May 16, 2014, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as Trustee (filed with Registrant’s Form 8-K on May 16, 2014)

4.38
Second Supplemental Indenture, dated as of June 4, 2014 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee, together with form of 3.65% Senior Note due 2024 (filed with Registrant’s Form 8-K on June 4, 2014)

4.39
Sixth Supplemental Indenture, dated as of May 23, 2014, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on June 10, 2014)

4.40
First Mortgage and Deed of Trust, dated as of November 12, 2014, between ITC Great Plains, LLC and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on November 26, 2014)

4.41
First Supplemental Indenture, dated as of November 12, 2014, between ITC Great Plains, LLC and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on November 26, 2014)

4.42
Seventh Supplemental Indenture, dated as of December 5, 2014, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on December 22, 2014)

*10.13
Amended and Restated 2003 Stock Purchase and Option Plan for Key Employees of the Registrant and its Subsidiaries (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

*10.80	Management Supplemental Benefit Plan (filed with Registrant’s 2008 Form 10-K)

*10.81	Executive Supplemental Retirement Plan (filed with Registrant’s 2008 Form 10-K)

*10.97	Second Amended and Restated 2006 Long Term Incentive Plan effective May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

*10.98	ITC Holdings Corp. Employee Stock Purchase Plan, as amended and restated May 26, 2011 (filed with Registrant’s Form 8-K on June 1, 2011)

10.10	Form of Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012) (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2012)

10.11	Form of Restricted Stock Award Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2012) (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2012)

*10.108	Employment Agreement between ITC Holdings Corp. and Joseph L. Welch, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.109	Employment Agreement between ITC Holdings Corp. and Linda H. Blair, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.110	Employment Agreement between ITC Holdings Corp. and Jon E. Jipping, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.111	Employment Agreement between ITC Holdings Corp. and Daniel J. Oginsky, effective as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.112	Retention Compensation Agreement between ITC Holdings Corp. and Joseph L. Welch, dated as of December 21, 2012 (filed with Registrant's Form 8-K on December 26, 2012)

*10.113	Employment Agreement between ITC Holdings Corp. and Cameron M. Bready, dated as of December 21, 2012 (filed with Registrant's Form 8-K on January 23, 2013)

*10.120	First Amendment to Executive Supplemental Retirement Plan, dated as of May 16, 2013 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2013)

*10.122	Recoupment Policy and Related Consent, effective January 1, 2014 (filed with Registrant's Form 8-K on December 2, 2013)

10.123
ITC Holdings 2013 Term Loan Credit Agreement, dated as of December 20, 2013, among ITC Holdings Corp., the various financial institutions and other persons from time to time parties thereto as lenders, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as syndication agent (filed with Registrant's Form 8-K on December 20, 2013)

10.124
METC 2014 Term Loan Credit Agreement dated as of January 31, 2014, among Michigan Electric Transmission Company, LLC, the various financial institutions and other persons from time to time parties thereto as lenders, and Goldman Sachs Bank USA, as administrative agent for the Lenders and as sole lead arranger and sole bookrunner (filed with Registrant’s Form 8-K on January 31, 2014)

10.125
Amended and Restated Large Interconnection Agreement, entered into by the Midcontinent Independent System Operator, Inc., Interstate Power and Light Company and ITC Midwest dated August 6, 2013 (filed with Registrant’s 2013 Form 10-K)

Exhibit No.	Description of Exhibit

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

*10.131	Summary of Annual Corporate Performance Bonus Plan for Executives as of February 2014 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2014)

10.132
Amended and Restated Generator Interconnection Agreement entered into by and among Midcontinent Independent System Operator, Inc., Michigan Electric Transmission Company, LLC and Consumers Energy Company, effective May 2, 2014 (filed with Registrant’s Form 10-Q for quarter ended June 30, 3014)

*10.133
Form of Notice and Amendment to Stock Option Agreement for Executive Officers under Amended and Restated 2003 Stock Purchase and Option Plan, as amended (May 2014) (filed with Registrant’s Form 10-Q for quarter ended June 30, 3014)

*10.134	Form of Notice and Amendment to Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2014) (filed with Registrant’s Form 10-Q for quarter ended June 30, 3014)

*10.135	Form of Stock Option Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2014) (filed with Registrant’s Form 10-Q for quarter ended June 30, 3014)

*10.136	Form of Stock Award Agreement for Executive Officers under Second Amended and Restated 2006 LTIP (May 2014) (filed with Registrant’s Form 10-Q for quarter ended June 30, 3014)

*10.137	Employment Agreement between ITC Holdings Corp. and Rejji P. Hayes, effective as of December 21, 2012 (filed with Registrant’s Form 10-Q for quarter ended September 30, 3014)

*10.138	Employment Agreement between ITC Holdings Corp. and Rejji P. Hayes, effective as of October 27, 2014 (filed with Registrant’s Form 8-K on October 29, 2014)

*10.139	ITC Holdings Corp. Employee Stock Purchase Plan, as amended May 21, 2014 (filed with Registrant’s Form 10-Q for quarter ended June 30, 3014)

12.1	Ratio of Earnings to Fixed Charges for ITC Holdings Corp.

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP relating to the Registrant and subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________________

*	Management contract or compensatory plan or arrangement.