Form 10-Q
period 2015-03-31
ITC Holdings Corp.
filed 2015-04-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 24, 2015 was 155,210,615.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2015

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings’ annual report on Form 10-K” are references to the annual report on Form 10-K filed on February 26, 2015;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$9,114	$27,741
Accounts receivable	102,760	100,998
Inventory	30,964	30,892
Deferred income taxes	18,085	14,511
Regulatory assets	7,183	5,393
Prepaid and other current assets	17,201	7,281
Total current assets	185,307	186,816
Property, plant and equipment (net of accumulated depreciation and amortization of $1,414,073 and $1,388,217, respectively)	5,634,544	5,496,875
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $25,748 and $24,917, respectively)	47,971	48,794
Regulatory assets	231,847	223,712
Deferred financing fees (net of accumulated amortization of $14,535 and $15,972, respectively)	31,516	30,311
Other	42,314	37,418
Total other assets	1,303,811	1,290,398
TOTAL ASSETS	$7,123,662	$6,974,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$95,149	$107,969
Accrued payroll	11,959	23,502
Accrued interest	37,366	50,538
Accrued taxes	30,473	41,614
Regulatory liabilities	38,523	39,972
Refundable deposits from generators for transmission network upgrades	3,104	10,376
Debt maturing within one year	175,000	175,000
Other	4,383	14,043
Total current liabilities	395,957	463,014
Accrued pension and postretirement liabilities	71,876	69,562
Deferred income taxes	690,789	656,562
Regulatory liabilities	166,712	160,070
Refundable deposits from generators for transmission network upgrades	7,622	9,384
Other	19,104	17,354
Long-term debt	4,056,131	3,928,586
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 155,197,816 and 155,140,967 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	927,814	923,191
Retained earnings	783,462	741,550
Accumulated other comprehensive income	4,195	4,816
Total stockholders’ equity	1,715,471	1,669,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,123,662	$6,974,089
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2015	2014
OPERATING REVENUES	$272,487	$258,603
OPERATING EXPENSES
Operation and maintenance	25,562	24,861
General and administrative	40,894	27,962
Depreciation and amortization	34,435	31,378
Taxes other than income taxes	22,380	21,193
Other operating (income) and expenses — net	(236)	(232)
Total operating expenses	123,035	105,162
OPERATING INCOME	149,452	153,441
OTHER EXPENSES (INCOME)
Interest expense — net	48,474	45,309
Allowance for equity funds used during construction	(7,549)	(5,012)
Other income	(253)	(161)
Other expense	1,188	1,333
Total other expenses (income)	41,860	41,469
INCOME BEFORE INCOME TAXES	107,592	111,972
INCOME TAX PROVISION	40,460	42,836
NET INCOME	$67,132	$69,136
Basic earnings per common share	$0.43	$0.44
Diluted earnings per common share	$0.43	$0.43
Dividends declared per common share	$0.1625	$0.1425
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2015	2014
NET INCOME	$67,132	$69,136
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 6)	(727)	106
Available-for-sale securities, net of tax (Note 6)	106	50
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(621)	156
TOTAL COMPREHENSIVE INCOME	$66,511	$69,292
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,132	$69,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,435	31,378
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(12,484)	(5,139)
Deferred income tax expense	27,823	28,243
Allowance for equity funds used during construction	(7,549)	(5,012)
Other	6,777	3,841
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(3,826)	(11,555)
Inventory	(72)	1,775
Prepaid and other current assets	(9,920)	(4,525)
Accounts payable	(4,855)	(23,339)
Accrued payroll	(7,540)	(8,011)
Accrued interest	(13,172)	(24,079)
Accrued taxes	(11,140)	(1,653)
Other current liabilities	(1,676)	(7,299)
Other non-current assets and liabilities, net	3,000	1,954
Net cash provided by operating activities	66,933	45,715
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(172,604)	(159,145)
Other	(5,637)	128
Net cash used in investing activities	(178,241)	(159,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements	349,800	488,000
Borrowings under term loan credit agreements	—	110,000
Repayments of revolving credit agreements	(222,400)	(464,700)
Issuance of common stock	1,246	2,906
Dividends on common and restricted stock	(25,220)	(22,453)
Refundable deposits from generators for transmission network upgrades	143	4,967
Repayment of refundable deposits from generators for transmission network upgrades	(9,178)	(22,155)
Other	(1,710)	(3,568)
Net cash provided by financing activities	92,681	92,997
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,627)	(20,305)
CASH AND CASH EQUIVALENTS — Beginning of period	27,741	34,275
CASH AND CASH EQUIVALENTS — End of period	$9,114	$13,970
See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2014 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2015	2014
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$61,633	$68,070
Income taxes paid — net	19,817	16,101
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$71,219	$96,186
Allowance for equity funds used during construction	7,549	5,012
____________________________

(a)
Amounts consist of current liabilities for construction labor and materials that have not been included in investing activities. These amounts have not been paid for as of March 31, 2015 or 2014, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is effective for annual reporting periods beginning after December 15, 2017 and may be adopted using a full or modified retrospective application. We do not expect the guidance to have a material impact on our results of operations, cash flows, or financial position.
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

Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative guidance that amends the variable interest entity consolidation analysis under U.S. GAAP. The new standard was issued to improve targeted areas of consolidation guidance; though the FASB’s deliberations were largely focused on the investment management industry, the standard is applicable for reporting entities across industries. Specifically, the guidance amends the consolidation analysis for limited partnerships, clarifies when fees paid to a decision maker should be a factor in the consolidation analysis and amends how variable interests held by related parties affect consolidation. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.
Amendment to the Balance Sheet Presentation of Debt Issuance Costs
In April 2015, the FASB issued authoritative guidance that amends the balance sheet presentation of debt issuance costs. This new standard requires debt issuance costs to be shown as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and will be applied retrospectively. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. We do not expect the standard to have a material impact on our consolidated financial statements.
3.    REGULATORY MATTERS
Start-Up, Development and Pre-Construction Regulatory Assets
As of March 31, 2015, we have recorded a total of $14.1 million of regulatory assets for start-up, development and pre-construction expenses, including associated interest carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated debt and equity carrying charges, in future rates. On March 26, 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, effective July 19, 2013, subject to refund, as well as set the matter for hearing and settlement judge procedures. As a result, ITC Great Plains will begin to include the unamortized balance of the regulatory assets in its rate base and commence amortization over a 10-year period. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template, subject to refund. We do not expect the settlement of this proceeding to have a material impact on our results of operations, cash flows or financial condition.
Order on Formula Rate Protocols
In 2012, the FERC issued an order initiating a proceeding pursuant to Section 206 of the FPA to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. In May 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners (“TOs”) to file revised formula rate protocols. In September 2013, MISO and its TOs, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. On March 20, 2014, FERC issued an order conditionally accepting MISO and its TOs’ September 2013 filing and required a further compliance filing, which MISO and its TOs made on May 19, 2014. On January 22, 2015, the FERC conditionally accepted the May 19, 2014 compliance filing, subject to a further compliance filing, which was made on February 13, 2015. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.
Rate of Return on Equity and Capital Structure Complaints
See “Rate of Return on Equity and Capital Structure Complaints” in Note 10 for a discussion of the complaints.
Cost-Based Formula Rates with True-Up Mechanism
The transmission rates at our Regulated Operating Subsidiaries are set annually, using the FERC-approved formula rates, and the rates remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our

Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates use approved return on equity (“ROE”) rates and do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rates to calculate their respective annual revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity and Capital Structure Complaints” in Note 10 for detail on ROE matters including incentive adders recently approved by FERC.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2015:

(in thousands)	Total
Balance as of December 31, 2014	$(56,103)
Net refund of 2013 revenue deferrals and accruals, including accrued interest	8,789
Net revenue accrual for the three months ended March 31, 2015	4,202
Net accrued interest payable for the three months ended March 31, 2015	(507)
Balance as of March 31, 2015	$(43,619)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals and associated accrued interest are recorded in the condensed consolidated statements of financial position at March 31, 2015 as follows:

(in thousands)	Total
Current assets	$7,183
Non-current assets	19,897
Current liabilities	(38,523)
Non-current liabilities	(32,176)
Balance as of March 31, 2015	$(43,619)
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2015 and December 31, 2014, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $33.5 million and $34.2 million (net of accumulated amortization of $24.9 million and $24.2 million) as of March 31, 2015 and December 31, 2014, respectively.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain TOs to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.5 million and $14.6 million (net of accumulated amortization of $0.8 million and $0.7 million) as of March 31, 2015 and December 31, 2014, respectively.

During each of the three month periods ended March 31, 2015 and 2014, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2015 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of March 31, 2015, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes.

Interest Rate Swaps	Notional Amount	Fixed Rate	Original Term	Effective Date
(Amounts in millions)
August 2014 swap	$25.0	3.217%	10 years	September 2016
October 2014 swap	25.0	3.075%	10 years	September 2016
January 2015 swap	25.0	2.301%	10 years	September 2016
Total	$75.0
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
As of March 31, 2015, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of March 31, 2015, the fair value of the derivative instruments was an asset of $0.1 million recorded to other non-current assets and a liability of $3.5 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 9 for additional fair value information.
ITC Midwest
On April 7, 2015, ITC Midwest issued $225.0 million aggregate principal amount of 3.83% First Mortgage Bonds, Series G, due 2055. The proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under ITC Midwest’s revolving credit agreement. ITC Midwest’s First Mortgage Bonds are issued under its first mortgage and deed of trust and secured by a first mortgage lien on substantially all of its property.

Revolving Credit Agreements
At March 31, 2015, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$125.1	$274.9	1.4%	(c)	0.175%
ITCTransmission	100.0	32.8	67.2	1.1%	(d)	0.10%
METC	100.0	3.7	96.3	1.1%	(d)	0.10%
ITC Midwest	250.0	216.4	33.6	1.1%	(d)	0.10%
ITC Great Plains	150.0	62.2	87.8	1.1%	(d)	0.10%
Total	$1,000.0	$440.2	$559.8
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of March 31, 2015, we were not in violation of any debt covenant.
6.     STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the three months ended March 31, 2015 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
Net income	—	—	67,132	—	67,132
Repurchase and retirement of common stock	(11,917)	(476)	—	—	(476)
Dividends declared on common stock ($0.1625 per share)	—	—	(25,220)	—	(25,220)
Stock option exercises	37,495	665	—	—	665
Shares issued under the Employee Stock Purchase Plan	17,267	581	—	—	581
Issuance of restricted stock	27,776	—	—	—	—
Forfeiture of restricted stock	(13,772)	—	—	—	—
Share-based compensation, net of forfeitures	—	3,853	—	—	3,853
Other comprehensive loss, net of tax	—	—	—	(621)	(621)
BALANCE, MARCH 31, 2015	155,197,816	$927,814	$783,462	$4,195	$1,715,471

The changes in stockholders’ equity for the three months ended March 31, 2014 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	69,136	—	69,136
Repurchase and retirement of common stock	(9,126)	(312)	—	—	(312)
Dividends declared on common stock ($0.1425 per share)	—	—	(22,453)	—	(22,453)
Stock option exercises	126,769	2,384	—	—	2,384
Shares issued under the Employee Stock Purchase Plan	18,150	522	—	—	522
Issuance of restricted stock	13,286	—	—	—	—
Forfeiture of restricted stock	(18,020)	—	—	—	—
Share-based compensation, net of forfeitures	—	4,026	—	—	4,026
Other comprehensive income, net of tax	—	—	—	156	156
BALANCE, MARCH 31, 2014	157,631,854	$1,021,055	$639,653	$6,483	$1,667,191
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
(in thousands)	2015	2014
Balance at the beginning of period	$4,816	$6,327
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $75 and $76 for the three months ended March 31, 2015 and 2014, respectively)	136	106
Net unrealized loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $614 for the three months ended March 31, 2015)	(863)	—
Derivative instruments, net of tax	(727)	106
Available-for-sale securities
Unrealized net gain on available-for-sale securities (net of tax of $76 and $36 for the three months ended March 31, 2015 and 2014, respectively)	106	50
Available-for-sale securities, net of tax	106	50
Total other comprehensive (loss) income, net of tax	(621)	156
Balance at the end of period	$4,195	$6,483
Share Repurchase Program
In April 2014, the Board of Directors authorized and ITC Holdings announced a share repurchase program for up to $250.0 million, which expires in December 2015. Pursuant to such authorization, ITC Holdings completed an accelerated share repurchase from June 2014 to December 2014 in which 3.6 million shares were repurchased and retired for a total of $130.0 million. No shares were repurchased under the share repurchase program during the three months ended March 31, 2015. Additionally, we had not entered into any agreement for the remaining amount available under the share repurchase program as of March 31, 2015.

7.    EARNINGS PER SHARE
We report both basic and diluted earnings per share. Our restricted stock and deferred stock units contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing earnings per share. A reconciliation of both calculations for the three months ended March 31, 2015 and 2014 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2015	2014
Numerator:
Net income	$67,132	$69,136
Less: dividends declared and paid — common and restricted shares	(25,220)	(22,453)
Undistributed earnings	41,912	46,683
Percentage allocated to common shares (a)	99.2%	99.1%
Undistributed earnings — common shares	41,577	46,263
Add: dividends declared and paid — common shares	25,024	22,262
Numerator for basic and diluted earnings per common share	$66,601	$68,525
Denominator:
Basic earnings per common share — weighted average common shares outstanding	153,970,515	156,189,874
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	1,444,202	1,505,205
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	155,414,717	157,695,079
Per common share net income:
Basic	$0.43	$0.44
Diluted	$0.43	$0.43

____________________________

(a)	Weighted average common shares outstanding	153,970,515	156,189,874
	Weighted average restricted shares (participating securities)	1,209,468	1,361,045
	Total	155,179,983	157,550,919
	Percentage allocated to common shares	99.2%	99.1%
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

	2015	2014
Outstanding stock options and ESPP shares (as of March 31)	4,553,938	5,020,845
Anti-dilutive stock options and ESPP shares (for the three months ended March 31)	542,312	765,710
8.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. We expect to contribute $4.1 million to the retirement plan in 2015.

We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $9.4 million to the supplemental benefit plans in 2015.
Net periodic benefit cost for the pension plans, by component, was as follows for the three months ended March 31, 2015:

	Three months ended
	March 31,
(in thousands)	2015	2014
Service cost	$1,624	$1,266
Interest cost	924	901
Expected return on plan assets	(960)	(885)
Amortization of prior service credit	(10)	(10)
Amortization of unrecognized loss	1,061	386
Net pension cost	$2,639	$1,658
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees. We expect to contribute $9.3 million to the postretirement benefit plan in 2015.
Net postretirement benefit plan cost, by component, was as follows for the three months ended March 31, 2015:

	Three months ended
	March 31,
(in thousands)	2015	2014
Service cost	$2,122	$1,461
Interest cost	619	498
Expected return on plan assets	(463)	(340)
Amortization of unrecognized loss	125	—
Net postretirement cost	$2,403	$1,619
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.5 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.
9.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$49	$—	$—
Mutual funds — fixed income securities	26,394	—	—
Mutual funds — equity securities	802	—	—
Interest rate swap derivative	—	111	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(3,523)	—
Total	$27,245	$(3,412)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$5,452	$—	$—
Mutual funds — fixed income securities	26,715	—	—
Mutual funds — equity securities	667	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1,934)	—
Total	$32,834	$(1,934)	$—
As of March 31, 2015 and December 31, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available for sale if fair value falls below recorded cost.
The asset and liability related to derivatives consist of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives as of March 31, 2015 is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2015. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2014 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $4,076.7 million and $3,985.6 million at March 31, 2015 and December 31, 2014, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,629.9 million and $3,629.8 million at March 31, 2015 and December 31, 2014, respectively.
Revolving and Term Loan Credit Agreements
At March 31, 2015 and December 31, 2014, we had a consolidated total of $601.2 million and $473.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
Our Regulated Operating Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties our Regulated Operating Subsidiaries own or operate have been used for many years, and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls, or PCBs. Our Regulated Operating Subsidiaries’ facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, others’ property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that our Regulated Operating Subsidiaries do not own, and, at some of our Regulated Operating Subsidiaries’ transmission stations, transmission assets (owned or operated by our Regulated Operating Subsidiaries) and distribution assets (owned or operated by our Regulated Operating Subsidiaries’ transmission customer) are commingled.
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through March 31, 2015 is estimated to be approximately $16.1 million including interest. This amount includes approximately $10.1 million, including interest, assessed for the audit periods noted above. ITCTransmission has not recorded this contingent liability as of March 31, 2015. METC has also taken the industrial processing exemption, estimated to be approximately $10.5 million for periods still subject to audit and METC has also not recorded any contingent liabilities as of March 31, 2015 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, which is a component of revenue requirement, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
Rate of Return on Equity and Capital Structure Complaints
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group, and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed a complaint with the FERC under Section 206 of the FPA (the “Complaint”), requesting that the FERC find the current 12.38% MISO regional base ROE rate (the “base ROE”) for all MISO TOs, including ITCTransmission, METC and ITC Midwest, to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 9.15%. The Complaint also alleged that the rates of any MISO TO using a capital structure with greater than 50% for the equity component are likewise not just and reasonable (our MISO Regulated Operating Subsidiaries use their actual capital structures, which target 60% equity, as FERC had previously authorized). The Complaint also alleged the ROE adders currently approved for certain ITC Holdings operating companies, including an adder currently charged by ITCTransmission for being a member of an RTO and adders charged by ITCTransmission and METC for being independent transmission owners, are no longer just and reasonable, and sought to have them eliminated.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Complaint. FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity are unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterates that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date as November 12, 2013.

During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants but were not able to reach resolution. On January 5, 2015, the Chief Judge issued an order which terminated settlement procedures and set the matter for hearing. The order established a schedule for the proceeding that provides for a hearing within 32 weeks of the order and an initial decision within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period of November 12, 2013 through February 12, 2015 (the “Initial Refund Period”). In resolving the Complaint, we expect FERC to establish a new base ROE to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period.
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by Arkansas Electric Cooperative Corporation, Mississippi Delta Energy Agency, Clarksdale Public Utilities Commission, Public Service Commission of Yazoo City and Hoosier Energy Rural Electric Cooperative, Inc., seeking a FERC order to reduce the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67% with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable.
We believe it is probable that refunds will be required for these matters, and the estimated range of refunds on a pre-tax basis is expected to be from $55.7 million to $106.4 million for the period from November 12, 2013 through March 31, 2015. The estimated range of refunds on a pre-tax basis as of December 31, 2014 was $47.8 million to $88.1 million for the period from November 12, 2013 through December 31, 2014. As of March 31, 2015 and December 31, 2014, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $55.7 million and $47.8 million, respectively, for the estimated potential refunds as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $7.5 million and $46.9 million and an increase in interest expense of $0.4 million and $0.9 million for the three months ended March 31, 2015 and December 31, 2014, respectively. This resulted in an estimated after-tax reduction to net income of $4.8 million and $28.9 million for the three months ended March 31, 2015 and December 31, 2014, respectively. No amounts related to these complaints were recorded as of or for the three months ended March 31, 2014.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that this matter could result in an additional estimated pre-tax refund of up to $50.7 million (or a $30.7 million estimated after-tax reduction of net income) in excess of the amount recorded as of March 31, 2015. It is also possible the outcome of this matter could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of March 31, 2015, our MISO Regulated Operating Subsidiaries had a total of approximately $2.7 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.7 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC under FPA Section 205 for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with FERC under FPA Section 205 in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. The RTO participation incentive adder will be applied to METC’s and ITC Midwest’s base ROEs and the independence incentive adder will be applied to ITC Midwest’s base ROE in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Collection of these recently approved incentive adders is being deferred pending the outcome of the complaints relating to the base ROE.

11.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2015	2014
Regulated Operating Subsidiaries	$272,450	$258,693
ITC Holdings and other	177	92
Intercompany eliminations	(140)	(182)
Total Operating Revenues	$272,487	$258,603

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2015	2014
Regulated Operating Subsidiaries	$148,818	$141,592
ITC Holdings and other	(41,226)	(29,620)
Total Income Before Income Taxes	$107,592	$111,972

	Three months ended
NET INCOME:	March 31,
(in thousands)	2015	2014
Regulated Operating Subsidiaries	$91,439	$86,553
ITC Holdings and other	67,132	69,136
Intercompany eliminations	(91,439)	(86,553)
Total Net Income	$67,132	$69,136

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2015	2014
Regulated Operating Subsidiaries	$7,017,521	$6,867,411
ITC Holdings and other	4,034,365	3,944,318
Reconciliations / Intercompany eliminations (a)	(3,928,224)	(3,837,640)
Total Assets	$7,123,662	$6,974,089
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2014, and the following:

•
Certain elements of our Regulated Operating Subsidiaries’ formula rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows.

•
Our actual capital investment may be lower than planned, which would cause a lower than expected rate base and therefore our revenues and earnings compared to our current expectations. In addition, we expect to invest in strategic development opportunities to improve the efficiency and reliability of the transmission grid, but we cannot assure you that we will be able to initiate or complete any of these investments. In addition, we expect to incur expenses related to the pursuit of development opportunities which may be higher than forecasted.

•	The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.

•	Changes in energy laws, regulations or policies could impact our business, financial condition, results of operations and cash flows.

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
We derive nearly all of our revenues from providing electric transmission service over our Regulated Operating Subsidiaries’ transmission systems to investor-owned utilities, such as DTE Electric, Consumers Energy and IP&L, and to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations on our transmission systems.
Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2015 or may affect future results include:

•
Our capital investment of $167.6 million at our Regulated Operating Subsidiaries for the three months ended March 31, 2015, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuance as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2015 and 2014 to fund capital investment at our Regulated Operating Subsidiaries and for general corporate purposes, resulting in higher interest expense;

•	Debt maturing within one year of $175.0 million as of March 31, 2015 and the potentially higher interest rates associated with the additional financing required to repay this debt; and

•
Recognition of an estimated contingent liability for the potential refunds relating to the rate of return on equity (“ROE”) and capital structure complaints as described in Note 10 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenue and interest of $7.9 million and an estimated after-tax reduction to net income of $4.8 million for the three months ended March 31, 2015.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains Regulatory Assets
As of March 31, 2015, we have recorded a total of $14.1 million of regulatory assets for start-up, development and pre-construction expenses, including associated interest carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated debt and equity carrying charges, in future rates as discussed in Note 3 of the condensed consolidated financial statements. On March 26, 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, effective July 19, 2013, subject to refund, as well as set the matter for hearing and settlement judge procedures. As a result, ITC Great Plains will begin to include the unamortized balance of the regulatory assets in its rate base and commence amortization over a 10-year period. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template, subject to refund. We do not expect the settlement of this proceeding to have a material impact on our results of operations, cash flows or financial condition.
Development Bonuses
We recognized general and administrative expenses of $9.5 million and $1.5 million during the three months ended March 31, 2015 and 2014, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. Specifically, the Kansas V-Plan Project was placed in-service in December 2014 and the resulting development bonus was approved and paid during the three months ended March 31, 2015. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
Multi-Value Projects
2011 MISO Multi-Value Projects
In December 2011, MISO approved a portfolio of Multi-Value Projects (“MVPs”) which includes portions of four MVPs that we will construct, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri and will be constructed by ITC Midwest. We currently estimate we will invest approximately $800 million in our portions of the MVPs from 2014 through 2018.
Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Phase 1 of the Thumb Loop project, consisting of approximately 62 miles of 345 kV transmission facilities has been placed into service. Phase 2, consisting of approximately 20 miles, was placed into service in May 2014. Through March 31, 2015, ITCTransmission has invested $482.2 million in the Thumb Loop

Project. We estimate ITCTransmission will invest a total of approximately $510 million in the project, which is currently anticipated to be completed in 2015.
Rate of Return on Equity and Capital Structure Complaints
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA (the “Complaint”), requesting that the FERC find the current 12.38% MISO regional base ROE rate (the “base ROE”) for all MISO TOs, including ITCTransmission, METC and ITC Midwest to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 9.15%, reducing the equity component of our capital structure from the FERC approved 60% to 50% and terminating the ROE adders currently approved for certain ITC Holdings operating companies, including adders currently utilized by ITCTransmission and METC.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Complaint. FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity are unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterates that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants but were not able to reach resolution. On January 5, 2015, the Chief Judge issued an order which terminated settlement procedures and set the matter for hearing. The order established a schedule for the proceeding that provides for a hearing within 32 weeks of the order and an initial decision within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period of November 12, 2013 through February 12, 2015 (the “Initial Refund Period”). In resolving the Complaint, we expect FERC to establish a new base ROE to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period.
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by separate complainants, seeking a FERC order to reduce the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67% with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable.
We believe it is probable that refunds will be required for these matters, and the estimated range of refunds on a pre-tax basis is expected to be from $55.7 million to $106.4 million for the period from November 12, 2013 through March 31, 2015. The estimated range of refunds on a pre-tax basis as of December 31, 2014 was $47.8 million to $88.1 million for the period from November 12, 2013 through December 31, 2014. As of March 31, 2015 and December 31, 2014, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $55.7 million and $47.8 million, respectively, for the estimated potential refunds as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $7.5 million and $46.9 million and an increase in interest expense of $0.4 million and $0.9 million for the three months ended March 31, 2015 and December 31, 2014, respectively. This resulted in an estimated after-tax reduction to net income of $4.8 million and $28.9 million for the three months ended March 31, 2015 and December 31, 2014, respectively. No amounts related to these complaints were recorded as of or for the three months ended March 31, 2014.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that this matter could result in an additional estimated pre-tax refund of up to $50.7 million (or a $30.7 million estimated after-tax reduction of net income) in excess of the amount recorded as of March 31, 2015. It is also possible the outcome of this matter could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of March 31, 2015, our MISO Regulated Operating Subsidiaries had a

total of approximately $2.7 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.7 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC under FPA Section 205 for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with FERC under FPA Section 205 in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. The RTO participation incentive adder will be applied to METC’s and ITC Midwest’s base ROEs and the independence incentive adder will be applied to ITC Midwest’s base ROE in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Collection of these recently approved incentive adders is being deferred pending the outcome of the complaints relating to the base ROE.
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
Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term, excluding any impact resulting from the outcome of the complaints relating to base ROE as described in Note 10 to the condensed consolidated financial statements. The primary factor that is expected to continue to increase our actual revenue requirements in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	three months ended	year ending
Source of Investment	2014-2018	March 31, 2015 (a)	December 31, 2015
ITCTransmission	$647	$36.8	$170 — 200
METC	546	30.0	150 — 170
ITC Midwest (b)	1,991	95.0	380 — 405
ITC Great Plains	194	5.8	10 — 25
Development and other (c)	1,122	1.1	0 — 10
Total	$4,500	$168.7	$710 — 810
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

(b)	ITC Midwest’s investment program includes the 2011 MISO MVPs as discussed above under “Capital Project Updates and Other Recent Developments”.

(c)	Refer to “Item 1 Business — Development of Business — Development Projects” in our Form 10-K for the year ended December 31, 2014 for discussion on our development projects.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2015	2014	(decrease)	(decrease)
OPERATING REVENUES	$272,487	$258,603	$13,884	5.4%
OPERATING EXPENSES
Operation and maintenance	25,562	24,861	701	2.8%
General and administrative	40,894	27,962	12,932	46.2%
Depreciation and amortization	34,435	31,378	3,057	9.7%
Taxes other than income taxes	22,380	21,193	1,187	5.6%
Other operating (income) and expenses — net	(236)	(232)	(4)	1.7%
Total operating expenses	123,035	105,162	17,873	17.0%
OPERATING INCOME	149,452	153,441	(3,989)	(2.6)%
OTHER EXPENSES (INCOME)
Interest expense	48,474	45,309	3,165	7.0%
Allowance for equity funds used during construction	(7,549)	(5,012)	(2,537)	50.6%
Other income	(253)	(161)	(92)	57.1%
Other expense	1,188	1,333	(145)	(10.9)%
Total other expenses (income)	41,860	41,469	391	0.9%
INCOME BEFORE INCOME TAXES	107,592	111,972	(4,380)	(3.9)%
INCOME TAX PROVISION	40,460	42,836	(2,376)	(5.5)%
NET INCOME	$67,132	$69,136	$(2,004)	(2.9)%
Operating Revenues
Three months ended March 31, 2015 compared to three months ended March 31, 2014
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2015		2014		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$196,976	72.3%	$188,776	73.0%	$8,200	4.3%
Regional cost sharing revenues	74,550	27.4%	59,319	22.9%	15,231	25.7%
Point-to-point	4,214	1.5%	5,685	2.2%	(1,471)	(25.9)%
Scheduling, control and dispatch	3,215	1.2%	3,162	1.2%	53	1.7%
Other	1,075	0.4%	1,661	0.7%	(586)	(35.3)%
Recognition of contingent liability for return on equity complaint	(7,543)	(2.8)%	—	—%	(7,543)	n/a
Total	$272,487	100.0%	$258,603	100.0%	$13,884	5.4%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended March 31, 2015 as compared to the same period in 2014. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased due primarily to additional capital projects identified by MISO as eligible for regional cost sharing and these projects being placed in-service in addition to higher accumulated investment for the Kansas V-Plan Project during the three months ended March 31, 2015 as compared to the same period in 2014. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
The recognition of the estimated contingent liability for potential refunds relating to the return on equity complaint resulted in a reduction to operating revenues of $7.5 million during the three months ended March 31, 2015 as described in Note 10 to the condensed consolidated financial statements. We are not able to estimate whether any required refunds would be applied to all components of revenues listed in the table above or only certain components.

Operating revenues for the three months ended March 31, 2015 include the revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Operation and maintenance expenses were consistent with the prior period.
General and administrative expenses
Three months ended March 31, 2015 compared to three months ended March 31, 2014
General and administrative expenses increased primarily due to higher compensation-related expenses of $10.1 million mainly due to development bonuses paid during the three months ended March 31, 2015 as described in detail above under “Capital Project Updates and Other Recent Developments — Development Bonuses.”
Depreciation and amortization expenses
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2014 capital additions, which are included in the assessments for 2015 personal property taxes.
Other Expenses (Income)
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Interest Expense
Interest expense increased due primarily to additional interest expense associated with the net issuance of $529.7 million in long-term debt securities subsequent to March 31, 2014 and higher borrowing levels under our revolving credit agreements during the three months ended March 31, 2015 as compared to the same period in 2014.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher balances of construction work in progress eligible for AFUDC equity during the period.
Income Tax Provision
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Our effective tax rates for the three months ended March 31, 2015 and 2014 were 37.6% and 38.3%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $4.0 million (net of federal deductibility) during the three months ended March 31, 2015, compared to a state income tax provision of $4.5 million (net of federal deductibility) for the three months ended March 31, 2014.

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

•	Fund any potential share repurchases available under the Board of Directors authorized share repurchase program as described in Note 6 to the condensed consolidated financial statements.

•
Fund contributions to our retirement benefit plans, as described in Note 8 to the condensed consolidated financial statements. We expect to make an estimated additional contribution of approximately $22.8 million to these plans in 2015. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement benefit plans to be higher than we have experienced in the past.

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
We expect to continue to utilize our revolving credit agreements and our cash and cash equivalents as needed to meet our short-term cash requirements. As of March 31, 2015, we had consolidated indebtedness under our revolving and term loan credit agreements of $601.2 million, with unused capacity under the revolving credit agreements of $559.8 million. See Note 5 to the condensed consolidated financial statements for a detailed discussion of these agreements and the debt issuance in 2015.
As of March 31, 2015, we had approximately $175.0 million of debt maturing within one year, which we expect to refinance with long-term debt. To address our long-term capital requirements and to repay debt maturing within one year, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

(b)	On April 15, 2015, Moody’s Investor Service, Inc. reaffirmed the credit ratings for ITC Holdings and the Regulated Operating Subsidiaries. All of the ratings have a stable outlook.
Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2014. As of March 31, 2015, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $66.9 million and $45.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $21.6 million during the three months ended March 31, 2015 compared to the same period in 2014. The increase was partially offset by higher income taxes paid of $3.7 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $178.2 million and $159.0 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the three months ended March 31, 2015 compared to the same period in 2014.
Cash Flows From Financing Activities
Net cash provided by financing activities was $92.7 million and $93.0 million for the three months ended March 31, 2015 and 2014, respectively. The cash provided by financing activities during the three months ended March 31, 2015 was consistent compared to the same period in 2014.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2014. There have been no material changes to that information since December 31, 2014, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Amounts borrowed under our unsecured, unguaranteed revolving credit agreements; and

•	The issuance of $225.0 million of 3.83% First Mortgage Bonds, Series G, due 2055 by ITC Midwest.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2014 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $4,076.7 million at March 31, 2015. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, was $3,629.9 million at March 31, 2015. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements, at March 31, 2015. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2015 would decrease the fair value of debt by $171.7 million, and a decrease in interest rates of 10% at March 31, 2015 would increase the fair value of debt by $184.2 million at that date.
Revolving and Term Loan Credit Agreements
At March 31, 2015, we had a consolidated total of $601.2 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at March 31, 2015 would increase or decrease the total interest expense by $0.7 million, respectively, for an annual period on a constant borrowing level of $601.2 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap contracts held as of March 31, 2015 manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of March 31, 2015, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2014, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the condensed consolidated financial statements for a description of recent developments in the rate of return on equity and capital structure complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)

January 2015	3,823	$42.26	—	$120.0
February 2015	6,651	39.21	—	120.0
March 2015	1,443	37.42	—	120.0
Total	11,917	$39.97	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)	In April 2014, the Board of Directors authorized and ITC Holdings announced a share repurchase program for up to $250.0 million, which expires in December 2015.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

3.2	Fifth Amended and Restated Bylaws of Registrant dated as of February 24, 2015 (filed with Registrant’s 2014 Form 10-K)

4.43
Eighth Supplemental Indenture, dated as of March 18, 2015, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K filed on April 7, 2015)

10.140	Summary of Annual Incentive Plan (2015)

10.141	Form of Restricted Stock Award Agreement (5 year vesting) (February 2015)

10.142
Amendment and Restatement of the Distribution - Transmission Interconnection Agreement by and between Michigan Electric Transmission Company, LLC and Consumers Energy Company, effective January 1, 2015

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
Dated: April 30, 2015

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)