Form 10-Q
period 2015-06-30
ITC Holdings Corp.
filed 2015-07-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 24, 2015 was 156,144,406.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$12,790	$27,741
Accounts receivable	119,168	100,998
Inventory	29,566	30,892
Deferred income taxes	16,072	14,511
Regulatory assets	8,974	5,393
Prepaid and other current assets	15,449	7,281
Total current assets	202,019	186,816
Property, plant and equipment (net of accumulated depreciation and amortization of $1,438,404 and $1,388,217, respectively)	5,751,630	5,496,875
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $26,579 and $24,917, respectively)	47,142	48,794
Regulatory assets	242,162	223,712
Deferred financing fees (net of accumulated amortization of $15,520 and $15,972, respectively)	30,890	30,311
Other	59,214	37,418
Total other assets	1,329,571	1,290,398
TOTAL ASSETS	$7,283,220	$6,974,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,677	$107,969
Accrued payroll	16,389	23,502
Accrued interest	52,231	50,538
Accrued taxes	43,923	41,614
Regulatory liabilities	37,328	39,972
Refundable deposits from generators for transmission network upgrades	2,451	10,376
Debt maturing within one year	224,974	175,000
Other	6,094	14,043
Total current liabilities	480,067	463,014
Accrued pension and postretirement liabilities	70,197	69,562
Deferred income taxes	714,376	656,562
Regulatory liabilities	170,720	160,070
Refundable deposits from generators for transmission network upgrades	8,379	9,384
Other	18,814	17,354
Long-term debt	4,063,277	3,928,586
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 156,060,906 and 155,140,967 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	920,807	923,191
Retained earnings	830,505	741,550
Accumulated other comprehensive income	6,078	4,816
Total stockholders’ equity	1,757,390	1,669,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,283,220	$6,974,089
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
OPERATING REVENUES	$275,058	$263,214	$547,545	$521,817
OPERATING EXPENSES
Operation and maintenance	30,026	25,836	55,588	50,697
General and administrative	32,493	30,308	73,387	58,270
Depreciation and amortization	35,578	31,295	70,013	62,673
Taxes other than income taxes	18,786	17,076	41,166	38,269
Other operating (income) and expenses — net	(233)	(229)	(469)	(461)
Total operating expenses	116,650	104,286	239,685	209,448
OPERATING INCOME	158,408	158,928	307,860	312,369
OTHER EXPENSES (INCOME)
Interest expense — net	50,198	45,854	98,672	91,163
Allowance for equity funds used during construction	(7,464)	(4,932)	(15,013)	(9,944)
Loss on extinguishment of debt	—	29,074	—	29,074
Other income	(189)	(236)	(438)	(397)
Other expense	431	1,625	1,615	2,958
Total other expenses (income)	42,976	71,385	84,836	112,854
INCOME BEFORE INCOME TAXES	115,432	87,543	223,024	199,515
INCOME TAX PROVISION	43,096	33,207	83,556	76,043
NET INCOME	$72,336	$54,336	$139,468	$123,472
Basic earnings per common share	$0.47	$0.34	$0.90	$0.78
Diluted earnings per common share	$0.46	$0.34	$0.89	$0.78
Dividends declared per common share	$0.1625	$0.1425	$0.325	$0.285
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
NET INCOME	$72,336	$54,336	$139,468	$123,472
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 6)	1,986	(688)	1,259	(582)
Available-for-sale securities, net of tax (Note 6)	(103)	60	3	110
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,883	(628)	1,262	(472)
TOTAL COMPREHENSIVE INCOME	$74,219	$53,708	$140,730	$123,000
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,468	$123,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,013	62,673
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(31,867)	(7,248)
Deferred income tax expense	47,979	56,978
Allowance for equity funds used during construction	(15,013)	(9,944)
Loss on extinguishment of debt	—	29,074
Other	10,863	8,142
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(19,758)	(28,890)
Inventory	1,326	2,611
Prepaid and other current assets	(8,166)	(9,623)
Accounts payable	(581)	(21,394)
Accrued payroll	(4,497)	(3,524)
Accrued interest	1,693	(1,951)
Accrued taxes	2,310	10,869
Other current liabilities	(532)	(9,370)
Other non-current assets and liabilities, net	4,161	(5,903)
Net cash provided by operating activities	197,399	195,972
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(318,187)	(375,650)
Other	(5,542)	235
Net cash used in investing activities	(323,729)	(375,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	225,000	473,664
Borrowings under revolving credit agreements	638,500	1,054,100
Borrowings under term loan credit agreements	—	110,000
Proceeds from commercial paper	49,974	—
Retirement of long-term debt — including debt retirement costs	—	(198,494)
Repayments of revolving credit agreements	(729,100)	(1,035,300)
Repayments under term loan credit agreements	—	(39,000)
Issuance of common stock	10,704	14,177
Dividends on common and restricted stock	(50,467)	(44,983)
Refundable deposits from generators for transmission network upgrades	981	5,208
Repayment of refundable deposits from generators for transmission network upgrades	(9,831)	(22,155)
Repurchase and retirement of common stock	(21,838)	(107,952)
Forward contract of accelerated share repurchase program	—	(46,000)
Other	(2,544)	(9,080)
Net cash provided by financing activities	111,379	154,185
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,951)	(25,258)
CASH AND CASH EQUIVALENTS — Beginning of period	27,741	34,275
CASH AND CASH EQUIVALENTS — End of period	$12,790	$9,017
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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2015	2014
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$93,803	$90,248
Income taxes paid — net	40,776	25,416
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$70,737	$105,246
Allowance for equity funds used during construction	15,013	9,944
____________________________

(a)
Amounts consist of current liabilities for construction, labor and materials that have not been included in investing activities. These amounts have not been paid for as of June 30, 2015 or 2014, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

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
3.    REGULATORY MATTERS
Start-Up, Development and Pre-Construction Regulatory Assets
As of June 30, 2015, we have recorded a total of $13.7 million of regulatory assets for start-up, development and pre-construction expenses, including associated interest carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated debt and equity carrying charges, in future rates. On March 26, 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund, as well as set the matter for hearing and settlement judge procedures. As a result, ITC Great Plains has included the unamortized balance of the regulatory assets in its rate base and commenced amortization over a 10-year period during the second quarter of 2015. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template, subject to refund. We do not expect the settlement of this proceeding to have a material impact on our results of operations, cash flows or financial condition.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to examine MISO’s funding policy for generator interconnections, which allows a transmission owner to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, FERC suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and transmission owner to utilize the election to fund network upgrades. We do not expect the resolution of this proceeding to have a material impact on our results of operations, cash flows or financial condition.
Order on Formula Rate Protocols
In 2012, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. In May 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners (“TOs”) to file revised formula rate protocols. In September 2013, MISO and its TOs, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. On March 20, 2014, FERC issued an order conditionally accepting MISO and its TOs’ September 2013 filing and required a further compliance filing, which MISO and its TOs made on May 19, 2014. On January 22, 2015, the FERC conditionally accepted the May 19, 2014 compliance filing, subject to a further compliance filing, which was made on February 13, 2015. We do not expect the revised formula rate protocols to impact our results of operations, cash flows or financial condition.

Rate of Return on Equity and Capital Structure Complaints
See “Rate of Return on Equity and Capital Structure Complaints” in Note 11 for a discussion of the complaints.
Cost-Based Formula Rates with True-Up Mechanism
The transmission rates at our Regulated Operating Subsidiaries are set annually, using the FERC-approved formula rates, and the rates remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to adjust their transmission rates to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The FERC-approved formula rates use approved return on equity (“ROE”) rates and do not require further action or FERC filings for the calculated joint zone rates to go into effect, although the rates are subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rates to calculate their respective annual revenue requirements unless the FERC determines the rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity and Capital Structure Complaints” in Note 11 for detail on ROE matters including incentive adders approved by FERC in 2015.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2015:

(in thousands)	Total
Balance as of December 31, 2014	$(56,103)
Net refund of 2013 revenue deferrals and accruals, including accrued interest	17,578
Net revenue accrual for the six months ended June 30, 2015	15,316
Net accrued interest payable for the six months ended June 30, 2015	(1,027)
Balance as of June 30, 2015	$(24,236)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals and associated accrued interest are recorded in the condensed consolidated statements of financial position at June 30, 2015 as follows:

(in thousands)	Total
Current assets	$8,974
Non-current assets	27,231
Current liabilities	(37,244)
Non-current liabilities	(23,197)
Balance as of June 30, 2015	$(24,236)
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2015 and December 31, 2014, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $32.7 million and $34.2 million (net of accumulated amortization of $25.7 million and $24.2 million) as of June 30, 2015 and December 31, 2014, respectively.

We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain TOs to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.4 million and $14.6 million (net of accumulated amortization of $0.9 million and $0.7 million) as of June 30, 2015 and December 31, 2014, respectively.
During each of the three months ended June 30, 2015 and 2014, we recognized $0.9 million and $0.8 million, respectively, of amortization expense of our intangible assets and $1.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2015 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of June 30, 2015, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes.

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
As of June 30, 2015, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of June 30, 2015, the fair value of the derivative instruments was an asset of $1.2 million recorded to other non-current assets and a liability of $1.4 million recorded to other non-current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
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
ITC Holdings
On June 8, 2015, pursuant to the authorization by the Board of Directors, ITC Holdings established an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400.0 million outstanding at any one time. As of June 30, 2015, ITC Holdings had approximately $50.0 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.549% and weighted average remaining days to maturity of 26 days. The proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement. The amount outstanding as of June 30, 2015 was classified as debt maturing within one year in the consolidated statements of financial position.
Revolving Credit Agreements
At June 30, 2015, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$89.5	$310.5	(c)	1.4%	(d)	0.175%
ITCTransmission	100.0	39.8	60.2		1.1%	(e)	0.10%
METC	100.0	8.1	91.9		1.1%	(e)	0.10%
ITC Midwest	250.0	22.6	227.4		1.1%	(e)	0.10%
ITC Great Plains	150.0	62.2	87.8		1.1%	(e)	0.10%
Total	$1,000.0	$222.2	$777.8
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $260.5 million as of June 30, 2015.

(d)
Loan bears interest at a rate equal to LIBOR plus an applicable margin of 1.25% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1.00% above the one month LIBOR, plus an applicable margin of 0.25%, subject to adjustments based on ITC Holdings’ credit rating.

(e)
Loans bear interest at a rate equal to LIBOR plus an applicable margin of 1.00% or at a base rate, which is defined as the higher of the prime rate, 0.50% above the federal funds rate or 1% above the one month LIBOR, subject to adjustments based on the borrower’s credit rating.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of June 30, 2015, we were not in violation of any debt covenant.

6.     STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the six months ended June 30, 2015 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
Net income	—	—	139,468	—	139,468
Repurchase and retirement of common stock	(664,719)	(21,838)	—	—	(21,838)
Dividends declared ($0.325 per share)	—	—	(50,513)	—	(50,513)
Stock option exercises	1,068,085	9,608	—	—	9,608
Shares issued under the Employee Stock Purchase Plan	34,097	1,096	—	—	1,096
Issuance of restricted stock	243,493	—	—	—	—
Forfeiture of restricted stock	(44,034)	—	—	—	—
Issuance of performance shares	287,464	—	—	—	—
Forfeiture of performance shares	(4,447)	—	—	—	—
Share-based compensation, net of forfeitures	—	8,704	—	—	8,704
Other comprehensive income, net of tax	—	—	—	1,262	1,262
Other	—	46	—	—	46
BALANCE, JUNE 30, 2015	156,060,906	$920,807	$830,505	$6,078	$1,757,390
The changes in stockholders’ equity for the six months ended June 30, 2014 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	123,472	—	123,472
Repurchase and retirement of common stock	(3,013,176)	(107,952)	—	—	(107,952)
Dividends declared on common stock ($0.285 per share)	—	—	(44,983)	—	(44,983)
Stock option exercises	761,321	13,172	—	—	13,172
Shares issued under the Employee Stock Purchase Plan	34,594	1,004	—	—	1,004
Issuance of restricted stock	289,793	—	—	—	—
Forfeiture of restricted stock	(60,593)	—	—	—	—
Share-based compensation, net of forfeitures	—	8,186	—	—	8,186
Forward contract of accelerated share repurchase program	—	(46,000)	—	—	(46,000)
Other comprehensive loss, net of tax	—	—	—	(472)	(472)
BALANCE, JUNE 30, 2014	155,512,734	$882,845	$671,459	$5,855	$1,560,159

Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Balance at the beginning of period	$4,195	$6,483	$4,816	$6,327
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $86 and $79 for the three months ended June 30, 2015 and 2014, respectively, and net of tax of $161 and $155 for the six months ended June 30, 2015 and 2014, respectively)	125	112	261	218
Reclassification of loss relating to interest rate cash flow hedges from AOCI to loss on extinguishment of debt (net of tax of $83 for the three and six months ended June 30, 2014)	—	117	—	117
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,333 and $655 for the three months ended June 30, 2015 and 2014, respectively, and net of tax of $719 and $655 for the six months ended June 30, 2015 and 2014, respectively)	1,861	(917)	998	(917)
Derivative instruments, net of tax	1,986	(688)	1,259	(582)
Available-for-sale securities
Unrealized net (loss) gain on available-for-sale securities (net of tax of $74 and $43 for the three months ended June 30, 2015 and 2014, respectively, and net of tax of $2 and $79 for the six months ended June 30, 2015 and 2014, respectively)	(103)	60	3	110
Available-for-sale securities, net of tax	(103)	60	3	110
Total other comprehensive income (loss), net of tax	1,883	(628)	1,262	(472)
Balance at the end of period	$6,078	$5,855	$6,078	$5,855
Share Repurchase Program
In April 2014, the Board of Directors authorized and ITC Holdings announced a share repurchase program for up to $250.0 million, which expires in December 2015. Pursuant to such authorization, ITC Holdings completed an accelerated share repurchase from June 2014 to December 2014 in which 3.6 million shares were repurchased and retired for a total of $130.0 million. No shares were repurchased under the share repurchase program during the six months ended June 30, 2015. Additionally, we had not entered into any agreement for the remaining amount available under the share repurchase program as of June 30, 2015.
7.    SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
On May 19, 2015, pursuant to the Second Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”), we granted 473,200 options to purchase shares of our common stock with an exercise price of $35.91 per share, which was the closing price of our common stock on the date of grant. The options vest in three equal annual installments with the first installment vesting on May 19, 2016. In addition, on May 19, 2015, pursuant to the LTIP, we granted 189,299 shares of restricted stock and 287,464 performance shares. One-half of the payout of the performance shares will be based on an external measure for total shareholder return (“TSR”) relative to a predetermined peer group and the remainder will be based on adjusted diluted earnings per share (“EPS”) growth. Payout of the performance shares will range from 0% to 200% of the target number of shares granted, plus additional dividend equivalent shares as described below. The fair value for performance shares with the relative TSR condition was determined using a Monte Carlo simulation valuation model, whereas the fair value for performance shares with the EPS growth condition was based on the closing price of our common stock on the grant date.
Holders of outstanding restricted stock and performance shares have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. However, performance shares earn and accumulate dividend equivalents, which are settled in the form of additional shares upon vesting of the related award. Dividend equivalents paid on performance shares that do not vest will be forfeited. Restricted stock holders receive cash dividends at each dividend payment date. The restricted stock and performance shares generally vest three years after the grant date. Holders of restricted stock and performance shares may not sell, transfer or pledge their respective shares until vesting occurs.
Stock Option Exercises
We issued 1,068,085 and 1,011,750 shares of our common stock during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, due to the exercise of stock options.
8.    EARNINGS PER SHARE
We report both basic and diluted EPS. Our restricted stock contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing EPS. A reconciliation of both calculations for the three and six months ended June 30, 2015 and 2014 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2015	2014	2015	2014
Numerator:
Net income	$72,336	$54,336	$139,468	$123,472
Less: dividends declared and paid — common and restricted shares	(25,248)	(22,530)	(50,467)	(44,983)
Undistributed earnings	47,088	31,806	89,001	78,489
Percentage allocated to common shares (a)	99.3%	99.2%	99.2%	99.2%
Undistributed earnings — common shares	46,758	31,552	88,289	77,861
Add: dividends declared and paid — common shares	25,076	22,347	50,100	44,609
Numerator for basic and diluted earnings per common share	$71,834	$53,899	$138,389	$122,470
Denominator:
Basic earnings per common share — weighted average common shares outstanding	154,228,727	156,427,493	154,100,335	156,309,340
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	1,190,632	1,541,565	1,316,716	1,523,485
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	155,419,359	157,969,058	155,417,051	157,832,825
Per common share net income:
Basic	$0.47	$0.34	$0.90	$0.78
Diluted	$0.46	$0.34	$0.89	$0.78

____________________________

(a)	Weighted average common shares outstanding	154,228,727	156,427,493	154,100,335	156,309,340
	Weighted average restricted shares (participating securities)	1,134,649	1,297,578	1,171,852	1,329,136
	Total	155,363,376	157,725,071	155,272,187	157,638,476
	Percentage allocated to common shares	99.3%	99.2%	99.2%	99.2%

The incremental shares for stock options and employee stock purchase plan (“ESPP”) shares are included in the diluted EPS calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted EPS calculations were as follows:

	2015	2014
Outstanding stock options and ESPP shares (as of June 30)	3,961,886	4,891,913
Anti-dilutive stock options and ESPP shares (for the three and six months ended June 30)	1,078,158	654,231
In addition, the performance shares discussed in Note 7 are not included in the diluted EPS calculation for the three and six months ended June 30, 2015 because the performance metric had not been met or was not substantively measurable as of June 30, 2015.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the second quarter of 2015, we contributed $4.1 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2015.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $9.4 million to the supplemental benefit plans during the second quarter of 2015. We do not expect to make any additional contributions to these plans in 2015.
Net periodic benefit cost for the pension plans, by component, was as follows for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$1,624	$1,267	$3,248	$2,533
Interest cost	924	901	1,848	1,802
Expected return on plan assets	(959)	(885)	(1,919)	(1,770)
Amortization of prior service credit	(11)	(11)	(21)	(21)
Amortization of unrecognized loss	1,060	386	2,121	772
Net pension cost	$2,638	$1,658	$5,277	$3,316
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees. During the second quarter of 2015, we contributed $4.6 million to the postretirement benefit plan. We expect to make estimated additional contributions of $4.5 million to the postretirement benefit plan during the second half of 2015.

Net postretirement benefit plan cost, by component, was as follows for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$2,121	$1,462	$4,243	$2,923
Interest cost	619	498	1,238	996
Expected return on plan assets	(463)	(341)	(926)	(681)
Amortization of unrecognized loss	125	—	250	—
Net postretirement cost	$2,402	$1,619	$4,805	$3,238
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.9 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2015 and the year ended December 31, 2014, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at June 30, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$49	$—	$—
Mutual funds — fixed income securities	35,734	—	—
Mutual funds — equity securities	869	—	—
Interest rate swap derivative	—	1,156	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1,372)	—
Total	$36,652	$(216)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$5,452	$—	$—
Mutual funds — fixed income securities	26,715	—	—
Mutual funds — equity securities	667	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1,934)	—
Total	$32,834	$(1,934)	$—

As of June 30, 2015 and December 31, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available for sale if fair value falls below recorded cost.
The asset and liability related to derivatives consist of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives as of June 30, 2015 is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2015. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2014 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,035.3 million and $3,985.6 million at June 30, 2015 and December 31, 2014, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,855.1 million and $3,629.8 million at June 30, 2015 and December 31, 2014, respectively.
Revolving and Term Loan Credit Agreements
At June 30, 2015 and December 31, 2014, we had a consolidated total of $383.2 million and $473.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
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
Michigan Sales and Use Tax Audit
The Michigan Department of Treasury has conducted sales and use tax audits of ITCTransmission for the audit periods April 1, 2005 through June 30, 2008 and October 1, 2009 through September 30, 2013. The Michigan Department of Treasury has denied ITCTransmission’s claims of the industrial processing exemption from use tax that it has taken beginning January 1, 2007. The exemption claim denials resulted in use tax assessments against ITCTransmission. ITCTransmission filed administrative appeals to contest these use tax assessments.
In a separate, but related case involving a Michigan-based public utility that made similar industrial processing exemption claims, the Michigan Supreme Court ruled in July 2015 that the electric system, which involves altering voltage, constitutes an exempt, industrial processing activity. However, the ruling further held the electric system is also used for other functions that would not be exempt, and remanded the case to the Michigan Court of Claims to determine how the exemption applies to assets that are used in electric distribution activities. ITCTransmission is assessing the recent ruling in light of its specific facts, but cannot estimate the amount or timing of any potential tax assessments or refunds. ITCTransmission believes that the industrial processing exemption will apply to a significant portion and potentially all of the equipment purchases for which it claimed exemption, but it is reasonably possible that portions of the use tax assessments could be sustained upon resolution of this matter.

The amount of use tax liability associated with the exemptions taken by ITCTransmission through June 30, 2015 is estimated to be approximately $16.7 million including interest. This amount includes approximately $10.2 million, including interest, assessed for the audit periods noted above. ITCTransmission has not recorded this contingent liability as of June 30, 2015. METC has also taken the industrial processing exemption, estimated to be approximately $10.1 million for periods still subject to audit and METC has also not recorded any contingent liabilities as of June 30, 2015 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, which is a component of revenue requirement, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
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
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by Arkansas Electric Cooperative Corporation, Mississippi Delta Energy Agency, Clarksdale Public Utilities Commission, Public Service Commission of Yazoo City and Hoosier Energy Rural Electric Cooperative, Inc., seeking a FERC order to reduce the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67% with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the

FERC supporting the current base ROE as just and reasonable. On June 18, 2015, FERC accepted the Second Complaint and set it for hearing and settlement procedures. FERC also set the refund effective date for the Second Complaint as February 12, 2015.
We believe it is probable that refunds will be required for these matters and as of June 30, 2015, the estimated range of refunds on a pre-tax basis is expected to be from $69.6 million to $123.2 million for the period from November 12, 2013 through June 30, 2015. As of June 30, 2015 and December 31, 2014, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $69.6 million and $47.8 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $13.3 million, $20.8 million and $46.9 million and an increase in interest expense of $0.5 million, $0.9 million and $0.9 million for the three and six months ended June 30, 2015 and the year ended December 31, 2014, respectively. This resulted in an estimated after-tax reduction to net income of $8.5 million, $13.3 million and $28.9 million for the three and six months ended June 30, 2015 and year ended December 31, 2014, respectively. No amounts related to these complaints were recorded as of or for the three and six months ended June 30, 2014.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that this matter could result in an additional estimated pre-tax refund of up to $53.6 million (or a $32.5 million estimated after-tax reduction of net income) in excess of the amount recorded as of June 30, 2015. It is also possible the outcome of this matter could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of June 30, 2015, our MISO Regulated Operating Subsidiaries had a total of approximately $2.8 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.8 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC under FPA Section 205 for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with FERC under FPA Section 205 in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest filed a request with FERC for clarification and rehearing on the approved incentive adder for independence. The RTO participation incentive adder will be applied to METC’s and ITC Midwest’s base ROEs and the independence incentive adder will be applied to ITC Midwest’s base ROE in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Collection of these recently approved incentive adders is being deferred pending the outcome of the complaints relating to the base ROE.
12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Regulated Operating Subsidiaries	$274,990	$263,303	$547,440	$521,996
ITC Holdings and other	209	92	386	184
Intercompany eliminations	(141)	(181)	(281)	(363)
Total Operating Revenues	$275,058	$263,214	$547,545	$521,817

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Regulated Operating Subsidiaries	$149,640	$147,187	$298,458	$288,779
ITC Holdings and other	(34,208)	(59,644)	(75,434)	(89,264)
Total Income Before Income Taxes	$115,432	$87,543	$223,024	$199,515

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Regulated Operating Subsidiaries	$92,081	$90,296	$183,520	$176,849
ITC Holdings and other	72,336	54,336	139,468	123,472
Intercompany eliminations	(92,081)	(90,296)	(183,520)	(176,849)
Total Net Income	$72,336	$54,336	$139,468	$123,472

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2015	2014
Regulated Operating Subsidiaries	$7,160,442	$6,867,411
ITC Holdings and other	4,112,002	3,944,318
Reconciliations / Intercompany eliminations (a)	(3,989,224)	(3,837,640)
Total Assets	$7,283,220	$6,974,089
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the six months ended June 30, 2015 or may affect future results include:

•
Our capital investment of $326.9 million at our Regulated Operating Subsidiaries for the six months ended June 30, 2015, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuance as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2015 and 2014 to fund capital investment at our Regulated Operating Subsidiaries and for general corporate purposes, resulting in higher interest expense;

•	Establishment of a commercial paper program as described in Note 5 to the condensed consolidated financial statements, which provides an additional source of liquidity for our working capital needs;

•	Debt maturing within one year of $225.0 million as of June 30, 2015 and the potentially higher interest rates associated with the additional financing required to repay this debt; and

•
Recognition of an estimated contingent liability for the potential refunds relating to the rate of return on equity (“ROE”) and capital structure complaints as described in Note 11 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenue and interest of $13.8 million and $21.7 million and an estimated after-tax reduction to net income of $8.5 million and $13.3 million for the three and six months ended June 30, 2015, respectively.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains Regulatory Assets
As of June 30, 2015, we have recorded a total of $13.7 million of regulatory assets for start-up, development and pre-construction expenses, including associated interest carrying charges, incurred by ITC Great Plains, which include certain costs incurred for the Kansas Electric Transmission Authority (“KETA”) and the Kansas V-Plan Projects prior to construction. Based on ITC Great Plains’ FERC application under which authority to recognize these regulatory assets was sought and the related FERC order granting such authority, ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover these start-up, development and pre-construction expenses, including associated debt and equity carrying charges, in future rates as discussed in Note 3 of the condensed consolidated financial statements. On March 26, 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund, as well as set the matter for hearing and settlement judge procedures. As a result, ITC Great Plains has included the unamortized balance of the regulatory assets in its rate base and commenced amortization over a 10-year period during the second quarter of 2015. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template, subject to refund. We do not expect the settlement of this proceeding to have a material impact on our results of operations, cash flows or financial condition.
Development Bonuses
We recognized general and administrative expenses of $0.3 million and $9.8 million during the three and six months ended June 30, 2015, respectively, and $0.7 million and $2.2 million during the three and six months ended June 30, 2014, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. Specifically, the Kansas V-Plan Project was placed in-service in December 2014 and the resulting development bonus was approved and paid during the three months ended March 31, 2015. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.
Multi-Value Projects
2011 MISO Multi-Value Projects
In December 2011, MISO approved a portfolio of Multi-Value Projects (“MVPs”) which includes portions of four MVPs that we will construct, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri and are in various stages of construction and included in ITC Midwest’s capital investment amounts. We currently estimate ITC Midwest will invest approximately $800 million in the four MVPs from 2014 through 2018.
Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Phase 1 and Phase 2 of the Thumb Loop Project, which consisted of 62 miles and 20 miles of transmission line, respectively, were placed in-service in September 2013 and May 2014, respectively. The third and final phase, which consisted of 56 miles of transmission line, was placed in-service on May 13, 2015. Through June 30, 2015, ITCTransmission has invested $495.9 million in the Thumb Loop Project and any further investment to complete this project is not expected to be material.
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
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by separate complainants, seeking a FERC order to reduce the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 8.67% with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable. On June 18, 2015, FERC accepted the Second Complaint and set it for hearing and settlement procedures. FERC also set the refund effective date for the Second Complaint as February 12, 2015.
We believe it is probable that refunds will be required for these matters and as of June 30, 2015, the estimated range of refunds on a pre-tax basis is expected to be from $69.6 million to $123.2 million for the period from November 12, 2013 through June 30, 2015. As of June 30, 2015 and December 31, 2014, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $69.6 million and $47.8 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $13.3 million, $20.8 million and $46.9 million and an increase in interest expense of $0.5 million, $0.9 million and $0.9 million for the three and six months ended June 30, 2015 and the year ended December 31, 2014, respectively. This resulted in an estimated after-tax reduction to net income of $8.5 million, $13.3 million and $28.9 million for the three and six months ended June 30, 2015 and year ended December 31, 2014, respectively. No amounts related to these complaints were recorded as of or for the six months ended June 30, 2014.

Based on the estimated range of refunds identified above, we believe that it is reasonably possible that this matter could result in an additional estimated pre-tax refund of up to $53.6 million (or a $32.5 million estimated after-tax reduction of net income) in excess of the amount recorded as of June 30, 2015. It is also possible the outcome of this matter could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of June 30, 2015, our MISO Regulated Operating Subsidiaries had a total of approximately $2.8 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.8 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC under FPA Section 205 for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with FERC under FPA Section 205 in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest filed a request with FERC for clarification and rehearing on the approved incentive adder for independence. The RTO participation incentive adder will be applied to METC’s and ITC Midwest’s base ROEs and the independence incentive adder will be applied to ITC Midwest’s base ROE in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Collection of these recently approved incentive adders is being deferred pending the outcome of the complaints relating to the base ROE.
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

Capital Investment and Operating Results Trends
We expect a general trend of increases in revenues and earnings for our Regulated Operating Subsidiaries over the long term, excluding any impact resulting from the outcome of the complaints relating to base ROE as described in Note 11 to the condensed consolidated financial statements. The primary factor that is expected to continue to increase our actual revenue requirements in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	six months ended	year ending
Source of Investment	2014-2018	June 30, 2015 (a)	December 31, 2015
ITCTransmission	$647	$82.8	$170 — 200
METC	546	51.2	150 — 170
ITC Midwest (b)	1,991	182.9	380 — 405
ITC Great Plains	194	10.0	10 — 25
Development and other (c)	1,122	4.1	0 — 10
Total	$4,500	$331.0	$710 — 810
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

(b)	ITC Midwest’s investment program includes the 2011 MISO MVPs as discussed above under “Capital Project Updates and Other Recent Developments.”

(c)
Development and other includes initiatives to upgrade the existing transmission grid and regional transmission facilities, primarily to improve overall grid reliability, reduce transmission constraints, enhance competitive markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources necessary to achieve state and federal policy goals. Additionally, we may pursue other non-traditional transmission investment opportunities not described above.

Investments in property, plant and equipment could vary due to, among other things, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain any necessary financing for such expenditures, limitations on the amount of construction that can be undertaken on our systems at any one time, regulatory approvals for reasons relating to rate construct, environmental, siting, regional planning, cost recovery or other issues or as a result of legal proceedings, variances between estimated and actual costs of construction contracts awarded and the potential for greater competition. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in thousands)	2015	2014	(decrease)	(decrease)	2015	2014	(decrease)	(decrease)
OPERATING REVENUES	$275,058	$263,214	$11,844	4.5%	$547,545	$521,817	$25,728	4.9%
OPERATING EXPENSES
Operation and maintenance	30,026	25,836	4,190	16.2%	55,588	50,697	4,891	9.6%
General and administrative	32,493	30,308	2,185	7.2%	73,387	58,270	15,117	25.9%
Depreciation and amortization	35,578	31,295	4,283	13.7%	70,013	62,673	7,340	11.7%
Taxes other than income taxes	18,786	17,076	1,710	10.0%	41,166	38,269	2,897	7.6%
Other operating (income) and expenses — net	(233)	(229)	(4)	1.7%	(469)	(461)	(8)	1.7%
Total operating expenses	116,650	104,286	12,364	11.9%	239,685	209,448	30,237	14.4%
OPERATING INCOME	158,408	158,928	(520)	(0.3)%	307,860	312,369	(4,509)	(1.4)%
OTHER EXPENSES (INCOME)
Interest expense	50,198	45,854	4,344	9.5%	98,672	91,163	7,509	8.2%
Allowance for equity funds used during construction	(7,464)	(4,932)	(2,532)	51.3%	(15,013)	(9,944)	(5,069)	51.0%
Loss on extinguishment of debt	—	29,074	(29,074)	n/a	—	29,074	(29,074)	n/a
Other income	(189)	(236)	47	(19.9)%	(438)	(397)	(41)	10.3%
Other expense	431	1,625	(1,194)	(73.5)%	1,615	2,958	(1,343)	(45.4)%
Total other expenses (income)	42,976	71,385	(28,409)	(39.8)%	84,836	112,854	(28,018)	(24.8)%
INCOME BEFORE INCOME TAXES	115,432	87,543	27,889	31.9%	223,024	199,515	23,509	11.8%
INCOME TAX PROVISION	43,096	33,207	9,889	29.8%	83,556	76,043	7,513	9.9%
NET INCOME	$72,336	$54,336	$18,000	33.1%	$139,468	$123,472	$15,996	13.0%
Operating Revenues
Three months ended June 30, 2015 compared to three months ended June 30, 2014
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2015		2014		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$193,279	70.3%	$186,300	70.8%	$6,979	3.7%
Regional cost sharing revenues	80,783	29.4%	63,934	24.3%	16,849	26.4%
Point-to-point	3,836	1.4%	3,952	1.5%	(116)	(2.9)%
Scheduling, control and dispatch	3,148	1.1%	3,231	1.2%	(83)	(2.6)%
Other	7,305	2.7%	5,797	2.2%	1,508	26.0%
Recognition of contingent liability for return on equity complaints	(13,293)	(4.9)%	—	—%	(13,293)	n/a
Total	$275,058	100.0%	$263,214	100.0%	$11,844	4.5%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2015 as compared to the same period in 2014. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased due primarily to additional capital projects identified by MISO as eligible for regional cost sharing and these projects being placed in-service in addition to higher accumulated investment for the Thumb

Loop Project and Kansas V-Plan Project during the three months ended June 30, 2015 as compared to the same period in 2014. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
The recognition of the estimated contingent liability for potential refunds relating to the ROE complaints resulted in a reduction to operating revenues of $13.3 million during the three months ended June 30, 2015 as described in Note 11 to the condensed consolidated financial statements. We are not able to estimate whether any required refunds would be applied to all components of revenues listed in the table above or only certain components.
Operating revenues for the three months ended June 30, 2015 include the revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2015		2014		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$390,255	71.3%	$375,076	71.9%	$15,179	4.0%
Regional cost sharing revenues	155,333	28.4%	123,253	23.6%	32,080	26.0%
Point-to-point	8,050	1.5%	9,637	1.8%	(1,587)	(16.5)%
Scheduling, control and dispatch	6,363	1.2%	6,393	1.2%	(30)	(0.5)%
Other	8,380	1.5%	7,458	1.5%	922	12.4%
Recognition of contingent liability for return on equity complaints	(20,836)	(3.9)%	—	—%	(20,836)	n/a
Total	$547,545	100.0%	$521,817	100.0%	$25,728	4.9%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2015 as compared to the same period in 2014. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased due primarily to additional capital projects identified by MISO as eligible for regional cost sharing and these projects being placed in-service in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project during the six months ended June 30, 2015 as compared to the same period in 2014. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
The recognition of the estimated contingent liability for potential refunds relating to the ROE complaints resulted in a reduction to operating revenues of $20.8 million during the six months ended June 30, 2015 as described in Note 11 to the condensed consolidated financial statements. We are not able to estimate whether any required refunds would be applied to all components of revenues listed in the table above or only certain components.
Operating revenues for the six months ended June 30, 2015 include the revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014
Operation and maintenance expenses increased primarily due to higher vegetation management requirements and higher expenses associated with substation and overhead line maintenance activities.
General and administrative expenses
Three months ended June 30, 2015 compared to three months ended June 30, 2014
General and administrative expenses increased primarily due to higher compensation expenses of $1.7 million mainly due to personnel additions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
General and administrative expenses increased primarily due to higher compensation-related expenses of $11.9 million, mainly due to development bonuses paid during the three months ended March 31, 2015 as described in detail above under “Capital Project Updates and Other Recent Developments — Development Bonuses.”
Depreciation and amortization expenses
Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2014 capital additions, which are included in the assessments for 2015 personal property taxes.
Other Expenses (Income)
Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014
Interest Expense
Interest expense increased due primarily to additional interest expense associated with the net issuance of $450.0 million in long-term debt securities subsequent to June 30, 2014.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher balances of construction work in progress eligible for AFUDC equity during the period.
Loss on Extinguishment of Debt
The loss on extinguishment of debt related to the partial tender of the 5.875% ITC Holdings Senior Notes and the 6.375% ITC Holdings Senior Notes during the second quarter of 2014. See Note 8 to the consolidated financial statements as of and for the year ended December 31, 2014 included in our Form 10-K for such period for a detailed discussion on the cash tender offer.
Income Tax Provision
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Our effective tax rates for the three months ended June 30, 2015 and 2014 were 37.3% and 37.9%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $4.1 million (net of federal deductibility) during the three months ended June 30, 2015, compared to a state income tax provision of $3.4 million (net of federal deductibility) for the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
Our effective tax rates for the six months ended June 30, 2015 and 2014 were 37.5% and 38.1%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $8.1 million (net of federal deductibility) during the six months ended June 30, 2015, compared to a state income tax provision of $7.9 million (net of federal deductibility) for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES
We expect to fund our future capital requirements with cash from operations, our existing cash and cash equivalents, issuances under our commercial paper program and amounts available under our revolving credit agreements (described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt or equity securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

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

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated financial statements. We expect to make an estimated additional contribution of approximately $4.5 million to these plans in 2015. The impact of the growth in the number of participants in our retirement benefit plans and changes in the requirements of the Pension Protection Act may require contributions to our retirement benefit plans to be higher than we have experienced in the past.

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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of June 30, 2015, we had consolidated indebtedness under our revolving and term loan credit agreements of $383.2 million, with unused capacity under our revolving credit agreements of $777.8 million. Additionally, ITC Holdings had $50.0 million of commercial paper issued and outstanding as of June 30, 2015 with the ability to issue an additional $350.0 million under the commercial paper program. See Note 5 to the condensed consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuance in 2015.
As of June 30, 2015, we had approximately $225.0 million of debt maturing within one year, which we expect to refinance with long-term debt. To address our long-term capital requirements and to repay debt maturing within one year, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB+	Baa2
ITC Holdings	Commercial Paper	A-2	Prime-2
ITCTransmission	First Mortgage Bonds	A	A1
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	First Mortgage Bonds	A	A1
____________________________

(a)
On December 6, 2013, Standard and Poor’s Ratings Services (“Standard and Poor’s”) upgraded the senior unsecured credit rating of ITC Holdings and reaffirmed the secured credit ratings of ITCTransmission, METC and ITC Midwest. On October 7, 2014, Standard and Poor’s issued a secured credit rating for ITC Great Plains. Additionally, on June 8, 2015, Standard and Poor’s assigned a short-term issuer credit rating to ITC Holdings, which applies to the recently established commercial paper program discussed in Note 5 to the condensed consolidated financial statements. All of the ratings have a stable outlook.

(b)
On April 15, 2015, Moody’s Investor Service, Inc. (“Moody’s”) reaffirmed the credit ratings for ITC Holdings and the Regulated Operating Subsidiaries. Additionally, on June 9, 2015, Moody’s assigned a short-term commercial paper rating to ITC Holdings, which applies to the recently established commercial paper program discussed in Note 5 to the condensed consolidated financial statements. All of the ratings have a stable outlook.

Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2014. As of June 30, 2015, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $197.4 million and $196.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $34.7 million during the six months ended June 30, 2015 compared to the same period in 2014. The increase was partially offset by higher income taxes paid of $15.4 million, an increase of $8.0 million in contributions to our retirement benefit plans, higher interest payments (net of interest capitalized) of $3.6 million and an increase in payments of operating expenses of $2.1 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $323.7 million and $375.4 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the six months ended June 30, 2015 compared to the same period in 2014.
Cash Flows From Financing Activities
Net cash provided by financing activities was $111.4 million and $154.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash provided by financing activities was due primarily to a decrease in long-term debt issuances of $248.7 million and a net decrease of $180.4 million in amounts outstanding under our revolving and term loan credit agreements during the six months ended June 30, 2015 compared to the same period in 2014. These decreases were partially offset by a decrease of $198.5 million in payments to retire long-term debt and the $50.0 million in proceeds from the issuance of commercial paper in June 2015 under the commercial paper program. Additionally, there were no payments for the accelerated share repurchase program during the six months ended June 30, 2015 as compared to the payment of $150.0 million during the same period in 2014. See Note 5 to the condensed consolidated financial statements for details on the commercial paper program.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2014. There have been no material changes to that information since December 31, 2014, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	The issuance of $225.0 million of 3.83% First Mortgage Bonds, Series G, due 2055 by ITC Midwest; and

•	The $50.0 million of commercial paper issued by ITC Holdings under the recently established commercial paper program.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2014 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,035.3 million at June 30, 2015. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,855.1 million at June 30, 2015. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, at June 30, 2015. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2015 would decrease the fair value of debt by $164.1 million, and a decrease in interest rates of 10% at June 30, 2015 would increase the fair value of debt by $179.3 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2015, we had a consolidated total of $383.2 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at June 30, 2015 would increase or decrease interest expense by $0.5 million, respectively, for an annual period with a constant borrowing level of $383.2 million.

Commercial Paper
At June 30, 2015, ITC Holdings had $50.0 million of commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $0.1 million for an annual period with a continuous level of commercial paper outstanding of $50.0 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap contracts held as of June 30, 2015 manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of June 30, 2015, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2014, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)

April 2015	793	$36.23	—	$120.0
May 2015	79,705	35.95	—	120.0
June 2015 (c)	1,815	33.46	—	120.0
Total	82,313	$35.89	—
____________________________

(a)
Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock as well as payment of obligations for the exercise price and tax withholdings for certain option exercises.

(b)	In April 2014, the Board of Directors authorized and ITC Holdings announced a share repurchase program for up to $250.0 million, which expires in December 2015.

(c)
Amount does not include 569,782 shares deemed issued and repurchased for accounting purposes in connection with the payment of the exercise price and tax withholding obligations relating to net option exercises.

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

10.143	ITC Holdings Corp. 2015 Employee Stock Purchase Plan

10.144	ITC Holdings Corp. 2015 Long Term Incentive Plan

10.145	Form of Stock Option Grant Agreement under Second Amended and Restated 2006 LTIP (May 2015)

10.146	Form of Restricted Stock Grant Agreement under Second Amended and Restated 2006 LTIP (May 2015)

10.147	Form of Performance Share Award Agreement under Second Amended and Restated 2006 LTIP (May 2015)

10.148	Form of Amendment to 2014 Stock Option Grant Agreement (May 2015)

10.149	Form of Amendment to 2014 Restricted Stock Grant Agreement (May 2015)

10.150	Employment Agreement between ITC Holdings Corp. and Christine Mason Soneral, effective as of February 3, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 30, 2015

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)