Form 10-Q
period 2015-09-30
ITC Holdings Corp.
filed 2015-11-05
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of October 30, 2015 was 153,418,988.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$24,167	$27,741
Accounts receivable	124,310	100,998
Inventory	29,491	30,892
Deferred income taxes	17,002	14,511
Regulatory assets	12,378	5,393
Prepaid and other current assets	11,598	7,281
Total current assets	218,946	186,816
Property, plant and equipment (net of accumulated depreciation and amortization of $1,466,591 and $1,388,217, respectively)	5,890,138	5,496,875
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $27,411 and $24,917, respectively)	46,325	48,794
Regulatory assets	224,913	223,712
Deferred financing fees (net of accumulated amortization of $16,504 and $15,972, respectively)	30,222	30,311
Other	44,892	37,418
Total other assets	1,296,515	1,290,398
TOTAL ASSETS	$7,405,599	$6,974,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$108,828	$107,969
Accrued payroll	20,660	23,502
Accrued interest	41,642	50,538
Accrued taxes	26,048	41,614
Regulatory liabilities	43,607	39,972
Refundable deposits from generators for transmission network upgrades	2,657	10,376
Debt maturing within one year	694,327	175,000
Other	11,531	14,043
Total current liabilities	949,300	463,014
Accrued pension and postretirement liabilities	70,833	69,562
Deferred income taxes	746,179	656,562
Regulatory liabilities	210,811	160,070
Refundable deposits from generators for transmission network upgrades	9,039	9,384
Other	27,695	17,354
Long-term debt	3,709,878	3,928,586
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 156,177,085 and 155,140,967 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	811,037	923,191
Retained earnings	866,900	741,550
Accumulated other comprehensive income	3,927	4,816
Total stockholders’ equity	1,681,864	1,669,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,405,599	$6,974,089
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
OPERATING REVENUES	$273,189	$270,134	$820,734	$791,951
OPERATING EXPENSES
Operation and maintenance	32,721	29,038	88,309	79,735
General and administrative	33,677	28,812	107,064	87,082
Depreciation and amortization	36,890	31,936	106,903	94,609
Taxes other than income taxes	20,463	19,205	61,629	57,474
Other operating (income) and expenses — net	(206)	(289)	(675)	(750)
Total operating expenses	123,545	108,702	363,230	318,150
OPERATING INCOME	149,644	161,432	457,504	473,801
OTHER EXPENSES (INCOME)
Interest expense — net	51,398	47,328	150,070	138,491
Allowance for equity funds used during construction	(6,421)	(4,921)	(21,434)	(14,865)
Loss on extinguishment of debt	—	—	—	29,074
Other income	(384)	(244)	(804)	(618)
Other expense	1,372	761	2,969	3,696
Total other expenses (income)	45,965	42,924	130,801	155,778
INCOME BEFORE INCOME TAXES	103,679	118,508	326,703	318,023
INCOME TAX PROVISION	38,106	44,635	121,662	120,678
NET INCOME	$65,573	$73,873	$205,041	$197,345
Basic earnings per common share	$0.42	$0.47	$1.32	$1.26
Diluted earnings per common share	$0.42	$0.47	$1.31	$1.25
Dividends declared per common share	$0.1875	$0.1625	$0.5125	$0.4475
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
NET INCOME	$65,573	$73,873	$205,041	$197,345
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 6)	(2,169)	169	(910)	(413)
Available-for-sale securities, net of tax (Note 6)	18	(86)	21	24
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(2,151)	83	(889)	(389)
TOTAL COMPREHENSIVE INCOME	$63,422	$73,956	$204,152	$196,956
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,041	$197,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,903	94,609
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	1,164	29,175
Deferred income tax expense	76,103	86,935
Allowance for equity funds used during construction	(21,434)	(14,865)
Loss on extinguishment of debt	—	29,074
Other	14,950	15,474
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(24,523)	(24,057)
Inventory	1,401	1,423
Prepaid and other current assets	(4,317)	3,377
Accounts payable	(1,120)	(16,382)
Accrued payroll	(1,520)	(1,710)
Accrued interest	(8,896)	(18,161)
Accrued taxes	(15,566)	(3,156)
Other current liabilities	132	(13,486)
Other non-current assets and liabilities, net	57,970	(4,694)
Net cash provided by operating activities	386,288	360,901
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(460,110)	(549,599)
Other	(14,969)	(2,667)
Net cash used in investing activities	(475,079)	(552,266)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	225,000	498,664
Borrowings under revolving credit agreements	909,400	1,397,800
Borrowings under term loan credit agreements	—	110,000
Net issuance of commercial paper	218,983	—
Retirement of long-term debt — including extinguishment of debt costs	—	(248,494)
Repayments of revolving credit agreements	(1,053,200)	(1,319,500)
Repayments under term loan credit agreements	—	(39,000)
Issuance of common stock	12,322	19,666
Dividends on common and restricted stock	(79,697)	(70,279)
Refundable deposits from generators for transmission network upgrades	3,458	5,833
Repayment of refundable deposits from generators for transmission network upgrades	(11,442)	(22,155)
Repurchase and retirement of common stock	(21,931)	(108,136)
Forward contracts of accelerated share repurchase program	(115,000)	(46,000)
Other	(2,676)	(9,713)
Net cash provided by financing activities	85,217	168,686
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,574)	(22,679)
CASH AND CASH EQUIVALENTS — Beginning of period	27,741	34,275
CASH AND CASH EQUIVALENTS — End of period	$24,167	$11,596
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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2015	2014
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$153,350	$154,410
Income taxes paid — net	49,599	25,744
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$85,386	$92,557
Allowance for equity funds used during construction	21,434	14,865
____________________________

(a)
Amounts consist of current liabilities for construction, labor and materials that have not been included in investing activities. These amounts have not been paid for as of September 30, 2015 or 2014, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is effective for annual reporting periods beginning after December 15, 2017 and may be adopted using a full or modified retrospective application. We do not expect the guidance to have a material impact on our consolidated results of operations, cash flows, or financial position.
Going Concern
In August 2014, the FASB issued authoritative guidance on (1) how to perform a going concern assessment and (2) when going concern disclosures are required under GAAP. The guidance extends the responsibility for performing a going concern assessment to company management; previously this requirement existed only in auditing literature. The standard is expected to enhance the timeliness, clarity, and consistency of going concern disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for interim periods and annual periods thereafter. Early application is permitted. We do not expect the standard to have a material impact on our consolidated financial statements, including our disclosure.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative guidance that amends the variable interest entity consolidation analysis under GAAP. The new standard was issued to improve targeted areas of consolidation guidance; though the FASB’s deliberations were largely focused on the investment management industry, the standard is applicable for reporting entities across industries. Specifically, the guidance amends the consolidation analysis for limited partnerships, clarifies when fees paid to a decision maker should be a factor in the consolidation analysis and amends how variable interests held by related parties affect consolidation. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.
Amendment to the Balance Sheet Presentation of Debt Issuance Costs
In April 2015, the FASB issued authoritative guidance that amends the balance sheet presentation of debt issuance costs. This new standard requires debt issuance costs to be shown as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and will be applied retrospectively. Early adoption is permitted. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. We are currently assessing the impact this guidance may have on our consolidated statements of financial position and disclosures. The standard will not impact our consolidated statements of operations or cash flows.
3.    REGULATORY MATTERS
Start-Up, Development and Pre-Construction Regulatory Assets
ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover start-up, development and pre-construction expenses, including associated debt and equity carrying charges, in future rates. These expenses included certain costs incurred by ITC Great Plains for the Kansas Electric Transmission Authority (“KETA”) Project and the Kansas V-Plan Project prior to construction. On March 26, 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund, as well as set the matter for hearing and settlement judge procedures. During the third quarter of 2015, ITC Great Plains and the settling parties reached an uncontested settlement agreement, which was certified by the presiding administrative law judge but remains subject to acceptance by FERC. As of September 30, 2015, we had a total of $12.9 million (net of accumulated amortization of $0.7 million) of regulatory assets for these expenses, including carrying charges. ITC Great Plains has included the unamortized balance of the regulatory assets in its rate base and commenced amortization over a 10-year period during the second quarter of 2015. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template, subject to acceptance by FERC. We do not expect the final resolution of this matter to have a material impact on our consolidated results of operations, cash flows or financial condition.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to examine MISO’s funding policy for generator interconnections, which allows a transmission owner to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, FERC suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and transmission owner to utilize the election to fund network upgrades. We do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
MISO Formula Rate Template Modification Filing
On October 30, 2015, ITCTransmission, METC and ITC Midwest (collectively, the “joint applicants”) requested modifications, pursuant to Section 205 of the FPA, to certain aspects of the joint applicants’ respective formula rate templates which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. The joint applicants requested an effective date of January 1, 2016 for the proposed template changes. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that result in the joint applicants recovering excess amounts from customers. The recognition of this refund liability in the third quarter of 2015 resulted in a reduction in revenues of $8.6 million, which includes amounts recovered for all historical periods through September 30, 2015, and an increase in interest expense of $0.8 million for the three and nine months ended September 30, 2015. This resulted in an estimated after-tax reduction to net income of $5.5 million for the three and nine months ended September 30, 2015. We do not expect the formula rate modifications, if accepted by FERC, to have a material impact on our consolidated results of operations, cash flows or financial condition.

Order on Formula Rate Protocols
In 2012, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to determine whether the formula rate protocols under the MISO Tariff are sufficient to ensure just and reasonable rates. Our MISO Regulated Operating Subsidiaries were named in the order. In May 2013, the FERC issued an order that determined the formula rate protocols are insufficient to ensure just and reasonable rates and directed MISO and its member transmission owners (“TOs”) to file revised formula rate protocols. In September 2013, MISO and its TOs, including our MISO Regulated Operating Subsidiaries, filed revised formula rate protocols which require our MISO Regulated Operating Subsidiaries to provide additional information for certain aspects of the formula rates used to calculate their respective annual revenue requirements. In March 2014, the FERC issued an order conditionally accepting MISO and its TOs’ September 2013 filing and required a further compliance filing, which MISO and its TOs made in May 2014. On January 22, 2015, the FERC conditionally accepted the May 2014 compliance filing, subject to a further compliance filing, which was made on February 13, 2015. On August 21, 2015, the FERC issued an order accepting the February 13, 2015 compliance filing, effective January 2014. We do not expect these revised formula rate protocols to impact our consolidated results of operations, cash flows or financial condition.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2015:

(in thousands)	Total
Balance as of December 31, 2014	$(56,103)
Net refund of 2013 revenue deferrals and accruals, including accrued interest	26,366
Net revenue deferral for the nine months ended September 30, 2015	(25,983)
Net accrued interest payable for the nine months ended September 30, 2015	(1,547)
Balance as of September 30, 2015	$(57,267)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals and associated accrued interest are recorded in the condensed consolidated statements of financial position at September 30, 2015 as follows:

(in thousands)	Total
Current assets	$12,378
Non-current assets	8,850
Current liabilities	(37,415)
Non-current liabilities	(41,080)
Balance as of September 30, 2015	$(57,267)
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2015 and December 31, 2014, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $31.9 million and $34.2 million (net of accumulated amortization of $26.5 million and $24.2 million) as of September 30, 2015 and December 31, 2014, respectively.
We have also recorded intangible assets for payments and obligations made by ITC Great Plains to certain TOs to acquire rights which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.4 million and $14.6 million (net of accumulated amortization of $0.9 million and $0.7 million) as of September 30, 2015 and December 31, 2014, respectively.
During the three months ended September 30, 2015 and 2014, we recognized $0.8 million and $0.9 million, respectively, of amortization expense of our intangible assets and $2.5 million for each of the nine month periods ended September 30, 2015 and 2014. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2015 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of September 30, 2015, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes.

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
As of September 30, 2015, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2015, the fair value of the derivative instruments was a liability of $4.1 million recorded to other current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
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
ITC Holdings
On June 8, 2015, pursuant to the authorization by the Board of Directors, ITC Holdings established an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400.0 million outstanding at any one time. As of September 30, 2015, ITC Holdings had approximately $219.0 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.450% and weighted average remaining days to maturity of 5 days. The proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement. The amount outstanding as of September 30, 2015 was classified as debt maturing within one year in the consolidated statements of financial position.
Revolving Credit Agreements
At September 30, 2015, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$21.8	$378.2	(c)	1.4%	(d)	0.175%
ITCTransmission	100.0	41.8	58.2		1.2%	(e)	0.10%
METC	100.0	9.3	90.7		1.2%	(e)	0.10%
ITC Midwest	250.0	38.5	211.5		1.2%	(e)	0.10%
ITC Great Plains	150.0	57.6	92.4		1.2%	(e)	0.10%
Total	$1,000.0	$169.0	$831.0
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $159.2 million as of September 30, 2015.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of September 30, 2015, we were not in violation of any debt covenant.
6.     STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the nine months ended September 30, 2015 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
Net income	—	—	205,041	—	205,041
Repurchase and retirement of common stock	(667,487)	(21,931)	—	—	(21,931)
Dividends declared ($0.5125 per share)	—	—	(79,691)	—	(79,691)
Stock option exercises	1,165,435	10,599	—	—	10,599
Shares issued under the Employee Stock Purchase Plan	55,905	1,723	—	—	1,723
Issuance of restricted stock	254,711	—	—	—	—
Forfeiture of restricted stock	(53,197)	—	—	—	—
Issuance of performance shares	287,464	—	—	—	—
Forfeiture of performance shares	(6,713)	—	—	—	—
Share-based compensation, net of forfeitures	—	12,461	—	—	12,461
Forward contracts of accelerated share repurchase program	—	(115,000)	—	—	(115,000)
Other comprehensive loss, net of tax	—	—	—	(889)	(889)
Other	—	(6)	—	—	(6)
BALANCE, SEPTEMBER 30, 2015	156,177,085	$811,037	$866,900	$3,927	$1,681,864
The changes in stockholders’ equity for the nine months ended September 30, 2014 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2013	157,500,795	$1,014,435	$592,970	$6,327	$1,613,732
Net income	—	—	197,345	—	197,345
Repurchase and retirement of common stock	(3,018,225)	(108,136)	—	—	(108,136)
Dividends declared on common stock ($0.4475 per share)	—	—	(70,279)	—	(70,279)
Stock option exercises	977,491	18,095	—	—	18,095
Shares issued under the Employee Stock Purchase Plan	53,056	1,571	—	—	1,571
Issuance of restricted stock	305,718	—	—	—	—
Forfeiture of restricted stock	(87,536)	—	—	—	—
Share-based compensation, net of forfeitures	—	11,009	—	—	11,009
Forward contract of accelerated share repurchase program	—	(46,000)	—	—	(46,000)
Other comprehensive loss, net of tax	—	—	—	(389)	(389)
BALANCE, SEPTEMBER 30, 2014	155,731,299	$890,974	$720,036	$5,938	$1,616,948

Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Balance at the beginning of period	$6,078	$5,855	$4,816	$6,327
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $100 and $88 for the three months ended September 30, 2015 and 2014, respectively, and net of tax of $261 and $243 for the nine months ended September 30, 2015 and 2014, respectively)	111	122	372	340
Reclassification of loss relating to interest rate cash flow hedges from AOCI to loss on extinguishment of debt (net of tax of $83 for the nine months ended September 30, 2014)	—	—	—	117
(Loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,639 and $34 for the three months ended September 30, 2015 and 2014, respectively, and net of tax of $920 and $621 for the nine months ended September 30, 2015 and 2014, respectively)	(2,280)	47	(1,282)	(870)
Derivative instruments, net of tax	(2,169)	169	(910)	(413)
Available-for-sale securities
Unrealized net gain (loss) on available-for-sale securities (net of tax of $13 and $63 for the three months ended September 30, 2015 and 2014, respectively, and net of tax of $15 and $16 for the nine months ended September 30, 2015 and 2014, respectively)	18	(86)	21	24
Available-for-sale securities, net of tax	18	(86)	21	24
Total other comprehensive (loss) income, net of tax	(2,151)	83	(889)	(389)
Balance at the end of period	$3,927	$5,938	$3,927	$5,938
Share Repurchase Program
In April 2014, the Board of Directors authorized and ITC Holdings announced a share repurchase program for up to $250.0 million, which expires in December 2015. Pursuant to such authorization, ITC Holdings completed an accelerated share repurchase from June 2014 to December 2014 in which 3.6 million shares were repurchased and retired for a total of $130.0 million.
On September 30, 2015, ITC Holdings entered into an accelerated share repurchase program for $115.0 million with Barclays Bank PLC (“Barclays”) (the “ASR program”), which is part of the share repurchase program described above. Under the ASR program, ITC Holdings paid $115.0 million to Barclays on September 30, 2015 and received an initial delivery of 2.8 million shares on October 1, 2015. The fair market value of the initial delivery of shares was $92.0 million, based on the closing market price of $33.34 per share at the commencement of the ASR program. The final number of shares delivered under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the transaction, less an agreed upon discount and adjusted for the initial share delivery. The ASR program is expected to be completed by the end of 2015. As of September 30, 2015, the $92.0 million pertaining to the initial delivery of shares and the remaining $23.0 million under the ASR program meet the criteria to be accounted for as a physically settled forward contract and a forward contract indexed to our stock, respectively, and qualify as equity instruments. Therefore, ITC Holdings recorded the entire $115.0 million payment as a reduction to common stock as of September 30, 2015.

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
Stock Option Exercises
We issued 1,165,435 and 1,011,750 shares of our common stock during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, due to the exercise of stock options.

8.    EARNINGS PER SHARE
We report both basic and diluted EPS. Our restricted stock contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing EPS. A reconciliation of both calculations for the three and nine months ended September 30, 2015 and 2014 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2015	2014	2015	2014
Numerator:
Net income	$65,573	$73,873	$205,041	$197,345
Less: dividends declared and paid — common and restricted shares	(29,230)	(25,296)	(79,697)	(70,279)
Undistributed earnings	36,343	48,577	125,344	127,066
Percentage allocated to common shares (a)	99.3%	99.2%	99.3%	99.2%
Undistributed earnings — common shares	36,089	48,188	124,467	126,049
Add: dividends declared and paid — common shares	29,036	25,100	79,136	69,708
Numerator for basic and diluted earnings per common share	$65,125	$73,288	$203,603	$195,757
Denominator:
Basic earnings per common share — weighted average common shares outstanding	154,836,673	154,386,994	154,348,478	155,661,516
Incremental shares for stock options and employee stock purchase plan — weighted average assumed conversion	687,035	1,364,896	1,104,516	1,470,041
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	155,523,708	155,751,890	155,452,994	157,131,557
Per common share net income:
Basic	$0.42	$0.47	$1.32	$1.26
Diluted	$0.42	$0.47	$1.31	$1.25

____________________________

(a)	Weighted average common shares outstanding	154,836,673	154,386,994	154,348,478	155,661,516
	Weighted average restricted shares (participating securities)	1,040,212	1,230,250	1,127,490	1,295,812
	Total	155,876,885	155,617,244	155,475,968	156,957,328
	Percentage allocated to common shares	99.3%	99.2%	99.3%	99.2%
The incremental shares for stock options and employee stock purchase plan (“ESPP”) shares are included in the diluted EPS calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. The outstanding stock options and ESPP shares and the anti-dilutive stock options and ESPP shares excluded from the diluted EPS calculations were as follows:

	2015	2014
Outstanding stock options and ESPP shares (as of September 30)	3,857,429	4,637,551
Anti-dilutive stock options and ESPP shares (for the three and nine months ended September 30)	1,059,106	642,507
In addition, the performance shares discussed in Note 7 are not included in the diluted EPS calculation for the three and nine months ended September 30, 2015 because the performance metric had not been met or was not substantively measurable as of September 30, 2015.
Impacts of the Accelerated Share Repurchase Program
The forward contracts under the ASR program of $115.0 million are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2015 due to the anti-dilutive impact on earnings per share. The initial delivery of 2.8 million shares received on October 1, 2015 and the final settlement amount expected by the end of 2015 will reduce the basic shares outstanding as of December 31, 2015. See further discussion on the ASR program in Note 6 to the condensed consolidated financial statements.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the nine months ended September 30, 2015, we contributed $4.1 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2015.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $9.4 million to the supplemental benefit plans during the nine months ended September 30, 2015. We do not expect to make any additional contributions to these plans in 2015.
Net periodic benefit cost for the pension plans, by component, was as follows for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$1,624	$1,267	$4,872	$3,800
Interest cost	924	901	2,772	2,703
Expected return on plan assets	(960)	(885)	(2,879)	(2,655)
Amortization of prior service credit	(10)	(11)	(31)	(32)
Amortization of unrecognized loss	1,061	386	3,182	1,158
Net pension cost	$2,639	$1,658	$7,916	$4,974
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees. During the nine months ended September 30, 2015, we contributed $6.9 million to the postretirement benefit plan. We expect to make estimated additional contributions of $2.2 million to the postretirement benefit plan in 2015.
Net postretirement benefit plan cost, by component, was as follows for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$2,121	$1,462	$6,364	$4,385
Interest cost	620	498	1,858	1,494
Expected return on plan assets	(463)	(341)	(1,389)	(1,022)
Amortization of unrecognized loss	125	—	375	—
Net postretirement cost	$2,403	$1,619	$7,208	$4,857
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.8 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $3.2 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$49	$—	$—
Mutual funds — fixed income securities	35,928	—	—
Mutual funds — equity securities	877	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(4,136)	—
Total	$36,854	$(4,136)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2014, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$5,452	$—	$—
Mutual funds — fixed income securities	26,715	—	—
Mutual funds — equity securities	667	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1,934)	—
Total	$32,834	$(1,934)	$—
As of September 30, 2015 and December 31, 2014, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market mutual funds that are administered similar to money market funds recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value, and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available for sale if fair value falls below recorded cost.
The liability related to derivatives consist of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives as of September 30, 2015 is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2015. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2014 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,073.8 million and $3,985.6 million at September 30, 2015 and December 31, 2014, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,855.2 million and $3,629.8 million at September 30, 2015 and December 31, 2014, respectively.
Revolving and Term Loan Credit Agreements
At September 30, 2015 and December 31, 2014, we had a consolidated total of $330.0 million and $473.8 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
11.    COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Our Regulated Operating Subsidiaries’ operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by our Regulated Operating Subsidiaries. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under some environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Although environmental requirements generally have become more stringent and compliance with those requirements more expensive, we are not aware of any specific developments that would increase our Regulated Operating Subsidiaries’ costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial position or liquidity.
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
The amount of use tax liability associated with the exemptions taken by ITCTransmission through September 30, 2015 is estimated to be approximately $17.1 million including interest. This amount includes approximately $10.3 million, including interest, assessed for the audit periods noted above. ITCTransmission has not recorded this contingent liability as of September 30, 2015. METC has also taken the industrial processing exemption, estimated to be approximately $10.1 million for periods still subject to audit and METC has also not recorded any contingent liabilities as of September 30, 2015 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, which is a component of revenue requirement, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Complaint. FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity are unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterated that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants but were not able to reach resolution. On January 5, 2015, the Chief Judge issued an order which terminated settlement procedures and set the matter for hearing, with an initial decision within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period of November 12, 2013 through February 12, 2015 (the “Initial Refund Period”). In resolving the Complaint, we expect FERC to establish a new base ROE to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period.
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
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 10.75% base ROE for the period of February 12, 2015 through May 11, 2016 (the “Second Refund Period”). The data ultimately used to establish any new base ROE will be filed by the parties to the Second Complaint in January 2016 for the period ending December 31, 2015. In resolving the Second Complaint, we expect FERC to establish a new base ROE to determine any potential refund liability for the Second Refund Period. The base ROE established by FERC for the Second Complaint as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness established, are expected to be used to calculate the refund liability for the Second Refund Period.
We believe it is probable that refunds will be required for these matters and as of September 30, 2015, the estimated range of refunds on a pre-tax basis is expected to be from $88.0 million to $158.9 million for the period from November 12, 2013 through September 30, 2015. As of September 30, 2015 and December 31, 2014, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $88.0 million and $47.8 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $18.0 million, $38.8 million and $46.9 million and an increase in interest expense of $0.5 million, $1.4 million and $0.9 million for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. This resulted in an estimated after-tax reduction to net income of $11.2 million, $24.5 million and $28.9 million for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. No amounts related to these complaints were recorded as of or for the three and nine months ended September 30, 2014.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that these matters could result in an additional estimated pre-tax refund of up to $70.9 million (or a $43.0 million estimated after-tax reduction of net income) in excess of the amount recorded as of September 30, 2015. It is also possible the outcome of these matters could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of September 30, 2015, our MISO Regulated Operating Subsidiaries had a total of approximately $2.8 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.8 million.
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
12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Regulated Operating Subsidiaries	$273,012	$270,062	$820,452	$792,058
ITC Holdings and other	334	254	720	438
Intercompany eliminations	(157)	(182)	(438)	(545)
Total Operating Revenues	$273,189	$270,134	$820,734	$791,951

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Regulated Operating Subsidiaries	$138,532	$151,758	$436,990	$440,537
ITC Holdings and other	(34,853)	(33,250)	(110,287)	(122,514)
Total Income Before Income Taxes	$103,679	$118,508	$326,703	$318,023

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Regulated Operating Subsidiaries	$85,971	$93,015	$269,491	$269,865
ITC Holdings and other	65,573	73,873	205,041	197,345
Intercompany eliminations	(85,971)	(93,015)	(269,491)	(269,865)
Total Net Income	$65,573	$73,873	$205,041	$197,345

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2015	2014
Regulated Operating Subsidiaries	$7,282,357	$6,867,411
ITC Holdings and other	4,128,485	3,944,318
Reconciliations / Intercompany eliminations (a)	(4,005,243)	(3,837,640)
Total Assets	$7,405,599	$6,974,089
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the nine months ended September 30, 2015 or that may affect future results include:

•
Our capital investment of $497.3 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2015, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuance as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving and term loan credit agreements in 2015 and 2014 to fund capital investment at our Regulated Operating Subsidiaries and for general corporate purposes, resulting in higher interest expense;

•	Establishment of a commercial paper program as described in Note 5 to the condensed consolidated financial statements, which provides an additional source of liquidity for our working capital needs;

•	Debt maturing within one year of $694.3 million as of September 30, 2015 and the potentially higher interest rates associated with the additional financing required to repay this debt;

•
Recognition of an estimated contingent liability for the potential refunds relating to the rate of return on equity (“ROE”) and capital structure complaints as described in Note 11 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenue and interest of $18.5 million and $40.2 million and an estimated after-tax reduction to net income of $11.2 million and $24.5 million for the three and nine months ended September 30, 2015, respectively;

•
Recognition of refund liability related to the formula rate template modification filing described in Note 3 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenues and interest of $9.4 million and an estimated after-tax reduction to net income of $5.5 million for the three and nine months ended September 30, 2015; and

•
The accelerated share repurchase program (“ASR program”) executed in September 2015 for $115.0 million which is part of the share repurchase program of up to $250.0 million authorized by the Board of Directors in April 2014 and expiring in December 2015 as described in Note 6 to the condensed consolidated financial statements.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
ITC Great Plains Regulatory Assets
ITC Great Plains made a filing with the FERC under Section 205 of the FPA in May 2013 to recover start-up, development and pre-construction expenses, including associated debt and equity carrying charges, in future rates as discussed in Note 3 of the condensed consolidated financial statements. These expenses included certain costs incurred by ITC Great Plains for the Kansas Electric Transmission Authority Project and the Kansas V-Plan Project prior to construction. On March 26, 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund, as well as set the matter for hearing and settlement judge procedures. During the third quarter of 2015, ITC Great Plains and the settling parties reached an uncontested settlement agreement, which was certified by the presiding administrative law judge but remains subject to acceptance by FERC. As of September 30, 2015, we had a total of $12.9 million (net of accumulated amortization of $0.7 million) of regulatory assets for these expenses, including carrying charges. ITC Great Plains has included the unamortized balance of the regulatory assets in its rate base and commenced amortization over a 10-year period during the second quarter of 2015. The amortization expense will be recovered through ITC Great Plains’ cost-based formula rate template, subject to acceptance by FERC. We do not expect the final resolution of this matter to have a material impact on our consolidated results of operations, cash flows or financial condition.
Development Bonuses
We recognized general and administrative expenses of $0.3 million and $10.1 million during the three and nine months ended September 30, 2015, respectively, and $0.3 million and $2.5 million during the three and nine months ended September 30, 2014, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. Specifically, the Kansas V-Plan Project was placed in-service in December 2014 and the resulting development bonus was approved and paid during the three months ended March 31, 2015. It is reasonably possible that future development-related bonuses may be authorized and awarded for these or other development projects.

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
Thumb Loop Project
The Thumb Loop Project, an additional MVP, is located in ITCTransmission’s region and consists of a 140-mile, double-circuit 345 kV transmission line and related substations that will serve as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. Construction activities commenced for the Thumb Loop Project in 2012. Phase 1 and Phase 2 of the Thumb Loop Project, which consisted of 62 miles and 20 miles of transmission line, respectively, were placed in-service in September 2013 and May 2014, respectively. The third and final phase, which consisted of 56 miles of transmission line, was placed in-service in May 2015. Through September 30, 2015, ITCTransmission has invested $497.8 million in the Thumb Loop Project and any further investment to complete this project is not expected to be material.
Rate of Return on Equity and Capital Structure Complaints
On November 12, 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA (the “Complaint”), requesting that the FERC find the current 12.38% MISO regional base ROE rate (the “base ROE”) for all MISO TOs, including ITCTransmission, METC and ITC Midwest to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in our MISO Regulated Operating Subsidiaries’ formula transmission rates to 9.15%, reducing the equity component of our capital structure from the FERC approved 60% to 50% and terminating the ROE adders currently approved for certain ITC Holdings operating companies, including adders currently utilized by ITCTransmission and METC.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Complaint. FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity are unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterated that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants but were not able to reach resolution. On January 5, 2015, the Chief Judge issued an order which terminated settlement procedures and set the matter for hearing, with an initial decision within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period of November 12, 2013 through February 12, 2015 (the “Initial Refund Period”). In resolving the Complaint, we expect FERC to establish a new base ROE to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period.
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
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 10.75% base ROE for the period of February 12, 2015 through May 11, 2016 (the “Second Refund Period”). The data ultimately used to establish any new base ROE will be filed by the parties to the Second Complaint in January 2016 for the period ending December 31, 2015. In resolving the Second Complaint, we expect FERC to establish a new base ROE to determine any potential refund liability for the Second Refund Period. The base ROE established by FERC for the Second Complaint as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness established, are expected to be used to calculate the refund liability for the Second Refund Period.
We believe it is probable that refunds will be required for these matters and as of September 30, 2015, the estimated range of refunds on a pre-tax basis is expected to be from $88.0 million to $158.9 million for the period from November 12, 2013 through September 30, 2015. As of September 30, 2015 and December 31, 2014, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $88.0 million and $47.8 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $18.0 million, $38.8 million and $46.9 million and an increase in interest expense of $0.5 million, $1.4 million and $0.9 million for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. This resulted in an estimated after-tax reduction to net income of $11.2 million, $24.5 million and $28.9 million for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. No amounts related to these complaints were recorded as of or for the three and nine months ended September 30, 2014.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that these matters could result in an additional estimated pre-tax refund of up to $70.9 million (or a $43.0 million estimated after-tax reduction of net income) in excess of the amount recorded as of September 30, 2015. It is also possible the outcome of these matters could differ from the estimated range of losses and materially affect our results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of September 30, 2015, our MISO Regulated Operating Subsidiaries had a total of approximately $2.8 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.8 million.
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
Accelerated Share Repurchase Program
On September 30, 2015, ITC Holdings entered into an accelerated share repurchase program for $115.0 million with Barclays Bank PLC (“Barclays”), which is part of the share repurchase program described in Note 6 to the condensed consolidated financial statements. Under the ASR program, ITC Holdings paid $115.0 million to Barclays on September 30, 2015 and received an initial delivery of 2.8 million shares on October 1, 2015. The fair market value of the initial share delivery was $92.0 million, based on the closing market price of $33.34 per share at the commencement of the ASR agreement. The final number of shares delivered under the ASR agreement will be based on the volume-weighted average share price of our common stock during the term of the transaction, less an agreed upon discount and adjusted for the initial share delivery. The ASR program is expected to be completed by the end of 2015. See further discussion in Note 6 and Note 8 to the condensed consolidated financial statements.

MISO Formula Rate Template Modification Filing
On October 30, 2015, ITCTransmission, METC and ITC Midwest (collectively, the “joint applicants”) requested modifications, pursuant to Section 205 of the FPA, to certain aspects of the joint applicants’ respective formula rate templates which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. The joint applicants requested an effective date of January 1, 2016 for the proposed template changes. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that result in the joint applicants recovering excess amounts from customers. The recognition of this refund liability in the third quarter of 2015 resulted in a reduction in revenues of $8.6 million, which includes amounts recovered for all historical periods through September 30, 2015, and an increase in interest expense of $0.8 million for the three and nine months ended September 30, 2015. This resulted in an estimated after-tax reduction to net income of $5.5 million for the three and nine months ended September 30, 2015. We do not expect the formula rate modifications, if accepted by FERC, to have a material impact on our consolidated results of operations, cash flows or financial condition.
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
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month and therefore peak load does not have a seasonal effect on its operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect our actual revenue requirements for our Regulated Operating Subsidiaries to increase over the long term, which should result in a long term upward trend in revenues and earnings subject to the impact of any required refunds as a result of the resolution of the complaints relating to base ROE as described in Note 11 to the condensed consolidated financial statements. The primary factor that is expected to continue to increase our actual revenue requirements in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated

Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
Our Regulated Operating Subsidiaries strive for high reliability of their systems and to improve system accessibility for all generation resources. The FERC requires compliance with certain reliability standards and may take enforcement actions against violators, including the imposition of substantial fines. NERC is responsible for developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by NERC, as well as the standards of applicable regional entities under NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.
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

		Actual Capital	Forecasted Capital
	Long-term Capital	Investment for the	Investment for the
(in millions)	Investment Program	nine months ended	year ending
Source of Investment	2014-2018	September 30, 2015 (a)	December 31, 2015
ITCTransmission	$647	$120.2	$180 — 190
METC	546	91.6	155 — 170
ITC Midwest (b)	1,991	273.9	370 — 385
ITC Great Plains	194	11.6	10 — 15
Development and other (c)	1,122	4.1	0 — 5
Total	$4,500	$501.4	$715 — 765
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2015	2014	(decrease)	(decrease)	2015	2014	(decrease)	(decrease)
OPERATING REVENUES	$273,189	$270,134	$3,055	1.1%	$820,734	$791,951	$28,783	3.6%
OPERATING EXPENSES
Operation and maintenance	32,721	29,038	3,683	12.7%	88,309	79,735	8,574	10.8%
General and administrative	33,677	28,812	4,865	16.9%	107,064	87,082	19,982	22.9%
Depreciation and amortization	36,890	31,936	4,954	15.5%	106,903	94,609	12,294	13.0%
Taxes other than income taxes	20,463	19,205	1,258	6.6%	61,629	57,474	4,155	7.2%
Other operating (income) and expenses — net	(206)	(289)	83	(28.7)%	(675)	(750)	75	(10.0)%
Total operating expenses	123,545	108,702	14,843	13.7%	363,230	318,150	45,080	14.2%
OPERATING INCOME	149,644	161,432	(11,788)	(7.3)%	457,504	473,801	(16,297)	(3.4)%
OTHER EXPENSES (INCOME)
Interest expense	51,398	47,328	4,070	8.6%	150,070	138,491	11,579	8.4%
Allowance for equity funds used during construction	(6,421)	(4,921)	(1,500)	30.5%	(21,434)	(14,865)	(6,569)	44.2%
Loss on extinguishment of debt	—	—	—	n/a	—	29,074	(29,074)	n/a
Other income	(384)	(244)	(140)	57.4%	(804)	(618)	(186)	30.1%
Other expense	1,372	761	611	80.3%	2,969	3,696	(727)	(19.7)%
Total other expenses (income)	45,965	42,924	3,041	7.1%	130,801	155,778	(24,977)	(16.0)%
INCOME BEFORE INCOME TAXES	103,679	118,508	(14,829)	(12.5)%	326,703	318,023	8,680	2.7%
INCOME TAX PROVISION	38,106	44,635	(6,529)	(14.6)%	121,662	120,678	984	0.8%
NET INCOME	$65,573	$73,873	$(8,300)	(11.2)%	$205,041	$197,345	$7,696	3.9%
Operating Revenues
Three months ended September 30, 2015 compared to three months ended September 30, 2014
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2015		2014		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$205,527	75.2%	$191,112	70.7%	$14,415	7.5%
Regional cost sharing revenues	85,616	31.3%	70,198	26.0%	15,418	22.0%
Point-to-point	3,922	1.4%	4,192	1.6%	(270)	(6.4)%
Scheduling, control and dispatch	3,328	1.2%	3,146	1.2%	182	5.8%
Other	1,383	0.5%	1,486	0.5%	(103)	(6.9)%
Recognition of rate refund liabilities	(26,587)	(9.6)%	—	—%	(26,587)	n/a
Total	$273,189	100.0%	$270,134	100.0%	$3,055	1.1%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2015 as compared to the same period in 2014. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased primarily due to additional capital projects identified by MISO as eligible for regional cost sharing and these projects being placed in-service in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project during the three months ended September 30, 2015 as compared to the same period in 2014. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.

The recognition of the rate refund liabilities for potential refunds relating to the ROE complaints and refunds relating to the formula rate template modification described in Notes 3 and 11 to the condensed consolidated financial statements, respectively, resulted in a reduction to operating revenues totaling $26.6 million during the three months ended September 30, 2015. We are not able to estimate whether any required refunds would be applied to all components of revenues listed in the table above or only certain components.
Operating revenues for the three months ended September 30, 2015 include the revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2015		2014		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$595,782	72.6%	$566,188	71.5%	$29,594	5.2%
Regional cost sharing revenues	240,949	29.4%	193,451	24.4%	47,498	24.6%
Point-to-point	11,972	1.5%	13,829	1.7%	(1,857)	(13.4)%
Scheduling, control and dispatch	9,691	1.2%	9,539	1.2%	152	1.6%
Other	9,763	1.2%	8,944	1.2%	819	9.2%
Recognition of rate refund liabilities	(47,423)	(5.9)%	—	—%	(47,423)	n/a
Total	$820,734	100.0%	$791,951	100.0%	$28,783	3.6%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2015 as compared to the same period in 2014. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased primarily due to additional capital projects identified by MISO as eligible for regional cost sharing and these projects being placed in-service in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project during the nine months ended September 30, 2015 as compared to the same period in 2014. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
The recognition of the rate refund liabilities for potential refunds relating to the ROE complaints and refunds relating to the formula rate template modification described in Notes 3 and 11 to the condensed consolidated financial statements, respectively, resulted in a reduction to operating revenues of $47.4 million during the nine months ended September 30, 2015. We are not able to estimate whether any required refunds would be applied to all components of revenues listed in the table above or only certain components.
Operating revenues for the nine months ended September 30, 2015 include the revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014
Operation and maintenance expenses increased primarily due to higher vegetation management requirements and higher expenses associated with substation and overhead line maintenance activities.
General and administrative expenses
Three months ended September 30, 2015 compared to three months ended September 30, 2014
General and administrative expenses increased primarily due to higher professional services such as legal and advisory services fees primarily for various development initiatives of $3.0 million and higher compensation expenses of $1.7 million mainly due to personnel additions.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
General and administrative expenses increased primarily due to higher compensation-related expenses of $13.6 million, mainly due to development bonuses paid during the three months ended March 31, 2015 as described in detail above under “Capital Project Updates and Other Recent Developments — Development Bonuses,” and higher professional services such as legal and advisory services fees primarily for various development initiatives of $5.6 million.
Depreciation and amortization expenses
Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2014 capital additions, which are included in the assessments for 2015 personal property taxes.
Other Expenses (Income)
Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014
Interest Expense
Interest expense increased due primarily to additional interest expense associated with the net issuance of $475.0 million in long-term debt securities subsequent to September 30, 2014.
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
Income Tax Provision
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Our effective tax rates for the three months ended September 30, 2015 and 2014 were 36.8% and 37.7%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $3.8 million (net of federal deductibility) during the three months ended September 30, 2015 compared to a state income tax provision of $4.3 million (net of federal deductibility) for the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Our effective tax rates for the nine months ended September 30, 2015 and 2014 were 37.2% and 37.9%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $11.9 million (net of federal deductibility) during the nine months ended September 30, 2015, compared to a state income tax provision of $12.2 million (net of federal deductibility) for the nine months ended September 30, 2014.

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

•	Fund any potential share repurchases available under the ASR program as described in Note 6 to the condensed consolidated financial statements.

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated financial statements. We expect to make an estimated additional contribution of approximately $2.2 million to these plans in 2015.

In addition to the expected capital requirements above, any adverse determinations relating to the contingencies described in Notes 3 and 11 to the condensed consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2015, we had consolidated indebtedness under our revolving and term loan credit agreements of $330.0 million, with unused capacity under our revolving credit agreements of $831.0 million. Additionally, ITC Holdings had $219.0 million of commercial paper issued and outstanding as of September 30, 2015 with the ability to issue an additional $181.0 million under the commercial paper program. See Note 5 to the condensed consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuance in 2015.
As of September 30, 2015, we had approximately $694.3 million of debt maturing within one year, which we expect to refinance with long-term debt. To address our long-term capital requirements and to repay debt maturing within one year, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed in the event we experience difficulties in accessing capital. We expect to be able to obtain such additional financing for both our short and long-term requirements as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

Covenants
Our debt instruments include senior notes, secured notes, first mortgage bonds and unsecured revolving and term loan credit agreements containing numerous financial and operating covenants that place significant restrictions, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2014. As of September 30, 2015, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $386.3 million and $360.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $55.8 million during the nine months ended September 30, 2015 compared to the same period in 2014. The increase was partially offset by higher income taxes paid of $23.9 million and an increase of $10.3 million in contributions to our retirement benefit plans.
Cash Flows From Investing Activities
Net cash used in investing activities was $475.1 million and $552.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the nine months ended September 30, 2015 compared to the same period in 2014.
Cash Flows From Financing Activities
Net cash provided by financing activities was $85.2 million and $168.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash provided by financing activities was due primarily to a net decrease of $293.1 million in amounts outstanding under our revolving and term loan credit agreements and a decrease in long-term debt issuances of $273.7 million during the nine months ended September 30, 2015 compared to the same period in 2014. These decreases were partially offset by a decrease of $248.5 million in payments to retire long-term debt and the $219.0 million in net proceeds from the issuance of commercial paper under our commercial paper program during the nine months ended September 30, 2015. See Note 5 to the condensed consolidated financial statements for details on the commercial paper program. Additionally, there was a payment of $115.0 million for the accelerated share repurchase program during the nine months ended September 30, 2015 as compared to the $150.0 million during the same period in 2014.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2014. There have been no material changes to that information since December 31, 2014, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	The issuance of $225.0 million of 3.83% First Mortgage Bonds, Series G, due 2055 by ITC Midwest; and

•	The $219.0 million of commercial paper issued and outstanding under the recently established commercial paper program for ITC Holdings.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2014 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,073.8 million at September 30, 2015. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,855.2 million at September 30, 2015. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, at September 30, 2015. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2015 would decrease the fair value of debt by $161.2 million, and a decrease in interest rates of 10% at September 30, 2015 would increase the fair value of debt by $175.8 million at that date.
Revolving and Term Loan Credit Agreements
At September 30, 2015, we had a consolidated total of $330.0 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at September 30, 2015 would increase or decrease interest expense by $0.4 million, respectively, for an annual period with a constant borrowing level of $330.0 million.
Commercial Paper
At September 30, 2015, ITC Holdings had $219.0 million of commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10%

increase or decrease in interest rates for commercial paper would increase or decrease interest expense by $0.1 million for an annual period with a continuous level of commercial paper outstanding of $219.0 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap contracts held as of September 30, 2015 manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 5.875% Senior Notes, due September 30, 2016. As of September 30, 2015, ITC Holdings had $139.3 million outstanding under the 5.875% Senior Notes.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2014, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)

July 2015 (b)	1,181	$33.09	—	$120.0
August 2015 (b)	1,043	33.97	—	120.0
September 2015 (c)	2,759,992	33.34	2,759,448	28.0
Total	2,762,216	$33.34	2,759,448
____________________________

(a)
In April 2014, the Board of Directors authorized and ITC Holdings announced a share repurchase program for up to $250.0 million, which expires in December 2015. On September 30, 2015, ITC Holdings entered into an accelerated share repurchase agreement with Barclays for $115.0 million, under which ITC Holdings paid $115.0 million to Barclays on September 30, 2015 and received an initial delivery of 2.8 million shares on October 1, 2015 with a fair market value of $92.0 million. We do not expect to repurchase shares prior to year end under the share repurchase program authorized by the Board of Directors except for shares that may be delivered at the conclusion of the ASR program. See Note 6 to the condensed consolidated financial statements for further discussion on the ASR program.

(b)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(c)
Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock in addition to shares delivered under the ASR program noted above.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

10.151
Amended and Restated Generator Interconnection Agreement by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midcontinent Independent System Operator, Inc., dated as of September 30, 2015

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
Dated: November 5, 2015

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)