Form 10-Q
period 2016-03-31
ITC Holdings Corp.
filed 2016-04-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of April 22, 2016 was 152,777,811.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2016

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“FortisUS” are references to FortisUS Inc., a subsidiary of Fortis;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings’ annual report on Form 10-K” are references to the annual report on Form 10-K filed on February 26, 2015;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•	“Merger” are references to the proposed merger with Fortis, whereby ITC Holdings will merge with Merger Sub and subsequently become a subsidiary of FortisUS;

•	“Merger Agreement” are references to the agreement between Fortis, FortisUS, Merger Sub and ITC Holdings for the Merger;

•	“Merger Sub” are references to Element Acquisition Sub, Inc., a subsidiary of Fortis;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$8,221	$13,859
Accounts receivable	120,533	104,262
Inventory	27,577	25,777
Regulatory assets	16,937	14,736
Income tax receivable	141,323	—
Prepaid and other current assets	10,920	10,608
Total current assets	325,511	169,242
Property, plant and equipment (net of accumulated depreciation and amortization of $1,512,637 and $1,487,713, respectively)	6,246,320	6,109,639
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $29,073 and $28,242, respectively)	44,950	45,602
Regulatory assets	249,264	233,376
Deferred financing fees (net of accumulated amortization of $1,469 and $1,277, respectively)	3,343	2,498
Other	43,691	44,802
Total other assets	1,291,411	1,276,441
TOTAL ASSETS	$7,863,242	$7,555,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117,461	$124,331
Accrued payroll	13,985	24,123
Accrued interest	39,576	52,577
Accrued taxes	33,475	44,256
Regulatory liabilities	36,102	44,964
Refundable deposits from generators for transmission network upgrades	16,744	2,534
Debt maturing within one year	607,058	395,105
Other	28,374	31,034
Total current liabilities	892,775	718,924
Accrued pension and postretirement liabilities	65,907	61,609
Deferred income taxes	898,858	735,426
Regulatory liabilities	273,564	254,788
Refundable deposits from generators for transmission network upgrades	7,522	18,077
Other	27,848	23,075
Long-term debt	3,947,954	4,034,352
Commitments and contingent liabilities (Notes 3 and 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 152,766,017 and 152,699,077 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	835,513	829,211
Retained earnings	911,198	875,595
Accumulated other comprehensive income	2,103	4,265
Total stockholders’ equity	1,748,814	1,709,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,863,242	$7,555,322
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2016	2015
OPERATING REVENUES	$280,133	$272,487
OPERATING EXPENSES
Operation and maintenance	24,596	25,562
General and administrative	45,708	40,894
Depreciation and amortization	38,872	34,435
Taxes other than income taxes	23,449	22,380
Other operating (income) and expenses — net	(264)	(236)
Total operating expenses	132,361	123,035
OPERATING INCOME	147,772	149,452
OTHER EXPENSES (INCOME)
Interest expense — net	50,417	48,474
Allowance for equity funds used during construction	(7,519)	(7,549)
Other income	(268)	(253)
Other expense	1,162	1,188
Total other expenses (income)	43,792	41,860
INCOME BEFORE INCOME TAXES	103,980	107,592
INCOME TAX PROVISION	39,743	40,460
NET INCOME	$64,237	$67,132
Basic earnings per common share	$0.42	$0.43
Diluted earnings per common share	$0.42	$0.43
Dividends declared per common share	$0.1875	$0.1625
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2016	2015
NET INCOME	$64,237	$67,132
OTHER COMPREHENSIVE LOSS
Derivative instruments, net of tax (Note 6)	(2,423)	(727)
Available-for-sale securities, net of tax (Note 6)	261	106
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(2,162)	(621)
TOTAL COMPREHENSIVE INCOME	$62,075	$66,511
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,237	$67,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,872	34,435
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(16,581)	(12,484)
Deferred income tax expense	160,881	27,823
Allowance for equity funds used during construction	(7,519)	(7,549)
Other	8,550	6,777
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(10,778)	(3,826)
Inventory	(1,788)	(72)
Income tax receivable	(141,323)	—
Prepaid and other current assets	(66)	(9,920)
Accounts payable	6,373	(4,855)
Accrued payroll	(6,463)	(7,540)
Accrued interest	(13,001)	(13,172)
Accrued taxes	(10,781)	(11,140)
Other current liabilities	(3,094)	(1,676)
Estimated potential refund related to return on equity complaints	18,900	7,960
Other non-current assets and liabilities, net	1,397	(4,960)
Net cash provided by operating activities	87,816	66,933
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(203,996)	(172,604)
Other	8,754	(5,637)
Net cash used in investing activities	(195,242)	(178,241)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements	244,100	349,800
Net issuance of commercial paper, net of discount	211,360	—
Repayments of revolving credit agreements	(331,200)	(222,400)
Dividends on common and restricted stock	(28,585)	(25,220)
Refundable deposits from generators for transmission network upgrades	4,820	143
Repayment of refundable deposits from generators for transmission network upgrades	—	(9,178)
Other	1,293	(464)
Net cash provided by financing activities	101,788	92,681
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,638)	(18,627)
CASH AND CASH EQUIVALENTS — Beginning of period	13,859	27,741
CASH AND CASH EQUIVALENTS — End of period	$8,221	$9,114
See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2015 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in thousands)	2016	2015
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$60,966	$61,633
Income taxes paid — net	18,444	19,817
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$99,395	$71,219
Allowance for equity funds used during construction	7,519	7,549
____________________________

(a)
Amounts consist of accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2016 or 2015, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative guidance that amends the variable interest entity consolidation analysis under GAAP. The new standard was issued to improve targeted areas of consolidation guidance. Although the FASB’s deliberations were largely focused on the investment management industry, the standard is applicable for reporting entities across industries. Specifically, the guidance amends the consolidation analysis for limited partnerships, clarifies when fees paid to a decision maker should be a factor in the consolidation analysis and amends how variable interests held by related parties affect consolidation. We adopted this guidance as of January 1, 2016 and it did not change our conclusions with regard to identification of variable interest entities or consolidation of any entities.
Amendment to the Balance Sheet Presentation of Debt Issuance Costs
In April 2015, the FASB issued authoritative guidance that amends the balance sheet presentation of debt issuance costs. This new standard requires debt issuance costs to be shown as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. On January 1, 2016, we adopted this guidance retrospectively and have applied this change to all amounts presented in our condensed consolidated statements of financial position. The following shows the impact of this adoption on our previously reported consolidated statement of financial position as of December 31, 2015:

(In thousands)	Reported	Adjustment	Adjusted
Deferred financing fees (net of accumulated amortization)	$29,298	$(26,800)	$2,498
Debt maturing within one year	395,334	(229)	395,105
Long-term debt	4,060,923	(26,571)	4,034,352
We have accounted for this adoption as a change in accounting principle that is required due to a change in the authoritative accounting guidance. In connection with implementing this guidance, we adopted an accounting policy to present unamortized debt issuance costs associated with revolving credit agreements, commercial paper and other similar arrangements as an asset that is amortized over the life of the particular arrangement. In addition, we present debt issuance costs incurred prior to the associated debt funding as an asset for all other debt arrangements. This standard did not impact our consolidated statements of operations or cash flows.
Classification and Measurement of Financial Instruments
In January 2016, the FASB issued authoritative guidance amending the classification and measurement of financial instruments. The guidance requires entities to carry most investments in equity securities at fair value and recognize changes in fair value in net income, unless the investment results in consolidation or equity method accounting. For financial liabilities measured using the fair value option, the change in fair value caused by a change in instrument-specific credit will be presented separately in other comprehensive income as opposed to reflecting the entire amount of the change in fair value in earnings. Additionally, the new guidance amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted by recording a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective (“modified retrospective adoption”), with limited exceptions. We are currently assessing the impacts this guidance will have on our consolidated financial statements, including our disclosures.
Accounting for Leases
In February 2016, the FASB issued authoritative guidance on accounting for leases, which impacts accounting by lessees as well as lessors. The new guidance creates a dual approach for lessee accounting, with lease classification determined in accordance with principles in existing lease guidance. Income statement presentation differs depending on the lease classification; however, both types of leases result in lessees recognizing a right-of-use asset and a lease liability, with limited exceptions. Under existing accounting guidance, operating leases are not recorded on the balance sheet of lessees. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied using a modified retrospective approach, with possible optional practical expedients. Early application is permitted. We are currently assessing the impacts this guidance will have on our consolidated financial statements, including our disclosures.

Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued authoritative guidance intended to standardize the assessment of whether embedded features within a debt host contract, including contingent put and call options, should be bifurcated and accounted for separately. This guidance clarifies that an entity does not have to separately assess whether the event that triggers the ability to exercise the contingent option is itself indexed only to interest rates or credit risk as part of the analysis of whether an embedded contingent option is clearly and closely related to the debt host. The guidance is effective for fiscal years beginning after December 15, 2016 and required to be adopted using a modified retrospective approach. We do not expect this guidance to have a material impact on our consolidated financial statements, including our disclosures.
Simplification of Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for employee share-based payment transactions. The new guidance (1) requires that an entity recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement, (2) allows an entity to elect as an accounting policy either to estimate forfeitures (as currently required) or account for forfeitures when they occur, (3) modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement to apply if the withholding amount does not exceed the maximum statutory tax rate and (4) specifies the statement of cash flow presentation for excess tax benefits and cash payments to taxing authorities when shares are withheld to meet tax withholding requirements. The new guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The various amendments require different transition methods including modified-retrospective adoption through a cumulative effect adjustment to retained earnings, prospective adoption and retrospective adoption. We are currently assessing the impacts this guidance will have on our consolidated financial statements, including our disclosures.
3.    REGULATORY MATTERS
MISO Funding Policy for Generator Interconnections
On June 18, 2015, FERC issued an order initiating a proceeding, pursuant to Section 206 of the Federal Power Act (“FPA”), to examine MISO’s funding policy for generator interconnections, which allows a transmission owner to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, FERC suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and transmission owner to utilize the election to fund network upgrades. On July 20, 2015, MISO and its transmission owners (“TOs”) filed a request for a rehearing of the FERC order to examine MISO’s funding policy for generator interconnections, which was subsequently denied by FERC on December 29, 2015. On January 8, 2016, MISO made a compliance filing to revise its funding policy to adopt the FERC suggestion to require mutual agreement between the customer and TO, with an effective date of June 24, 2015. On January 28, 2016, our MISO Regulated Operating Subsidiaries, together with several other utilities, filed a request with FERC for rehearing of certain aspects of the December 29, 2015 order. Additionally, on February 26, 2016, our MISO Regulated Operating Subsidiaries, along with Ameren Services Company, filed an appeal of certain aspects of the December 29, 2015 order. We do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
MISO Formula Rate Template Modifications Filing
On October 30, 2015, our MISO Regulated Operating Subsidiaries requested modifications, pursuant to Section 205 of the FPA, to certain aspects of their respective formula rate templates which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. Our MISO Regulated Operating Subsidiaries requested an effective date of January 1, 2016 for the proposed template changes. On December 30, 2015, the FERC conditionally accepted the formula rate template modifications and required a further compliance filing, which was made on February 8, 2016. On April 14, 2016, the FERC issued an order accepting the February 8, 2016 compliance filing, effective January 1, 2016. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that resulted in the joint applicants recovering excess amounts from customers. As of March 31, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate refund liability of $8.4 million and $10.4 million, respectively.

Challenges Regarding Bonus Depreciation
On December 18, 2015, Interstate Power and Light Company (“IP&L”) filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service for customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. FERC denied IP&L’s request that ITC Midwest be required to elect bonus depreciation in any past or future years; however, stakeholders will be able to challenge any decision by ITC Midwest not to take bonus depreciation in future years. ITC Midwest has filed with the FERC for rehearing of the March 11, 2016 order. On April 15, 2016, Consumers Energy Company filed a formal challenge, or in the alternative, a complaint under Section 206 of the FPA, with the FERC against METC also relating to METC’s historical practice of opting out of using bonus depreciation.
These condensed consolidated financial statements reflect the election of bonus depreciation for tax years 2015 and 2016 for our Regulated Operating Subsidiaries. Additionally, as required by the March 11, 2016 FERC order, we have simulated the election of bonus depreciation for ITC Midwest’s 2015 revenue requirement and included the impact of the corresponding refund obligation in these condensed consolidated financial statements. The total impact from reflecting the election of bonus depreciation as described above was lower revenues and net income of approximately $5.4 million and $3.2 million, respectively, for the three months ended March 31, 2016, as compared to the same period if bonus depreciation was not reflected. These matters also resulted in additional deferred income tax liabilities of approximately $138.7 million and a corresponding income tax receivable as of March 31, 2016. We are unable to predict the outcome of this matter; however, the election of bonus depreciation will result in higher cash flows in the year of the election and reduce our rate base and therefore our revenues and net income over the tax lives of the eligible assets.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 10 for a discussion of the complaints.
Cost-Based Formula Rate Templates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, using FERC-approved formula rate templates (“formula rate templates”), and remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to make adjustments to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula rate templates do not require further action or FERC filings each year although the template inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rate templates to calculate their respective annual revenue requirements unless the FERC determines any template to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 10 for detail on return on equity (“ROE”) matters including incentive adders approved by FERC in 2015.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2016:

(in thousands)	Total
Net regulatory liability as of December 31, 2015	$(2,564)
Net refund of 2014 revenue deferrals and accruals, including accrued interest	5,594
Net revenue accrual for the three months ended March 31, 2016	11,199
Net accrued interest payable for the three months ended March 31, 2016	(212)
Net regulatory asset as of March 31, 2016	$14,017

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at March 31, 2016 as follows:

(in thousands)	Total
Current assets	$16,937
Non-current assets	34,943
Current liabilities	(29,218)
Non-current liabilities	(8,645)
Net regulatory asset as of March 31, 2016	$14,017
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2016 and December 31, 2015, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $30.4 million and $31.2 million (net of accumulated amortization of $28.0 million and $27.2 million) as of March 31, 2016 and December 31, 2015, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.5 million and $14.4 million (net of accumulated amortization of $1.1 million and $1.0 million) as of March 31, 2016 and December 31, 2015, respectively.
During each of the three month periods ended March 31, 2016 and 2015, we recognized $0.8 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2016 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to (1) the expected refinancing of the ITC Holdings 5.875% Senior Notes, due September 30, 2016 (“5.875% Senior Notes”) and (2) the expected financing required to repay the amount borrowed under ITC Holdings’ term loan credit agreement, due September 30, 2016 (“Term Loan”). As of March 31, 2016, ITC Holdings had $139.2 million and $160.9 million outstanding under the 5.875% Senior Notes and Term Loan, respectively.

Interest Rate Swaps	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
(Amounts in millions)
August 2014 swap	$25.0	3.217%	10 years	September 2016
October 2014 swap	25.0	3.075%	10 years	September 2016
January 2015 swap	25.0	2.301%	10 years	September 2016
February 2016 swaps	75.0	1.687%	10 years	September 2016
March 2016 swap	50.0	1.743%	10 years	September 2016
Total	$200.0

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
As of March 31, 2016, there has been no material ineffectiveness recorded in the condensed consolidated statement of operations. The interest rate swaps qualify for hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the related forecasted debt issuance. As of March 31, 2016, the fair value of the derivative instruments was an asset of $0.4 million recorded to other current assets and a liability of $8.2 million recorded to other current liabilities. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 9 for additional fair value information.
METC
On April 26, 2016, METC issued $200.0 million of 3.90% Senior Secured Notes, due April 26, 2046. The proceeds will be used to repay the $200.0 million borrowed under METC’s term loan credit agreement. The METC Senior Secured Notes were issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
ITC Holdings
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400.0 million outstanding at any one time. As of March 31, 2016, ITC Holdings had approximately $307.0 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.8% and weighted average remaining days to maturity of 19 days. The proceeds from the issuances under the program were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement. The amount outstanding as of March 31, 2016 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
Revolving Credit Agreements
At March 31, 2016, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$7.0	$393.0	(c)	1.6%	(d)	0.175%
ITCTransmission	100.0	61.1	38.9		1.4%	(e)	0.10%
METC	100.0	12.4	87.6		1.4%	(e)	0.10%
ITC Midwest	250.0	90.8	159.2		1.4%	(e)	0.10%
ITC Great Plains	150.0	61.5	88.5		1.4%	(e)	0.10%
Total	$1,000.0	$232.8	$767.2
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $86.0 million as of March 31, 2016.

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

On April 7, 2016, each of ITC Holdings and its Regulated Operating Subsidiaries amended its respective unsecured revolving credit agreement to allow for the consummation of the Merger (defined below in Note 11).
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of March 31, 2016, we were not in violation of any debt covenant.
6.     STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the three months ended March 31, 2016 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2015	152,699,077	$829,211	$875,595	$4,265	$1,709,071
Net income	—	—	64,237	—	64,237
Repurchase and retirement of common stock	(28,875)	(1,176)	—	—	(1,176)
Dividends declared ($0.1875 per share)	—	—	(28,634)	—	(28,634)
Stock option exercises	84,006	1,847	—	—	1,847
Shares issued under the Employee Stock Purchase Plan	23,276	647	—	—	647
Issuance of restricted stock	3,896	—	—	—	—
Forfeiture of restricted stock	(11,737)	—	—	—	—
Forfeiture of performance shares	(3,626)	—	—	—	—
Share-based compensation, net of forfeitures	—	4,933	—	—	4,933
Other comprehensive loss, net of tax	—	—	—	(2,162)	(2,162)
Other	—	51	—	—	51
BALANCE, MARCH 31, 2016	152,766,017	$835,513	$911,198	$2,103	$1,748,814
The changes in stockholders’ equity for the three months ended March 31, 2015 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
Net income	—	—	67,132	—	67,132
Repurchase and retirement of common stock	(11,917)	(476)	—	—	(476)
Dividends declared on common stock ($0.1625 per share)	—	—	(25,220)	—	(25,220)
Stock option exercises	37,495	665	—	—	665
Shares issued under the Employee Stock Purchase Plan	17,267	581	—	—	581
Issuance of restricted stock	27,776	—	—	—	—
Forfeiture of restricted stock	(13,772)	—	—	—	—
Share-based compensation, net of forfeitures	—	3,853	—	—	3,853
Other comprehensive loss, net of tax	—	—	—	(621)	(621)
BALANCE, MARCH 31, 2015	155,197,816	$927,814	$783,462	$4,195	$1,715,471

Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
(in thousands)	2016	2015
Balance at the beginning of period	$4,265	$4,816
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $92 and $75 for the three months ended March 31, 2016 and 2015, respectively)	119	136
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1,823 and $614 for the three months ended March 31, 2016 and 2015, respectively)	(2,542)	(863)
Derivative instruments, net of tax	(2,423)	(727)
Available-for-sale securities
Unrealized net gain on available-for-sale securities (net of tax of $187 and $76 for the three months ended March 31, 2016 and 2015, respectively)	261	106
Available-for-sale securities, net of tax	261	106
Total other comprehensive loss, net of tax	(2,162)	(621)
Balance at the end of period	$2,103	$4,195
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to interest expense for the 12-month period ending March 31, 2017 is not expected to be material.
7.    EARNINGS PER SHARE
We report both basic and diluted EPS. Our restricted stock contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing EPS. A reconciliation of both calculations for the three months ended March 31, 2016 and 2015 is presented in the following table:

	Three months ended
	March 31,
(in thousands, except share, per share data and percentages)	2016	2015
Numerator:
Net income	$64,237	$67,132
Less: dividends declared and paid — common and restricted shares	(28,585)	(25,220)
Undistributed earnings	35,652	41,912
Percentage allocated to common shares (a)	99.4%	99.2%
Undistributed earnings — common shares	35,438	41,577
Add: dividends declared and paid — common shares	28,403	25,024
Numerator for basic and diluted earnings per common share	$63,841	$66,601
Denominator:
Basic earnings per common share — weighted average common shares outstanding	151,460,490	153,970,515
Incremental shares for stock options, employee stock purchase plan shares and performance shares — weighted average assumed conversion	1,012,299	1,444,202
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	152,472,789	155,414,717
Per common share net income:
Basic	$0.42	$0.43
Diluted	$0.42	$0.43

____________________________

(a)	Weighted average common shares outstanding	151,460,490	153,970,515
	Weighted average restricted shares (participating securities)	982,640	1,209,468
	Total	152,443,130	155,179,983
	Percentage allocated to common shares	99.4%	99.2%
The incremental shares for stock options and employee stock purchase plan (“ESPP”) shares are included in the diluted EPS calculation using the treasury stock method, unless the effect of including them would be anti-dilutive. Additionally, performance shares are included in the diluted EPS calculation using the treasury stock method when the performance metric is substantively measurable as of the end of the reporting period and has been met under the assumption the end of the reporting period was the end of the performance period. The outstanding stock options, ESPP shares and performance shares and the anti-dilutive stock options and ESPP shares excluded from the diluted EPS calculations were as follows:

	2016	2015
Outstanding stock options, ESPP shares and performance shares (as of March 31)	4,004,003	4,553,938
Anti-dilutive stock options and ESPP shares (for the three months ended March 31)	524,834	542,312
8.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. We expect to contribute $2.8 million to the retirement plan in 2016.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $5.2 million to the supplemental benefit plans in 2016.
Net periodic benefit cost for the pension plans, by component, was as follows for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
(in thousands)	2016	2015
Service cost	$1,604	$1,624
Interest cost	872	924
Expected return on plan assets	(932)	(960)
Amortization of prior service credit	(4)	(10)
Amortization of unrecognized loss	876	1,061
Net pension cost	$2,416	$2,639
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $7.4 million to the plan in 2016.

Net postretirement benefit plan cost, by component, was as follows for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
(in thousands)	2016	2015
Service cost	$1,855	$2,122
Interest cost	630	619
Expected return on plan assets	(530)	(463)
Amortization of unrecognized loss	—	125
Net postretirement cost	$1,955	$2,403
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1.6 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.
9.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2016, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$15	$—	$—
Mutual funds — fixed income securities	36,357	—	—
Mutual funds — equity securities	1,069	—	—
Interest rate swap derivatives	—	359	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(8,160)	—
Total	$37,441	$(7,801)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$49	$—	$—
Mutual funds — fixed income securities	35,813	—	—
Mutual funds — equity securities	976	—	—
Interest rate swap derivative	—	112	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(3,548)	—
Total	$36,838	$(3,436)	$—

As of March 31, 2016 and December 31, 2015, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market funds that are recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gain and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available-for-sale.
The asset and liability related to derivatives consist of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2016. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2015 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,951.5 million and $3,879.7 million at March 31, 2016 and December 31, 2015, respectively. These fair values represent Level 2 measurements under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $3,654.4 million and $3,653.6 million at March 31, 2016 and December 31, 2015, respectively.
Revolving and Term Loan Credit Agreements
At March 31, 2016 and December 31, 2015, we had a consolidated total of $593.8 million and $680.9 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
The amount of use tax associated with the exemptions taken by ITCTransmission through March 31, 2016 is estimated to be approximately $18.6 million including interest. This amount includes approximately $10.4 million, including interest, assessed for the audit periods noted above. ITCTransmission believes it is probable that portions of the use tax assessments could be sustained upon resolution of this matter. ITCTransmission has recorded $8.8 million and $5.9 million for this contingent liability, including interest, as of March 31, 2016 and December 31, 2015, respectively, primarily as an increase to property, plant and equipment, which is a component of revenue requirement in our cost-based formula rate.
METC has also taken the industrial processing exemption, estimated to be approximately $10.4 million for periods still subject to audit. METC has not been assessed any use tax liability and has not recorded any contingent liability as of March 31,

2016 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
Rate of Return on Equity Complaints
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
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for ISO New England TOs, FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. The previous methodology used only short-term growth projections. FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case will be used in resolving the MISO ROE case.
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
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants, but were not able to reach resolution. On January 5, 2015, the Chief Judge of FERC issued an order which terminated settlement procedures and initiated the hearing process, with an initial decision due within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Initial Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period of November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, which recommended a base ROE of 10.32% for the Initial Refund Period, with a maximum ROE of 11.35%. The initial decision is a non-binding recommendation to FERC on the Initial Complaint, and exceptions to the initial decision have been filed by the MISO TOs and the complainants. In resolving the Initial Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period. We anticipate a FERC order on the Initial Complaint by the end of 2016.
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
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 10.75% base ROE for the period of February 12, 2015 through May 11, 2016 (the “Second Refund Period”). Updated data to be considered in establishing any new base ROE was filed by the parties to the Second Complaint in January 2016, including a recommendation in the updated MISO TO expert witness testimony to use a 10.96% base ROE. In resolving the Second Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any adders, to calculate the refund liability for the Second Refund Period. The initial decision on the Second Complaint is expected by June 30, 2016, with the related FERC order anticipated in 2017.
We believe it is probable that refunds will be required for these matters and as of March 31, 2016, the estimated range of refunds on a pre-tax basis is expected to be from $186.9 million to $242.3 million for the period from November 12, 2013 through March 31, 2016. As of March 31, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $186.9 million and $168.0 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $17.5 million and $7.5 million and an increase in interest expense of $1.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. This resulted in an estimated after-tax reduction to net income of $11.5 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that these matters could result in an additional estimated pre-tax refund of up to $55.4 million (or a $34.0 million estimated after-tax reduction of net income) in excess of the amount recorded as of March 31, 2016. It is also possible the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of March 31, 2016, our MISO Regulated Operating Subsidiaries had a total of approximately $3.0 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3.0 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest filed a request with FERC for rehearing on the approved incentive adder for independence and this request was subsequently denied by FERC on January 6, 2016. An appeal of FERC’s decision has been filed. The RTO participation incentive adder will be applied to METC’s and ITC Midwest’s base ROEs and the independence incentive adder will be applied to ITC Midwest’s base ROE in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Collection of these recently approved incentive adders is being deferred, pending the outcome of the ROE complaints.
Challenges Regarding Bonus Depreciation
See “Challenges Regarding Bonus Depreciation” in Note 3 for discussion of these challenges.
Legal Matters Associated with Proposed Merger
Following the announcement of the Merger (defined below in Note 11), four putative state class action lawsuits have been filed by purported shareholders of ITC Holdings on behalf of a purported class of ITC Holdings shareholders. Initially, the four actions (Paolo Guerra v. Albert Ernst, et al., Harvey Siegelman v. Joseph L. Welch, et al., Alan Poland v. Fortis Inc., et al., Sanjiv Mehrotra v. Joseph L. Welch, et al.) were filed in the Oakland County Circuit Court of the State of Michigan. The complaints name as defendants a combination of ITC Holdings and the individual members of the ITC Holdings board of directors, Fortis Inc. (“Fortis”), FortisUS Inc. (“FortisUS”) and Element Acquisition Sub Inc. (“Merger Sub”). The complaints generally allege, among other things, that (1) ITC Holdings’ directors breached their fiduciary duties in connection with the Merger Agreement (defined below in Note 11), (including, but not limited to, various alleged breaches of duties of good faith, loyalty, care and independence), (2) ITC Holdings’ directors failed to take appropriate steps to maximize shareholder value and claims that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive and (3) a combination of ITC Holdings, Fortis, FortisUS and Merger Sub aided and abetted the purported breaches of fiduciary duties. The complaints seek class action certification and a variety of relief including, among other things, enjoining defendants from completing the proposed Merger, unspecified rescissory and compensatory damages, and costs, including attorneys’ fees and expenses. The Siegelman case was voluntarily dismissed by the plaintiff on March 22, 2016. On March 23, 2016, the state court entered an order directing that the related cases be consolidated under the caption In re ITC Holdings Corporation Shareholder Litigation. On April 8, 2016, Poland filed an amended complaint to add derivative claims on behalf of ITC Holdings.
On March 14, 2016, the Guerra state court action was dismissed by the plaintiff and refiled in the United States District Court, Eastern District of Michigan, as Paolo Guerra v. Albert Ernst, et al. The federal complaint names the same defendants (plus FortisUS), asserts the same general allegations and seeks the same types of relief as in the state court cases. On March 25, 2016, Guerra amended his federal complaint. The amended complaint dropped Fortis US, Fortis and Merger Sub as defendants and added claims alleging that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary proxy statement/prospectus, filed with the SEC in connection with the special meeting of shareholders to approve the Merger Agreement, is allegedly materially misleading and allegedly omits material facts that are necessary to render it non-misleading.
Another lawsuit was filed on April 8, 2016 in the United States District Court, Eastern District of Michigan captioned Harold Severance v. Joseph L. Welch et al. against the individual members of the ITC Holdings board of directors, Fortis, FortisUS and Merger Sub, asserting the same general allegations and seeking the same type of relief as Guerra.
On April 22, 2016, the Mehrotra state court action was dismissed by the plaintiff and refiled in the United States District Court, Eastern District of Michigan, as Sanjiv Mehrotra v. Joseph L. Welch, et al. With the exception of Fortis, the federal complaint names the same defendants and asserts the same general allegations as the other federal complaints.
We believe the lawsuits are without merit and intend to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. See Note 11 for additional discussion on the proposed Merger.
11.    PROPOSED MERGER
On February 9, 2016, Fortis, FortisUS, Merger Sub and ITC Holdings entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into ITC Holdings, as a result of which ITC Holdings will become a subsidiary of FortisUS (the “Merger”). In the Merger, our shareholders will receive $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings. Upon completion of the Merger, ITC Holdings shareholders will hold approximately 27% of the common shares of Fortis. Fortis will apply to list its common shares on the New York Stock Exchange and will continue to have its shares listed on the Toronto Stock Exchange.
On April 20, 2016, FortisUS assigned its rights, interest, duties and obligations under the Merger Agreement to ITC Investment Holdings Inc. (“Investment Holdings”), a subsidiary of FortisUS formed to complete the Merger. On the same date, Fortis reached a definitive agreement with GIC Private Limited to acquire an indirect 19.9% equity interest in ITC Holdings and debt securities to be issued by Investment Holdings for aggregate consideration of $1.228 billion in cash upon completion of the Merger.
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
For the three months ended March 31, 2016, we expensed external legal, advisory and financial services fees related to the Merger of $9.9 million and certain internal labor and associated costs related to the Merger of approximately $3.1 million. The external and internal costs related to the Merger will not be included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
Per the Merger Agreement, prior to completion of the Merger, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level for the foreseeable future.
See Note 10 for legal matters associated with the proposed Merger with Fortis.
12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in thousands)	2016	2015
Regulated Operating Subsidiaries	$280,016	$272,450
ITC Holdings and other	307	177
Intercompany eliminations	(190)	(140)
Total Operating Revenues	$280,133	$272,487

	Three months ended
INCOME BEFORE INCOME TAXES:	March 31,
(in thousands)	2016	2015
Regulated Operating Subsidiaries	$152,787	$148,818
ITC Holdings and other	(48,807)	(41,226)
Total Income Before Income Taxes	$103,980	$107,592

	Three months ended
NET INCOME:	March 31,
(in thousands)	2016	2015
Regulated Operating Subsidiaries	$94,185	$91,439
ITC Holdings and other	64,237	67,132
Intercompany eliminations	(94,185)	(91,439)
Total Net Income	$64,237	$67,132

TOTAL ASSETS:	March 31,	December 31,
(in thousands)	2016	2015
Regulated Operating Subsidiaries	$7,752,752	$7,463,557
ITC Holdings and other	4,253,768	4,147,915
Reconciliations / Intercompany eliminations (a)	(4,143,278)	(4,056,150)
Total Assets	$7,863,242	$7,555,322
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, expectations with respect to various legal and regulatory proceedings and the proposed Merger with Fortis based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in Item 1A Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, and the following:

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

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to pay dividends and fulfill our other cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	Provisions in our Articles of Incorporation and bylaws, Michigan corporate law and our debt agreements may impede efforts by our shareholders to change the direction or management of our company.

•	Provisions in our Articles of Incorporation restrict market participants from voting or owning 5% or more of the outstanding shares of our capital stock.

•	Completion of the Merger is subject to various conditions which, if not satisfied, may cause the Merger not to be completed in a timely manner or at all.

•	We will continue to incur substantial transaction-related costs in connection with the Merger.

•	The announcement and pendency of the Merger could adversely affect our business, results of operations and financial condition.

•	While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

•
Because the market value of Fortis common stock that our shareholders will receive in the Merger may fluctuate, our shareholders cannot be sure of the market value of the stock portion of the consideration that they will receive in the Merger.

•	If the Merger is completed, the combined company may not be able to successfully integrate our business with Fortis and therefore may not be able to realize the anticipated benefits of the Merger.

•	After the completion of the Merger, sales of Fortis common stock may negatively affect its market price.

•	We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
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
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates, as discussed in Note 3 to the condensed consolidated financial statements under “— Cost-Based Formula Rates with True-Up Mechanism.”
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2016 or that may affect future results include:

•
Our capital investment of $176.6 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2016, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuance as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving credit agreements in 2016 and 2015 to fund capital investment at our Regulated Operating Subsidiaries and for general corporate purposes;

•	Debt maturing within one year of $607.1 million as of March 31, 2016 and the potentially higher interest rates associated with the additional financing required to repay this debt;

•
Recognition of the refund liability for the potential refund relating to the rate of return on equity (“ROE”) complaints, as described in Note 10 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenue and additional interest of $18.9 million and an estimated after-tax reduction to net income of $11.5 million for the three months ended March 31, 2016;

•
Election of bonus depreciation for tax years 2015 and 2016 for our Regulated Operating Subsidiaries as well as the simulation of ITC Midwest’s 2015 revenue requirement with the election of bonus depreciation. The total impact from these matters was lower revenues and net income of approximately $5.4 million and $3.2 million, respectively, for the three months ended March 31, 2016. These matters also resulted in additional deferred income tax liabilities of approximately $138.7 million and a corresponding income tax receivable as of March 31, 2016; and

•
The proposed Merger with Fortis, pursuant to which ITC Holdings will become a subsidiary of Fortis upon completion of the Merger as described below under “— Capital Project Updates and Other Recent Developments — Proposed Merger.” For the three months ended March 31, 2016, we expensed external legal, advisory and financial services fees related to the Merger of $9.9 million and certain internal labor and associated costs related to the Merger of approximately $3.1 million. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Merger are not included as components of revenue requirement as they were incurred at ITC Holdings. We expect the total fees and costs related to the Merger will be material to our results of operations in 2016. The Merger is expected to be consummated in late 2016.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Proposed Merger
On February 9, 2016, ITC Holdings entered into an agreement and plan of merger (the “Merger Agreement”) with Fortis, FortisUS and Merger Sub, pursuant to which Merger Sub will merge with and into ITC Holdings, as a result of which ITC Holdings will become a subsidiary of FortisUS (the “Merger”). In the Merger, our shareholders will receive $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings. On April 20, 2016, Fortis reached a definitive agreement with GIC Private Limited to acquire an indirect 19.9% equity interest in ITC Holdings. Refer to Note 11 to the condensed consolidated financial statements for further explanation of the Merger.
Development Bonuses
We recognized general and administrative expenses of $0.9 million and $9.5 million during the three months ended March 31, 2016 and 2015, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains.

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
Thumb Loop Project
The Thumb Loop Project, constructed by ITCTransmission, consists of a 140-mile, double-circuit 345 kV transmission line and related substations that now serves as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. The final phase of the Thumb Loop Project was placed in-service in May 2015. Through March 31, 2016, ITCTransmission has invested $502.8 million in the Thumb Loop Project and any further investment to complete this project is not expected to be material.
Rate of Return on Equity Complaints
On November 12, 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA (the “Initial Complaint”), requesting that the FERC find the current 12.38% MISO regional base ROE rate (the “base ROE”) for all MISO TOs, including ITCTransmission, METC and ITC Midwest, to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries to 9.15%, reducing the equity component of our capital structure from the FERC approved 60% to 50% and terminating the ROE adders currently approved for certain ITC Holdings operating companies, including adders currently utilized by ITCTransmission and METC.
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
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants, but were not able to reach resolution. On January 5, 2015, the Chief Judge of FERC issued an order which terminated settlement procedures and initiated the hearing process, with an initial decision due within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Initial Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period of November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, which recommended a base ROE of 10.32% for the Initial Refund Period, with a maximum ROE of 11.35%. The initial decision is a non-binding recommendation to FERC on the Initial Complaint, and exceptions to the initial decision have been filed by the MISO TOs and the complainants. In resolving the Initial Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period. We anticipate a FERC order on the Initial Complaint by the end of 2016.
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
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 10.75% base ROE for the period of February 12, 2015 through May 11, 2016 (the “Second Refund Period”). Updated data to be considered in establishing any new base ROE was filed by the parties to the Second Complaint in January 2016, including a recommendation in the updated MISO TO expert witness testimony to use a 10.96% base ROE. In resolving the Second Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any adders, to calculate the refund liability for the Second Refund Period. The initial decision on the Second Complaint is expected by June 30, 2016, with the related FERC order anticipated in 2017.
We believe it is probable that refunds will be required for these matters and as of March 31, 2016, the estimated range of refunds on a pre-tax basis is expected to be from $186.9 million to $242.3 million for the period from November 12, 2013 through March 31, 2016. As of March 31, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $186.9 million and $168.0 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $17.5 million and $7.5 million and an increase in interest expense of $1.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. This resulted in an estimated after-tax reduction to net income of $11.5 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that these matters could result in an additional estimated pre-tax refund of up to $55.4 million (or a $34.0 million estimated after-tax reduction of net income) in excess of the amount recorded as of March 31, 2016. It is also possible the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of March 31, 2016, our MISO Regulated Operating Subsidiaries had a total of approximately $3.0 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3.0 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest filed a request with FERC for rehearing on the approved incentive adder for independence and this request was subsequently denied by FERC on January 6, 2016. An appeal of FERC’s decision has been filed. The RTO participation incentive adder will be applied to METC’s and ITC Midwest’s base ROEs and the independence incentive adder will be applied to ITC Midwest’s base ROE in establishing their total authorized ROE rates, subject to the limitations of the top end of any zone of reasonableness that is established. Collection of these recently approved incentive adders is being deferred, pending the outcome of the ROE complaints.
MISO Formula Rate Template Modifications Filing
On October 30, 2015, our MISO Regulated Operating Subsidiaries requested modifications, pursuant to Section 205 of the FPA, to certain aspects of their respective formula rate templates which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. Our MISO Regulated Operating Subsidiaries requested an effective date of January 1, 2016 for the proposed template changes. On December 30, 2015, the FERC conditionally accepted the formula rate template modifications and required a further compliance filing, which was made on February 8, 2016. On April 14, 2016, the FERC issued an order accepting the February 8, 2016 compliance filing, effective January 1, 2016. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that resulted in the joint applicants recovering excess amounts from customers. As of March 31, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate refund liability of $8.4 million and $10.4 million, respectively.

Challenges Regarding Bonus Depreciation
On December 18, 2015, IP&L filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service for customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. FERC denied IP&L’s request that ITC Midwest be required to elect bonus depreciation in any past or future years; however, stakeholders will be able to challenge any decision by ITC Midwest not to take bonus depreciation in future years. ITC Midwest has filed with the FERC for rehearing of the March 11, 2016 order. On April 15, 2016, Consumers Energy Company filed a formal challenge, or in the alternative, a complaint under Section 206 of the FPA, with the FERC against METC also relating to METC’s historical practice of opting out of using bonus depreciation.
These condensed consolidated financial statements reflect the election of bonus depreciation for tax years 2015 and 2016 for our Regulated Operating Subsidiaries. Additionally, as required by the March 11, 2016 FERC order, we have simulated the election of bonus depreciation for ITC Midwest’s 2015 revenue requirement and included the impact of the corresponding refund obligation in these condensed consolidated financial statements. The total impact from reflecting the election of bonus depreciation as described above was lower revenues and net income of approximately $5.4 million and $3.2 million, respectively, for the three months ended March 31, 2016, as compared to the same period if bonus depreciation was not reflected. These matters also resulted in additional deferred income tax liabilities of approximately $138.7 million and a corresponding income tax receivable as of March 31, 2016. We are unable to predict the outcome of this matter; however, the election of bonus depreciation will result in higher cash flows in the year of the election and reduce our rate base and therefore our revenues and net income over the tax lives of the eligible assets. Bonus depreciation is currently enacted through 2019, with certain provisions that allow for an additional year of eligibility for certain property with long construction periods. If bonus depreciation is elected for a given year, we estimate that, based on an amount of tax additions that may be eligible for bonus depreciation representative of our investment plans in the near term, the higher deferred tax liabilities and the corresponding reduced rate base could reduce revenues recognized by us for the relevant year by $15 million to $20 million initially, with a corresponding reduction to annual net income of $9 million to $12 million (disregarding any favorable effects from the use of the potential cash tax savings), with the negative effect on annual revenues and net income relating to each year’s election decreasing each year over the tax lives of the assets.
Cost-Based Formula Rate Templates with True-Up Mechanism
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 10 to the condensed consolidated financial statements. The primary factor that is expected to continue to increase our revenues and earnings in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or increasing import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals, such as renewable generation portfolio standards. During the three months ended March 31, 2016, we made capital investments of $176.6 million at our Regulated Operating Subsidiaries (in amounts of $41.1 million, $47.0 million, $74.8 million and $13.7 million at ITCTransmission, METC, ITC Midwest and ITC Great Plains, respectively). The following table shows our actual and expected capital investments at our Regulated Operating Subsidiaries:

	Forecasted	Actual Capital
	Capital	Investment for the
(in millions)	Investment	three months ended
Source of Investment	2016 — 2018	March 31, 2016 (a)
Current Transmission Systems	$1,523	$136.5
Regional Infrastructure	530	40.1
Total	$2,053	$176.6
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

Refer to “Item 1 Business — Development of Business — Development Projects” in our Form 10-K for the year ended December 31, 2015 for a discussion of our development projects. We are pursuing projects that could result in a significant amount of capital investment, but are not able to estimate the amounts we ultimately expect to achieve or the timing of such investments.
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in thousands)	2016	2015	(decrease)	(decrease)
OPERATING REVENUES	$280,133	$272,487	$7,646	2.8%
OPERATING EXPENSES
Operation and maintenance	24,596	25,562	(966)	(3.8)%
General and administrative	45,708	40,894	4,814	11.8%
Depreciation and amortization	38,872	34,435	4,437	12.9%
Taxes other than income taxes	23,449	22,380	1,069	4.8%
Other operating (income) and expenses — net	(264)	(236)	(28)	11.9%
Total operating expenses	132,361	123,035	9,326	7.6%
OPERATING INCOME	147,772	149,452	(1,680)	(1.1)%
OTHER EXPENSES (INCOME)
Interest expense — net	50,417	48,474	1,943	4.0%
Allowance for equity funds used during construction	(7,519)	(7,549)	30	(0.4)%
Other income	(268)	(253)	(15)	5.9%
Other expense	1,162	1,188	(26)	(2.2)%
Total other expenses (income)	43,792	41,860	1,932	4.6%
INCOME BEFORE INCOME TAXES	103,980	107,592	(3,612)	(3.4)%
INCOME TAX PROVISION	39,743	40,460	(717)	(1.8)%
NET INCOME	$64,237	$67,132	$(2,895)	(4.3)%
Operating Revenues
Three months ended March 31, 2016 compared to three months ended March 31, 2015
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2016		2015		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$203,281	72.6%	$196,976	72.3%	$6,305	3.2%
Regional cost sharing revenues	83,878	29.9%	74,550	27.4%	9,328	12.5%
Point-to-point	3,633	1.3%	4,214	1.5%	(581)	(13.8)%
Scheduling, control and dispatch	3,648	1.3%	3,215	1.2%	433	13.5%
Other	3,161	1.1%	1,075	0.4%	2,086	194.0%
Recognition of rate refund liability	(17,468)	(6.2)%	(7,543)	(2.8)%	(9,925)	131.6%
Total	$280,133	100.0%	$272,487	100.0%	$7,646	2.8%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries, partially offset by an increase in revenue credit resulting from higher regional revenue requirements and by the election of bonus depreciation as described in Note 3 of the condensed financial statements, during the three months ended March 31,

2016 as compared to the same period in 2015. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased primarily due to additional capital projects identified by MISO and SPP as eligible for regional cost sharing and these projects being placed in-service, in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project during the three months ended March 31, 2016 as compared to the same period in 2015. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the near future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
The recognition of the refund liability for the potential refund relating to the ROE complaints, described in Note 10 to the condensed consolidated financial statements, resulted in a reduction to operating revenues of $17.5 million and $7.5 million during the three months ended March 31, 2016 and 2015, respectively. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the three months ended March 31, 2016 include revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Operation and maintenance expenses decreased due primarily to lower vegetation management requirements.
General and administrative expenses
Three months ended March 31, 2016 compared to three months ended March 31, 2015
General and administrative expenses increased due primarily to higher external legal, advisory and consulting services for the Merger of $9.9 million and higher compensation and benefit expenses of $2.9 million due to personnel additions and additional stock compensation expense. These increases were partially offset by lower development bonus expenses of $8.6 million as described under “Capital Project Updates and Other Recent Developments — Development Bonuses.”
Depreciation and amortization expenses
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2015 capital additions, which are included in the assessments for 2016 personal property taxes.
Other Expenses (Income)
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Interest Expense
Interest expense increased due primarily to the additional interest expense associated with the refund liability relating to the ROE complaints described in Note 10 to the financial statements.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) were consistent with the prior period.

Income Tax Provision
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Our effective tax rates for the three months ended March 31, 2016 and 2015 were 38.2% and 37.6%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the proposed Merger, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $3.9 million (net of federal deductibility) during the three months ended March 31, 2016 compared to a state income tax provision of $4.0 million (net of federal deductibility) for the three months ended March 31, 2015.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach to fund our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt or equity securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

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

•	Fund contributions to our retirement benefit plans, as described in Note 8 to the condensed consolidated financial statements. We expect to contribute $15.4 million to these plans in 2016.
In addition to the expected capital requirements above, any adverse determinations relating to the regulatory matters or contingencies described in Notes 3 and 10 to the condensed consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of March 31, 2016, we had consolidated indebtedness under our revolving and term loan credit agreements of $593.8 million, with unused capacity under our revolving credit agreements of $767.2 million. Additionally, ITC Holdings had $307.0 million of commercial paper issued and outstanding as of March 31, 2016 with the ability to issue an additional $93.0 million under the commercial paper program. See Note 5 to the condensed consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuance in 2016.
As of March 31, 2016, we had approximately $607.1 million of debt maturing within one year, which we expect to refinance with long-term debt. To address our long-term capital requirements as well as repay debt maturing within one year, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.

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
____________________________

(a)
On June 8, 2015, Standard and Poor’s Ratings Services (“Standard and Poor’s”) assigned a short-term issuer credit rating to ITC Holdings, which applies to the commercial paper program discussed in Note 5 to the condensed consolidated financial statements. Additionally, on December 3, 2015, Standard and Poor’s reaffirmed the senior unsecured credit rating of ITC Holdings and the secured credit ratings of the Regulated Operating Subsidiaries. On February 9, 2016, Standard and Poor’s revised the outlook of the issuer credit ratings of ITC Holdings and the Regulated Operating Subsidiaries to negative from developing, subsequent to the announcement of the Merger.

(b)
On June 9, 2015, Moody’s Investor Service, Inc. (“Moody’s”) assigned a short-term commercial paper rating to ITC Holdings, which applies to the commercial paper program discussed in Note 5 to the condensed consolidated financial statements. Additionally, on April 15, 2016, Moody’s reaffirmed the credit ratings for the associated debt for ITC Holdings, ITCTransmission, ITC Midwest and ITC Great Plains. On April 26, 2016, Moody’s assigned a senior secured rating to METC’s 3.90% Senior Secured Note issuance described in Note 5 to the condensed consolidated financial statements. All of the credit ratings have a stable outlook.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving and term loan credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $87.8 million and $66.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $10.7 million and a decrease in payments of operating expenses of $6.3 million during the three months ended March 31, 2016 compared to the same period in 2015.
Cash Flows From Investing Activities
Net cash used in investing activities was $195.2 million and $178.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in investing activities was due primarily to the timing of payments for investments in property, plant and equipment during the three months ended March 31, 2016 compared to the same period in 2015.
Cash Flows From Financing Activities
Net cash provided by financing activities was $101.8 million and $92.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash provided by financing activities was due primarily to lower net payments of $13.9 million associated with refundable deposits for transmission network upgrades during the three months ended March

31, 2016 compared to the same period in 2015. This increase was partially offset by an additional $3.4 million of dividend payments.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2015. There have been no material changes to that information since December 31, 2015, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings; and

•
The issuance of $200.0 million of 3.90% Senior Secured Notes, due April 26, 2046, by METC, with the net proceeds to be used to repay the $200.0 million borrowed under METC’s term loan credit agreement.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Form 10-K for the fiscal year ended December 31, 2015 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,951.5 million at March 31, 2016. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,654.4 million at March 31, 2016. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, at March 31, 2016. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2016 would decrease the fair value of debt by $157.4 million, and a decrease in interest rates of 10% at March 31, 2016 would increase the fair value of debt by $170.9 million at that date.
Revolving and Term Loan Credit Agreements
At March 31, 2016, we had a consolidated total of $593.8 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at March 31, 2016 would increase or decrease interest expense by $0.9 million, respectively, for an annual period with a constant borrowing level of $593.8 million.

Commercial Paper
At March 31, 2016, ITC Holdings had $307.0 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by $0.3 million for an annual period with a continuous level of commercial paper outstanding of $307.0 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2016, we held 10-year interest rate swap contracts with a notional amount of $200.0 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to (1) the expected refinancing of the ITC Holdings 5.875% Senior Notes, due September 30, 2016 (“5.875% Senior Notes”) and (2) the expected financing required to repay the amount borrowed under ITC Holdings’ term loan credit agreement, due September 30, 2016 (“Term Loan”). As of March 31, 2016, ITC Holdings had $139.2 million and $160.9 million outstanding under the 5.875% Senior Notes and Term Loan, respectively. See Note 5 to the condensed consolidated financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2015, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 3 to the condensed consolidated financial statements for discussion of the challenges against ITC Midwest and METC relating to the use of bonus depreciation as well as Note 10 to the condensed consolidated financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries, and pending litigation associated with the proposed Merger with Fortis.

ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January (a)	609	$39.69	—	$—
February (a)	12,991	39.82	—	—
March (a)	686	42.66	—	—
Total (b)	14,286	$39.95	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)
Amount does not include 14,589 shares deemed issued and repurchased for accounting purposes in connection with the payment of the exercise price and tax withholding obligations relating to net option exercises.

We currently have no publicly announced share repurchase authorization and are generally restricted by the Merger Agreement from making repurchases without the consent of Fortis.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

2.1
Agreement and Plan of Merger, dated as of February 9, 2016, among FortisUS Inc., Element Acquisition Sub Inc., Fortis Inc., and ITC Holdings Corp. (filed with Registrant’s Form 8-K filed on February 11, 2016).

4.44
Eighth Supplemental Indenture, dated as of March 31, 2016, between Michigan Electric Transmission Company, LLC and Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K filed on April 26, 2016)

10.155	Letter Agreement, dated as of February 8, 2016, between ITC Holdings Corp. and Joseph L. Welch (filed with Registrant’s Form 8-K filed on February 11, 2016).

10.156	Summary of 2016 Incentive Compensation Plan.

10.157
Amendment No. 1, dated as of April 7, 2016, to the Revolving Credit Agreement, dated as of March 28, 2014, by and among ITC Holdings, as the borrower, various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K filed on April 11, 2016).

10.158
Amendment No. 1, dated as of April 7, 2016, to the Revolving Credit Agreement, dated as of March 28, 2014, by and among ITCTransmission, as the borrower, various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K filed on April 11, 2016).

10.159
Amendment No. 1, dated as of April 7, 2016, to the Revolving Credit Agreement, dated as of March 28, 2014, by and among METC, as the borrower, various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K filed on April 11, 2016).

10.160
Amendment No. 1, dated as of April 7, 2016, to the Revolving Credit Agreement, dated as of March 28, 2014, by and among ITC Midwest, as the borrower, various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K filed on April 11, 2016).

10.161
Amendment No. 1, dated as of April 7, 2016, to the Revolving Credit Agreement, dated as of March 28, 2014, by and among ITC Great Plains, as the borrower, various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K filed on April 11, 2016).

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
Dated: April 28, 2016

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)