Form 10-Q
period 2016-06-30
ITC Holdings Corp.
filed 2016-07-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of July 22, 2016 was 153,372,055.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2016

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“FortisUS” are references to FortisUS Inc., a subsidiary of Fortis;

•	“FPA” are references to the Federal Power Act;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ITC Holdings’ annual report on Form 10-K” are references to the annual report on Form 10-K filed on February 26, 2015;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•	“Merger” are references to the proposed merger with Fortis, whereby ITC Holdings will merge with Merger Sub and subsequently become a subsidiary of FortisUS;

•	“Merger Agreement” are references to the agreement between Fortis, FortisUS, Merger Sub and ITC Holdings for the Merger;

•	“Merger Sub” are references to Element Acquisition Sub, Inc., a subsidiary of Fortis;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$6,054	$13,859
Accounts receivable	147,882	104,262
Inventory	27,852	25,777
Regulatory assets	19,112	14,736
Income tax receivable	144,573	—
Prepaid and other current assets	15,622	10,608
Total current assets	361,095	169,242
Property, plant and equipment (net of accumulated depreciation and amortization of $1,540,568 and $1,487,713, respectively)	6,409,440	6,109,639
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $29,905 and $28,242, respectively)	44,283	45,602
Regulatory assets	245,870	233,376
Deferred financing fees (net of accumulated amortization of $1,661 and $1,277, respectively)	5,313	2,498
Other	50,802	44,802
Total other assets	1,296,431	1,276,441
TOTAL ASSETS	$8,066,966	$7,555,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,934	$124,331
Accrued compensation	18,977	24,123
Accrued interest	54,003	52,577
Accrued taxes	48,358	44,256
Regulatory liabilities	27,621	44,964
Refundable deposits from generators for transmission network upgrades	16,418	2,534
Debt maturing within one year	451,232	395,105
Other	21,475	31,034
Total current liabilities	785,018	718,924
Accrued pension and postretirement liabilities	64,792	61,609
Deferred income taxes	947,036	735,426
Regulatory liabilities	284,321	254,788
Refundable deposits from generators for transmission network upgrades	16,661	18,077
Other	29,249	23,075
Long-term debt	4,146,892	4,034,352
Commitments and contingent liabilities (Notes 3 and 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 153,365,025 and 152,699,077 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	842,893	829,211
Retained earnings	953,180	875,595
Accumulated other comprehensive (loss) income	(3,076)	4,265
Total stockholders’ equity	1,792,997	1,709,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,066,966	$7,555,322
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
OPERATING REVENUES	$298,044	$275,058	$578,177	$547,545
OPERATING EXPENSES
Operation and maintenance	27,611	30,026	52,207	55,588
General and administrative	49,462	32,493	95,170	73,387
Depreciation and amortization	39,369	35,578	78,241	70,013
Taxes other than income taxes	22,350	18,786	45,799	41,166
Other operating (income) and expenses — net	(282)	(233)	(546)	(469)
Total operating expenses	138,510	116,650	270,871	239,685
OPERATING INCOME	159,534	158,408	307,306	307,860
OTHER EXPENSES (INCOME)
Interest expense — net	51,804	50,198	102,221	98,672
Allowance for equity funds used during construction	(8,921)	(7,464)	(16,440)	(15,013)
Other income	(480)	(189)	(741)	(438)
Other expense	1,226	431	2,381	1,615
Total other expenses (income)	43,629	42,976	87,421	84,836
INCOME BEFORE INCOME TAXES	115,905	115,432	219,885	223,024
INCOME TAX PROVISION	45,179	43,096	84,922	83,556
NET INCOME	$70,726	$72,336	$134,963	$139,468
Basic earnings per common share	$0.46	$0.47	$0.88	$0.90
Diluted earnings per common share	$0.46	$0.46	$0.88	$0.89
Dividends declared per common share	$0.1875	$0.1625	$0.3750	$0.3250
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
NET INCOME	$70,726	$72,336	$134,963	$139,468
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 6)	(5,348)	1,986	(7,771)	1,259
Available-for-sale securities, net of tax (Note 6)	169	(103)	430	3
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(5,179)	1,883	(7,341)	1,262
TOTAL COMPREHENSIVE INCOME	$65,547	$74,219	$127,622	$140,730
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,963	$139,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78,241	70,013
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(17,991)	(31,867)
Deferred income tax expense	207,964	47,979
Allowance for equity funds used during construction	(16,440)	(15,013)
Other	15,351	10,863
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(41,370)	(19,758)
Inventory	(2,049)	1,326
Income tax receivable	(144,573)	—
Prepaid and other current assets	(5,126)	(8,166)
Accounts payable	17,226	(581)
Accrued compensation	(3,110)	(4,497)
Accrued interest	1,426	1,693
Accrued taxes	4,102	2,310
Other current liabilities	(1,670)	(532)
Estimated potential refund related to return on equity complaints	28,803	21,784
Other non-current assets and liabilities, net	1,335	(17,623)
Net cash provided by operating activities	257,082	197,399
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(392,348)	(318,187)
Other	4,008	(5,542)
Net cash used in investing activities	(388,340)	(323,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	200,000	225,000
Borrowings under revolving credit agreements	461,000	638,500
Net issuance of commercial paper, net of discount	215,801	49,974
Repayments of revolving credit agreements	(509,400)	(729,100)
Repayment of term loan credit agreement	(200,000)	—
Issuance of common stock	10,506	10,704
Dividends on common and restricted stock	(57,278)	(50,467)
Refundable deposits from generators for transmission network upgrades	12,468	981
Repurchase and retirement of common stock	(8,318)	(21,838)
Other	(1,326)	(12,375)
Net cash provided by financing activities	123,453	111,379
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,805)	(14,951)
CASH AND CASH EQUIVALENTS — Beginning of period	13,859	27,741
CASH AND CASH EQUIVALENTS — End of period	$6,054	$12,790
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
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in thousands)	2016	2015
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$95,366	$93,803
Income taxes paid — net	20,796	40,776
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	$100,390	$70,737
Allowance for equity funds used during construction	16,440	15,013
____________________________

(a)
Amounts consist of accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2016 or 2015, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five-step model to determine when a customer obtains control of a transferred good or service. The guidance is effective for annual reporting periods beginning after December 15, 2017 and may be adopted using a full or modified retrospective approach. We do not expect the guidance to have a material impact on our consolidated results of operations, cash flows, or financial position.
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
Classification and Measurement of Financial Instruments
In January 2016, the FASB issued authoritative guidance amending the classification and measurement of financial instruments. The guidance requires entities to carry most investments in equity securities at fair value and recognize changes in fair value in net income, unless the investment results in consolidation or equity method accounting. For financial liabilities measured using the fair value option, the change in fair value caused by a change in instrument-specific credit will be presented separately in other comprehensive income as opposed to reflecting the entire amount of the change in fair value in earnings. Additionally, the new guidance amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using a modified retrospective approach, with limited exceptions. We are currently assessing the impacts this guidance will have on our consolidated financial statements, including our disclosures.
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
Simplification of Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for employee share-based payment transactions. The new guidance (1) requires that an entity recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement, (2) allows an entity to elect as an accounting policy either to estimate forfeitures (as currently required) or account for forfeitures when they occur, (3) modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement to apply if the withholding amount does not exceed the maximum statutory tax rate and (4) specifies the statement of cash flow presentation for excess tax benefits and cash payments to taxing authorities when shares are withheld to meet tax withholding requirements. The new guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The various amendments require different transition methods including modified retrospective approach through a cumulative effect adjustment to retained earnings, prospective adoption and retrospective adoption. We are currently assessing the impacts this guidance will have on our consolidated financial statements, including our disclosures.
3.    REGULATORY MATTERS
ITC Interconnection
ITC Interconnection was formed in 2014 by ITC Holdings to pursue transmission investment opportunities. On June 1, 2016, ITC Interconnection acquired certain transmission assets from a merchant generating company and placed a newly constructed 345 kV transmission line in service. As a result, ITC Interconnection became a transmission owner in the FERC-approved RTO, PJM Interconnection, and is subject to rate-regulation by the FERC. The revenues earned by ITC Interconnection are based on its facilities reimbursement agreement with the merchant generating company. The financial results of ITC Interconnection are currently not material to our consolidated financial statements.
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
MISO Formula Rate Template Modifications Filing
On October 30, 2015, our MISO Regulated Operating Subsidiaries requested modifications, pursuant to Section 205 of the FPA, to certain aspects of their respective FERC-approved formula rate templates (“formula rate templates”) which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. Our MISO Regulated Operating Subsidiaries requested an effective date of January 1, 2016 for the proposed template changes. On December 30, 2015, the FERC conditionally accepted the formula rate template modifications and required a further compliance filing, which was made on February 8, 2016. On April 14, 2016, the FERC issued an order accepting the February 8, 2016 compliance filing, effective January 1, 2016. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that resulted in the joint applicants recovering excess amounts from customers. As of June 30, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate refund liability of $6.4 million and $10.4 million, respectively.
Challenges Regarding Bonus Depreciation
On December 18, 2015, Interstate Power and Light Company (“IP&L”) filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. FERC denied IP&L’s request that ITC Midwest be required to elect bonus depreciation in any past or future years; however, stakeholders will be able to challenge any decision by ITC Midwest not to take bonus depreciation in future years. On June 8, 2016, FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. Additionally, on April 15, 2016, Consumers Energy Company filed a formal challenge, or in the alternative, a complaint under Section 206 of the FPA, with the FERC against METC relating to METC’s historical practice of opting out of using bonus depreciation. On July 8, 2016, FERC denied Consumers Energy Company’s formal challenge and dismissed the complaint without prejudice.
These condensed consolidated financial statements reflect the election of bonus depreciation for tax years 2015 and 2016 and the corresponding effects on 2016 revenue requirements for our Regulated Operating Subsidiaries. Additionally, as required by the March 11, 2016 FERC order, we have simulated the election of bonus depreciation for ITC Midwest’s 2015 revenue requirement and included the impact of the corresponding refund obligation in these condensed consolidated financial statements. The total impact from reflecting the election of bonus depreciation as described above was lower revenues of $3.6 million and $9.0 million and lower net income of approximately $2.2 million and $5.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same period if bonus depreciation was not reflected. These matters also resulted in additional net deferred income tax liabilities of approximately $152.7 million and a corresponding income tax receivable as of June 30, 2016. We are unable to predict the final outcome of this matter; however, the election of bonus depreciation will result in higher cash flows in the year of the election and reduce our rate base and therefore decrease our revenues and net income over the tax lives of the eligible assets.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the complaints.
Cost-Based Formula Rate Templates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, using formula rate templates, and remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to make adjustments to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula rate templates do not require further action or FERC filings each year, although the template inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rate templates to calculate their respective annual revenue requirements unless the FERC determines any template to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 11 for detail on return on equity (“ROE”) matters including incentive adders approved by FERC in 2015.
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2016:

(in thousands)	Total
Net regulatory liability as of December 31, 2015	$(2,564)
Net refund of 2014 revenue deferrals and accruals, including accrued interest	11,190
Net revenue accrual for the six months ended June 30, 2016	7,206
Net accrued interest payable for the six months ended June 30, 2016	(405)
Net regulatory asset as of June 30, 2016	$15,427
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at June 30, 2016 as follows:

(in thousands)	Total
Current assets	$19,112
Non-current assets	29,290
Current liabilities	(22,168)
Non-current liabilities	(10,807)
Net regulatory asset as of June 30, 2016	$15,427
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2016 and December 31, 2015, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $29.7 million and $31.2 million (net of accumulated amortization of $28.7 million and $27.2 million) as of June 30, 2016 and December 31, 2015, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.6 million and $14.4 million (net of accumulated amortization of $1.2 million and $1.0 million) as of June 30, 2016 and December 31, 2015, respectively.
During each of the three month periods ended June 30, 2016 and 2015, we recognized $0.9 million of amortization expense of our intangible assets and $1.7 million during each of the six month periods ended June 30, 2016 and 2015. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2016 to be $3.3 million per year.
5.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2016, we held 10-year interest rate swap contracts with a notional amount of $200.0 million. We entered into two additional 10-year interest rate swap contracts in June 2016, with notional amounts of $50.0 million each and fixed interest rates of 1.736% and 1.631%. These interest rate swaps managed the interest rate risk associated with the unsecured Notes issued by ITC Holdings described below and were terminated in June 2016 by us in conjunction with this debt issuance. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps	Notional Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Notes	Loss on Derivative	Settlement Date
(Amounts in millions)
10-year interest rate swaps	$300.0	1.99%	1.37%	$17.2	June 2016
The interest rate swaps qualified for hedge accounting treatment and the loss of $17.2 million was recognized as of June 30, 2016 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the life of the related debt. The ineffective portion of the hedges was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2016 and was not material.
In July 2016, ITC Holdings entered into two 10-year interest rate swap contracts with notional amounts of $25.0 million and $50.0 million and fixed interest rates of 1.584% and 1.632%, respectively. The interest rate swaps manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of June 30, 2016, ITC Holdings had $384.2 million outstanding under the 6.05% Senior Notes.
The 10-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and pay interest semi-annually at various fixed rates effective for the 10-year period beginning January 31, 2018, after the agreements have been terminated. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of January 31, 2018. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
METC
On April 26, 2016, METC issued $200.0 million of 3.90% Senior Secured Notes, due April 26, 2046. The proceeds were used to repay the $200.0 million borrowed under METC’s term loan credit agreement. The METC Senior Secured Notes were issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400.0 million outstanding at any one time. As of June 30, 2016, ITC Holdings had approximately $312.0 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.8% and weighted average remaining days to maturity of 7 days. The proceeds from the issuances under the program were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement. The amount outstanding as of June 30, 2016 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
Unsecured Notes
On July 5, 2016, ITC Holdings issued $400.0 million aggregate principal amount of unsecured 3.25% Notes, due June 30, 2026. The proceeds from the issuance were used to repay the $161.0 million outstanding under ITC Holdings’ term loan credit agreement and for general corporate purposes, primarily the repayment of indebtedness outstanding under ITC Holdings’ commercial paper program discussed above. These Notes were issued under ITC Holdings’ indenture, dated April 18, 2013. As of June 30, 2016, the $161.0 million outstanding under ITC Holdings’ term loan credit agreement was presented within long-term debt due to the refinancing of the debt on a long term basis as supported by the issuance of these Notes.

Revolving Credit Agreements
At June 30, 2016, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$7.0	$393.0	(c)	1.7%	(d)	0.175%
ITCTransmission	100.0	59.8	40.2		1.4%	(e)	0.10%
METC	100.0	28.9	71.1		1.4%	(e)	0.10%
ITC Midwest	250.0	113.2	136.8		1.4%	(e)	0.10%
ITC Great Plains	150.0	62.6	87.4		1.4%	(e)	0.10%
Total	$1,000.0	$271.5	$728.5
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $81.0 million as of June 30, 2016.

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

On April 7, 2016, each of ITC Holdings and its Regulated Operating Subsidiaries amended its respective unsecured revolving credit agreement to allow for the consummation of the Merger (defined below in Note 12).
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of June 30, 2016, we were not in violation of any debt covenant.

6.    STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the six months ended June 30, 2016 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2015	152,699,077	$829,211	$875,595	$4,265	$1,709,071
Net income	—	—	134,963	—	134,963
Repurchase and retirement of common stock	(191,215)	(8,318)	—	—	(8,318)
Dividends declared ($0.375 per share)	—	—	(57,378)	—	(57,378)
Stock option exercises	378,250	9,278	—	—	9,278
Shares issued under the Employee Stock Purchase Plan	40,219	1,228	—	—	1,228
Issuance of restricted stock	460,739	—	—	—	—
Forfeiture of restricted stock	(17,037)	—	—	—	—
Forfeiture of performance shares	(5,008)	—	—	—	—
Share-based compensation, net of forfeitures	—	11,393	—	—	11,393
Other comprehensive loss, net of tax	—	—	—	(7,341)	(7,341)
Other	—	101	—	—	101
BALANCE, JUNE 30, 2016	153,365,025	$842,893	$953,180	$(3,076)	$1,792,997
The changes in stockholders’ equity for the six months ended June 30, 2015 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
Net income	—	—	139,468	—	139,468
Repurchase and retirement of common stock	(664,719)	(21,838)	—	—	(21,838)
Dividends declared ($0.325 per share)	—	—	(50,513)	—	(50,513)
Stock option exercises	1,068,085	9,608	—	—	9,608
Shares issued under the Employee Stock Purchase Plan	34,097	1,096	—	—	1,096
Issuance of restricted stock	243,493	—	—	—	—
Forfeiture of restricted stock	(44,034)	—	—	—	—
Issuance of performance shares	287,464	—	—	—	—
Forfeiture of performance shares	(4,447)	—	—	—	—
Share-based compensation, net of forfeitures	—	8,704	—	—	8,704
Other comprehensive income, net of tax	—	—	—	1,262	1,262
Other	—	46	—	—	46
BALANCE, JUNE 30, 2015	156,060,906	$920,807	$830,505	$6,078	$1,757,390

Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Balance at the beginning of period	$2,103	$4,195	$4,265	$4,816
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $100 and $86 for the three months ended June 30, 2016 and 2015, respectively, and net of tax of $192 and $161 for the six months ended June 30, 2016 and 2015, respectively)	111	125	230	261
(Loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $3,944 and $1,333 for the three months ended June 30, 2016 and 2015, respectively, and net of tax of $5,767 and $719 for the six months ended June 30, 2016 and 2015, respectively)	(5,459)	1,861	(8,001)	998
Derivative instruments, net of tax	(5,348)	1,986	(7,771)	1,259
Available-for-sale securities
Unrealized net gain (loss) on available-for-sale securities (net of tax of $122 and $74 for the three months ended June 30, 2016 and 2015, respectively, and net of tax of $309 and $2 for the six months ended June 30, 2016 and 2015, respectively)	169	(103)	430	3
Available-for-sale securities, net of tax	169	(103)	430	3
Total other comprehensive (loss) income, net of tax	(5,179)	1,883	(7,341)	1,262
Balance at the end of period	$(3,076)	$6,078	$(3,076)	$6,078
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to interest expense for the 12-month period ending June 30, 2017 is expected to be approximately $2.5 million.
7.    SHARE-BASED COMPENSATION
Long-Term Incentive Plan Grants
On May 19, 2016, pursuant to the 2015 Long-Term Incentive Plan, we granted 453,219 shares of restricted stock. Holders of outstanding restricted stock have all the rights of a holder of common stock of ITC Holdings, including dividend and voting rights. Restricted stock holders receive cash dividends at each dividend payment date. The restricted stock shares generally vest three years after the grant date. Holders of restricted shares generally may not sell, transfer or pledge their respective shares until vesting occurs.
Stock Option Exercises
We issued 378,250 and 1,203,376 shares of our common stock during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, due to the exercise of stock options.
8.    EARNINGS PER SHARE
We report both basic and diluted EPS. Our restricted stock contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing EPS. A reconciliation of both calculations for the three and six months ended June 30, 2016 and 2015 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share, per share data and percentages)	2016	2015	2016	2015
Numerator:
Net income	$70,726	$72,336	$134,963	$139,468
Less: dividends declared and paid — common and restricted shares	(28,693)	(25,248)	(57,278)	(50,467)
Undistributed earnings	42,033	47,088	77,685	89,001
Percentage allocated to common shares (a)	99.3%	99.3%	99.3%	99.2%
Undistributed earnings — common shares	41,739	46,758	77,141	88,289
Add: dividends declared and paid — common shares	28,487	25,076	56,890	50,100
Numerator for basic and diluted earnings per common share	$70,226	$71,834	$134,031	$138,389
Denominator:
Basic earnings per common share — weighted average common shares outstanding	151,770,359	154,228,727	151,615,321	154,100,335
Incremental shares for stock options, employee stock purchase plan shares and performance shares — weighted average assumed conversion	1,177,814	1,190,632	1,095,057	1,316,716
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	152,948,173	155,419,359	152,710,378	155,417,051
Per common share net income:
Basic	$0.46	$0.47	$0.88	$0.90
Diluted	$0.46	$0.46	$0.88	$0.89

____________________________

(a)	Weighted average common shares outstanding	151,770,359	154,228,727	151,615,321	154,100,335
	Weighted average restricted shares (participating securities)	1,003,216	1,134,649	993,032	1,171,852
	Total	152,773,575	155,363,376	152,608,353	155,272,187
	Percentage allocated to common shares	99.3%	99.3%	99.3%	99.2%
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

	2016	2015
Outstanding stock options, ESPP shares and performance shares (as of June 30)	3,709,118	4,244,903
Anti-dilutive stock options and ESPP shares (for the three and six months ended June 30)	—	1,078,158
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the second quarter of 2016, we contributed $2.8 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2016.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $5.2 million to the supplemental benefit plans during the second quarter of 2016. We do not expect to make any additional contributions to these plans in 2016.
Net periodic benefit cost for the pension plans, by component, was as follows for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$1,604	$1,624	$3,208	$3,248
Interest cost	872	924	1,744	1,848
Expected return on plan assets	(932)	(959)	(1,864)	(1,919)
Amortization of prior service credit	(4)	(11)	(8)	(21)
Amortization of unrecognized loss	876	1,060	1,752	2,121
Net pension cost	$2,416	$2,638	$4,832	$5,277
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2016, we contributed $3.7 million to the postretirement benefit plan. We expect to make estimated additional contributions of $3.7 million to the postretirement benefit plan during the second half of 2016.
Net postretirement benefit plan cost, by component, was as follows for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$1,855	$2,121	$3,710	$4,243
Interest cost	630	619	1,260	1,238
Expected return on plan assets	(531)	(463)	(1,061)	(926)
Amortization of unrecognized loss	—	125	—	250
Net postretirement cost	$1,954	$2,402	$3,909	$4,805
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.9 million for each of the three month periods ended June 30, 2016 and 2015, and $2.5 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at June 30, 2016, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$42,045	$—	$—
Mutual funds — equity securities	958	—	—
Total	$43,003	$—	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$49	$—	$—
Mutual funds — fixed income securities	35,813	—	—
Mutual funds — equity securities	976	—	—
Interest rate swap derivative	—	112	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(3,548)	—
Total	$36,838	$(3,436)	$—
As of June 30, 2016 and December 31, 2015, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consist of money market funds that are recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gain and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available-for-sale.
The asset and liability related to derivatives consist of interest rate swaps discussed in Note 5. The fair value of our interest rate swap derivatives as of December 31, 2015 was determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2016. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2015 included in our Form 10-K for such period and to Note 4 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,305.4 million and $3,879.7 million at June 30, 2016 and December 31, 2015, respectively. These fair values represent Level 2 measurements under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $3,853.7 million and $3,653.6 million at June 30, 2016 and December 31, 2015, respectively.

Revolving and Term Loan Credit Agreements
At June 30, 2016 and December 31, 2015, we had a consolidated total of $432.5 million and $680.9 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
In a separate, but related case involving a Michigan-based public utility that made similar industrial processing exemption claims, the Michigan Supreme Court ruled in July 2015 that the electric system, which involves altering voltage, constitutes an exempt, industrial processing activity. However, the ruling further held the electric system is also used for other functions that would not be exempt, and remanded the case to the Michigan Court of Claims to determine how the exemption applies to assets that are used in electric distribution activities. On March 30, 2016, ITCTransmission withdrew its administrative appeals, and subsequently filed a civil action in the Michigan Court of Claims seeking to have the use tax assessments at issue canceled. Given the status of this litigation as pending, ITCTransmission cannot estimate the timing of any potential tax assessments or refunds.
The amount of use tax associated with the exemptions taken by ITCTransmission through June 30, 2016 is estimated to be approximately $19.2 million, including interest. This amount includes approximately $10.5 million, including interest, assessed for the audit periods noted above. ITCTransmission believes that portions of the use tax assessments will be sustained upon resolution of this matter. ITCTransmission has recorded $9.1 million and $5.9 million for this contingent liability, including interest, as of June 30, 2016 and December 31, 2015, respectively, primarily as an increase to property, plant and equipment, which is a component of revenue requirement in our cost-based formula rate.
METC has also taken the industrial processing exemption, estimated to be approximately $10.1 million for open periods. METC has not been assessed any use tax liability and has not recorded any contingent liability as of June 30, 2016 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity is unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterated that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date for the Initial Complaint as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants, but were not able to reach resolution. On January 5, 2015, the Chief Judge of FERC issued an order which terminated settlement procedures and initiated the hearing process, with an initial decision due within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Initial Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 11.39% base ROE for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, which recommended a base ROE of 10.32% for the Initial Refund Period, with a maximum ROE of 11.35%. The initial decision is a non-binding recommendation to FERC on the Initial Complaint, and exceptions to the initial decision have been filed by the MISO TOs and the complainants. In resolving the Initial Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period. We anticipate a FERC order on the Initial Complaint by the end of 2016.
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by Arkansas Electric Cooperative Corporation, Mississippi Delta Energy Agency, Clarksdale Public Utilities Commission, Public Service Commission of Yazoo City and Hoosier Energy Rural Electric Cooperative, Inc., seeking a FERC order to reduce the base ROE used in the formula transmission rates of our MISO Regulated Operating Subsidiaries to 8.67%, with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable. On June 18, 2015, FERC accepted the Second Complaint and set it for hearing and settlement procedures. FERC also set the refund effective date for the Second Complaint as February 12, 2015.
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 10.75% base ROE for the period from February 12, 2015 through May 11, 2016 (the “Second Refund Period”). Updated data to be considered in establishing any new base ROE was filed by the parties to the Second Complaint in January 2016, including a recommendation in the updated MISO TO expert witness testimony to use a 10.96% base ROE. On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base ROE of 9.70% for the Second Refund Period, with a maximum ROE of 10.68%. The initial decision is a non-binding recommendation to FERC on the Second Complaint, and may be contested by the MISO TOs and/or the complainants. In resolving the Second Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period. We anticipate a FERC order on the Second Complaint in 2017.
We believe it is probable that refunds will be required for these matters and as of June 30, 2016, the estimated range of refunds on a pre-tax basis is expected to be from $196.8 million to $258.8 million for the period from November 12, 2013 through June 30, 2016. As of June 30, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $196.8 million and $168.0 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $8.2 million and $13.3 million for the three months ended June 30, 2016 and 2015, respectively, and $25.7 million and $20.8 million for the six months ended June 30, 2016 and 2015, respectively, and an increase in interest expense of $1.7 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. This resulted in an estimated after-tax reduction to net income of $6.2 million and $8.5 million for the three months ended June 30, 2016 and 2015, respectively, and $17.7 million and $13.3 million for the six months ended June 30, 2016 and 2015, respectively.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that these matters could result in an additional estimated pre-tax refund of up to $62.0 million (or a $38.1 million estimated after-tax reduction of net income) in excess of the amount recorded as of June 30, 2016. It is also possible the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of June 30, 2016, our MISO Regulated Operating Subsidiaries had a total of approximately $3.0 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3.0 million.
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
Challenges Regarding Bonus Depreciation
See “Challenges Regarding Bonus Depreciation” in Note 3 for discussion of these challenges.
Legal Matters Associated with Proposed Merger
Following the announcement of the Merger (defined below in Note 12), four putative state class action lawsuits have been filed by purported shareholders of ITC Holdings on behalf of a purported class of ITC Holdings shareholders. Initially, the four actions (Paolo Guerra v. Albert Ernst, et al., Harvey Siegelman v. Joseph L. Welch, et al., Alan Poland v. Fortis Inc., et al., Sanjiv Mehrotra v. Joseph L. Welch, et al.) were filed in the Oakland County Circuit Court of the State of Michigan. The complaints name as defendants a combination of ITC Holdings and the individual members of the ITC Holdings board of directors, Fortis Inc. (“Fortis”), FortisUS Inc. (“FortisUS”) and Element Acquisition Sub Inc. (“Merger Sub”). The complaints generally allege, among other things, that (1) ITC Holdings’ directors breached their fiduciary duties in connection with the Merger Agreement (defined below in Note 12), (including, but not limited to, various alleged breaches of duties of good faith, loyalty, care and independence), (2) ITC Holdings’ directors failed to take appropriate steps to maximize shareholder value and claims that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive and (3) a combination of ITC Holdings, Fortis, FortisUS and Merger Sub aided and abetted the purported breaches of fiduciary duties. The complaints seek class action certification and a variety of relief including, among other things, enjoining defendants from completing the proposed Merger, unspecified rescissory and compensatory damages, and costs, including attorneys’ fees and expenses. The Siegelman case was voluntarily dismissed by the plaintiff on March 22, 2016. On March 23, 2016, the state court entered an order directing that the related cases be consolidated under the caption In re ITC Holdings Corporation Shareholder Litigation. On April 8, 2016, Poland filed an amended complaint to add derivative claims on behalf of ITC Holdings.
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

On June 8, 2016, the state court denied a motion for summary disposition filed by ITC Holdings and the individual members of the ITC Holdings board of directors. ITC Holdings voluntarily made supplemental disclosures related to the Merger in response to certain allegations, which are set forth in a Form 8-K filed with the SEC on June 13, 2016. Nothing in those supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein.
On July 6, 2016, the federal actions were voluntarily dismissed by the federal plaintiffs. The federal plaintiffs reserved the right to make certain other claims, and ITC Holdings and the individual members of the ITC Holdings board of directors reserved the right to oppose any such claim.
On July 8, 2016, the plaintiffs in Poland filed a motion for class certification. On July 13, 2016, ITC Holdings and the individual members of the ITC Holdings board of directors filed their respective answers to the amended complaint in Poland. On July 19, 2016, the Poland state court issued a scheduling order, which, among other things, requires the parties to complete discovery by March 10, 2017, and sets a trial date for June 5, 2017. On July 25, 2016, the Poland state court issued an order allowing a new plaintiff, Washtenaw County Employees’ Retirement System, to intervene in the Poland case.
We believe the lawsuits are without merit and intend to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. See Note 12 for additional discussion on the proposed Merger.
12.    PROPOSED MERGER
On February 9, 2016, Fortis, FortisUS, Merger Sub and ITC Holdings entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into ITC Holdings, as a result of which ITC Holdings will become a subsidiary of FortisUS (the “Merger”). In the Merger, our shareholders will receive $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings (the “Merger consideration”). Under the Merger Agreement, outstanding options to acquire common stock of ITC Holdings will vest immediately prior to closing and be converted into the right to receive the difference between the Merger consideration and the exercise price of the option in cash, restricted stock will vest immediately prior to closing and be converted into the right to receive the Merger consideration in cash and performance shares will vest immediately prior to closing at the higher of target or actual performance through the effective time of the Merger and be converted into the right to receive the Merger consideration in cash. Upon completion of the Merger, ITC Holdings shareholders will hold approximately 27% of the common shares of Fortis. Fortis will apply to list its common shares on the New York Stock Exchange and will continue to have its shares listed on the Toronto Stock Exchange.
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
During the second quarter of 2016, the shareholders of Fortis and the shareholders of ITC Holdings approved and adopted the Merger Agreement at separately held special meetings. The Committee on Foreign Investment in the United States concluded its review of the Merger and confirmed on July 8, 2016 that there are no unresolved national security concerns with respect to the Merger. The closing of the Merger, expected to occur in late 2016, remains subject to the satisfaction of customary closing conditions and certain regulatory, state and federal approvals including, among others, those of the FERC, the U.S. Federal Trade Commission, the U.S. Department of Justice and various state utilities regulators. Many of these conditions are outside our control, and we cannot provide any assurance as to whether or when the Merger will be consummated or whether our shareholders will realize the anticipated benefits of completing the Merger. Also, if the Merger does not receive timely regulatory approval or if an event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty and other negative consequences that may materially and adversely affect our business, financial position and results of operations.
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
For the three and six months ended June 30, 2016, we expensed external legal, advisory and financial services fees related to the Merger of $12.4 million and $22.3 million, respectively, and certain internal labor and associated costs related to the Merger of approximately $3.2 million and $6.3 million, respectively. The external and internal costs related to the Merger will not be included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred at ITC Holdings.
Per the Merger Agreement, prior to completion of the Merger, there are certain restrictions on our ability to pay dividends other than those paid in the ordinary course of business with record dates and payment dates consistent with our past practice. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level for the foreseeable future.
See Note 11 for legal matters associated with the proposed Merger with Fortis.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. As discussed in Note 3, during the second quarter of 2016, ITC Interconnection became a transmission owner in the FERC-approved RTO, PJM Interconnection. As a result, the newly regulated transmission business at ITC Interconnection is included, along with our Regulated Operating Subsidiaries, in the regulated operations segment as of June 1, 2016. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Regulated operations (a)	$297,954	$274,990	$577,970	$547,440
ITC Holdings and other	288	209	595	386
Intercompany eliminations	(198)	(141)	(388)	(281)
Total Operating Revenues	$298,044	$275,058	$578,177	$547,545

	Three months ended		Six months ended
INCOME BEFORE INCOME TAXES:	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Regulated operations (a)	$166,639	$149,640	$319,426	$298,458
ITC Holdings and other	(50,734)	(34,208)	(99,541)	(75,434)
Total Income Before Income Taxes	$115,905	$115,432	$219,885	$223,024

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Regulated operations (a)	$102,935	$92,081	$197,120	$183,520
ITC Holdings and other	70,726	72,336	134,963	139,468
Intercompany eliminations	(102,935)	(92,081)	(197,120)	(183,520)
Total Net Income	$70,726	$72,336	$134,963	$139,468

TOTAL ASSETS:	June 30,	December 31,
(in thousands)	2016	2015
Regulated operations	$7,954,645	$7,463,557
ITC Holdings and other	4,344,359	4,147,915
Reconciliations / Intercompany eliminations (b)	(4,232,038)	(4,056,150)
Total Assets	$8,066,966	$7,555,322
____________________________

(a)	Amount includes the results of operations from ITC Interconnection for the period June 1, 2016 through June 30, 2016.

(b)
Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our subsidiaries in the regulated operations segment as compared to the classification in our condensed consolidated statements of financial position.

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
OVERVIEW
Through our Regulated Operating Subsidiaries and ITC Interconnection, we operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and upgrade the transmission networks to support new generating resources interconnecting to our transmission systems. We also are pursuing development projects not within our existing systems, which are likewise intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates, as discussed in Note 3 to the condensed consolidated financial statements under “— Cost-Based Formula Rate Templates with True-Up Mechanism.”
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the six months ended June 30, 2016 or that may affect future results include:

•
Our capital investment of $374.5 million at our Regulated Operating Subsidiaries and ITC Interconnection during the six months ended June 30, 2016, resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 5 to the condensed consolidated financial statements and borrowings under our revolving credit agreements in 2016 and 2015 to fund capital investment at our Regulated Operating Subsidiaries and ITC Interconnection as well as for general corporate purposes;

•	Debt maturing within one year of $451.2 million as of June 30, 2016 and the potentially higher interest rates associated with the additional financing required to repay this debt;

•
Recognition of the refund liability for the potential refund relating to the rate of return on equity (“ROE”) complaints, as described in Note 11 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenue and additional interest of $9.9 million and $28.8 million and an estimated after-tax reduction to net income of $6.2 million and $17.7 million for the three and six months ended June 30, 2016, respectively;

•
Election of bonus depreciation for tax years 2015 and 2016 as well as the simulation of ITC Midwest’s 2015 revenue requirement with the election of bonus depreciation. The total impact from these matters was lower revenues of approximately $3.6 million and $9.0 million and lower net income of approximately $2.2 million and $5.4 million, for the three and six months ended June 30, 2016, respectively. These matters also resulted in additional net deferred income tax liabilities of approximately $152.7 million and a corresponding income tax receivable as of June 30, 2016; and

•
The proposed Merger with Fortis, pursuant to which ITC Holdings will become a subsidiary of Fortis upon completion of the Merger as described below under “— Capital Project Updates and Other Recent Developments — Proposed Merger.” For the three and six months ended June 30, 2016, we expensed external legal, advisory and financial services fees related to the Merger of $12.4 million and $22.3 million, respectively, and certain internal labor and associated costs related to the Merger of approximately $3.2 million and $6.3 million, respectively. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Merger are not included as components of revenue requirement as they were incurred at ITC Holdings. We expect the total fees and costs related to the Merger will be material to our results of operations in 2016. The Merger is expected to be consummated in late 2016.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
Proposed Merger
On February 9, 2016, ITC Holdings entered into an agreement and plan of merger (the “Merger Agreement”) with Fortis, FortisUS and Merger Sub, pursuant to which Merger Sub will merge with and into ITC Holdings, as a result of which ITC Holdings will become a subsidiary of FortisUS (the “Merger”). In the Merger, our shareholders will receive $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings. On April 20, 2016, Fortis reached a definitive agreement with GIC Private Limited to acquire an indirect 19.9% equity interest in ITC Holdings upon completion of the Merger. Refer to Note 12 to the condensed consolidated financial statements for further explanation of the Merger.
Development Bonuses
We recognized general and administrative expenses of $0.9 million during the six months ended June 30, 2016 and $0.3 million and $9.8 million during the three and six months ended June 30, 2015, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. We did not recognize any general and administrative expenses for development bonuses during the three months ended June 30, 2016.
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
Thumb Loop Project
The Thumb Loop Project, constructed by ITCTransmission, consists of a 140-mile, double-circuit 345 kV transmission line and related substations that now serves as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. The final phase of the Thumb Loop Project was placed in-service in May 2015. Through June 30, 2016, ITCTransmission has invested $503.2 million in the Thumb Loop Project and any further investment to complete this project is not expected to be material.
ITC Interconnection
ITC Interconnection was formed in 2014 by ITC Holdings to pursue transmission investment opportunities. On June 1, 2016, ITC Interconnection acquired certain transmission assets from a merchant generating company and placed a newly constructed 345 kV transmission line in service. As a result, ITC Interconnection became a transmission owner in the FERC-approved RTO, PJM Interconnection, and is subject to rate-regulation by the FERC. The revenues earned by ITC Interconnection are based on its facilities reimbursement agreement with the merchant generating company. The financial results of ITC Interconnection are currently not material to our consolidated financial statements.
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
On October 16, 2014, FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity is unjust and unreasonable. FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterated that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. FERC set the refund effective date for the Initial Complaint as November 12, 2013.
During the fourth quarter of 2014, the MISO TOs engaged in the ordered FERC settlement procedures with the complainants, but were not able to reach resolution. On January 5, 2015, the Chief Judge of FERC issued an order which terminated settlement procedures and initiated the hearing process, with an initial decision due within 47 weeks of the order. On April 6, 2015, the MISO TOs filed expert witness testimony in the Initial Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of

11.39% base ROE for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, which recommended a base ROE of 10.32% for the Initial Refund Period, with a maximum ROE of 11.35%. The initial decision is a non-binding recommendation to FERC on the Initial Complaint, and exceptions to the initial decision have been filed by the MISO TOs and the complainants. In resolving the Initial Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used to determine any potential refund liability for the Initial Refund Period. The new base ROE as well as any ROE adders, subject to the limitations of the top end of any zone of reasonableness that is established, are expected to be used to calculate the refund liability for the Initial Refund Period. We anticipate a FERC order on the Initial Complaint by the end of 2016.
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by separate complainants, seeking a FERC order to reduce the base ROE used in the formula transmission rates of our MISO Regulated Operating Subsidiaries to 8.67%, with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable. On June 18, 2015, FERC accepted the Second Complaint and set it for hearing and settlement procedures. FERC also set the refund effective date for the Second Complaint as February 12, 2015.
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that FERC elects to change the base ROE, the testimony included a recommendation of 10.75% base ROE for the period from February 12, 2015 through May 11, 2016 (the “Second Refund Period”). Updated data to be considered in establishing any new base ROE was filed by the parties to the Second Complaint in January 2016, including a recommendation in the updated MISO TO expert witness testimony to use a 10.96% base ROE. On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base ROE of 9.70% for the Second Refund Period, with a maximum ROE of 10.68%. The initial decision is a non-binding recommendation to FERC on the Second Complaint, and may be contested by the MISO TOs and/or the complainants. In resolving the Second Complaint, we expect FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period. We anticipate a FERC order on the Second Complaint in 2017.
We believe it is probable that refunds will be required for these matters and as of June 30, 2016, the estimated range of refunds on a pre-tax basis is expected to be from $196.8 million to $258.8 million for the period from November 12, 2013 through June 30, 2016. As of June 30, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $196.8 million and $168.0 million, respectively, representing the low end of the range of potential refunds as of those dates, as there is no best estimate within the range of refunds. The recognition of this estimated liability resulted in a reduction in revenues of $8.2 million and $13.3 million for the three months ended June 30, 2016 and 2015, respectively, and $25.7 million and $20.8 million for the six months ended June 30, 2016 and 2015, respectively, and an increase in interest expense of $1.7 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. This resulted in an estimated after-tax reduction to net income of $6.2 million and $8.5 million for the three months ended June 30, 2016 and 2015, respectively, and $17.7 million and $13.3 million for the six months ended June 30, 2016 and 2015, respectively.
Based on the estimated range of refunds identified above, we believe that it is reasonably possible that these matters could result in an additional estimated pre-tax refund of up to $62.0 million (or a $38.1 million estimated after-tax reduction of net income) in excess of the amount recorded as of June 30, 2016. It is also possible the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of June 30, 2016, our MISO Regulated Operating Subsidiaries had a total of approximately $3.0 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3.0 million.
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
MISO Formula Rate Template Modifications Filing
On October 30, 2015, our MISO Regulated Operating Subsidiaries requested modifications, pursuant to Section 205 of the FPA, to certain aspects of their respective formula rate templates which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. Our MISO Regulated Operating Subsidiaries requested an effective date of January 1, 2016 for the proposed template changes. On December 30, 2015, the FERC conditionally accepted the formula rate template modifications and required a further compliance filing, which was made on February 8, 2016. On April 14, 2016, the FERC issued an order accepting the February 8, 2016 compliance filing, effective January 1, 2016. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that resulted in the joint applicants recovering excess amounts from customers. As of June 30, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate refund liability of $6.4 million and $10.4 million, respectively.
Challenges Regarding Bonus Depreciation
On December 18, 2015, IP&L filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. FERC denied IP&L’s request that ITC Midwest be required to elect bonus depreciation in any past or future years; however, stakeholders will be able to challenge any decision by ITC Midwest not to take bonus depreciation in future years. On June 8, 2016, FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. Additionally, on April 15, 2016, Consumers Energy Company filed a formal challenge, or in the alternative, a complaint under Section 206 of the FPA, with the FERC against METC relating to METC’s historical practice of opting out of using bonus depreciation. On July 8, 2016, FERC denied Consumers Energy Company’s formal challenge and dismissed the complaint without prejudice.
These condensed consolidated financial statements reflect the election of bonus depreciation for tax years 2015 and 2016 and the corresponding effects on 2016 revenue requirements for our Regulated Operating Subsidiaries. Additionally, as required by the March 11, 2016 FERC order, we have simulated the election of bonus depreciation for ITC Midwest’s 2015 revenue requirement and included the impact of the corresponding refund obligation in these condensed consolidated financial statements. The total impact from reflecting the election of bonus depreciation as described above was lower revenues of $3.6 million and $9.0 million and lower net income of approximately $2.2 million and $5.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same period if bonus depreciation was not reflected. These matters also resulted in additional net deferred income tax liabilities of approximately $152.7 million and a corresponding income tax receivable as of June 30, 2016. We are unable to predict the final outcome of this matter; however, the election of bonus depreciation will result in higher cash flows in the year of the election and reduce our rate base and therefore decrease our revenues and net income over the tax lives of the eligible assets. Bonus depreciation is currently enacted through 2019, with certain provisions that allow for an additional year of eligibility for certain property with long construction periods. If bonus depreciation is elected for a given year, we estimate that, based on an amount of tax additions that may be eligible for bonus depreciation representative of our investment plans in the near term, the higher deferred tax liabilities and the corresponding reduced rate base could reduce revenues recognized by us initially for that year by $15 million to $20 million, with a corresponding reduction to annual net income of $9 million to $12 million (disregarding any favorable effects from the use of the potential cash tax savings), with the negative effect on annual revenues and net income relating to each year’s election decreasing each year over the tax lives of the assets.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 11 to the condensed consolidated financial statements. The primary factor that is expected to continue to increase our revenues and earnings in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
Our Regulated Operating Subsidiaries and ITC Interconnection strive for high reliability of their systems and improvement in system accessibility for all generation resources. The FERC requires compliance with certain reliability standards and may take enforcement actions against violators, including the imposition of substantial fines. NERC is responsible for developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by NERC, as well as the standards of applicable regional entities under NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards. We believe that we meet the applicable standards in all material respects, although further investment in our transmission systems and an increase in maintenance activities will likely be needed to maintain compliance, improve reliability and address any new standards that may be promulgated.
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or increasing import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals, such as renewable generation portfolio standards. During the six months ended June 30, 2016, we made capital investments of $374.5 million at our Regulated Operating Subsidiaries and ITC Interconnection (in amounts of $85.2 million, $104.9 million, $154.3 million, $21.5 million and $8.6 million at ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection, respectively). The following table shows our actual and expected capital investments at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Investment for the	Capital
(in millions)	six months ended	Investment
Source of Investment	June 30, 2016 (a)	2016 — 2018
Current Transmission Systems	$272.8	$1,523
Regional Infrastructure	93.1	530
Total	$365.9	$2,053
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended				Six months ended			Percentage
	June 30,		Increase		June 30,		Increase	increase
(in thousands)	2016	2015	(decrease)	(decrease)	2016	2015	(decrease)	(decrease)
OPERATING REVENUES	$298,044	$275,058	$22,986	8.4%	$578,177	$547,545	$30,632	5.6%
OPERATING EXPENSES
Operation and maintenance	27,611	30,026	(2,415)	(8.0)%	52,207	55,588	(3,381)	(6.1)%
General and administrative	49,462	32,493	16,969	52.2%	95,170	73,387	21,783	29.7%
Depreciation and amortization	39,369	35,578	3,791	10.7%	78,241	70,013	8,228	11.8%
Taxes other than income taxes	22,350	18,786	3,564	19.0%	45,799	41,166	4,633	11.3%
Other operating (income) and expenses — net	(282)	(233)	(49)	21.0%	(546)	(469)	(77)	16.4%
Total operating expenses	138,510	116,650	21,860	18.7%	270,871	239,685	31,186	13.0%
OPERATING INCOME	159,534	158,408	1,126	0.7%	307,306	307,860	(554)	(0.2)%
OTHER EXPENSES (INCOME)
Interest expense — net	51,804	50,198	1,606	3.2%	102,221	98,672	3,549	3.6%
Allowance for equity funds used during construction	(8,921)	(7,464)	(1,457)	19.5%	(16,440)	(15,013)	(1,427)	9.5%
Other income	(480)	(189)	(291)	154.0%	(741)	(438)	(303)	69.2%
Other expense	1,226	431	795	184.5%	2,381	1,615	766	47.4%
Total other expenses (income)	43,629	42,976	653	1.5%	87,421	84,836	2,585	3.0%
INCOME BEFORE INCOME TAXES	115,905	115,432	473	0.4%	219,885	223,024	(3,139)	(1.4)%
INCOME TAX PROVISION	45,179	43,096	2,083	4.8%	84,922	83,556	1,366	1.6%
NET INCOME	$70,726	$72,336	$(1,610)	(2.2)%	$134,963	$139,468	$(4,505)	(3.2)%
Operating Revenues
Three months ended June 30, 2016 compared to three months ended June 30, 2015
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2016		2015		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$204,164	68.5%	$193,279	70.3%	$10,885	5.6%
Regional cost sharing revenues	86,146	28.9%	80,783	29.4%	5,363	6.6%
Point-to-point	4,339	1.5%	3,836	1.4%	503	13.1%
Scheduling, control and dispatch	3,244	1.1%	3,148	1.1%	96	3.0%
Other	8,400	2.8%	7,305	2.7%	1,095	15.0%
Recognition of rate refund liability	(8,249)	(2.8)%	(13,293)	(4.9)%	5,044	(37.9)%
Total	$298,044	100.0%	$275,058	100.0%	$22,986	8.4%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended June 30, 2016 as compared to the same period in 2015. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service. The increase was partially offset by an increase in revenue credits resulting from higher regional cost sharing revenue requirements and by the election of bonus depreciation as described in Note 3 of the condensed financial statements.
Regional cost sharing revenues increased primarily due to additional capital projects identified by MISO and SPP as eligible for regional cost sharing and these projects being placed in-service, in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project during the three months ended June 30, 2016 as compared to the same period in 2015.
The recognition of the refund liability for the potential refund relating to the ROE complaints, described in Note 11 to the condensed consolidated financial statements, resulted in a reduction to operating revenues of $8.2 million and $13.3 million during the three months ended June 30, 2016 and 2015, respectively. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the three months ended June 30, 2016 include revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2016		2015		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$407,445	70.5%	$390,255	71.3%	$17,190	4.4%
Regional cost sharing revenues	170,024	29.4%	155,333	28.4%	14,691	9.5%
Point-to-point	7,972	1.4%	8,050	1.5%	(78)	(1.0)%
Scheduling, control and dispatch	6,892	1.2%	6,363	1.2%	529	8.3%
Other	11,561	1.9%	8,380	1.5%	3,181	38.0%
Recognition of rate refund liability	(25,717)	(4.4)%	(20,836)	(3.9)%	(4,881)	23.4%
Total	$578,177	100.0%	$547,545	100.0%	$30,632	5.6%
Network revenues increased due primarily to higher net revenue requirements at our Regulated Operating Subsidiaries during the six months ended June 30, 2016 as compared to the same period in 2015. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service. The increase was partially offset by an increase in revenue credits resulting from higher regional cost sharing revenue requirements and by the election of bonus depreciation as described in Note 3 of the condensed financial statements.
Regional cost sharing revenues increased primarily due to additional capital projects identified by MISO and SPP as eligible for regional cost sharing and these projects being placed in-service, in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project during the six months ended June 30, 2016 as compared to the same period in 2015.
The recognition of the refund liability for the potential refund relating to the ROE complaints, described in Note 11 to the condensed consolidated financial statements, resulted in a reduction to operating revenues of $25.7 million and $20.8 million during the six months ended June 30, 2016 and 2015, respectively. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the six months ended June 30, 2016 include revenue accruals and deferrals as described in Note 3 to the condensed consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015
Operation and maintenance expenses decreased due primarily to lower vegetation management requirements.
General and administrative expenses
Three months ended June 30, 2016 compared to three months ended June 30, 2015
General and administrative expenses increased due primarily to higher external legal, advisory and consulting services for the Merger of $12.4 million and higher compensation and benefit expenses of $5.3 million due to personnel additions, additional stock compensation expense and retention bonuses.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
General and administrative expenses increased due primarily to higher external legal, advisory and consulting services for the Merger of $22.3 million and higher compensation and benefit expenses of $8.2 million due to personnel additions, additional stock compensation expense and retention bonuses. These increases were partially offset by lower development bonus expenses of $8.9 million as described under “Capital Project Updates and Other Recent Developments — Development Bonuses.”

Depreciation and amortization expenses
Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2015 capital additions, which are included in the assessments for 2016 personal property taxes.
Other Expenses (Income)
Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015
Interest Expense
Interest expense increased due primarily to the additional interest expense associated with the refund liability relating to the ROE complaints described in Note 11 to the financial statements and higher borrowing levels under our commercial paper program during the three and six months ended June 30, 2016 as compared to the same periods in 2015.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) increased due primarily to higher balances of construction work in progress eligible for AFUDC equity during 2016.
Income Tax Provision
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Our effective tax rates for the three months ended June 30, 2016 and 2015 were 39.0% and 37.3%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the proposed Merger, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $4.7 million (net of federal deductibility) during the three months ended June 30, 2016 compared to a state income tax provision of $4.1 million (net of federal deductibility) for the three months ended June 30, 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Our effective tax rates for the six months ended June 30, 2016 and 2015 were 38.6% and 37.5%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the proposed Merger, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $8.6 million (net of federal deductibility) during the six months ended June 30, 2016 compared to a state income tax provision of $8.1 million (net of federal deductibility) for the six months ended June 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach to fund our future capital requirements with cash from operations at our Regulated Operating Subsidiaries and ITC Interconnection, our existing cash and cash equivalents, issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 5 to the condensed consolidated financial statements). In addition, we may from time to time secure debt and equity funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt or equity securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

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

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated financial statements. We expect to make additional contributions of approximately $3.7 million to these plans in 2016.

In addition to the expected capital requirements above, any adverse determinations relating to the regulatory matters or contingencies described in Notes 3 and 11 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any of our other subsidiaries as well as the proceeds raised from the sale of our debt and equity securities. Each of our Regulated Operating Subsidiaries and ITC Interconnection, while wholly owned by ITC Holdings, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of June 30, 2016, we had consolidated indebtedness under our revolving and term loan credit agreements of $432.5 million, with unused capacity under our revolving credit agreements of $728.5 million. Additionally, ITC Holdings had $312.0 million of commercial paper issued and outstanding as of June 30, 2016, with the ability to issue an additional $88.0 million under the commercial paper program. The $161.0 million outstanding under ITC Holdings’ term loan credit agreement and $217.0 million of indebtedness outstanding under the ITC Holdings’ commercial paper program as of June 30, 2016 were repaid with the proceeds from the long-term debt issuance at ITC Holdings in early July 2016. See Note 5 to the condensed consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuances and use of proceeds in 2016.
As of June 30, 2016, we had approximately $139.3 million of fixed rate debt maturing within one year, which we expect to repay with commercial paper issued under the ITC Holdings’ commercial paper program. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB+	Baa2
ITC Holdings	Commercial Paper	A-2	Prime-2
ITCTransmission	First Mortgage Bonds	A	Al
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	First Mortgage Bonds	A	A1

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 5 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2015. As of June 30, 2016, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $257.1 million and $197.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $29.1 million, lower income taxes paid of $20.0 million and a decrease of $6.4 million in contributions to our retirement benefit plans during the six months ended June 30, 2016 compared to the same period in 2015.
Cash Flows From Investing Activities
Net cash used in investing activities was $388.3 million and $323.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment during the six months ended June 30, 2016 compared to the same period in 2015.
Cash Flows From Financing Activities
Net cash provided by financing activities was $123.5 million and $111.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided by financing activities was due primarily to higher net proceeds of $21.3 million associated with refundable deposits for transmission network upgrades and a decrease in the repurchase and retirement of common stock of $13.5 million during the six months ended June 30, 2016 compared to the same period in 2015. These increases were partially offset by lower net proceeds from the issuance of long-term debt of $25.0 million.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2015. There have been no material changes to that information since December 31, 2015, other than the items listed below and described in Note 5 to the condensed consolidated financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings;

•	The issuance of $200.0 million of secured 3.90% Senior Notes, due April 26, 2046, by METC, which repaid the $200.0 million borrowed under METC’s term loan credit agreement; and

•
The issuance in July 2016 of $400.0 million of unsecured 3.25% Notes, due June 30, 2026, by ITC Holdings, which repaid the $161.0 million outstanding under ITC Holdings’ term loan credit agreement and indebtedness under ITC Holdings’ commercial paper program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2015 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,305.4 million at June 30, 2016. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $3,853.7 million at June 30, 2016. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, at June 30, 2016. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2016 would decrease the fair value of debt by $166.1 million, and a decrease in interest rates of 10% at June 30, 2016 would increase the fair value of debt by $179.5 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2016, we had a consolidated total of $432.5 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at June 30, 2016 would increase or decrease interest expense by $0.6 million, respectively, for an annual period with a constant borrowing level of $432.5 million.
Commercial Paper
At June 30, 2016, ITC Holdings had $312.0 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by $0.2 million for an annual period with a continuous level of commercial paper outstanding of $312.0 million.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2016, we held 10-year interest rate swap contracts with a notional amount of $200.0 million. We entered into two additional 10-year interest rate swap contracts in June 2016, with notional amounts of $50.0 million each and fixed interest rates of 1.736% and 1.631%. These interest rate swaps managed the interest rate risk associated with the unsecured Notes issued by ITC Holdings described in Note 5 to the condensed consolidated financial statements and were terminated in June 2016 by us in conjunction with this debt issuance. In July 2016, ITC Holdings entered into two 10-year interest rate swap contracts with notional amounts of $25.0 million and $50.0 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of June 30, 2016, ITC Holdings had $384.2 million outstanding under the 6.05% Senior Notes. See Note 5 to the condensed consolidated financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2015, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 3 to the condensed consolidated financial statements for discussion of the challenges against ITC Midwest and METC relating to the use of bonus depreciation as well as Note 11 to the condensed consolidated financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries, and pending litigation associated with the proposed Merger with Fortis.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April (a)	1,202	$42.91	—	$—
May (a)	93,951	44.18	—	—
June (a)	1,277	45.32	—	—
Total (b)	96,430	$44.18	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)
Amount does not include 65,910 shares deemed issued and repurchased for accounting purposes in connection with the payment of the exercise price and tax withholding obligations relating to net option exercises.

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

4.44
Eighth Supplemental Indenture, dated as of March 31, 2016, between Michigan Electric Transmission Company, LLC and Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K filed on April 26, 2016)

4.45
Third Supplemental Indenture, dated as of July 5, 2016, between the Company and Wells Fargo Bank, National Association, as trustee, together with form of 3.25% Note due 2026 (filed with Registrant’s Form 8-K filed on July 5, 2016)

10.157
Amendment No. 1, dated as of April 7, 2016, to the Revolving Credit Agreement, dated as of March 28, 2014, by and among ITC Holdings, as the borrower, various financial institutions and other persons from time to time parties thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Barclays Bank PLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and Barclays Bank PLC and Wells Fargo Bank, National Association, as syndication agents (filed with Registrant’s Form 8-K filed on April 11, 2016).

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

10.162	Form of Restricted Stock Award Agreement for Executive Officers under 2015 Long Term Incentive Plan (May 2016)

10.163	Retention Award Letter, dated May 23, 2016, between ITC Holdings Corp. and Linda H. Blair

10.164	Retention Award Letter, dated May 23, 2016, between ITC Holdings Corp. and Rejji P. Hayes

10.165	Retention Award Letter, dated May 23, 2016, between ITC Holdings Corp. and Jon E. Jipping

10.166	Retention Award Letter, dated May 23, 2016, between ITC Holdings Corp. and Daniel J. Oginsky

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 28, 2016

ITC HOLDINGS CORP.
By:	/s/ Joseph L. Welch
Joseph L. Welch
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)