Form 10-Q
period 2016-09-30
ITC Holdings Corp.
filed 2016-11-04
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. and GIC Private Limited. There were 224,203,112 shares of common stock, no par value, outstanding as of November 3, 2016.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2016

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest and ITC Great Plains together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“FortisUS” are references to FortisUS Inc., an indirect subsidiary of Fortis;

•	“FPA” are references to the Federal Power Act;

•	“GIC” are references to GIC Private Limited;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•	“Merger” are references to the merger with Fortis, whereby ITC Holdings merged with Merger Sub and subsequently became an indirect subsidiary of FortisUS;

•	“Merger Agreement” are references to the agreement between Fortis, FortisUS, Merger Sub and ITC Holdings for the Merger;

•	“Merger Sub” are references to Element Acquisition Sub, Inc., an indirect subsidiary of Fortis that merged into ITC Holdings in the Merger;

•
“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NYSE” are references to the New York Stock Exchange;

•	“RTO” are references to Regional Transmission Organizations; and

•
“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$8,938	$13,859
Accounts receivable	137,942	104,262
Inventory	28,564	25,777
Regulatory assets	22,262	14,736
Prepaid and other current assets	13,403	10,608
Total current assets	211,109	169,242
Property, plant and equipment (net of accumulated depreciation and amortization of $1,562,532 and $1,487,713, respectively)	6,555,627	6,109,639
Other assets
Goodwill	950,163	950,163
Intangible assets (net of accumulated amortization of $30,736 and $28,242, respectively)	43,525	45,602
Regulatory assets	238,213	233,376
Deferred financing fees (net of accumulated amortization of $1,853 and $1,277, respectively)	1,885	2,498
Other	51,165	44,802
Total other assets	1,284,951	1,276,441
TOTAL ASSETS	$8,051,687	$7,555,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$139,045	$124,331
Accrued compensation	26,788	24,123
Accrued interest	45,656	52,577
Accrued taxes	28,748	44,256
Regulatory liabilities	137,014	44,964
Refundable deposits from generators for transmission network upgrades	6,295	2,534
Debt maturing within one year	185,825	395,105
Other	24,030	31,034
Total current liabilities	593,401	718,924
Accrued pension and postretirement liabilities	65,353	61,609
Deferred income taxes	964,588	735,426
Regulatory liabilities	251,187	254,788
Refundable deposits from generators for transmission network upgrades	32,975	18,077
Other	29,738	23,075
Long-term debt	4,298,329	4,034,352
Commitments and contingent liabilities (Notes 4 and 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 153,432,671 and 152,699,077 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	849,210	829,211
Retained earnings	969,761	875,595
Accumulated other comprehensive (loss) income	(2,855)	4,265
Total stockholders’ equity	1,816,116	1,709,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,051,687	$7,555,322
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
OPERATING REVENUES	$253,451	$273,189	$831,628	$820,734
OPERATING EXPENSES
Operation and maintenance	30,326	32,721	82,533	88,309
General and administrative	35,752	33,677	130,922	107,064
Depreciation and amortization	39,599	36,890	117,840	106,903
Taxes other than income taxes	22,645	20,463	68,444	61,629
Other operating (income) and expenses — net	(293)	(206)	(839)	(675)
Total operating expenses	128,029	123,545	398,900	363,230
OPERATING INCOME	125,422	149,644	432,728	457,504
OTHER EXPENSES (INCOME)
Interest expense — net	55,843	51,398	158,064	150,070
Allowance for equity funds used during construction	(10,002)	(6,421)	(26,442)	(21,434)
Other income	(408)	(384)	(1,149)	(804)
Other expense	1,254	1,372	3,635	2,969
Total other expenses (income)	46,687	45,965	134,108	130,801
INCOME BEFORE INCOME TAXES	78,735	103,679	298,620	326,703
INCOME TAX PROVISION	29,097	38,106	114,019	121,662
NET INCOME	$49,638	$65,573	$184,601	$205,041
Basic earnings per common share	$0.32	$0.42	$1.21	$1.32
Diluted earnings per common share	$0.32	$0.42	$1.20	$1.31
Dividends declared per common share	$0.2155	$0.1875	$0.5905	$0.5125
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
NET INCOME	$49,638	$65,573	$184,601	$205,041
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 7)	239	(2,169)	(7,532)	(910)
Available-for-sale securities, net of tax (Note 7)	(18)	18	412	21
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	221	(2,151)	(7,120)	(889)
TOTAL COMPREHENSIVE INCOME	$49,859	$63,422	$177,481	$204,152
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$184,601	$205,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117,840	106,903
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	8,450	1,164
Deferred income tax expense	220,309	76,103
Allowance for equity funds used during construction	(26,442)	(21,434)
Other	22,872	14,950
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(34,449)	(24,523)
Inventory	(2,746)	1,401
Prepaid and other current assets	(2,902)	(4,317)
Accounts payable	33,230	(1,120)
Accrued compensation	3,202	(1,520)
Accrued interest	(6,921)	(8,896)
Accrued taxes	(15,508)	(15,566)
Other current liabilities	(2,048)	132
Estimated refund related to return on equity complaints	87,734	40,269
Other non-current assets and liabilities, net	(145)	17,701
Net cash provided by operating activities	587,077	386,288
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(560,607)	(460,110)
Other	3,898	(14,969)
Net cash used in investing activities	(556,709)	(475,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	599,460	225,000
Borrowings under revolving credit agreements	790,000	909,400
Net issuance of commercial paper, net of discount	39,487	218,983
Retirement of long-term debt	(139,344)	—
Repayments of revolving credit agreements	(872,500)	(1,053,200)
Repayment of term loan credit agreements	(361,000)	—
Issuance of common stock	12,604	12,322
Dividends on common and restricted stock	(90,277)	(79,697)
Refundable deposits from generators for transmission network upgrades	28,798	3,458
Repayment of refundable deposits from generators for transmission network upgrades	(10,140)	(11,442)
Repurchase and retirement of common stock	(9,449)	(21,931)
Forward contracts of accelerated share repurchase program	—	(115,000)
Other	(22,928)	(2,676)
Net cash (used in) provided by financing activities	(35,289)	85,217
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,921)	(3,574)
CASH AND CASH EQUIVALENTS — Beginning of period	13,859	27,741
CASH AND CASH EQUIVALENTS — End of period	$8,938	$24,167
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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in thousands)	2016	2015
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$155,848	$153,350
Income taxes paid (a)	22,743	49,599
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	$99,754	$85,386
Allowance for equity funds used during construction	26,442	21,434
____________________________

(a)
Amount for the nine months ended September 30, 2016 does not include the income tax refund of $128.2 million received from the Internal Revenue Service (“IRS”) in August 2016, which resulted from the election of bonus depreciation as described in Note 4.

(b)
Amounts consist of accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2016 or 2015, respectively, but will be or have been included as a cash outflow from investing activities when paid.

2.    THE MERGER
On February 9, 2016, Fortis Inc. (“Fortis”), FortisUS Inc. (“FortisUS”), Element Acquisition Sub Inc. (“Merger Sub”) and ITC Holdings entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into ITC Holdings with ITC Holdings continuing as a surviving corporation and becoming a majority owned indirect subsidiary of FortisUS (the “Merger”). On April 20, 2016, FortisUS assigned its rights, interest, duties and obligations under the Merger Agreement to ITC Investment Holdings Inc. (“Investment Holdings”), a subsidiary of FortisUS formed to complete the Merger. On the same date, Fortis reached a definitive agreement with GIC Private Limited (“GIC”) for GIC to acquire an indirect 19.9% equity interest in ITC Holdings and debt securities to be issued by Investment Holdings for aggregate consideration of $1.228 billion in cash upon completion of the Merger. On October 14, 2016, ITC Holdings and Fortis completed the Merger contemplated by the Merger Agreement consistent with the terms described above. On the same date, the common shares of ITC Holdings were delisted from the New York Stock Exchange (“NYSE”) and the common shares of Fortis were listed and began trading on the NYSE. Fortis continues to have its shares listed on the Toronto Stock Exchange.
In the Merger, ITC Holdings shareholders received $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings (the “Merger consideration”). Upon completion of the Merger, ITC Holdings shareholders held approximately 27% of the common shares of Fortis. Under the Merger Agreement, outstanding options to acquire common stock of ITC Holdings vested immediately prior to closing and were converted into the right to receive the difference between the Merger consideration and the exercise price of each option in cash, restricted stock vested immediately prior to closing and was converted into the right to receive the Merger consideration in cash and performance shares vested immediately prior to closing at the higher of target or actual performance through the effective time of the Merger and were converted into the right to receive the Merger consideration in cash. The Merger consideration for purposes of settling the share-based compensation awards was $45.72.
For the three and nine months ended September 30, 2016, we expensed external legal, advisory and financial services fees related to the Merger of $2.0 million and $24.3 million, respectively, and certain internal labor and associated costs related to the Merger of approximately $3.1 million and $9.4 million, respectively, recorded within general and administrative expenses on the condensed consolidated statement of operations. In addition, subsequent to September 30, 2016 through the date of this filing, we have incurred external legal, advisory and financial services fees and certain internal labor and associated costs related to the Merger of approximately $75 million, including approximately $41 million of expense recognized due to the accelerated vesting of the share-based compensation awards described above. The external and internal costs related to the Merger will not be included as components of revenue requirement at our Regulated Operating Subsidiaries as they were incurred by ITC Holdings.
See Note 11 for legal matters associated with the Merger with Fortis.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Amendment to the Balance Sheet Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the balance sheet presentation of debt issuance costs. This new standard requires debt issuance costs to be shown as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. On January 1, 2016, we adopted this guidance retrospectively and have applied this change to all amounts presented in our condensed consolidated statements of financial position. The following shows the impact of this adoption on our previously reported consolidated statement of financial position as of December 31, 2015:

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
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may have a material impact on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five-step model to determine when a customer obtains control of a transferred good or service. The guidance is effective for annual reporting periods beginning after December 15, 2017 and may be adopted using a full or modified retrospective approach. We do not expect the guidance to have a material impact on our consolidated results of operations, cash flows or financial position. However, we are still evaluating the disclosure requirements, the impacts of the recent clarifying amendments that have been issued by the FASB and the transition method we will elect to adopt the guidance.

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
Accounting for Leases
In February 2016, the FASB issued authoritative guidance on accounting for leases, which impacts accounting by lessees as well as lessors. The new guidance creates a dual approach for lessee accounting, with lease classification determined in accordance with principles in existing lease guidance. Income statement presentation differs depending on the lease classification; however, both types of leases result in lessees recognizing a right-of-use asset and a lease liability, with limited exceptions. Under existing accounting guidance, operating leases are not recorded on the balance sheet of lessees. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied using a modified retrospective approach, with possible optional practical expedients. Early adoption is permitted. We are currently assessing the impacts this guidance will have on our consolidated financial statements, including our disclosures.
Simplification of Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for employee share-based payment transactions. The new guidance (1) requires that an entity recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement, (2) allows an entity to elect as an accounting policy either to estimate forfeitures (as currently required) or account for forfeitures when they occur, (3) modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement to apply if the withholding amount does not exceed the maximum statutory tax rate and (4) specifies the statement of cash flow presentation for excess tax benefits and cash payments to taxing authorities when shares are withheld to meet tax withholding requirements. Though the new guidance is not effective until January 1, 2017, we expect to early adopt the guidance in the fourth quarter of 2016. The various amendments require different transition methods including modified retrospective approach through a cumulative effect adjustment to retained earnings, prospective adoption and retrospective adoption. Assuming we adopt the guidance in the fourth quarter of 2016, we expect to record an adjustment to beginning retained earnings for excess tax benefits generated in years prior to adoption that were previously unrecognized. In addition, we expect to record an income tax benefit related to stock-based compensation that vested during 2016.
Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows
In August 2016, the FASB issued authoritative guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to address diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied retrospectively but may be applied prospectively if retrospective application would be impracticable. We are currently assessing the impacts this guidance will have on our classification of activity in our statement of cash flows.
4.    REGULATORY MATTERS
Regional Cost Allocation Refund
In October 2010, MISO and ITCTransmission made a filing with the Federal Energy Regulatory Commission (“FERC”) under Section 205 of the FPA to revise the MISO tariff to establish a methodology to allocate and recover costs of ITCTransmission’s Phase Angle Regulating Transformers (“PARs”) among MISO and other FERC-approved Regional Transmission Organizations (“RTOs”), New York Independent System Operator and PJM Interconnection (“other RTOs”). In December 2010, the FERC accepted the proposed revisions, subject to refund, while setting them for hearing and settlement procedures. On September 22, 2016, the FERC issued an order largely affirming the presiding administrative law judge’s initial decision issued in December 2012, which stated, among other things, that MISO and ITCTransmission failed to show that the other RTOs will benefit from the operation of ITCTransmission’s PARs. The FERC order requires ITCTransmission to provide refunds within 30 days for excess amounts collected from customers at the other RTOs. As a result of the FERC order, ITCTransmission will collect these revenues from network customers instead, resulting in an increase in network revenues and a decrease in regional cost sharing revenues and no material impact on total operating revenue or net income for the three and nine months ended September 30, 2016. ITCTransmission has recorded $28.7 million for this refund, including interest, in current liabilities on the condensed consolidated statements of financial position as of September 30, 2016, which resulted in a reduction to regional cost sharing revenues and an offsetting increase to network revenues for the three and nine months ended September 30, 2016. This refund, including interest, was provided to the other RTOs in October 2016. The timing for collection from our network customers of the amount refunded to the other RTOs has not yet been determined, but is expected to occur no later than 2018.
ITC Interconnection
ITC Interconnection was formed in 2014 by ITC Holdings to pursue transmission investment opportunities. On June 1, 2016, ITC Interconnection acquired certain transmission assets from a merchant generating company and placed a newly constructed 345 kV transmission line in service. As a result, ITC Interconnection became a transmission owner in PJM Interconnection, and is subject to rate-regulation by the FERC. The revenues earned by ITC Interconnection are based on its facilities reimbursement agreement with the merchant generating company. The financial results of ITC Interconnection are currently not material to our consolidated financial statements.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the Federal Power Act (“FPA”), to examine MISO’s funding policy for generator interconnections, which allows a transmission owner to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, the FERC suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and transmission owner to utilize the election to fund network upgrades. On January 8, 2016, MISO made a compliance filing to revise its funding policy to adopt the FERC suggestion to require mutual agreement between the customer and transmission owner (“TO”), with an effective date of June 24, 2015. ITCTransmission, METC and ITC Midwest (“MISO Regulated Operating Subsidiaries”), along with another MISO TO, are currently appealing the FERC’s orders on this issue. We do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
MISO Formula Rate Template Modifications Filing
On October 30, 2015, our MISO Regulated Operating Subsidiaries requested modifications, pursuant to Section 205 of the FPA, to certain aspects of their respective FERC-approved formula rate templates (“formula rate templates”) which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. Our MISO Regulated Operating Subsidiaries requested an effective date of January 1, 2016 for the proposed template changes. On December 30, 2015, the FERC conditionally accepted the formula rate template modifications and required a further compliance filing, which was made on February 8, 2016. On April 14, 2016, the FERC issued an order accepting the February 8, 2016 compliance filing, effective January 1, 2016. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that resulted in the joint applicants recovering excess amounts from customers. As of September 30, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate refund liability of $4.4 million and $10.4 million, respectively.
Challenges Regarding Bonus Depreciation
On December 18, 2015, Interstate Power and Light Company (“IP&L”) filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. The FERC denied IP&L’s request that ITC Midwest be required to elect bonus depreciation in any past or future years; however, stakeholders will be able to challenge any decision by ITC Midwest not to take bonus depreciation in future years. On June 8, 2016, the FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. On August 3, 2016, ITC Midwest filed a petition for review of the FERC’s March 11, 2016 and June 8, 2016 orders in the United States Court of Appeals, District of Columbia Circuit. On September 8, 2016, ITC Midwest filed a motion to defer the petition pending the issuance of a private letter ruling from the IRS. In a separate but related matter, on April 15, 2016, Consumers Energy Company filed a formal challenge, or in the alternative, a complaint under Section 206 of the FPA, with the FERC against METC relating to METC’s historical practice of opting out of using bonus depreciation. On July 8, 2016, the FERC denied Consumers Energy Company’s formal challenge and dismissed the complaint without prejudice.
These condensed consolidated financial statements reflect the election of bonus depreciation for tax years 2015 and 2016 and the corresponding effects on 2016 revenue requirements for our Regulated Operating Subsidiaries. Additionally, as required by the March 11, 2016 FERC order, we have simulated the election of bonus depreciation for ITC Midwest’s 2015 revenue requirement and included the impact of the corresponding refund obligation in these condensed consolidated financial statements. The total impact from reflecting the election of bonus depreciation as described above was lower revenues of $4.2 million and $13.2 million and lower net income of approximately $2.5 million and $7.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same period if bonus depreciation was not reflected. These matters also resulted in additional net deferred income tax liabilities of approximately $145.4 million as of September 30, 2016, and a corresponding income tax refund of $128.2 million, which was received from the IRS in August 2016. We are unable to predict the final outcome of this matter; however, the election of bonus depreciation will result in higher cash flows in the year of the election and reduce our rate base and therefore decrease our revenues and net income over the tax lives of the eligible assets.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the complaints.
Cost-Based Formula Rate Templates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, using formula rate templates, and remain in effect for a one-year period. By completing their formula rate templates on an annual basis, our Regulated Operating Subsidiaries are able to make adjustments to reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula rate templates do not require further action or FERC filings each year, although the template inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use formula rate templates to calculate their respective annual revenue requirements unless the FERC determines any template to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 11 for detail on return on equity (“ROE”) matters including incentive adders approved by the FERC in 2015.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2016:

(in thousands)	Total
Net regulatory liability as of December 31, 2015	$(2,564)
Net refund of 2014 revenue deferrals and accruals, including accrued interest	16,785
Net revenue deferral for the nine months ended September 30, 2016	(24,503)
Net accrued interest payable for the nine months ended September 30, 2016	(732)
Net regulatory liability as of September 30, 2016	$(11,014)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at September 30, 2016 as follows:

(in thousands)	Total
Current assets	$22,262
Non-current assets	18,678
Current liabilities	(15,714)
Non-current liabilities	(36,240)
Net regulatory liability as of September 30, 2016	$(11,014)
5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2016 and December 31, 2015, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173.4 million, $453.8 million and $323.0 million, respectively, which resulted from the ITCTransmission acquisition, the METC acquisition and ITC Midwest’s asset acquisition, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $28.9 million and $31.2 million (net of accumulated amortization of $29.5 million and $27.2 million) as of September 30, 2016 and December 31, 2015, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including the KETA Project and the Kansas V-Plan Project. The carrying amount of these intangible assets was $14.6 million and $14.4 million (net of accumulated amortization of $1.2 million and $1.0 million) as of September 30, 2016 and December 31, 2015, respectively.
During each of the three month periods ended September 30, 2016 and 2015, we recognized $0.8 million of amortization expense of our intangible assets, and we recognized $2.5 million during each of the nine month periods ended September 30, 2016 and 2015. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2016 to be $3.3 million per year.
6.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of September 30, 2016, ITC Holdings had $384.3 million outstanding under the 6.05% Senior Notes.

Interest Rate Swaps (in millions, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2016 swaps	$75.0	1.616%	10 years	January 2018
August 2016 swap	25.0	1.599%	10 years	January 2018
Total	$100.0
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
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2016, the fair value of the derivative instruments was an asset of less than $0.1 million and a liability of $0.2 million. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
In June 2016, we terminated $300.0 million of 10-year interest rate swap contracts that managed the interest rate risk associated with the unsecured Notes issued by ITC Holdings described below. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps (in millions, except percentages)	Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Notes	Loss on Derivatives	Settlement Date
10-year interest rate swaps	$300.0	1.99%	1.37%	$17.2	June 2016
The interest rate swaps qualified for cash flow hedge accounting treatment and the loss of $17.2 million was recognized in June 2016 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the life of the related debt. The ineffective portion of the hedges was recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2016 and was not material.
METC
On April 26, 2016, METC issued $200.0 million of 3.90% Senior Secured Notes, due April 26, 2046. The proceeds were used to repay the $200.0 million borrowed under METC’s term loan credit agreement. The METC Senior Secured Notes were issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400.0 million outstanding at any one time. As of September 30, 2016, ITC Holdings had approximately $135.9 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.8% and weighted average remaining days to maturity of 16 days. The proceeds from issuances under the program during the nine months ended September 30, 2016 were used to repay and retire the $139.3 million of ITC Holdings’ 5.875% Senior Notes, due September 30, 2016, and for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement. The amount outstanding as of September 30, 2016 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
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

Revolving Credit Agreements
At September 30, 2016, ITC Holdings and its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400.0	$7.0	$393.0	(c)	1.8%	(d)	0.175%
ITCTransmission	100.0	41.6	58.4		1.4%	(e)	0.10%
METC	100.0	25.8	74.2		1.4%	(e)	0.10%
ITC Midwest	250.0	104.3	145.7		1.4%	(e)	0.10%
ITC Great Plains	150.0	58.7	91.3		1.4%	(e)	0.10%
Total	$1,000.0	$237.4	$762.6
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $257.1 million as of September 30, 2016.

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

On April 7, 2016, each of ITC Holdings and its Regulated Operating Subsidiaries amended its respective unsecured revolving credit agreement to allow for the consummation of the Merger.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of September 30, 2016, we were not in violation of any debt covenant.

7.    STOCKHOLDERS’ EQUITY
The changes in stockholders’ equity for the nine months ended September 30, 2016 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2015	152,699,077	$829,211	$875,595	$4,265	$1,709,071
Net income	—	—	184,601	—	184,601
Repurchase and retirement of common stock	(215,791)	(9,449)	—	—	(9,449)
Dividends declared ($0.5905 per share)	—	—	(90,435)	—	(90,435)
Stock option exercises	473,519	11,376	—	—	11,376
Shares issued under the Employee Stock Purchase Plan	40,219	1,228	—	—	1,228
Issuance of restricted stock (a)	464,395	—	—	—	—
Forfeiture of restricted stock	(22,750)	—	—	—	—
Forfeiture of performance shares	(5,998)	—	—	—	—
Share-based compensation, net of forfeitures	—	16,685	—	—	16,685
Other comprehensive loss, net of tax	—	—	—	(7,120)	(7,120)
Other	—	159	—	—	159
BALANCE, SEPTEMBER 30, 2016	153,432,671	$849,210	$969,761	$(2,855)	$1,816,116
____________________________

(a)
On May 19, 2016, pursuant to the 2015 Long-Term Incentive Plan, we granted 453,219 shares of restricted stock, which vested as part of the closing of the Merger on October 14, 2016 as described in Note 2.

The changes in stockholders’ equity for the nine months ended September 30, 2015 were as follows:

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2014	155,140,967	$923,191	$741,550	$4,816	$1,669,557
Net income	—	—	205,041	—	205,041
Repurchase and retirement of common stock	(667,487)	(21,931)	—	—	(21,931)
Dividends declared ($0.5125 per share)	—	—	(79,691)	—	(79,691)
Stock option exercises (a)	1,165,435	10,599	—	—	10,599
Shares issued under the Employee Stock Purchase Plan	55,905	1,723	—	—	1,723
Issuance of restricted stock	254,711	—	—	—	—
Forfeiture of restricted stock	(53,197)	—	—	—	—
Issuance of performance shares	287,464	—	—	—	—
Forfeiture of performance shares	(6,713)	—	—	—	—
Share-based compensation, net of forfeitures	—	12,461	—	—	12,461
Forward contracts of accelerated share repurchase program	—	(115,000)	—	—	(115,000)
Other comprehensive loss, net of tax	—	—	—	(889)	(889)
Other	—	(6)	—	—	(6)
BALANCE, SEPTEMBER 30, 2015	156,177,085	$811,037	$866,900	$3,927	$1,681,864
____________________________

(a)
An additional 37,941 shares of our common stock were issued during the three months ended December 31, 2015 for stock option exercises. Total shares of 1,203,376 were issued during the year ended December 31, 2015 due to the exercise of stock options.

Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Balance at the beginning of period	$(3,076)	$6,078	$4,265	$4,816
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense — net (net of tax of $266 and $100 for the three months ended September 30, 2016 and 2015, respectively, and net of tax of $458 and $261 for the nine months ended September 30, 2016 and 2015, respectively)	375	111	605	372
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $98 and $1,639 for the three months ended September 30, 2016 and 2015, respectively, and net of tax of $5,865 and $920 for the nine months ended September 30, 2016 and 2015, respectively)	(136)	(2,280)	(8,137)	(1,282)
Derivative instruments, net of tax	239	(2,169)	(7,532)	(910)
Available-for-sale securities
Unrealized net (loss) gain on available-for-sale securities (net of tax of $13 for the three months ended September 30, 2016 and 2015, and net of tax of $296 and $15 for the nine months ended September 30, 2016 and 2015, respectively)	(18)	18	412	21
Available-for-sale securities, net of tax	(18)	18	412	21
Total other comprehensive income (loss), net of tax	221	(2,151)	(7,120)	(889)
Balance at the end of period	$(2,855)	$3,927	$(2,855)	$3,927
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to interest expense for the 12-month period ending September 30, 2017 is expected to be approximately $2.5 million.
The Merger
On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is an indirect subsidiary of Fortis and GIC, upon the closing of the Merger. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Refer to Note 2 for further details of the Merger.
8.    EARNINGS PER SHARE
We report both basic and diluted EPS. Our restricted stock contain rights to receive nonforfeitable dividends and thus, are participating securities requiring the two-class method of computing EPS. A reconciliation of both calculations for the three and nine months ended September 30, 2016 and 2015 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share, per share data and percentages)	2016	2015	2016	2015
Numerator:
Net income	$49,638	$65,573	$184,601	$205,041
Less: dividends declared and paid — common and restricted shares	(32,999)	(29,230)	(90,277)	(79,697)
Undistributed earnings	16,639	36,343	94,324	125,344
Percentage allocated to common shares (a)	99.3%	99.3%	99.3%	99.3%
Undistributed earnings — common shares	16,523	36,089	93,664	124,467
Add: dividends declared and paid — common shares	32,766	29,036	89,656	79,136
Numerator for basic and diluted earnings per common share	$49,289	$65,125	$183,320	$203,603
Denominator:
Basic earnings per common share — weighted average common shares outstanding	152,028,595	154,836,673	151,754,084	154,348,478
Incremental shares for stock options, employee stock purchase plan shares and performance shares — weighted average assumed conversion	1,189,049	687,035	1,126,616	1,104,516
Diluted earnings per common share — adjusted weighted average shares and assumed conversion	153,217,644	155,523,708	152,880,700	155,452,994
Per common share net income:
Basic	$0.32	$0.42	$1.21	$1.32
Diluted	$0.32	$0.42	$1.20	$1.31

____________________________

(a)	Weighted average common shares outstanding	152,028,595	154,836,673	151,754,084	154,348,478
	Weighted average restricted shares (participating securities)	1,088,340	1,040,212	1,025,033	1,127,490
	Total	153,116,935	155,876,885	152,779,117	155,475,968
	Percentage allocated to common shares	99.3%	99.3%	99.3%	99.3%
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

	2016	2015
Outstanding stock options, ESPP shares and performance shares (as of September 30)	3,613,464	4,138,180
Anti-dilutive stock options and ESPP shares (for the three and nine months ended September 30)	—	1,059,106
The Merger
On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is an indirect subsidiary of Fortis and GIC, upon the closing of the Merger. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Refer to Note 2 for further details of the Merger.

9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the nine months ended September 30, 2016, we contributed $2.8 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2016.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $5.2 million to the supplemental benefit plans during the nine months ended September 30, 2016. We do not expect to make any additional contributions to these plans in 2016.
Net periodic benefit cost for the pension plans, by component, was as follows for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$1,602	$1,624	$4,810	$4,872
Interest cost	872	924	2,616	2,772
Expected return on plan assets	(931)	(960)	(2,795)	(2,879)
Amortization of prior service credit	(5)	(10)	(13)	(31)
Amortization of unrecognized loss	877	1,061	2,629	3,182
Net pension cost	$2,415	$2,639	$7,247	$7,916
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the nine months ended September 30, 2016, we contributed $5.6 million to the postretirement benefit plan. We expect to make estimated additional contributions of $1.7 million to the postretirement benefit plan in 2016.
Net postretirement benefit plan cost, by component, was as follows for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$1,855	$2,121	$5,565	$6,364
Interest cost	631	620	1,891	1,858
Expected return on plan assets	(531)	(463)	(1,592)	(1,389)
Amortization of unrecognized loss	—	125	—	375
Net postretirement cost	$1,955	$2,403	$5,864	$7,208
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.

10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2016, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$42,231	$—	$—
Mutual funds — equity securities	1,049	—	—
Interest rate swap derivative	—	7	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(240)	—
Total	$43,280	$(233)	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents — cash equivalents	$49	$—	$—
Mutual funds — fixed income securities	35,813	—	—
Mutual funds — equity securities	976	—	—
Interest rate swap derivative	—	112	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(3,548)	—
Total	$36,838	$(3,436)	$—
As of September 30, 2016 and December 31, 2015, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our cash and cash equivalents consisted of money market funds that are recorded at cost plus accrued interest to approximate fair value. Our mutual funds consist of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gain and losses are recorded in earnings for investments classified as trading securities and other comprehensive income for investments classified as available-for-sale.
The asset and liability related to derivatives consist of interest rate swaps discussed in Note 6. The fair value of our interest rate swap derivatives is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2016. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2015 included in our Form 10-K for such period and to Note 5 of this Form 10-Q.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,592.1 million and $3,879.7 million at September 30, 2016 and December 31, 2015, respectively. These fair values represent Level 2 measurements under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,110.9 million and $3,653.6 million at September 30, 2016 and December 31, 2015, respectively.
Revolving and Term Loan Credit Agreements
At September 30, 2016 and December 31, 2015, we had a consolidated total of $237.4 million and $680.9 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
In a separate, but related case involving a Michigan-based public utility that made similar industrial processing exemption claims, the Michigan Supreme Court ruled in July 2015 that the electric system, which involves altering voltage, constitutes an exempt, industrial processing activity. However, the ruling further held the electric system is also used for other functions that would not be exempt, and remanded the case to the Michigan Court of Claims to determine how the exemption applies to assets that are used in electric distribution activities. On March 30, 2016, ITCTransmission withdrew its administrative appeals, and subsequently filed a civil action in the Michigan Court of Claims seeking to have the use tax assessments at issue canceled. This litigation is currently in the discovery stage. Given the preliminary status of this litigation, ITCTransmission cannot estimate the timing of any potential tax assessments or refunds.
The amount of use tax associated with the exemptions taken by ITCTransmission through September 30, 2016 is estimated to be approximately $20.2 million, including interest. This amount includes approximately $10.6 million, including interest, assessed for the audit periods noted above. ITCTransmission believes it is probable that portions of the use tax assessments will be sustained upon resolution of this matter and has recorded $9.5 million and $5.9 million for this contingent liability, including interest, as of September 30, 2016 and December 31, 2015, respectively, primarily as an increase to property, plant and equipment, which is a component of revenue requirement in our cost-based formula rate.
METC has also taken the industrial processing exemption, estimated to be approximately $10.4 million for open periods. METC has not been assessed any use tax liability and has not recorded any contingent liability as of September 30, 2016 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, ITCTransmission and METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
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

On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for ISO New England TOs, the FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. The previous methodology used only short-term growth projections. The FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case will be used in resolving the MISO ROE case.
On October 16, 2014, the FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. The FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity is unjust and unreasonable. The FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterated that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. The FERC set the refund effective date for the Initial Complaint as November 12, 2013.
On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint. On September 28, 2016, the FERC issued an order (the “September 2016 Order”) affirming the presiding administrative law judge’s initial decision and setting the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). Additionally, the rates established by the September 2016 Order will be used prospectively from the date of the order until a new approved rate is established by the Second Complaint described below, which result in an ROE used currently by ITCTransmission, METC and ITC Midwest of 11.35%, 11.35% and 11.32%, respectively. The September 2016 Order requires all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds within 30 days for the Initial Refund Period. The estimated refund for the Initial Complaint resulting from this FERC order, including interest, is $117.4 million for our MISO Regulated Operating Subsidiaries, recorded in current liabilities on the condensed consolidated statements of financial position. On October 21, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for an extension of nine months to provide refunds until July 28, 2017, which was granted by the FERC on October 28, 2016. Additionally, on October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the future exclusion of certain short-term growth projections in the two-step DCF analysis.
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by Arkansas Electric Cooperative Corporation, Mississippi Delta Energy Agency, Clarksdale Public Utilities Commission, Public Service Commission of Yazoo City and Hoosier Energy Rural Electric Cooperative, Inc., seeking a FERC order to reduce the base ROE used in the formula transmission rates of our MISO Regulated Operating Subsidiaries to 8.67%, with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable. On June 18, 2015, the FERC accepted the Second Complaint and set it for hearing and settlement procedures. The FERC also set the refund effective date for the Second Complaint as February 12, 2015.
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that the FERC elects to change the base ROE, the testimony included a recommendation of a 10.75% base ROE for the period from February 12, 2015 through May 11, 2016 (the “Second Refund Period”). Updated data to be considered in establishing any new base ROE was filed by the parties to the Second Complaint in January 2016, including a recommendation in the updated MISO TO expert witness testimony to use a 10.96% base ROE. On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base ROE of 9.70% for the Second Refund Period, with a maximum ROE of 10.68%. The initial decision is a non-binding recommendation to the FERC on the Second Complaint, and all parties, including the MISO TOs and the complainants, have filed briefs contesting various parts of the proposed findings and recommendations. In resolving the Second Complaint, we expect the FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period. We anticipate a FERC order on the Second Complaint in 2017.
In addition to the estimated refund for the Initial Complaint noted above, we believe it is probable that a refund will be required in connection with the Second Complaint. As of September 30, 2016, the estimated range of aggregate refunds for both the Initial Complaint and Second Complaint is expected to be from $219.0 million to $255.7 million on a pre-tax basis for the period from November 12, 2013 through September 30, 2016. As of September 30, 2016, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $255.7 million for the Initial Complaint and Second Complaint, representing the best estimate of the probable aggregate refunds based on the resolution of the Initial Complaint in the September 2016 Order. As of December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $168.0 million, which represented the low end of the range of potential refunds as of that date, as there was no best estimate within the range of refunds at that time. The recognition of this estimated liability resulted in the following impacts to our condensed consolidated results of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Increase (decrease) in:
Operating revenues	$(55.0)	$(18.0)	$(80.7)	$(38.8)
Interest expense	3.9	0.5	7.0	1.4
Estimated net income (a)	(35.7)	(11.2)	(53.4)	(24.5)
____________________________

(a)
Includes an effect on net income of $27.1 million for the three and nine months ended September 30, 2016 for revenue initially recognized in 2015, 2014 and 2013. There was no effect on net income for the three and nine months ended September 30, 2015 for revenue initially recognized in a prior period.

It is possible the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of September 30, 2016, our MISO Regulated Operating Subsidiaries had a total of approximately $2.9 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.9 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with the FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, the FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with the FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, the FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest filed a request with the FERC for rehearing on the approved incentive adder for independence and this request was subsequently denied by the FERC on January 6, 2016. An appeal of the FERC’s decision has been filed. Beginning September 28, 2016, these incentive adders have been applied to METC’s and ITC Midwest’s base ROEs in establishing their total authorized ROE rates, subject to the maximum ROE limitation in the September 2016 Order of 11.35%.
Challenges Regarding Bonus Depreciation
See “Challenges Regarding Bonus Depreciation” in Note 4 for discussion of these challenges.
Legal Matters Associated with the Merger
Following the announcement of the Merger, four putative state class action lawsuits were filed by purported shareholders of ITC Holdings on behalf of a purported class of ITC Holdings shareholders. Initially, the four actions (Paolo Guerra v. Albert Ernst, et al., Harvey Siegelman v. Joseph L. Welch, et al., Alan Poland v. Fortis Inc., et al., Sanjiv Mehrotra v. Joseph L. Welch, et al.) were filed in the Oakland County Circuit Court of the State of Michigan. The complaints name as defendants a combination of ITC Holdings and the individual members of the ITC Holdings board of directors, Fortis, FortisUS and Merger Sub. The complaints generally allege, among other things, that (1) ITC Holdings’ directors breached their fiduciary duties in connection with the Merger Agreement, (including, but not limited to, various alleged breaches of duties of good faith, loyalty, care and independence), (2) ITC Holdings’ directors failed to take appropriate steps to maximize shareholder value and claims that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive and (3) a combination of ITC Holdings, Fortis, FortisUS and Merger Sub aided and abetted the purported breaches of fiduciary duties. The complaints seek class action certification and a variety of relief including, among other things, enjoining defendants from completing the Merger, unspecified rescissory and compensatory damages, and costs, including attorneys’ fees and expenses. The Siegelman case was voluntarily dismissed by the plaintiff on March 22, 2016. On March 23, 2016, the state court entered an order directing that the related cases be consolidated under the caption In re ITC Holdings Corporation Shareholder Litigation. On April 8, 2016, Poland filed an amended complaint to add derivative claims on behalf of ITC Holdings.
On March 14, 2016, the Guerra state court action was dismissed by the plaintiff and refiled in the United States District Court, Eastern District of Michigan, as Paolo Guerra v. Albert Ernst, et al. The federal complaint names the same defendants (plus FortisUS), asserts the same general allegations and seeks the same types of relief as in the state court cases. On March 25, 2016, Guerra amended his federal complaint. The amended complaint dropped Fortis US, Fortis and Merger Sub as defendants and added claims alleging that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary proxy statement/prospectus, filed with the SEC in connection with the special meeting of shareholders to approve the Merger Agreement, was allegedly materially misleading and allegedly omitted material facts that were necessary to render it non-misleading.
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
We believe the remaining lawsuit is without merit and intend to vigorously defend against it. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. See Note 2 for additional discussion on the Merger.
12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. As discussed in Note 4, during the second quarter of 2016, ITC Interconnection became a transmission owner in the FERC-approved RTO, PJM Interconnection. As a result, the newly regulated transmission business at ITC Interconnection is included, along with our Regulated Operating Subsidiaries, in the regulated operations segment as of June 1, 2016. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Regulated operations (a)	$261,156	$273,012	$839,126	$820,452
ITC Holdings and other	93	334	688	720
Intercompany eliminations	(7,798)	(157)	(8,186)	(438)
Total Operating Revenues	$253,451	$273,189	$831,628	$820,734

	Three months ended		Nine months ended
INCOME BEFORE INCOME TAXES:	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Regulated operations (a)	$119,862	$138,532	$439,288	$436,990
ITC Holdings and other	(41,127)	(34,853)	(140,668)	(110,287)
Total Income Before Income Taxes	$78,735	$103,679	$298,620	$326,703

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Regulated operations (a)	$74,965	$85,971	$272,085	$269,491
ITC Holdings and other	49,638	65,573	184,601	205,041
Intercompany eliminations	(74,965)	(85,971)	(272,085)	(269,491)
Total Net Income	$49,638	$65,573	$184,601	$205,041

TOTAL ASSETS:	September 30,	December 31,
(in thousands)	2016	2015
Regulated operations	$7,969,771	$7,463,557
ITC Holdings and other	4,253,150	4,147,915
Reconciliations / Intercompany eliminations (b)	(4,171,234)	(4,056,150)
Total Assets	$8,051,687	$7,555,322
____________________________

(a)	Amount includes the results of operations from ITC Interconnection for the period June 1, 2016 through September 30, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, expectations with respect to various legal and regulatory proceedings and the Merger with Fortis based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2015, and the following:

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

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	ITC Holdings and its subsidiaries are subject to business uncertainties during the period of integration with Fortis that could adversely affect ITC Holdings’ financial results.

•	We will continue to incur substantial transaction-related costs in connection with the Merger.

•	We are the target of securities class action and derivative lawsuits, which could result in substantial costs and diversion of management’s time and resources.
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
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues through tariff rates charged for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC. The rates charged by our Regulated Operating Subsidiaries are established using cost-based formula rate templates, as discussed in Note 4 to the condensed consolidated financial statements under “— Cost-Based Formula Rate Templates with True-Up Mechanism.”
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the nine months ended September 30, 2016 or that may affect future results include:

•
Our capital expenditures of $560.6 million at our Regulated Operating Subsidiaries and ITC Interconnection during the nine months ended September 30, 2016 as described below under “— Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 6 to the condensed consolidated financial statements and borrowings under our revolving credit agreements in 2016 and 2015 to fund capital investment at our Regulated Operating Subsidiaries and ITC Interconnection as well as for general corporate purposes;

•	Debt maturing within one year of $185.8 million as of September 30, 2016 and the potentially higher interest rates associated with the additional financing required to repay this debt;

•
Recognition of the liability for the refund and potential refund relating to the rate of return on equity (“ROE”) complaints, as described in Note 11 to the condensed consolidated financial statements, which resulted in a total estimated pre-tax reduction of revenue and additional interest of $58.9 million and $87.7 million and an estimated after-tax reduction to net income of $35.7 million and $53.4 million for the three and nine months ended September 30, 2016, respectively;

•
Election of bonus depreciation for tax years 2015 and 2016 as well as the simulation of ITC Midwest’s 2015 revenue requirement with the election of bonus depreciation. The total impact from these matters was lower revenues of approximately $4.2 million and $13.2 million and lower net income of approximately $2.5 million and $7.9 million, for the three and nine months ended September 30, 2016, respectively. These matters also resulted in additional net deferred income tax liabilities of approximately $145.4 million as of September 30, 2016, and a corresponding income tax refund of $128.2 million, which was received from the Internal Revenue Service (“IRS”) in August 2016;

•
Recognition of the refund liability, including interest, associated with regional cost allocation as described in Note 4 to the condensed consolidated financial statements, which resulted in a reduction to regional cost sharing revenues and an offsetting increase to network revenues for the three and nine months ended September 30, 2016. This refund, including interest, was provided to New York Independent System Operator and PJM Interconnection (“other RTOs”) in October 2016. The timing for collection from our network customers of the amount refunded to the other RTOs has not yet been determined, but is expected to occur no later than 2018; and

•
As a result of the Merger with Fortis consummated on October 14, 2016, ITC Holdings became an indirect subsidiary of Fortis as described below under “— Capital Project Updates and Other Recent Developments — The Merger.” For the three and nine months ended September 30, 2016, we expensed external legal, advisory and financial services fees of $2.0 million and $24.3 million, respectively, and certain internal labor and associated costs of approximately $3.1 million and $9.4 million, respectively, related to the Merger, recorded within general and administrative expenses. In addition, subsequent to September 30, 2016 through the date of this filing, we have incurred external legal, advisory and financial services fees and certain internal labor and associated costs related to the Merger of approximately $75 million, including approximately $41 million of expense recognized due to the accelerated vesting of the share-based compensation awards described in Note 2 to the condensed consolidated financial statements. Certain amounts of the external costs are not expected to be deductible for income tax purposes. The external and internal costs related to the Merger are not included as components of revenue requirement as they were incurred at ITC Holdings.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
The Merger
On February 9, 2016, ITC Holdings entered into the Merger Agreement with Fortis, FortisUS and Merger Sub. On April 20, 2016, Fortis reached a definitive agreement with GIC Private Limited for GIC to acquire an indirect 19.9% equity interest in ITC Holdings upon completion of the Merger. On October 14, 2016, ITC Holdings and Fortis completed the Merger contemplated by the Merger Agreement. On the same date, the common shares of ITC Holdings were delisted from the NYSE and the common shares of Fortis were listed and began trading on the NYSE. Fortis continues to have its shares listed on the Toronto Stock Exchange. As a result of the Merger, Merger Sub merged with and into ITC Holdings with ITC Holdings continuing as the surviving corporation and becoming a majority owned indirect subsidiary of FortisUS. In the Merger, ITC Holdings shareholders received $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings. Refer to Note 2 to the condensed consolidated financial statements for further details on the Merger.
Development Bonuses
We recognized general and administrative expenses of $0.9 million during the nine months ended September 30, 2016 and $0.3 million and $10.1 million during the three and nine months ended September 30, 2015, respectively, for bonuses for certain development projects, including the successful completion of certain milestones relating to projects at ITC Great Plains. We did not recognize any general and administrative expenses for development bonuses during the three months ended September 30, 2016.

Regional Infrastructure Projects
2011 MISO Multi-Value Projects
In December 2011, MISO approved a portfolio of Multi-Value Projects (“MVPs”) which includes portions of four MVPs that we will construct, own and operate. The four MVPs are located in south central Minnesota, northern and southeast Iowa, southwest Wisconsin, and northeast Missouri and are in various stages of construction at ITC Midwest.
Thumb Loop Project
The Thumb Loop Project, constructed by ITCTransmission, consists of a 140-mile, double-circuit 345 kV transmission line and related substations that now serves as the backbone of the transmission system needed to accommodate future wind development projects in the Michigan counties of Tuscola, Huron, Sanilac and St. Clair. The final phase of the Thumb Loop Project was placed in-service in May 2015. Through September 30, 2016, ITCTransmission has invested $503.5 million in the Thumb Loop Project and any further investment to complete this project is not expected to be material.
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
On October 16, 2014, the FERC granted the complainants’ request in part by setting the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. The FERC found that the complainants failed to show that the use of actual or FERC-approved capital structures that include more than 50% equity is unjust and unreasonable. The FERC also denied the request to terminate ITCTransmission’s and METC’s ROE incentives. The order reiterated that any TO’s total ROE rate is limited by the top end of a zone of reasonableness and the TO’s ability to implement the full amount of previously granted ROE adders may be affected by the outcome of the hearing. The FERC set the refund effective date for the Initial Complaint as November 12, 2013.
On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint. On September 28, 2016, the FERC issued an order (the “September 2016 Order”) affirming the presiding administrative law judge’s initial decision and setting the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). Additionally, the rates established by the September 2016 Order will be used prospectively from the date of the order until a new approved rate is established by the Second Complaint described below, which result in an ROE used currently by ITCTransmission, METC and ITC Midwest of 11.35%, 11.35% and 11.32%, respectively. The September 2016 Order requires all MISO TOs, including ITCTransmission, METC and ITC Midwest, to provide refunds within 30 days for the Initial Refund Period. The estimated refund for the Initial Complaint resulting from this FERC order, including interest, is $117.4 million for our MISO Regulated Operating Subsidiaries, recorded in current liabilities on the condensed consolidated statements of financial position. On October 21, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for an extension of nine months to provide refunds until July 28, 2017, which was granted by the FERC on October 28, 2016. Additionally, on October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the future exclusion of certain short-term growth projections in the two-step DCF analysis.

On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by separate complainants, seeking a FERC order to reduce the base ROE used in the formula transmission rates of our MISO Regulated Operating Subsidiaries to 8.67%, with an effective date of February 12, 2015. On March 11, 2015, the MISO TOs filed an answer to the Second Complaint with the FERC supporting the current base ROE as just and reasonable. On June 18, 2015, the FERC accepted the Second Complaint and set it for hearing and settlement procedures. The FERC also set the refund effective date for the Second Complaint as February 12, 2015.
On October 20, 2015, the MISO TOs filed expert witness testimony in the Second Complaint proceeding supporting the existing base ROE as just and reasonable. However, in the event that the FERC elects to change the base ROE, the testimony included a recommendation of a 10.75% base ROE for the period from February 12, 2015 through May 11, 2016 (the “Second Refund Period”). Updated data to be considered in establishing any new base ROE was filed by the parties to the Second Complaint in January 2016, including a recommendation in the updated MISO TO expert witness testimony to use a 10.96% base ROE. On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base ROE of 9.70% for the Second Refund Period, with a maximum ROE of 10.68%. The initial decision is a non-binding recommendation to the FERC on the Second Complaint, and all parties, including the MISO TOs and the complainants, have filed briefs contesting various parts of the proposed findings and recommendations. In resolving the Second Complaint, we expect the FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period. We anticipate a FERC order on the Second Complaint in 2017.
In addition to the estimated refund for the Initial Complaint noted above, we believe it is probable that a refund will be required in connection with the Second Complaint. As of September 30, 2016, the estimated range of aggregate refunds for both the Initial Complaint and Second Complaint is expected to be from $219.0 million to $255.7 million on a pre-tax basis for the period from November 12, 2013 through September 30, 2016. As of September 30, 2016, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $255.7 million for the Initial Complaint and Second Complaint, representing the best estimate of the probable aggregate refunds based on the resolution of the Initial Complaint in the September 2016 Order. As of December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate estimated regulatory liability of $168.0 million, which represented the low end of the range of potential refunds as of that date, as there was no best estimate within the range of refunds at that time. The recognition of this estimated liability resulted in the following impacts to our condensed consolidated results of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Increase (decrease) in:
Operating revenues	$(55.0)	$(18.0)	$(80.7)	$(38.8)
Interest expense	3.9	0.5	7.0	1.4
Estimated net income	(35.7)	(11.2)	(53.4)	(24.5)
It is possible the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. As of September 30, 2016, our MISO Regulated Operating Subsidiaries had a total of approximately $2.9 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $2.9 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with the FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, the FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with the FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, the FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest filed a request with the FERC for rehearing on the approved incentive adder for independence and this request was subsequently denied by the FERC on January 6, 2016. An appeal of the FERC’s decision has been filed. Beginning September 28, 2016, these incentive adders have been applied to METC’s and ITC Midwest’s base ROEs in establishing their total authorized ROE rates, subject to the maximum ROE limitation in the September 2016 Order of 11.35%.

MISO Formula Rate Template Modifications Filing
On October 30, 2015, our MISO Regulated Operating Subsidiaries requested modifications, pursuant to Section 205 of the FPA, to certain aspects of their respective formula rate templates which included, among other things, changes to ensure that various income tax items are computed correctly for purposes of determining their revenue requirements. Our MISO Regulated Operating Subsidiaries requested an effective date of January 1, 2016 for the proposed template changes. On December 30, 2015, the FERC conditionally accepted the formula rate template modifications and required a further compliance filing, which was made on February 8, 2016. On April 14, 2016, the FERC issued an order accepting the February 8, 2016 compliance filing, effective January 1, 2016. The formula rate templates, prior to any proposed modifications, include certain deferred income taxes on contributions in aid of construction in rate base that resulted in the joint applicants recovering excess amounts from customers. As of September 30, 2016 and December 31, 2015, our MISO Regulated Operating Subsidiaries had recorded an aggregate refund liability of $4.4 million and $10.4 million, respectively.
Challenges Regarding Bonus Depreciation
On December 18, 2015, IP&L filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. The FERC denied IP&L’s request that ITC Midwest be required to elect bonus depreciation in any past or future years; however, stakeholders will be able to challenge any decision by ITC Midwest not to take bonus depreciation in future years. On June 8, 2016, the FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. On August 3, 2016, ITC Midwest filed a petition for review of the FERC’s March 11, 2016 and June 8, 2016 orders in the United States Court of Appeals, District of Columbia Circuit. On September 8, 2016, ITC Midwest filed a motion to defer the petition pending the issuance of a private letter ruling from the IRS. Additionally, on April 15, 2016, Consumers Energy Company filed a formal challenge, or in the alternative, a complaint under Section 206 of the FPA, with the FERC against METC relating to METC’s historical practice of opting out of using bonus depreciation. On July 8, 2016, the FERC denied Consumers Energy Company’s formal challenge and dismissed the complaint without prejudice.
These condensed consolidated financial statements reflect the election of bonus depreciation for tax years 2015 and 2016 and the corresponding effects on 2016 revenue requirements for our Regulated Operating Subsidiaries. Additionally, as required by the March 11, 2016 FERC order, we have simulated the election of bonus depreciation for ITC Midwest’s 2015 revenue requirement and included the impact of the corresponding refund obligation in these condensed consolidated financial statements. The total impact from reflecting the election of bonus depreciation as described above was lower revenues of $4.2 million and $13.2 million and lower net income of approximately $2.5 million and $7.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same period if bonus depreciation was not reflected. These matters also resulted in additional net deferred income tax liabilities of approximately $145.4 million as of September 30, 2016, and a corresponding income tax refund of $128.2 million, which was received from the IRS in August 2016. We are unable to predict the final outcome of this matter; however, the election of bonus depreciation will result in higher cash flows in the year of the election and reduce our rate base and therefore decrease our revenues and net income over the tax lives of the eligible assets. Bonus depreciation is currently enacted through 2019, with certain provisions that allow for an additional year of eligibility for certain property with long construction periods. If bonus depreciation is elected for a given year, we estimate that, based on an amount of tax additions that may be eligible for bonus depreciation representative of our investment plans in the near term, the higher deferred tax liabilities and the corresponding reduced rate base could reduce revenues recognized by us initially for that year by $15 million to $20 million, with a corresponding reduction to annual net income of $9 million to $12 million (disregarding any favorable effects from the use of the potential cash tax savings), with the negative effect on annual revenues and net income relating to each year’s election decreasing each year over the tax lives of the assets.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or increasing import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals, such as renewable generation portfolio standards. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries and ITC Interconnection:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	nine months ended	Expenditures
(in millions)	September 30, 2016	2017 — 2021
Expenditures for property, plant and equipment (a)	$560.6	$2,811
____________________________

(a)
Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the allowance for equity funds used during construction as well as accrued liabilities for construction, labor and materials that have not yet been paid.

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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in thousands)	2016	2015	(decrease)	(decrease)	2016	2015	(decrease)	(decrease)
OPERATING REVENUES	$253,451	$273,189	$(19,738)	(7.2)%	$831,628	$820,734	$10,894	1.3%
OPERATING EXPENSES
Operation and maintenance	30,326	32,721	(2,395)	(7.3)%	82,533	88,309	(5,776)	(6.5)%
General and administrative	35,752	33,677	2,075	6.2%	130,922	107,064	23,858	22.3%
Depreciation and amortization	39,599	36,890	2,709	7.3%	117,840	106,903	10,937	10.2%
Taxes other than income taxes	22,645	20,463	2,182	10.7%	68,444	61,629	6,815	11.1%
Other operating (income) and expenses — net	(293)	(206)	(87)	42.2%	(839)	(675)	(164)	24.3%
Total operating expenses	128,029	123,545	4,484	3.6%	398,900	363,230	35,670	9.8%
OPERATING INCOME	125,422	149,644	(24,222)	(16.2)%	432,728	457,504	(24,776)	(5.4)%
OTHER EXPENSES (INCOME)
Interest expense — net	55,843	51,398	4,445	8.6%	158,064	150,070	7,994	5.3%
Allowance for equity funds used during construction	(10,002)	(6,421)	(3,581)	55.8%	(26,442)	(21,434)	(5,008)	23.4%
Other income	(408)	(384)	(24)	6.3%	(1,149)	(804)	(345)	42.9%
Other expense	1,254	1,372	(118)	(8.6)%	3,635	2,969	666	22.4%
Total other expenses (income)	46,687	45,965	722	1.6%	134,108	130,801	3,307	2.5%
INCOME BEFORE INCOME TAXES	78,735	103,679	(24,944)	(24.1)%	298,620	326,703	(28,083)	(8.6)%
INCOME TAX PROVISION	29,097	38,106	(9,009)	(23.6)%	114,019	121,662	(7,643)	(6.3)%
NET INCOME	$49,638	$65,573	$(15,935)	(24.3)%	$184,601	$205,041	$(20,440)	(10.0)%

Operating Revenues
Three months ended September 30, 2016 compared to three months ended September 30, 2015
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2016		2015		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$240,215	94.8%	$205,527	75.2%	$34,688	16.9%
Regional cost sharing revenues	55,867	22.0%	85,616	31.3%	(29,749)	(34.7)%
Point-to-point	5,637	2.2%	3,922	1.4%	1,715	43.7%
Scheduling, control and dispatch	3,540	1.4%	3,328	1.2%	212	6.4%
Other	3,168	1.3%	1,383	0.5%	1,785	129.1%
Recognition of rate refund liability	(54,976)	(21.7)%	(26,587)	(9.6)%	(28,389)	106.8%
Total	$253,451	100.0%	$273,189	100.0%	$(19,738)	(7.2)%
The recognition of the refund liability associated with regional cost allocation, described in Note 4 to the condensed consolidated financial statements, resulted in a reduction to regional cost sharing revenues of $28.7 million and an offsetting increase to network revenues during the three months ended September 30, 2016.
Network revenues also increased partially due to higher net revenue requirements at our Regulated Operating Subsidiaries during the three months ended September 30, 2016 as compared to the same period in 2015. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service. The increases in network revenues were partially offset by the election of bonus depreciation as described in Note 4 to the condensed consolidated financial statements.
The recognition of the liability for the refund and potential refund relating to the ROE complaints, described in Note 11 to the condensed consolidated financial statements, resulted in a reduction to operating revenues of $55.0 million and $26.6 million during the three months ended September 30, 2016 and 2015, respectively. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the three months ended September 30, 2016 include revenue accruals and deferrals as described in Note 4 to the condensed consolidated financial statements.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2016		2015		Increase	increase
(in thousands)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$647,660	77.9%	$595,782	72.6%	$51,878	8.7%
Regional cost sharing revenues	225,891	27.2%	240,949	29.4%	(15,058)	(6.2)%
Point-to-point	13,609	1.6%	11,972	1.5%	1,637	13.7%
Scheduling, control and dispatch	10,432	1.3%	9,691	1.2%	741	7.6%
Other	14,729	1.7%	9,763	1.2%	4,966	50.9%
Recognition of rate refund liability	(80,693)	(9.7)%	(47,423)	(5.9)%	(33,270)	70.2%
Total	$831,628	100.0%	$820,734	100.0%	$10,894	1.3%
The recognition of the refund liability associated with regional cost allocation, described in Note 4 to the condensed consolidated financial statements, resulted in a reduction to regional cost sharing revenues of $28.7 million and an offsetting increase to network revenues during the nine months ended September 30, 2016.
Network revenues also increased partially due to higher net revenue requirements at our Regulated Operating Subsidiaries during the nine months ended September 30, 2016 as compared to the same period in 2015. Higher net revenue requirements were due primarily to higher rate bases associated with higher balances of property, plant and equipment in-service. The increases in network revenues were partially offset by the election of bonus depreciation as described in Note 4 to the condensed consolidated financial statements.

The decrease in regional cost sharing revenues described above was partially offset by additional capital projects identified by MISO and SPP as eligible for regional cost sharing and these projects being placed in-service, in addition to higher accumulated investment for the Thumb Loop Project and Kansas V-Plan Project.
The recognition of the liability for the refund and potential refund relating to the ROE complaints, described in Note 11 to the condensed consolidated financial statements, resulted in a reduction to operating revenues of $80.7 million and $47.4 million during the nine months ended September 30, 2016 and 2015, respectively. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the nine months ended September 30, 2016 include revenue accruals and deferrals as described in Note 4 to the condensed consolidated financial statements.
Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Operation and maintenance expenses decreased due primarily to lower expenses associated with structure and overhead line maintenance activities and rent, partially offset by higher vegetation management requirements.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Operation and maintenance expenses decreased due primarily to lower vegetation management requirements and expenses associated with rent and structure maintenance activities.
General and administrative expenses
Three months ended September 30, 2016 compared to three months ended September 30, 2015
General and administrative expenses increased due primarily to higher compensation and benefit expenses of $4.9 million due to retention bonuses relating to the Merger, personnel additions and additional stock compensation expense. This increase was partially offset by a $2.4 million decrease in professional services such as legal and advisory services fees, which were related primarily to various development initiatives.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
General and administrative expenses increased due primarily to a $24.3 million increase in external legal, advisory and consulting services relating to the Merger and a $13.4 million increase in compensation and benefit expenses due to retention bonuses relating to the Merger, personnel additions and additional stock compensation expense. These increases were partially offset by a $9.3 million decrease in development bonus expenses as described under “Capital Project Updates and Other Recent Developments — Development Bonuses.”
Depreciation and amortization expenses
Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2015 capital additions, which are included in the assessments for 2016 personal property taxes.

Other Expenses (Income)
Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015
Interest Expense
Interest expense increased due primarily to the additional interest expense associated with the refund liability relating to the ROE complaints described in Note 11 to the condensed consolidated financial statements and long-term debt issuances subsequent to September 30, 2015, which were used for refinancing of current debt maturities and general corporate purposes.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) decreased due primarily to lower balances of construction work in progress eligible for AFUDC equity during 2016.
Income Tax Provision
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Our effective tax rates for the three months ended September 30, 2016 and 2015 were 37.0% and 36.8%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the Merger, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $3.0 million (net of federal deductibility) during the three months ended September 30, 2016 compared to a state income tax provision of $3.8 million (net of federal deductibility) for the three months ended September 30, 2015.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Our effective tax rates for the nine months ended September 30, 2016 and 2015 were 38.2% and 37.2%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes as well as the non-deductibility of certain costs incurred to facilitate the consummation of the Merger, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $11.6 million (net of federal deductibility) during the nine months ended September 30, 2016 compared to a state income tax provision of $11.9 million (net of federal deductibility) for the nine months ended September 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach to fund our future capital requirements with cash from operations at our Regulated Operating Subsidiaries and ITC Interconnection, our existing cash and cash equivalents, issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 6 to the condensed consolidated financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

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

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated financial statements. We expect to make additional contributions of approximately $1.7 million to these plans in 2016.

In addition to the expected capital requirements above, any adverse determinations relating to the regulatory matters or contingencies described in Notes 4 and 11 to the condensed consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. We rely on both internal and external sources of liquidity to provide working capital and fund capital investments. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any of our other subsidiaries as well as the proceeds raised from the sale of our debt securities. Each of our Regulated Operating Subsidiaries and ITC Interconnection, while wholly owned by ITC Holdings, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2016, we had consolidated indebtedness under our revolving credit agreements of $237.4 million, with unused capacity under our revolving credit agreements of $762.6 million. Additionally, ITC Holdings had $135.9 million of commercial paper issued and outstanding as of September 30, 2016, with the ability to issue an additional $264.1 million under the commercial paper program. See Note 6 to the condensed consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuances and use of proceeds in 2016.
As of September 30, 2016, we had approximately $50.0 million of fixed rate debt maturing within one year, which we expect to refinance with long-term debt. To address our long-term capital requirements as well as repay fixed rate debt maturing within one year, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. Our current credit ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	BBB+	Baa2
ITC Holdings	Commercial Paper	A-2	Prime-2
ITCTransmission	First Mortgage Bonds	A	Al
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	First Mortgage Bonds	A	A1
___________________________

(a)
On June 8, 2015, Standard and Poor’s Ratings Services (“Standard and Poor’s”) assigned a short-term issuer credit rating to ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated financial statements. Additionally, on October 18, 2016, Standard and Poor’s reaffirmed the senior unsecured credit rating of ITC Holdings and the secured credit ratings of the Regulated Operating Subsidiaries as well as revised the outlook of the issuer credit ratings of ITC Holdings and the Regulated Operating Subsidiaries to stable from negative, subsequent to the completion of the Merger. Refer to Note 2 to the condensed consolidated financial statements for details on the Merger.

(b)
On June 9, 2015, Moody’s Investor Service, Inc. (“Moody’s”) assigned a short-term commercial paper rating to ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated financial statements. Additionally, on April 15, 2016, Moody’s reaffirmed the credit ratings for the associated debt for ITC Holdings, ITCTransmission, ITC Midwest and ITC Great Plains. On April 26, 2016, Moody’s assigned a senior secured rating to

METC’s 3.90% Senior Secured Note issuance described in Note 6 to the condensed consolidated financial statements. All of the credit ratings have a stable outlook.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 6 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $587.1 million and $386.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities was due primarily to receipt of the income tax refund of $128.2 million from the IRS in August 2016 and lower income taxes paid of $26.9 million during the nine months ended September 30, 2016 compared to the same period in 2015, which both resulted from the election of bonus depreciation as described in Note 4 to the condensed consolidated financial statements. Additionally, the cash received from operating revenues increased by $60.8 million during the nine months ended September 30, 2016 compared to the same period in 2015. These increases were partially offset by an increase in payments of operating expenses of $19.3 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $556.7 million and $475.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in investing activities was due primarily to higher investments in property, plant and equipment and timing of payments of investments in property, plant and equipment during the nine months ended September 30, 2016 compared to the same period in 2015.
Cash Flows From Financing Activities
Net cash used in financing activities was $35.3 million for the nine months ended September 30, 2016 as compared to the net cash provided by financing activities of $85.2 million for the nine months ended September 30, 2015. The decrease in cash provided by financing activities was due primarily to a net decrease of $299.7 million in amounts outstanding under our revolving and term loan credit agreements, a decrease of $179.5 million in net issuances of commercial paper under our commercial paper program and an increase in payments of $139.3 million to retire long-term debt during the nine months ended September 30, 2016 compared to the same period in 2015. These decreases were partially offset by an increase in long-term debt issuances of $374.5 million and higher net proceeds of $26.6 million associated with refundable deposits for transmission network upgrades. Additionally, during the nine months ended September 30, 2015, we paid $115.0 million in connection with our accelerated share repurchase program. See Note 6 to the condensed consolidated financial statements on the issuances and retirement of long-term debt.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2015. There have been no material changes to that information since December 31, 2015, other than the items listed below and described in Note 6 to the condensed consolidated financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings;

•	The issuance of $200.0 million of secured 3.90% Senior Notes, due April 26, 2046, by METC, which repaid the $200.0 million borrowed under METC’s term loan credit agreement;

•
The issuance of $400.0 million of unsecured 3.25% Notes, due June 30, 2026, by ITC Holdings, which repaid the $161.0 million outstanding under ITC Holdings’ term loan credit agreement and indebtedness under ITC Holdings’ commercial paper program;

•
The repayment and retirement in September 2016 of $139.3 million of 5.875% ITC Holdings Senior Notes, due September 30, 2016, with the proceeds from the issuance of commercial paper under ITC Holdings’ commercial paper program;

•
The refund of $28.7 million required by the FERC order issued on September 22, 2016 associated with regional cost allocation, which was provided to the other RTOs in October 2016. See “Regional Cost Allocation” in Note 4 to the condensed consolidated financial statements for discussion on this matter; and

•
The refund of $117.4 million required by the FERC order issued on September 28, 2016 for the Initial Complaint. See “Rate of Return on Equity Complaints” in Note 11 to the condensed consolidated financial statements for a discussion of the complaint.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2015 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $4,592.1 million at September 30, 2016. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $4,110.9 million at September 30, 2016. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, at September 30, 2016. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2016 would decrease the fair value of debt by $172.6 million, and a decrease in interest rates of 10% at September 30, 2016 would increase the fair value of debt by $185.9 million at that date.
Revolving Credit Agreements
At September 30, 2016, we had a consolidated total of $237.4 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2016 would increase or decrease interest expense by $0.3 million, respectively, for an annual period with a constant borrowing level of $237.4 million.
Commercial Paper
At September 30, 2016, ITC Holdings had $135.9 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by $0.1 million for an annual period with a continuous level of commercial paper outstanding of $135.9 million.

Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. In June 2016, we terminated $300.0 million of 10-year interest rate swap contracts that managed the interest rate risk associated with the unsecured Notes issued by ITC Holdings described in Note 6 to the condensed consolidated financial statements.
As of September 30, 2016, we held 10-year interest rate swap contracts with a notional amount of $100.0 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of September 30, 2016, ITC Holdings had $384.3 million outstanding under the 6.05% Senior Notes. See Note 6 to the condensed consolidated financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2015, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 4 to the condensed consolidated financial statements for discussion of the challenges against ITC Midwest and METC relating to the use of bonus depreciation as well as Note 11 to the condensed consolidated financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries, and pending litigation associated with the Merger with Fortis.
ITEM 1A. RISK FACTORS
In view of the recent completion of our Merger with a subsidiary of Fortis and the recent developments with respect to the ROE complaints involving our MISO Regulated Operating Subsidiaries, we are amending and restating, in the manner set forth below, (a) the risk factor entitled “Certain elements of our Regulated Operating Subsidiaries’ formula rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows.” and (b) all of the risk factors set forth under “Risks Relating to Our Corporate and Financial Structure” and “Risks Relating to the Merger,” in each case as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2015. Other than the foregoing, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2015.
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
In November 2013, certain parties filed a joint complaint with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO transmission owners, including ITCTransmission, METC and ITC Midwest, to be unjust and unreasonable. The joint complainants sought a FERC order reducing the base rate of return on equity used in the MISO transmission owners’ formula transmission rate, reducing the targeted equity component of MISO transmission owners’ capital structures and terminating the return on equity adders approved for ITCTransmission and METC. Although the FERC issued an order rejecting the November 2013 complaint as to the capital structures and ITCTransmission's and METC’s equity adders, a hearing was ordered on the November 2013 complaint's allegations as to the base rate of return on equity for all MISO transmission owners. On December 22, 2015, the presiding administrative law judge issued an initial decision recommending to the FERC a reduction in the base rate of return on equity of the MISO Transmission owners from 12.38% to 10.32%, with a maximum rate of 11.35%. On September 28, 2016, the FERC issued an order affirming the presiding administrative law judge’s initial decision, with the new rates to become effective immediately and for the period from November 12, 2013 through February 11, 2015. In February 2015, an additional complaint was filed under Section 206 of the FPA seeking a FERC order reducing the base rate of return on equity for all MISO transmission owners, including for our MISO Regulated Operating Subsidiaries, to 8.67%. On June 30, 2016, the presiding administrative law judge issued an initial decision on the February 2015 complaint, which recommended a base rate of return on equity of 9.70% for the period from February 12, 2015 through May 11, 2016, with a maximum rate of 10.68%. In resolving the February 2015 complaint, we expect the FERC to establish a new base rate and zone of reasonable returns that will be used, along with any incentive adders, to calculate the refund liability for the period from February 12, 2015 through May 11, 2016. A decision from the FERC on the February 2015 complaint is anticipated in 2017. In 2016, 2015 and 2014, we adjusted revenues downward to accrue for the refund liability based on our estimate of the outcome of these complaints. An unfavorable resolution of the second complaint in excess of the amount accrued for the refund liability could significantly reduce our future revenues and net income and therefore could have a material adverse effect on our future results of operations, cash flows and financial condition.
Risks Relating to Our Corporate and Financial Structure
ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.
As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the stock and membership interests in our subsidiaries. Our only sources of cash are dividends and other payments received by us from time to time from our subsidiaries, proceeds raised from the sale of our securities and borrowings under our various credit agreements. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us. The ability of each of our Regulated Operating Subsidiaries and our other subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. Our Regulated Operating Subsidiaries target a FERC-approved capital structure of 60% equity and 40% debt that may limit the ability of our Regulated Operating Subsidiaries to use net assets for the payment of dividends to ITC Holdings. In addition, ITC Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors. If ITC Holdings does not receive cash or other assets from our subsidiaries, it may be unable to pay principal and interest on its indebtedness.
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

•
Our indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition. A substantial portion of the dividends and payments in lieu of taxes we receive from our subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby, reducing the funds available for working capital and capital expenditures.

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
Risks Related to the Merger
ITC Holdings and its subsidiaries are subject to business uncertainties during the period of integration with Fortis that could adversely affect ITC Holdings’ financial results.
Uncertainty about the effect of the Merger on employees or vendors and others, including contractors, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel, and could cause vendors, contractors and others that deal with us to seek to change existing business relationships. Employee retention and recruitment may continue to be challenging after the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees retire, depart or fail to accept employment with ITC Holdings or its subsidiaries due to the uncertainty of employment and difficulty of integration or a desire not to remain with the combined company, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could have a material adverse effect on our business operations and financial results. In addition, integration-related issues may place a significant burden on management, employees and internal resources which could otherwise have been devoted to other business opportunities. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of ITC Holdings’ operations with Fortis could have an adverse effect on our business, financial results or financial condition. The integration process may also result in additional and unforeseen expenses.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We expect to continue to incur additional costs in connection with the Merger and integrating our operations with Fortis and do not expect savings from elimination of duplicative costs to offset these costs. Such costs may be material and could continue to have a material adverse effect on our future results of operations, cash flows and financial condition.
We are the target of securities class action and derivative lawsuits, which could result in substantial costs and diversion of management’s time and resources.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. There is currently a class action lawsuit pending against us and our directors in connection with the Merger. We are not able to predict the outcome of this action or others that may be brought, nor can we predict the amount of time and expense that will be required to resolve the actions. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management’s time and resources.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of common stock for the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July (a)	1,365	$46.51	—	$—
August (a)	2,710	46.29	—	—
September (a)	1,818	45.69	—	—
Total (b)	5,893	$46.16	—
____________________________

(a)	Shares acquired were delivered to us by employees as payment of tax withholding obligations due to us upon the vesting of restricted stock.

(b)
Amount does not include 18,683 shares deemed issued and repurchased for accounting purposes in connection with the payment of the exercise price and tax withholding obligations relating to net option exercises.

On October 14, 2016, the common shares of ITC Holdings were delisted from the NYSE upon the closing of the Merger with Fortis such that going forward, we will have no publicly announced share repurchase authorization. Refer to Note 2 to the condensed consolidated financial statements for further details of the Merger.
ITEM 5A. OTHER INFORMATION
At the effective time of the Merger, ITC Holdings’ articles of incorporation were amended and restated in accordance with the terms of the Merger Agreement (the “Restated Articles of Incorporation”), and were filed as an exhibit to its Form 8-K on October 14, 2016. On October 31, 2016, a certificate of correction was filed with the State of Michigan correcting the number of outstanding shares noted in Article III of the Restated Articles of Incorporation. A copy of the Restated Articles of Incorporation, as corrected, is filed as Exhibit 3.1 to this Form 10-Q.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation of ITC Holdings Corp., as corrected

3.2	Sixth Amended and Restated Bylaws of ITC Holdings Corp (filed with Registrant’s Form 8-K filed on October 12, 2016)

4.45
Third Supplemental Indenture, dated as of July 5, 2016, between the Company and Wells Fargo Bank, National Association, as trustee, together with form of 3.25% Note due 2026 (filed with Registrant’s Form 8-K filed on July 5, 2016)

10.167	Letter Agreement, dated as of October 14, 2016, between ITC Holdings Corp. and Joseph L. Welch (filed with Registrant’s Form 8-K filed on October 12, 2016)

10.168	Letter Agreement, dated as of October 14, 2016, between ITC Holdings Corp. and Linda H. Blair (filed with Registrant’s Form 8-K filed on October 12, 2016)

10.169	Amended Employment Agreement, dated as of October 12, 2016, between ITC Holdings Corp. and Rejji P. Hayes (filed with Registrant’s Form 8-K filed on October 12, 2016)

10.170
Amended and Restated Generator Interconnection Agreement by and among Michigan Electric Transmission Company, LLC, Consumers Energy Company and the Midcontinent Independent System Operator, Inc., dated as of October 24, 2016

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
Dated: November 4, 2016

ITC HOLDINGS CORP.
By:	/s/ Linda H. Blair
Linda H. Blair
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)