Form 10-Q
period 2017-03-31
ITC Holdings Corp.
filed 2017-05-02
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
*(Note: The Registrant is a voluntary filer and has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days. It has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 1, 2017.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2017

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“FortisUS” are references to FortisUS Inc., an indirect subsidiary of Fortis;

•	“FPA” are references to the Federal Power Act;

•	“GIC” are references to GIC Private Limited;

•	“Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has a minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“ISO” are references to Independent System Operators;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•	“Merger” are references to the merger with Fortis, whereby ITC Holdings merged with Merger Sub and subsequently became a majority owned indirect subsidiary of Fortis;

•	“Merger Agreement” are references to the agreement and plan of merger between Fortis, FortisUS, Merger Sub and ITC Holdings for the Merger;

•	“Merger Sub” are references to Element Acquisition Sub, Inc., an indirect subsidiary of Fortis that merged into ITC Holdings in the Merger;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$6	$8
Accounts receivable	122	108
Inventory	29	29
Regulatory assets	46	53
Income tax receivable	14	17
Prepaid and other current assets	21	18
Total current assets	238	233
Property, plant and equipment (net of accumulated depreciation and amortization of $1,608 and $1,575, respectively)	6,862	6,698
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $33 and $32, respectively)	42	43
Regulatory assets	275	247
Deferred financing fees (net of accumulated amortization of $2 and $2, respectively)	2	2
Other	51	50
Total other assets	1,320	1,292
TOTAL ASSETS	$8,420	$8,223
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$104	$100
Accrued compensation	13	14
Accrued interest	48	54
Accrued taxes	42	49
Regulatory liabilities	157	129
Refundable deposits from generators for transmission network upgrades	31	17
Debt maturing within one year	809	235
Other	36	35
Total current liabilities	1,240	633
Accrued pension and postretirement liabilities	73	68
Deferred income taxes	1,013	964
Regulatory liabilities	109	249
Refundable deposits from generators for transmission network upgrades	15	27
Other	17	26
Long-term debt	4,005	4,355
Commitments and contingent liabilities (Notes 4 and 11)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2017 and December 31, 2016	892	892
Retained earnings	1,054	1,007
Accumulated other comprehensive income	2	2
Total stockholder’s equity	1,948	1,901
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,420	$8,223
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2017	2016
OPERATING REVENUES	$298	$280
OPERATING EXPENSES
Operation and maintenance	29	25
General and administrative	31	46
Depreciation and amortization	41	39
Taxes other than income taxes	24	23
Total operating expenses	125	133
OPERATING INCOME	173	147
OTHER EXPENSES (INCOME)
Interest expense — net	53	50
Allowance for equity funds used during construction	(8)	(8)
Other expense	1	1
Total other expenses (income)	46	43
INCOME BEFORE INCOME TAXES	127	104
INCOME TAX PROVISION	47	39
NET INCOME	$80	$65
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2017	2016
NET INCOME	$80	$65
OTHER COMPREHENSIVE LOSS
Derivative instruments, net of tax (Note 7)	—	(2)
TOTAL COMPREHENSIVE INCOME	$80	$63
See notes to condensed consolidated financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41	39
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(18)	(17)
Deferred income tax expense	46	161
Allowance for equity funds used during construction	(8)	(8)
Other	6	9
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(13)	(11)
Income tax receivable	3	(141)
Other current assets	6	(2)
Accounts payable	3	6
Accrued compensation	4	(6)
Accrued interest	(7)	(13)
Accrued taxes	(14)	(11)
Other current liabilities	3	(3)
Net estimated refund related to return on equity complaints	(120)	19
Other non-current assets and liabilities, net	(4)	1
Net cash provided by operating activities	8	88
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(204)	(209)
Contributions in aid of construction	2	5
Other	—	9
Net cash used in investing activities	(202)	(195)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements	333	244
Borrowings under term loan credit agreements	250	—
Net (retirement) issuance of commercial paper, net of discount	(11)	211
Repayments of revolving credit agreements	(349)	(331)
Dividends on common and restricted stock	—	(29)
Dividends to ITC Investment Holdings Inc.	(33)	—
Refundable deposits from generators for transmission network upgrades	7	5
Other	(5)	1
Net cash provided by financing activities	192	101
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(6)
CASH AND CASH EQUIVALENTS — Beginning of period	8	14
CASH AND CASH EQUIVALENTS — End of period	$6	$8
See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2016 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in millions)	2017	2016
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$65	$61
Income taxes paid	—	18
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	$80	$99
Allowance for equity funds used during construction	8	8
____________________________

(a)
Amount for the three months ended March 31, 2017 includes $10 million of interest paid associated with the return on equity (“ROE”) complaints. See Note 11 to the condensed consolidated financial statements for information on the ROE complaints.

(b)
Amounts consist of accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2017 or 2016, respectively, but will be or have been included as a cash outflow from investing activities when paid.

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
In the Merger, ITC Holdings shareholders received $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings (the “Merger consideration”). Upon completion of the Merger, ITC Holdings shareholders held approximately 27% of the common shares of Fortis. The per share amount of Merger consideration determined in accordance with the Merger Agreement and used for purposes of settling the share-based awards was $45.72. We elected not to apply pushdown accounting to ITC Holdings or its subsidiaries in connection with the Merger. Under the Merger Agreement, outstanding share-based awards vested as described in Note 8.

For the three months ended March 31, 2017 and 2016, we expensed certain internal labor and associated costs related to the Merger of approximately $1 million and $3 million, respectively, and external legal, advisory and financial services fees related to the Merger of $10 million for the three months ended March 31, 2016. The majority of these merger-related costs were recorded within general and administrative expenses. The external and internal costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
See Note 11 for legal matters associated with the Merger with Fortis.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Simplification of Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies several aspects of the accounting for employee share-based payment transactions. We elected to early adopt this guidance during the fourth quarter of 2016. Among other changes, the guidance requires that an entity recognize all excess tax benefits and tax deficiencies arising after the adoption date as income tax benefit or expense in the income statement. This aspect of the new guidance was required to be adopted on a prospective basis as of January 1, 2016. The following shows the impact of this adoption on our previously reported condensed consolidated statement of operations for the three months ended March 31, 2016:

(in millions)	Reported	Adjustment	Adjusted
Income tax provision	$40	$(1)	$39
Net income	64	1	65
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may have a material impact on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and requires entities to evaluate their revenue recognition arrangements using a five-step model to determine when a customer obtains control of a transferred good or service. The majority of our revenue is generated from sales based on tariff rates, as approved by the Federal Energy Regulatory Commission (“FERC”), and is considered to be in the scope of the new guidance. However, we do not expect that the adoption of this guidance will have a material impact on our consolidated results of operations, cash flows or financial position. We continue to closely monitor outstanding industry specific interpretative issues.
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
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance that requires entities to disaggregate the current service cost component of net benefit cost (i.e., net periodic pension cost and net periodic postretirement benefit cost) and present it in the same income statement line item as other current compensation costs for employees. Entities are required to present the other components of net benefit cost elsewhere in the income statement and outside income from operations. The line or lines containing such other components must be appropriately described on the face of the income statement; otherwise, disclosure of the location of such other costs in the income statement is required. In addition, the new guidance allows capitalization of only the service cost component of net benefit cost. The new guidance is effective for periods beginning after December 15, 2017. The changes to the presentation of net benefit cost in the income statement are required to be adopted retrospectively (with a possible practical expedient) while the changes regarding cost capitalization are required to be adopted prospectively. We are currently assessing the impact this guidance will have on our financial statements including our disclosures.
4.    REGULATORY MATTERS
ITCTransmission Regional Cost Allocation Refund
In October 2010, MISO and ITCTransmission made a filing with the FERC under Section 205 of the Federal Power Act (“FPA”) to revise the MISO tariff to establish a methodology to allocate and recover costs of ITCTransmission’s Phase Angle Regulating Transformers (“PARs”) among MISO and other FERC-approved Regional Transmission Organizations (“RTOs”) — the New York Independent System Operator and PJM Interconnection (“other RTOs”). In December 2010, the FERC accepted the proposed revisions, subject to refund, while setting them for hearing and settlement procedures. On September 22, 2016, the FERC issued an order largely affirming the presiding administrative law judge’s initial decision issued in December 2012, which stated, among other things, that MISO and ITCTransmission failed to show that the other RTOs will benefit from the operation of ITCTransmission’s PARs. The FERC order required ITCTransmission to provide refunds within 30 days for excess amounts collected from customers of the other RTOs. The refunds, including interest, were provided to the other RTOs in October 2016. As a result of the FERC order, ITCTransmission will collect the amounts refunded, plus interest, from network customers. On December 6, 2016, ITCTransmission made a filing with the FERC, under Section 205 of the FPA, requesting to recover the amount refunded to the other RTOs (“regional cost allocation recovery”) in network rates during the next calendar year, beginning January 1, 2017. On January 30, 2017, the FERC issued an order approving collection of the regional cost allocation recovery in 2017. ITCTransmission has recorded $22 million and $29 million for the regional cost allocation recovery, including interest, in current regulatory assets on the condensed consolidated statements of financial position as of March 31, 2017 and December 31, 2016, respectively.
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

Challenge Regarding Bonus Depreciation
On December 18, 2015, Interstate Power and Light Company (“IP&L”) filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. On June 8, 2016, the FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. On August 3, 2016, ITC Midwest filed a petition for review of the FERC’s March 11, 2016 and June 8, 2016 orders in the United States Court of Appeals, District of Columbia Circuit. On September 8, 2016, ITC Midwest filed a motion to defer the petition pending the issuance of a private letter ruling from the IRS. Following ITC Midwest’s receipt of a private letter ruling, which confirmed that ITC Midwest would not violate the IRS rules related to ratemaking by following the FERC order to calculate rates to simulate the election of bonus depreciation for the historical 2015 year, and after consideration of other relevant factors, ITC Midwest moved the court for leave to withdraw our appeal on March 15, 2017, which was granted by the Court on March 20, 2017. We intend to elect bonus depreciation for 2017.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the complaints.
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, using FERC-approved formula that is used to calculate rates (“formula rates”), and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 11 for detail on ROE matters.
Our rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue requirements. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The amount of accrued or deferred revenues is reflected in future revenue requirements and thus flows through to customer bills within two years under the provisions of our formula rate mechanisms.
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2017:

(in millions)	Total
Net regulatory liability as of December 31, 2016	$(1)
Net collection of 2015 revenue deferrals and accruals, including accrued interest	(4)
Net revenue accrual for the three months ended March 31, 2017	22
Net regulatory asset as of March 31, 2017	$17
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at March 31, 2017 as follows:

(in millions)	Total
Current regulatory assets	$22
Non-current regulatory assets	41
Current regulatory liabilities	(15)
Non-current regulatory liabilities	(31)
Net regulatory asset as of March 31, 2017	$17

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2017 and December 31, 2016, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $27 million and $28 million (net of accumulated amortization of $32 million and $31 million) as of March 31, 2017 and December 31, 2016, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain transmission owners (“TOs”) to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including two regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $15 million (net of accumulated amortization of $1 million) as of March 31, 2017 and December 31, 2016.
During each of the three month periods ended March 31, 2017 and 2016, we recognized $1 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of March 31, 2017 to be $3 million per year.
6.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of March 31, 2017, ITC Holdings had $385 million outstanding under the 6.05% Senior Notes.

Interest Rate Swaps (in millions, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2016 swaps	$75	1.616%	10 years	January 2018
August 2016 swap	25	1.599%	10 years	January 2018
March 2017 swaps	100	2.661%	10 years	December 2017
Total	$200
The 10-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and pay interest semi-annually at various fixed rates effective for the 10-year period beginning January 31, 2018 for the July and August swaps and December 5, 2017 for the March 2017 swaps. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of January 31, 2018 for the July and August swaps and December 5, 2017 for the March 2017 swaps. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. ITC Holdings entered into an additional 10-year interest rate swap contract on April 4, 2017 with a notional amount of $50 million and fixed rate of 2.440%. This additional interest rate swap also manages interest rate risk associated with the expected refinancing of the 6.05% Senior Notes and has terms comparable to the March 2017 swaps described above.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of March 31, 2017, the fair value of the derivative instruments was an asset of $8 million and a liability of $1 million. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of March 31, 2017, ITC Holdings had $135 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 1.3% and weighted average remaining days to maturity of 26 days. The amount outstanding as of March 31, 2017 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
Term Loan Credit Agreement
On March 23, 2017, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement due March 24, 2018, under which ITC Holdings borrowed $200 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement and commercial paper program. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.9% at March 31, 2017.
ITC Midwest
On March 15, 2017, ITC Midwest priced $200 million of 4.16% First Mortgage Bonds, Series H, which were issued on April 18, 2017 and are due April 18, 2047. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Midwest revolving credit agreement. ITC Midwest’s First Mortgage Bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.
ITCTransmission
On March 23, 2017, ITCTransmission entered into an unsecured, unguaranteed term loan credit agreement due March 23, 2019, under which ITCTransmission borrowed $50 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITCTransmission’s revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.6% at March 31, 2017.

Revolving Credit Agreements
At March 31, 2017, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(amounts in millions, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400	$7	$393	(c)	2.1%	(d)	0.175%
ITCTransmission	100	18	82		1.9%	(e)	0.10%
METC	100	55	45		1.9%	(e)	0.10%
ITC Midwest	250	181	69		1.9%	(e)	0.10%
ITC Great Plains	150	56	94		1.9%	(e)	0.10%
Total	$1,000	$317	$683
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $258 million as of March 31, 2017.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and maintaining certain interest coverage ratios. As of March 31, 2017, we were not in violation of any debt covenant.

7.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
(in millions)	2017	2016
Balance at the beginning of period	$2	$4
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $2 for the three months ended March 31, 2016) (a)	—	(2)
Balance at the end of period (b) (c)	$2	$2
____________________________

(a)	Includes loss on interest rate swaps relating to interest rate cash flow hedges, net of tax, of less than $1 million for the three months ended March 31, 2017.

(b)	Includes unrealized gains on available-for-sale securities, net of tax, of less than $1 million for the three months ended March 31, 2017 and 2016.

(c)	Includes reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense, net of tax, of less than $1 million for the three months ended March 31, 2017 and 2016.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to interest expense for the 12-month period ending March 31, 2018 is expected to be $3 million.
The Merger
On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is an indirect subsidiary of Fortis and GIC, upon the closing of the Merger. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Refer to Note 2 for further details of the Merger.
Related Party Transactions
During the three months ended March 31, 2017, we paid dividends of $33 million to Investment Holdings. ITC Holdings also paid dividends of $45 million to Investment Holdings in April 2017.
8. SHARE-BASED COMPENSATION
2015 Long-Term Incentive Plan and Second Amended and Restated 2006 Long-Term Incentive Plan
Under the Merger Agreement, outstanding options to acquire common stock of ITC Holdings vested immediately prior to closing and were converted into the right to receive the difference between the Merger consideration and the exercise price of each option in cash, restricted stock vested immediately prior to closing and was converted into the right to receive the Merger consideration in cash and performance shares vested immediately prior to closing at the higher of target or actual performance through the effective time of the Merger and were converted into the right to receive the Merger consideration in cash. The per share amount of Merger consideration determined in accordance with the Merger Agreement and used for purposes of settling the share-based awards was $45.72. For the year ended December 31, 2016, we recognized approximately $41 million of expense due to the accelerated vesting of the share-based awards that occurred at the completion of the Merger. Refer to Note 2 for additional discussion regarding the Merger. As of December 31, 2016 and March 31, 2017, there were no outstanding share-based payment awards under these plans.

2017 Omnibus Plan
On February 27, 2017, the ITC Holdings board of directors adopted the 2017 Omnibus Plan (the “Plan”). Under the Plan, we may grant long-term incentive awards of performance-based units (“PBUs”) and service-based units (“SBUs”) annually to employees, including executive officers, of ITC Holdings and its subsidiaries. Each PBU and SBU granted will be valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash.
On March 8, ITC Holdings granted the following number of PBUs and SBUs under the Plan:

Total
PBUs	333,579
SBUs	259,053
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock, and for the PBUs, the level of achievement of the financial performance criteria. The awards vest on December 31, 2019 provided the service and performance criteria, as applicable, are satisfied and will be settled during the first quarter of 2020.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. We expect to contribute $4 million to the retirement plan in 2017.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $14 million to the supplemental benefit plans in 2017.
Net periodic benefit cost for the pension plans, by component, was as follows for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
(in millions)	2017	2016
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net pension cost	$2	$2
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $8 million to the postretirement benefit plan in 2017.
Net postretirement benefit plan cost, by component, was as follows for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
(in millions)	2017	2016
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net postretirement cost	$2	$2

Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2017, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$42	$—	$—
Mutual funds — equity securities	2	—	—
Interest rate swap derivatives	—	8	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1)	—
Total	$44	$7	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2016, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$42	$—	$—
Mutual funds — equity securities	1	—	—
Interest rate swap derivatives	—	8	—
Total	$43	$8	$—
As of March 31, 2017 and December 31, 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our mutual funds consist of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gain and losses are recorded in earnings for investments classified as trading securities and AOCI for investments classified as available-for-sale.
The asset and liability related to derivatives consist of interest rate swaps discussed in Note 6. The fair value of our interest rate swap derivatives is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2017 and 2016. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2016 included in our Form 10-K for such period and to Note 5 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,316 million and $4,306 million at March 31, 2017 and December 31, 2016, respectively. These fair values represent Level 2 measurements under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,112 million at March 31, 2017 and December 31, 2016.
Revolving and Term Loan Credit Agreements
At March 31, 2017 and December 31, 2016, we had a consolidated total of $567 million and $334 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
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
In a separate, but related case involving a Michigan-based public utility that made similar industrial processing exemption claims, the Michigan Supreme Court ruled in July 2015 that the electric system, which involves altering voltage, constitutes an exempt, industrial processing activity. However, the ruling further held the electric system is also used for other functions that would not be exempt, and remanded the case to the Michigan Court of Claims to determine how the exemption applies to assets that are used in electric distribution activities. On March 30, 2016, ITCTransmission withdrew its administrative appeals, and subsequently filed a civil action in the Michigan Court of Claims seeking to have the use tax assessments at issue canceled. On November 2, 2016, the Michigan Court of Claims denied a motion filed by the Michigan Department of Treasury for partial summary disposition of the ITCTransmission civil action. The Michigan Department of Treasury appealed this denial with the Michigan Court of Appeals. The Court of Claims consolidated our civil action with similar, pending litigation involving another company, and ordered both cases to mediation.
On March 23, 2017, following the facilitated court ordered mediation, the parties entered into a settlement agreement. Pursuant to that agreement, the Court of Appeals dismissed the appeal filed by the Michigan Department of Treasury on March 30, 2017. On April 3, 2017, the Court of Claims dismissed the civil action filed by ITCTransmission.
The amount of use tax and interest associated with the settlement agreement is presented as a current liability as of March 31, 2017 and has been recorded primarily as an increase to property, plant and equipment, which is a component of revenue requirement in our cost based formula rate.
METC has also taken the industrial processing exemption, estimated to be approximately $11 million for open periods. METC has not been assessed any use tax liability and has not recorded any contingent liability as of March 31, 2017 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
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
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for Independent System Operator (“ISO”) New England TOs, FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case is also applicable in resolving the MISO ROE cases.
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
On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, consistent with the new methodology adopted in the ISO New England decision in June of 2014. On September 28, 2016, the FERC issued an order (the “September 2016 Order”) affirming the presiding administrative law judge’s initial decision and setting the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). Additionally, the rates established by the September 2016 Order will be used prospectively from the date of that order until a new approved rate is established by the FERC in ruling on the Second Complaint described below, resulting in an ROE used currently by ITCTransmission, METC and ITC Midwest of 11.35%, 11.35% and 11.32%, respectively.
The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds within 30 days for the Initial Refund Period. On October 21, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for an extension of nine months, until July 28, 2017, to provide refunds, which was granted by the FERC on October 28, 2016. The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the first quarter of 2017, we provided a refund of $121 million, including interest, pursuant to the September 2016 Order. This refund is subject to a final true-up pursuant to the refund process. As of March 31, 2017, we have recognized regulatory assets of $3 million for the true-up of the refund, which we expect to be substantially finalized during the second quarter of 2017. We do not believe the total amount of the refund, including interest and the associated true-up, for the Initial Complaint will be materially different from the estimated amount recorded as of December 31, 2016.
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
In addition to the refund issued for the Initial Complaint noted above, we believe it is probable that a refund will be required in connection with the Second Complaint. As of March 31, 2017, the estimated range of refunds for the Second Refund Period is expected to be from $103 million to $140 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries recorded an estimated current regulatory liability for the Second Complaint of $140 million as of March 31, 2017 and an aggregate estimated regulatory liability for the Initial Complaint and Second Complaint of $258 million as of December 31, 2016, representing the best estimate of the probable aggregate refunds based on the resolution of the Initial Complaint in the September 2016 Order.
The recognition of the obligations associated with the Initial Complaint and the Second Complaint resulted in additional interest expense of $1 million and less than a $1 million reduction to net income for the three months ended March 31, 2017. For the three months ended March 31, 2016, the obligations associated with the Initial Complaint and the Second Complaint resulted in a reduction to revenues and net income of $18 million and $12 million, respectively, and an increase to interest expense of $1 million.
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to a recent court action around the June 2014 FERC Order involving the New England TOs, which was remanded to the FERC for further justification of its calculation of the new base ROE for those TOs. As of March 31, 2017, our MISO Regulated Operating Subsidiaries had a total of approximately $3 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with the FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, the FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with the FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, the FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest and an intervenor, Resale Power Group of Iowa (“RPGI”), filed separate requests with the FERC for rehearing on the approved incentive adder for independence, and both requests were subsequently denied by the FERC on January 6, 2016. RPGI has filed an appeal of the FERC’s decisions, which remains pending. Beginning September 28, 2016, these incentive adders have been applied to METC’s and ITC Midwest’s base ROEs in establishing their total authorized ROE rates, subject to the maximum ROE limitation in the September 2016 Order of 11.35%.
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
On July 8, 2016, the plaintiffs in Poland filed a motion for class certification. On July 13, 2016, ITC Holdings and the individual members of the ITC Holdings board of directors filed their respective answers to the amended complaint in Poland. On July 19, 2016, the Poland state court issued a scheduling order, which, among other things, requires the parties to complete discovery by March 10, 2017, and sets a trial date for June 5, 2017. On July 25, 2016, the Poland state court issued an order allowing a new plaintiff, Washtenaw County Employees’ Retirement System, to intervene in the Poland case. On January 20, 2017, the defendants filed an additional motion for summary disposition, which was expected to be heard by the Poland state court in March 2017. A hearing on class certification was held on February 9, 2017.
In March 2017, the parties reached an agreement in principle to settle the case, subject to formal documentation and court approval. The court stayed the matter, except for settlement-related proceedings, and scheduled a hearing on preliminary settlement approval for May 25, 2017. ITC Holdings does not expect the settlement, if approved, to have a significant impact on its financial condition or results of operations.
Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. See Note 2 for additional discussion on the Merger.
12.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. During the second quarter of 2016, ITC Interconnection became a transmission owner in the FERC-approved RTO, PJM Interconnection. As a result, the newly regulated transmission business at ITC Interconnection is included in the Regulated Operating Subsidiaries, starting June 1, 2016. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in millions)	2017	2016
Regulated Operating Subsidiaries	$305	$280
Intercompany eliminations	(7)	—
Total Operating Revenues	$298	$280

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(in millions)	2017	2016
Regulated Operating Subsidiaries	$162	$153
ITC Holdings and other	(35)	(49)
Total Income Before Income Taxes	$127	$104

	Three months ended
NET INCOME:	March 31,
(in millions)	2017	2016
Regulated Operating Subsidiaries	$99	$94
ITC Holdings and other	80	65
Intercompany eliminations	(99)	(94)
Total Net Income	$80	$65

TOTAL ASSETS:	March 31,	December 31,
(in millions)	2017	2016
Regulated Operating Subsidiaries	$8,355	$8,162
ITC Holdings and other	4,589	4,503
Reconciliations / Intercompany eliminations (a)	(4,524)	(4,442)
Total Assets	$8,420	$8,223
____________________________

(a)
Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities at our subsidiaries in the Regulated Operating Subsidiaries segment as compared to the classification in our condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, expectations with respect to various legal and regulatory proceedings and the Merger based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2016, and the following:

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

•	Changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition and cash flows.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.

•	Adverse changes in our credit ratings may negatively affect us.

•	ITC Holdings and its subsidiaries are subject to business uncertainties during the period of integration with Fortis that could adversely affect ITC Holdings’ financial results.

•	We are the target of securities class action and derivative lawsuits, which could result in substantial costs and diversion of management’s time and resources.
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
As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in Note 4 to the condensed consolidated financial statements.
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the three months ended March 31, 2017 or that may affect future results include:

•
Our capital expenditures of $204 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2017 as described below under “— Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 6 to the condensed consolidated financial statements, including commercial paper issued under ITC Holdings’ commercial paper program, and borrowings under our revolving and term loan credit agreements in 2017 and 2016 to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•	Debt maturing within one year of $809 million as of March 31, 2017 and the potentially higher interest rates associated with the additional financing required to repay this debt; and

•
Recognition of the liability for the refund and potential refund relating to the rate of return on equity (“ROE”) complaints, as described in Note 11 to the condensed consolidated financial statements. During the first quarter of 2017, our MISO Regulated Operating Subsidiaries provided $121 million to fund the payment of the refund, including interest, for the Initial ROE complaint.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
The Merger
On February 9, 2016, ITC Holdings entered into the Merger Agreement with Fortis, FortisUS and Merger Sub. On April 20, 2016, Fortis reached a definitive agreement with GIC for GIC to acquire an indirect 19.9% equity interest in ITC Holdings upon completion of the Merger. On October 14, 2016, ITC Holdings and Fortis completed the Merger contemplated by the Merger Agreement. On the same date, the common shares of ITC Holdings were delisted from the NYSE and the common shares of Fortis were listed and began trading on the NYSE. Fortis continues to have its shares listed on the Toronto Stock Exchange. As a result of the Merger, Merger Sub merged with and into ITC Holdings with ITC Holdings continuing as the surviving corporation and becoming a majority owned indirect subsidiary of FortisUS. In the Merger, ITC Holdings shareholders received $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings. Refer to Note 2 to the condensed consolidated financial statements for further details on the Merger.
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
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for Independent System Operator (“ISO”) New England TOs, FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case is also applicable in resolving the MISO ROE cases.
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
On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, consistent with the new methodology adopted in the ISO New England decision in June of 2014. On September 28, 2016, the FERC issued an order (the “September 2016 Order”) affirming the presiding administrative law judge’s initial decision and setting the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). Additionally, the rates established by the September 2016 Order will be used prospectively from the date of that order until a new approved rate is established by the FERC in ruling on the Second Complaint described below, resulting in an ROE used currently by ITCTransmission, METC and ITC Midwest of 11.35%, 11.35% and 11.32%, respectively.

The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds within 30 days for the Initial Refund Period. On October 21, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for an extension of nine months, until July 28, 2017, to provide refunds, which was granted by the FERC on October 28, 2016. The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the first quarter of 2017, we provided a refund of $121 million, including interest, pursuant to the September 2016 Order. This refund is subject to a final true-up pursuant to the refund process. As of March 31, 2017, we have recognized regulatory assets of $3 million for the true-up of the refund, which we expect to be substantially finalized during the second quarter of 2017. We do not believe the total amount of the refund, including interest and the associated true-up, for the Initial Complaint will be materially different from the estimated amount recorded as of December 31, 2016.
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
In addition to the refund issued for the Initial Complaint noted above, we believe it is probable that a refund will be required in connection with the Second Complaint. As of March 31, 2017, the estimated range of refunds for the Second Refund Period is expected to be from $103 million to $140 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries recorded an estimated current regulatory liability for the Second Complaint of $140 million as of March 31, 2017 and an aggregate estimated regulatory liability for the Initial Complaint and Second Complaint of $258 million as of December 31, 2016, representing the best estimate of the probable aggregate refunds based on the resolution of the Initial Complaint in the September 2016 Order.
The recognition of the obligations associated with the Initial Complaint and the Second Complaint resulted in additional interest expense of $1 million and less than a $1 million reduction to net income for the three months ended March 31, 2017. For the three months ended March 31, 2016, the obligations associated with the Initial Complaint and the Second Complaint resulted in a reduction to revenues and net income of $18 million and $12 million, respectively, and an increase to interest expense of $1 million.
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to a recent court action around the June 2014 FERC Order involving the New England TOs, which was remanded to the FERC for further justification of its calculation of the new base ROE for those TOs. As of March 31, 2017, our MISO Regulated Operating Subsidiaries had a total of approximately $3 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with the FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ formula rates. On January 5, 2015, the FERC approved the use of this incentive adder, effective January 6, 2015.

Additionally, ITC Midwest filed a request with the FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership, which is currently authorized for ITCTransmission and METC. On March 31, 2015, the FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, both ITC Midwest and an intervenor, Resale Power Group of Iowa (“RPGI”), filed separate requests with the FERC for rehearing on the approved incentive adder for independence, and both requests were subsequently denied by the FERC on January 6, 2016. RPGI has filed an appeal of the FERC’s decisions, which remains pending. Beginning September 28, 2016, these incentive adders have been applied to METC’s and ITC Midwest’s base ROEs in establishing their total authorized ROE rates, subject to the maximum ROE limitation in the September 2016 Order of 11.35%.
Challenge Regarding Bonus Depreciation
On December 18, 2015, IP&L filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. On June 8, 2016, the FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. On August 3, 2016, ITC Midwest filed a petition for review of the FERC’s March 11, 2016 and June 8, 2016 orders in the United States Court of Appeals, District of Columbia Circuit. On September 8, 2016, ITC Midwest filed a motion to defer the petition pending the issuance of a private letter ruling from the IRS. Following ITC Midwest’s receipt of a private letter ruling, which confirmed that ITC Midwest would not violate the IRS rules related to ratemaking by following the FERC order to calculate rates to simulate the election of bonus depreciation for the historical 2015 year, and after consideration of other relevant factors, ITC Midwest moved the court for leave to withdraw our appeal on March 15, 2017, which was granted by the Court on March 20, 2017. We have intend to elect bonus depreciation for 2017.
Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries calculate their revenue requirements using cost-based formula rates that are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under their cost-based formula, each of our Regulated Operating Subsidiaries separately calculates a revenue requirement based on financial information specific to each company. The calculation of projected revenue requirement for a future period is used to establish the transmission rate used for billing purposes. The calculation of actual revenue requirements for a historic period is used to calculate the amount of revenues recognized in that period and determine the over- or under-collection for that period.
Under these formula rates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current basis, rather than lagging. The formula rates for a given year initially reflect forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to (1) rebuild existing property, plant and equipment; (2) upgrade the system to address demographic changes that have impacted transmission load and the changing role that transmission plays in meeting the needs of the wholesale market, including accommodating the siting of new generation or increasing import capacity to meet changes in peak electrical demand; (3) relieve congestion in the transmission systems; and (4) achieve state and federal policy goals, such as renewable generation portfolio standards. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	three months ended March 31, 2017	Expenditures
(in millions)		2017 — 2021
Expenditures for property, plant and equipment (a)	$204	$2,812
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

Refer to “Item 1 Business — Development of Business — Development Projects” in our Form 10-K for the year ended December 31, 2016 for a discussion of our development projects. We are pursuing projects that could result in a significant amount of capital investment, but are not able to estimate the amounts we ultimately expect to achieve or the timing of such investments.
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in millions)	2017	2016	(decrease)	(decrease)
OPERATING REVENUES	$298	$280	$18	6%
OPERATING EXPENSES
Operation and maintenance	29	25	4	16%
General and administrative	31	46	(15)	(33)%
Depreciation and amortization	41	39	2	5%
Taxes other than income taxes	24	23	1	4%
Total operating expenses	125	133	(8)	(6)%
OPERATING INCOME	173	147	26	18%
OTHER EXPENSES (INCOME)
Interest expense — net	53	50	3	6%
Allowance for equity funds used during construction	(8)	(8)	—	—%
Other expense	1	1	—	—%
Total other expenses (income)	46	43	3	7%
INCOME BEFORE INCOME TAXES	127	104	23	22%
INCOME TAX PROVISION	47	39	8	21%
NET INCOME	$80	$65	$15	23%
Operating Revenues
Three months ended March 31, 2017 compared to three months ended March 31, 2016
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2017		2016		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$202	68%	$203	73%	$(1)	(1)%
Regional cost sharing revenues	83	28%	84	30%	(1)	(1)%
Point-to-point	6	2%	4	1%	2	50%
Scheduling, control and dispatch	3	1%	4	1%	(1)	(25)%
Other	4	1%	3	1%	1	33%
Recognition of rate refund liability	—	—%	(18)	(6)%	18	(100)%
Total	$298	100%	$280	100%	$18	6%
Although network revenues were consistent with the respective prior period, there was a decrease in revenue requirement due to a reduction in ROE, which was offset by a higher rate base mainly due to higher property, plant and equipment.
The recognition of the liability for the refund and potential refund relating to the ROE complaints, described in Note 11 to the condensed consolidated financial statements, resulted in a reduction to operating revenues of $18 million during the three months ended March 31, 2016. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the three months ended March 31, 2017 include revenue accruals and deferrals as described in Note 4 to the condensed consolidated financial statements.

Operating Expenses
Operation and maintenance expenses
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Operation and maintenance expenses increased due primarily to higher vegetation management requirements.
General and administrative expenses
Three months ended March 31, 2017 compared to three months ended March 31, 2016
General and administrative expenses decreased due primarily to a $9 million reduction in external legal, advisory and consulting fees incurred in the prior period relating to the Merger and a $6 million reduction in compensation-related expenses primarily due to lower bonuses and stock compensation expense. The external and internal costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
Depreciation and amortization expenses
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2016 capital additions, which are included in the assessments for 2017 property taxes.
Other Expenses (Income)
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Interest Expense
Interest expense increased due primarily to long-term debt issuances and borrowings subsequent to March 31, 2016 partially offset by debt maturity and term loans paid off.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) was consistent with the respective prior period.
Income Tax Provision
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Our effective tax rates for the three months ended March 31, 2017 and 2016 were 37% and 38%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $5 million (net of federal deductibility) during the three months ended March 31, 2017 compared to a state income tax provision of $4 million (net of federal deductibility) for the three months ended March 31, 2016.
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

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated financial statements. We expect to make additional contributions of approximately $26 million to these plans in 2017.

In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 11 to the condensed consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of March 31, 2017, we had consolidated indebtedness under our revolving and term loan credit agreements of $567 million, with unused capacity under our revolving credit agreements of $683 million. Additionally, ITC Holdings had $135 million of commercial paper issued and outstanding as of March 31, 2017, with the ability to issue an additional $265 million under the commercial paper program. See Note 6 to the condensed consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuances and use of proceeds in 2017.
As of March 31, 2017, we had approximately $475 million of fixed rate debt maturing within one year, which we expect to (1) repay with either borrowings under our revolving credit agreements or commercial paper issued under ITC Holdings’ commercial paper program, or (2) refinance with long-term debt. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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
___________________________

(a)
On March 31, 2017, Standard and Poor’s Ratings Services (“Standard and Poor’s”) reaffirmed the senior unsecured credit rating of ITC Holdings, the secured credit ratings of our MISO Regulated Operating Subsidiaries, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated financial statements as well as reaffirmed the stable outlook of the issuer credit ratings of these particular entities.

(b)
On April 12, 2017, Moody’s Investor Service, Inc. reaffirmed the credit ratings for the associated debt for ITC Holdings, ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated financial statements. All of the credit ratings have a stable outlook.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 6 to the condensed consolidated financial statements and in our Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $8 million and $88 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided by operating activities was due primarily to the refund, including interest, of $121 million provided during the three months ended March 31, 2017, pursuant to the September 2016 Order. This decrease was partially offset by lower income taxes paid of $18 million, a decrease in payments of operating expenses of $7 million and lower interest payments (net of interest capitalized) of $6 million (excluding the $10 million of interest in the refund noted above) during the three months ended March 31, 2017 compared to the same period in 2016.
Cash Flows From Investing Activities
Net cash used in investing activities was $202 million and $195 million for the three months ended March 31, 2017 and 2016, respectively. The cash used in investing activities during the three months ended March 31, 2017 was consistent with the same period in 2016.
Cash Flows From Financing Activities
Net cash provided by financing activities was $192 million and $101 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by financing activities was due primarily to a net increase of $321 million in amounts outstanding under our revolving and term credit agreements during the three months ended March 31, 2017 compared to the same period in 2016. These increases were partially offset by a decrease of $222 million in net issuances of commercial paper under our commercial paper program. See Note 6 to the condensed consolidated financial statements for a description of our revolving and term loan credit agreements as well as our commercial paper program.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2016. There have been no material changes to that information since December 31, 2016, other than the items listed below and described in Note 6 to the condensed consolidated financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings;

•
The borrowing of $200 million under the unsecured, unguaranteed term loan credit agreement due March 24, 2018 by ITC Holdings, the proceeds of which were used to repay amounts outstanding under its revolving credit agreement and for general corporate purposes;

•
The borrowing of $50 million under the unsecured, unguaranteed term loan credit agreement due March 23, 2019 by ITCTransmission, the proceeds of which were used to repay amounts outstanding under its revolving credit agreement and for general corporate purposes; and

•
The issuance of $200 million of 4.16% First Mortgage Bonds, Series H, due April 18, 2047, by ITC Midwest, the proceeds of which were used to repay amounts outstanding under its revolving credit agreement and for general corporate purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,316 million at March 31, 2017. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,112 million at March 31, 2017. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, at March 31, 2017. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2017 would decrease the fair value of debt by $174 million, and a decrease in interest rates of 10% at March 31, 2017 would increase the fair value of debt by $188 million at that date.

Revolving and Term Loan Credit Agreements
At March 31, 2017, we had a consolidated total of $567 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at March 31, 2017 would increase or decrease interest expense by $1 million, respectively, for an annual period with a constant borrowing level of $567 million.
Commercial Paper
At March 31, 2017, ITC Holdings had $135 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $135 million.
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
As of March 31, 2017, we held 10-year interest rate swap contracts with a notional amount of $200 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of March 31, 2017, ITC Holdings had $385 million outstanding under the 6.05% Senior Notes. See Note 6 to the condensed consolidated financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2016, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 4 to the condensed consolidated financial statements for discussion of the challenge against ITC Midwest relating to the use of bonus depreciation as well as Note 11 to the condensed consolidated financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries, and pending litigation associated with the Merger with Fortis.
ITEM 1A. RISK FACTORS
In light of recent legal developments in a case involving the base ROE and range of reasonableness for certain New England TOs, as well as the recent completion of our Merger with a subsidiary of Fortis and information received from the rating agencies in connection with their confirmation of our ratings, we are amending and restating, in the manner set forth below the risk factors entitled “Certain elements of our Regulated Operating Subsidiaries’ formula rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows” and “Adverse changes in our credit ratings may negatively affect us” as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2016. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2016.
Certain elements of our Regulated Operating Subsidiaries’ formula rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows.
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based formula rates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the formula rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the formula rate templates, the rates of return on the actual equity portion of their respective capital structures and the approved targeted capital structures, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative in a proceeding under Section 206 of the FPA. In addition, interested parties may challenge the annual implementation and calculation by our Regulated Operating Subsidiaries of their projected rates and formula rate true up pursuant to their approved formula rates under the Regulated Operating Subsidiaries’ formula rate implementation protocols. End-use consumers and entities supplying electricity to end-use consumers may also attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make appropriate prospective adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In November 2013 and February 2015, certain parties filed complaints with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO transmission owners, including ITCTransmission, METC and ITC Midwest, to be unjust and unreasonable. In December 2015, the presiding administrative law judge issued an initial decision in the November 2013 complaint recommending to the FERC a reduction in the base rate of return on equity of the MISO Transmission owners from 12.38% to 10.32%, with a maximum rate of 11.35%. In September 2016, the FERC issued an order affirming the presiding administrative law judge's initial decision, with the new rates to become effective immediately and for the period from November 12, 2013 through February 11, 2015.  In the first quarter of 2017, in accordance with the FERC order, we refunded $121 million in connection with the November 2013 complaint, subject to true-up.  All parties have filed motions for rehearing on various aspects of the order, the FERC’s decision remains subject to change and the timing of further FERC action is uncertain.
On June 30, 2016, the presiding administrative law judge issued an initial decision on the February 2015 complaint, which recommended a base rate of return on equity of 9.70%, which would be applicable for the period from February 12, 2015 through May 11, 2016 and going forward from the date on which the FERC issues an order on the February 2015 complaint, with a maximum rate of 10.68%. In resolving the February 2015 complaint, we expect the FERC to establish a new base rate and zone of reasonable returns that will be used, along with any incentive adders, to calculate the refund liability for the period from February 12, 2015 through May 11, 2016 and going forward from the date on which the FERC issues an order. Recent legal developments in the New England TO case regarding the FERC’s methodology for determining the ROE may delay a decision on the February 2015 complaint and may cause the FERC to revise its decision on the November 2013 complaint. In 2016, 2015 and 2014, we adjusted revenues downward to accrue for the refund liability based on our estimate of the outcome of these complaints, which had a negative effect on our results of operations for those periods. The resolution of these matters may reduce our future revenues and net income and have a further adverse effect on our future results of operations, cash flows and financial condition.
Adverse changes in our credit ratings may negatively affect us.
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining our credit ratings. In addition, because we are now a subsidiary of Fortis, a downgrade in Fortis’ credit rating could cause our credit rating to be downgraded as well, even if our creditworthiness has not otherwise deteriorated. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay on commercial paper and under our revolving and term loan credit agreements.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

4.46
Ninth Supplemental Indenture, dated as of March 15, 2017, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on April 18, 2017)

10.176	2017 Omnibus Plan, effective February 27, 2017

10.177	Summary of 2017 Annual Incentive Plan

10.178	Form of Service-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017)

10.179	Form of Performance-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017)

10.180
Term Loan Credit Agreement, dated as of March 23, 2017, among ITC Holdings Corp., the various financial institutions and other persons from time to time parties thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and sole bookrunner (filed with Registrant’s Form 8-K on March 27, 2017)

10.181
Term Loan Credit Agreement, dated as of March 23, 2017, among International Transmission Company, the various financial institutions and other persons from time to time parties thereto as lenders and PNC Bank, National Association, as administrative agent (filed with Registrant’s Form 8-K on March 27, 2017)

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
Dated: May 1, 2017

ITC HOLDINGS CORP.
By:	/s/ Linda H. Blair
Linda H. Blair
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)