Form 10-Q
period 2017-06-30
ITC Holdings Corp.
filed 2017-07-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 27, 2017.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$7	$8
Accounts receivable	155	108
Inventory	30	29
Regulatory assets	35	53
Income tax receivable	14	17
Prepaid and other current assets	20	18
Total current assets	261	233
Property, plant and equipment (net of accumulated depreciation and amortization of $1,635 and $1,575, respectively)	7,012	6,698
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $34 and $32, respectively)	41	43
Regulatory assets	278	247
Deferred financing fees (net of accumulated amortization of $2 and $2, respectively)	1	2
Other	64	50
Total other assets	1,334	1,292
TOTAL ASSETS	$8,607	$8,223
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$115	$100
Accrued compensation	17	14
Accrued interest	55	54
Accrued taxes	57	49
Regulatory liabilities	165	129
Refundable deposits from generators for transmission network upgrades	32	17
Debt maturing within one year	934	235
Other	38	35
Total current liabilities	1,413	633
Accrued pension and postretirement liabilities	69	68
Deferred income taxes	1,064	964
Regulatory liabilities	109	249
Refundable deposits from generators for transmission network upgrades	14	27
Other	14	26
Long-term debt	3,942	4,355
Commitments and contingent liabilities (Notes 4 and 11)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2017 and December 31, 2016	892	892
Retained earnings	1,090	1,007
Accumulated other comprehensive income	—	2
Total stockholder’s equity	1,982	1,901
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,607	$8,223
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
OPERATING REVENUES	$303	$298	$601	$578
OPERATING EXPENSES
Operation and maintenance	29	27	58	52
General and administrative	30	49	61	95
Depreciation and amortization	42	39	83	78
Taxes other than income taxes	27	23	51	46
Other operating (income) and expenses — net	(1)	(1)	(1)	(1)
Total operating expenses	127	137	252	270
OPERATING INCOME	176	161	349	308
OTHER EXPENSES (INCOME)
Interest expense — net	55	52	108	102
Allowance for equity funds used during construction	(8)	(8)	(16)	(16)
Other income	(1)	(1)	(1)	(1)
Other expense	1	2	2	3
Total other expenses (income)	47	45	93	88
INCOME BEFORE INCOME TAXES	129	116	256	220
INCOME TAX PROVISION	48	42	95	81
NET INCOME	$81	$74	$161	$139
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
NET INCOME	$81	$74	$161	$139
OTHER COMPREHENSIVE LOSS
Derivative instruments, net of tax (Note 7)	(2)	(5)	(2)	(7)
TOTAL COMPREHENSIVE INCOME	$79	$69	$159	$132
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	83	78
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(7)	(18)
Deferred income tax expense	94	204
Allowance for equity funds used during construction	(16)	(16)
Other	3	15
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(47)	(41)
Income tax receivable	3	(145)
Other current assets	12	(7)
Accounts payable	1	17
Accrued compensation	6	(3)
Accrued interest	1	1
Accrued taxes	3	4
Other current liabilities	5	(2)
Net estimated refund related to return on equity complaints	(116)	29
Other non-current assets and liabilities, net	(6)	2
Net cash provided by operating activities	180	257
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(383)	(398)
Contributions in aid of construction	6	6
Other	(11)	4
Net cash used in investing activities	(388)	(388)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	200	200
Borrowings under revolving credit agreements	510	461
Borrowings under term loan credit agreements	250	—
Net issuance of commercial paper, net of discount	14	216
Repayments of revolving credit agreements	(689)	(509)
Repayment of term loan credit agreements	—	(200)
Issuance of common stock	—	11
Dividends on common and restricted stock	—	(57)
Dividends to ITC Investment Holdings Inc.	(78)	—
Refundable deposits from generators for transmission network upgrades	10	12
Repayment of refundable deposits from generators for transmission network upgrades	(8)	(9)
Other	(2)	(2)
Net cash provided by financing activities	207	123
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(8)
CASH AND CASH EQUIVALENTS — Beginning of period	8	14
CASH AND CASH EQUIVALENTS — End of period	$7	$6
See notes to condensed consolidated interim financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2016 included in ITC Holdings’ annual report on Form 10-K for such period.
The accompanying condensed consolidated interim financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
The condensed consolidated interim financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in millions)	2017	2016
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$110	$95
Income taxes paid	—	21
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	$93	$100
Allowance for equity funds used during construction	16	16
____________________________

(a)
Amount for the six months ended June 30, 2017 includes $9 million of interest paid associated with the return on equity (“ROE”) complaints. See Note 12 to the condensed consolidated interim financial statements for information on the ROE complaints.

(b)
Amounts consist of accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2017 or 2016, respectively, but will be or have been included as a cash outflow from investing activities when paid.

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

For the three months ended June 30, 2017 and 2016, we expensed certain internal labor and associated costs related to the Merger of approximately $1 million and $3 million, respectively, and $2 million and $6 million for the six months ended June 30, 2017 and 2016, respectively. We also expensed external legal, advisory and financial services fees related to the Merger of $12 million and $22 million for the three and six months ended June 30, 2016, respectively. The majority of these merger-related costs were recorded within general and administrative expenses. The external and internal costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
See Note 12 for legal matters associated with the Merger with Fortis.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Simplification of Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies several aspects of the accounting for employee share-based payment transactions. We elected to early adopt this guidance during the fourth quarter of 2016. Among other changes, the guidance requires that an entity recognize all excess tax benefits and tax deficiencies arising after the adoption date as income tax benefit or expense in the income statement. This aspect of the new guidance was required to be adopted on a prospective basis as of January 1, 2016. The following shows the impact of this adoption on our previously reported condensed consolidated statement of operations for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016			Six months ended June 30, 2016
(in millions)	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
Income tax provision	$45	$(3)	$42	$85	$(4)	$81
Net income	71	3	74	135	4	139
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may have a material impact on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. Subsequent updates have been issued primarily to provide implementation guidance related to the initial guidance issued in May 2014. The guidance supersedes the current revenue recognition guidance and requires entities to evaluate their revenue recognition arrangements using a five-step model to determine when a customer obtains control of a transferred good or service.
The majority of our revenue from contracts with customers is generated from sales based on tariff rates, as approved by the Federal Energy Regulatory Commission (“FERC”), and is considered to be in the scope of the new guidance. The true-up mechanism under our formula rates is considered an alternative revenue program and is outside the scope of the new guidance given it is not considered a contract with a customer. We do not expect that the adoption of this guidance will have a material impact on our consolidated results of operations, cash flows or financial position. However, the adoption of the new guidance is expected to impact our revenue disclosures as revenue from contracts with customers is required to be reported separately from revenue from alternative revenue programs. We are in the process of evaluating and drafting these required disclosures.
The guidance is effective for annual reporting periods beginning after December 15, 2017 and may be adopted using either (a) a full retrospective method, whereby comparative periods would be restated to present the impact of the new standard, with the cumulative effect of applying the standard recognized as of the earliest period presented, or (b) a modified retrospective method, under which comparative periods would not be restated and the cumulative effect of applying the standard would be recognized at the date of initial adoption, January 1, 2018. While we expect to use the modified retrospective approach, we continue to monitor interpretive issues and the outcome of those matters may impact our ultimate decision regarding transition method. We have elected not to early adopt.

Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued authoritative guidance amending the classification and measurement of financial instruments. The guidance requires entities to carry most investments in equity securities at fair value and recognize changes in fair value in net income, unless the investment results in consolidation or equity method accounting. Additionally, the new guidance amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using a modified retrospective approach, with limited exceptions. We are currently assessing the impact this guidance will have on our consolidated financial statements, including our disclosures.
Accounting for Leases
In February 2016, the FASB issued authoritative guidance on accounting for leases, which impacts accounting by lessees as well as lessors. The new guidance creates a dual approach for lessee accounting, with lease classification determined in accordance with principles in existing lease guidance. Income statement presentation differs depending on the lease classification; however, both types of leases result in lessees recognizing a right-of-use asset and a lease liability, with limited exceptions. Under existing accounting guidance, operating leases are not recorded on the balance sheet of lessees. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied using a modified retrospective approach, with possible optional practical expedients. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements, including our disclosures.
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
4.    REGULATORY MATTERS
ITCTransmission Regional Cost Allocation Refund
In October 2010, MISO and ITCTransmission made a filing with the FERC under Section 205 of the Federal Power Act (“FPA”) to revise the MISO tariff to establish a methodology to allocate and recover costs of ITCTransmission’s Phase Angle Regulating Transformers (“PARs”) among MISO and other FERC-approved Regional Transmission Organizations (“RTOs”) — the New York Independent System Operator and PJM Interconnection (“other RTOs”). In December 2010, the FERC accepted the proposed revisions, subject to refund, while setting them for hearing and settlement procedures. On September 22, 2016, the FERC issued an order largely affirming the presiding administrative law judge’s initial decision issued in December 2012, which stated, among other things, that MISO and ITCTransmission failed to show that the other RTOs will benefit from the operation of ITCTransmission’s PARs. The FERC order required ITCTransmission to provide refunds within 30 days for excess amounts collected from customers of the other RTOs. The refunds, including interest, were provided to the other RTOs in October 2016. As a result of the FERC order, ITCTransmission will collect the amounts refunded, plus interest, from network customers. On December 6, 2016, ITCTransmission made a filing with the FERC, under Section 205 of the FPA, requesting to recover the amount refunded to the other RTOs (“regional cost allocation recovery”) in network rates during the next calendar year, beginning January 1, 2017. On January 30, 2017, the FERC issued an order approving collection of the regional cost allocation recovery in 2017. ITCTransmission has recorded $14 million and $29 million for the regional cost allocation recovery, including interest, in current regulatory assets on the condensed consolidated statements of financial position as of June 30, 2017 and December 31, 2016, respectively.

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
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 12 for a discussion of the ROE complaints.
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, using a FERC-approved formula that is used to calculate rates (“formula rates”), and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable or another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 12 for detail on ROE matters.
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2017:

(in millions)	Total
Net regulatory liability as of December 31, 2016	$(1)
Net collection of 2015 revenue deferrals and accruals, including accrued interest	(8)
Net revenue accrual for the six months ended June 30, 2017	15
Net regulatory asset as of June 30, 2017	$6
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at June 30, 2017 as follows:

(in millions)	Total
Current regulatory assets	$20
Non-current regulatory assets	38
Current regulatory liabilities	(22)
Non-current regulatory liabilities	(30)
Net regulatory asset as of June 30, 2017	$6
5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2017 and December 31, 2016, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $26 million and $28 million (net of accumulated amortization of $33 million and $31 million) as of June 30, 2017 and December 31, 2016, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including two regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $15 million (net of accumulated amortization of $1 million) as of June 30, 2017 and December 31, 2016.
During each of the three month periods ended June 30, 2017 and 2016, we recognized $1 million of amortization expense of our intangible assets and $2 million during each of the six month periods ended June 30, 2017 and 2016. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2017 to be $3 million per year.
6.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of June 30, 2017, ITC Holdings had $385 million outstanding under the 6.05% Senior Notes.

Interest Rate Swaps As of June 30, 2017 (dollars in millions)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2016 swaps	$75	1.616%	10 years	January 2018
August 2016 swap	25	1.599%	10 years	January 2018
March 2017 swaps	100	2.661%	10 years	December 2017
April 2017 swap	50	2.440%	10 years	December 2017
Total	$250
The 10-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and pay interest semi-annually at various fixed rates effective for the 10-year period beginning January 31, 2018 for the July and August swaps and December 5, 2017 for the March and April 2017 swaps. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of January 31, 2018 for the July and August swaps and December 5, 2017 for the March and April 2017 swaps. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. ITC Holdings entered into an additional 10-year interest rate swap contract on July 24, 2017 with a notional amount of $40 million and fixed rate of 2.2705%. This additional interest rate swap also manages interest rate risk associated with the expected refinancing of the 6.05% Senior Notes and has terms comparable to the March and April 2017 swaps described above.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of June 30, 2017, the fair value of the derivative instruments was an asset of $7 million and a liability of $3 million. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of June 30, 2017, ITC Holdings had $160 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 1.486% and weighted average remaining days to maturity of 21 days. The amount outstanding as of June 30, 2017 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
Term Loan Credit Agreement
On March 23, 2017, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement due March 24, 2018, under which ITC Holdings borrowed $200 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement and commercial paper program. The weighted-average interest rate on the borrowing outstanding under this agreement was 2.15% at June 30, 2017.
ITC Midwest
On April 18, 2017, ITC Midwest issued $200 million of 4.16% First Mortgage Bonds, Series H, due April 18, 2047. The proceeds were used for general corporate purposes, including the repayment of borrowings under the ITC Midwest revolving credit agreement. ITC Midwest’s First Mortgage Bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its property.
ITCTransmission
On March 23, 2017, ITCTransmission entered into an unsecured, unguaranteed term loan credit agreement due March 23, 2019, under which ITCTransmission borrowed $50 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITCTransmission’s revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.90% at June 30, 2017.

Revolving Credit Agreements
At June 30, 2017, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(dollars in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400	$7	$393	(c)	2.5%	(d)	0.175%
ITCTransmission	100	22	78		2.2%	(e)	0.10%
METC	100	60	40		2.2%	(e)	0.10%
ITC Midwest	250	10	240		2.2%	(e)	0.10%
ITC Great Plains	150	55	95		2.2%	(e)	0.10%
Total	$1,000	$154	$846
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $233 million as of June 30, 2017.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios. As of June 30, 2017, we were not in violation of any debt covenant.

7.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Balance at the beginning of period	$2	$2	$2	$4
Derivative instruments
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 and $4 for the three months ended June 30, 2017 and 2016, respectively, and net of tax of $2 and $6 for the six months ended June 30, 2017 and 2016, respectively)	(2)	(5)	(2)	(7)
Balance at the end of period (a) (b)	$—	$(3)	$—	$(3)
____________________________

(a)
Includes reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings, net of tax, of less than $1 million for the three and six months ended June 30, 2017 and 2016. The reclassification is reported in interest expense on a pre-tax basis.

(b)	Includes unrealized gains on available-for-sale securities, net of tax, of less than $1 million for the three and six months ended June 30, 2017 and 2016.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2018 is expected to be approximately $2 million (net of tax of $1 million). The reclassification is reported in interest expense on a pre-tax basis.
The Merger
On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is an indirect subsidiary of Fortis and GIC, upon the closing of the Merger. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Refer to Note 2 for further details of the Merger.
8. SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
2015 Long-Term Incentive Plan and Second Amended and Restated 2006 Long-Term Incentive Plan
Under the Merger Agreement, outstanding options to acquire common stock of ITC Holdings vested immediately prior to closing and were converted into the right to receive the difference between the Merger consideration and the exercise price of each option in cash, restricted stock vested immediately prior to closing and was converted into the right to receive the Merger consideration in cash and performance shares vested immediately prior to closing at the higher of target or actual performance through the effective time of the Merger and were converted into the right to receive the Merger consideration in cash. The per share amount of Merger consideration determined in accordance with the Merger Agreement and used for purposes of settling the share-based awards was $45.72. For the year ended December 31, 2016, we recognized approximately $41 million of expense due to the accelerated vesting of the share-based awards that occurred at the completion of the Merger. Refer to Note 2 for additional discussion regarding the Merger. As of June 30, 2017 and December 31, 2016, there were no share-based payment awards outstanding under the plans that were in effect at or before the Merger.

2017 Omnibus Plan
On February 27, 2017, the ITC Holdings board of directors adopted the 2017 Omnibus Plan, which was amended by the ITC Holdings board of directors on July 10, 2017 (as amended, the “Plan”). Under the Plan, we may grant long-term incentive awards of performance-based units (“PBUs”) and service-based units (“SBUs”) to employees, including executive officers, of ITC Holdings and its subsidiaries. Each PBU and SBU granted will be valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash.
On March 8, 2017, ITC Holdings granted the following number of PBUs and SBUs under the Plan:

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
Employee Share Purchase Plan
Effective May 4, 2017, Fortis adopted the Fortis Amended and Restated 2012 Employee Share Purchase Plan (“ESPP”), which enables ITC employees to purchase common shares of Fortis stock. A total of 600,000 shares of Fortis common stock are available for purchase from Fortis’ treasury under the ESPP. The ESPP allows eligible employees to contribute during any investment period between 1% and 10% of their annual base pay, with an employee’s aggregate contribution for the calendar year not to exceed 10% of annual base pay for the year. Employee contributions are made at the beginning of each quarterly investment period in either a lump sum or by means of a loan from ITC Holdings, which is repayable over 52 weeks from payroll deductions (or earlier upon certain events) and secured by a pledge on the related purchased shares. ITC Holdings contributes as additional compensation an amount equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s annual base pay and an amount equal to 10% of all dividends payable by Fortis on the Fortis shares allocated to an employee’s ESPP account. All amounts contributed to the ESPP by employees and ITC Holdings are used to purchase Fortis common shares from Fortis or in the market concurrent with the quarterly dividend payment dates of March 1, June 1, September 1 and December 1. During the second quarter of 2017, ITC Holdings implemented the ESPP. The cost of ITC Holdings’ contribution for the three and six months ended June 30, 2017 was immaterial.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the second quarter of 2017, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2017.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $14 million to the supplemental benefit plans during the second quarter of 2017. We do not expect to make any additional contributions to these plans in 2017.

Net periodic benefit cost for the pension plans, by component, was as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Service cost	$1	$2	$3	$3
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized loss	1	1	1	2
Net pension cost	$2	$3	$4	$5
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2017, we contributed $4 million to the postretirement benefit plan. We expect to make additional contributions of $4 million to the postretirement benefit plan during the second half of 2017.
Net postretirement benefit plan cost, by component, was as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Service cost	$2	$2	$4	$4
Interest cost	—	—	1	1
Expected return on plan assets	—	—	(1)	(1)
Net postretirement cost	$2	$2	$4	$4
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three month periods ended June 30, 2017 and 2016, and $2 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at June 30, 2017, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$54	$—	$—
Mutual funds — equity securities	1	—	—
Interest rate swap derivatives	—	7	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(3)	—
Total	$55	$4	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2016, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$42	$—	$—
Mutual funds — equity securities	1	—	—
Interest rate swap derivatives	—	8	—
Total	$43	$8	$—
As of June 30, 2017 and December 31, 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our mutual funds consist of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gain and losses are recorded in earnings for investments classified as trading securities and AOCI for investments classified as available-for-sale.
The asset and liability related to derivatives consist of interest rate swaps discussed in Note 6. The fair value of our interest rate swap derivatives is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2017 and 2016. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2016 included in our Form 10-K for such period and to Note 5 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,599 million and $4,306 million at June 30, 2017 and December 31, 2016, respectively. These fair values represent Level 2 measurements under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,312 million and $4,112 million at June 30, 2017 and December 31, 2016, respectively.

Revolving and Term Loan Credit Agreements
At June 30, 2017 and December 31, 2016, we had a consolidated total of $404 million and $334 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
11.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis for general corporate expenses incurred. These transactions are in the normal course of business and the costs of these services are reimbursed through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and other subsidiaries of Fortis of less than $1 million at June 30, 2017 and December 31, 2016 and intercompany payables to Fortis and other subsidiaries of Fortis of $2 million at June 30, 2017 and no intercompany payables to Fortis and other subsidiaries of Fortis at December 31, 2016.
Related party charges for corporate expenses from Fortis and other subsidiaries of Fortis are recorded in general and administrative expense for the three and six months ended June 30, 2017 for ITC Holdings are $2 million and $4 million, respectively.
Dividends
During the six months ended June 30, 2017, we paid dividends of $78 million to Investment Holdings. ITC Holdings also paid dividends of $90 million to Investment Holdings in July 2017.
12.    COMMITMENTS AND CONTINGENT LIABILITIES
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
The amount of use tax and interest associated with the settlement agreement has been paid and recorded primarily as an increase to property, plant and equipment, which is a component of revenue requirement in our cost based formula rate.
METC has also taken the industrial processing exemption, estimated to be approximately $10 million for open periods. METC has not been assessed any use tax liability and has not recorded any contingent liability as of June 30, 2017 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
Rate of Return on Equity Complaints
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed a complaint with the FERC under Section 206 of the FPA (the “Initial Complaint”), requesting that the FERC find the then current 12.38% MISO regional base

ROE rate (the “base ROE”) for all MISO TOs, including ITCTransmission, METC and ITC Midwest, to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries to 9.15%, reducing the equity component of our capital structure and terminating the ROE adders approved for certain Regulated Operating Subsidiaries.
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
The FERC set the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. The FERC set the refund effective date for the Initial Complaint as November 12, 2013.
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
The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds for the Initial Refund Period. The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the first and second quarters of 2017, we have provided net refunds with interest, which were substantially finalized during the second quarter of 2017. The total amount of the net refunds, including interest and the associated true-up, for the Initial Complaint were not materially different from the estimated amount recorded as of December 31, 2016.
On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis used by FERC to determine the cost of equity of public utilities. The complainants also filed a request for rehearing, citing that FERC erred in several material respects in the September 2016 Order. The FERC issued a tolling order on November 28, 2016 to allow for additional time to address the rehearing requests.
On February 12, 2015, an additional complaint was filed with the FERC under Section 206 of the FPA (the “Second Complaint”) by Arkansas Electric Cooperative Corporation, Mississippi Delta Energy Agency, Clarksdale Public Utilities Commission, Public Service Commission of Yazoo City and Hoosier Energy Rural Electric Cooperative, Inc., seeking a FERC order to reduce the base ROE used in the formula transmission rates of our MISO Regulated Operating Subsidiaries to 8.67%, with an effective date of February 12, 2015. The FERC set the Second Complaint for hearing and settlement procedures and set the refund effective date for the Second Complaint as February 12, 2015.
On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base ROE of 9.70% for February 12, 2015 through May 11, 2016 (the “Second Refund Period”), with a maximum ROE of 10.68%. The initial decision is a non-binding recommendation to the FERC on the Second Complaint, and all parties have filed briefs contesting various parts of the proposed findings and recommendations.
An order has not yet been issued by the FERC in connection with the Second Complaint. In resolving the Second Complaint, we expect the FERC to establish a new base ROE and zone of reasonable returns that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of June 30, 2017, the estimated range of refunds for the related refund period is expected to be from $104 million to $142 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries recorded an estimated current regulatory liability for the Second Complaint of $142 million as of June 30, 2017. The recognition of the obligations associated with the complaints resulted in a reduction of revenues and net income and additional interest expense as set forth in the table below for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenue reduction	$—	$8	$—	$26
Interest expense increase	2	2	3	3
Estimated net income reduction	1	6	2	18
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness under the newly adopted two-step DCF methodology, which is subject to significant discretion by the FERC. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to a recent court action relating to the precedent setting June 2014 FERC Order involving the New England TOs, which was remanded to the FERC for further justification of its calculation of the new base ROE for those TOs. As of June 30, 2017, our MISO Regulated Operating Subsidiaries had a total of approximately $3 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million.
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
Legal Matters Associated with the Merger
Following the February 2016 announcement of the Merger, several putative state class action lawsuits were filed by purported shareholders of ITC Holdings on behalf of a purported class of ITC Holdings shareholders. All of these actions were later dismissed except for Alan Poland v. Fortis Inc., which was filed in the Oakland County Circuit Court of the State of Michigan on March 4, 2016. The complaint names as defendants a combination of ITC Holdings and the individual members of the ITC Holdings board of directors, Fortis, FortisUS and Merger Sub and generally alleges, among other things, that (1) ITC Holdings’ directors breached their fiduciary duties in connection with the Merger Agreement, (including, but not limited to, various alleged breaches of duties of good faith, loyalty, care and independence), (2) ITC Holdings’ directors failed to take appropriate steps to maximize shareholder value and claims that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive and (3) a combination of ITC Holdings, Fortis, FortisUS and Merger Sub aided and abetted the purported breaches of fiduciary duties. The complaints sought class action certification and a variety of relief including, among other things, enjoining defendants from completing the Merger, unspecified rescissory and compensatory damages, and costs, including attorneys’ fees and expenses. The complaint was later amended to add derivative claims on behalf of ITC Holdings.
On June 8, 2016, the Oakland County Circuit Court denied a motion for summary disposition filed by ITC Holdings and the individual members of the ITC Holdings board of directors.
The court subsequently issued an order allowing a new plaintiff, Washtenaw County Employees’ Retirement System, to intervene in the case.
On January 20, 2017, the defendants filed an additional motion for summary disposition, which was to be heard by the court on March 22, 2017. A hearing on class certification occurred on February 9, 2017.
In March 2017, the parties reached an agreement in principle to settle for $5 million, plus the cost of providing the class with notice, subject to formal documentation and court approval. The court has stayed the matter, except for all settlement-

related proceedings. On May 26, 2017, the Court preliminarily approved the settlement and set a final settlement approval hearing for September 25, 2017.
Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. See Note 2 for additional discussion on the Merger.
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $120 million for the period from 2017 through 2020. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
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

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Regulated Operating Subsidiaries	$310	$298	$615	$578
ITC Holdings and other	—	—	—	—
Intercompany eliminations	(7)	—	(14)	—
Total Operating Revenues	$303	$298	$601	$578

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Regulated Operating Subsidiaries	$164	$167	$326	$319
ITC Holdings and other	(35)	(51)	(70)	(99)
Total Income Before Income Taxes	$129	$116	$256	$220

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Regulated Operating Subsidiaries	$101	$103	$200	$197
ITC Holdings and other	81	74	161	139
Intercompany eliminations	(101)	(103)	(200)	(197)
Total Net Income	$81	$74	$161	$139

TOTAL ASSETS:	June 30,	December 31,
(in millions)	2017	2016
Regulated Operating Subsidiaries	$8,531	$8,162
ITC Holdings and other	4,666	4,503
Reconciliations / Intercompany eliminations (a)	(4,590)	(4,442)
Total Assets	$8,607	$8,223
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2016 (as modified in our Form 10-Q for the quarter ended March 31, 2017), and the following:

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
As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in Note 4 to the condensed consolidated interim financial statements.
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the six months ended June 30, 2017 or that may affect future results include:

•
Our capital expenditures of $383 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2017 as described below under “— Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 6 to the condensed consolidated interim financial statements, including commercial paper issued under ITC Holdings’ commercial paper program, and borrowings under our revolving and term loan credit agreements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•	Debt maturing within one year of $934 million as of June 30, 2017 and the potentially higher interest rates associated with the additional financing required to repay this debt; and

•
Recognition of the liability for the refund and potential refund relating to the rate of return on equity (“ROE”) complaints, as described in Note 12 to the condensed consolidated interim financial statements. During the six months ended June 30, 2017, our MISO Regulated Operating Subsidiaries provided net refunds with interest of $118 million for the Initial ROE complaint, which was substantially finalized during the second quarter of 2017, subject to the pending rehearing request. Our MISO Regulated Operating Subsidiaries have an estimated current regulatory liability recorded for the Second Complaint of $142 million as of June 30, 2017.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Capital Project Updates and Other Recent Developments
The Merger
On February 9, 2016, ITC Holdings entered into the Merger Agreement with Fortis, FortisUS and Merger Sub. On April 20, 2016, Fortis reached a definitive agreement with GIC for GIC to acquire an indirect 19.9% equity interest in ITC Holdings upon completion of the Merger. On October 14, 2016, ITC Holdings and Fortis completed the Merger contemplated by the Merger Agreement. On the same date, the common shares of ITC Holdings were delisted from the NYSE and the common shares of Fortis were listed and began trading on the NYSE. Fortis continues to have its shares listed on the Toronto Stock Exchange. As a result of the Merger, Merger Sub merged with and into ITC Holdings with ITC Holdings continuing as the surviving corporation and becoming a majority owned indirect subsidiary of FortisUS. In the Merger, ITC Holdings shareholders received $22.57 in cash and 0.7520 Fortis common shares for each share of common stock of ITC Holdings. Refer to Note 2 to the condensed consolidated interim financial statements for further details on the Merger.
Rate of Return on Equity Complaints
In November 2013 and February 2015, certain parties filed joint complaints with the FERC under Section 206 of the FPA requesting that the FERC find the then current MISO regional base ROE rate for all MISO TOs, including ITCTransmission, METC and ITC Midwest, to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries.
In September 2016, the FERC issued an order (the “September 2016 Order”) in connection with the November 2013 complaint (the “Initial Complaint”) reducing the base ROE from 12.38% to 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 and prospectively from the date of that order until a new approved rate is established by the FERC in connection with the additional complaint filed with the FERC under Section 206 of the FPA on February 12, 2015 (the “Second Complaint”). The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the first and second quarters of 2017, we have provided net refunds with interest, which were substantially finalized during the second quarter of 2017. The total amount of the net refunds, including interest and the associated true-up, for the Initial Complaint were not materially different from the estimated amount recorded as of December 31, 2016.
An order has not yet been issued by the FERC in connection with the Second Complaint. In resolving the Second Complaint, we expect FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of June 30, 2017, the estimated range of refunds for the related refund period is expected to be from $104 million to $142 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries recorded an estimated current regulatory liability for the Second Complaint of $142 million as of June 30, 2017. The recognition of the obligations associated with the complaints resulted in a reduction of revenues and net income and additional interest expense as set forth in the table below for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenue reduction	$—	$8	$—	$26
Interest expense increase	2	2	3	3
Estimated net income reduction	1	6	2	18
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to a recent court action relating to the June 2014 FERC order involving the New England TOs, which was remanded to the FERC for further justification of its calculation of the new base ROE for those TOs. Based on the level of aggregate equity in our MISO Regulated Operating Subsidiaries, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million. For a more detailed discussion of the ROE complaints, see Note 12 to the condensed consolidated interim financial statements.
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
Under these formula rates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current basis. The formula rates for a given year initially reflect forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.

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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 12 to the condensed consolidated interim financial statements. The primary factor that is expected to continue to increase our revenues and earnings in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. In addition, our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	six months ended June 30, 2017	Expenditures
(in millions)		2017 — 2021
Expenditures for property, plant and equipment (a)	$383	$2,812
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in millions)	2017	2016	(decrease)	(decrease)	2017	2016	(decrease)	(decrease)
OPERATING REVENUES	$303	$298	$5	1.7%	$601	$578	$23	4%
OPERATING EXPENSES
Operation and maintenance	29	27	2	7.4%	58	52	6	12%
General and administrative	30	49	(19)	(38.8)%	61	95	(34)	(36)%
Depreciation and amortization	42	39	3	7.7%	83	78	5	6%
Taxes other than income taxes	27	23	4	17.4%	51	46	5	11%
Other operating (income) and expenses — net	(1)	(1)	—	—%	(1)	(1)	—	—%
Total operating expenses	127	137	(10)	(7.3)%	252	270	(18)	(7)%
OPERATING INCOME	176	161	15	9.3%	349	308	41	13%
OTHER EXPENSES (INCOME)
Interest expense — net	55	52	3	5.8%	108	102	6	6%
Allowance for equity funds used during construction	(8)	(8)	—	—%	(16)	(16)	—	—%
Other income	(1)	(1)	—	—%	(1)	(1)	—	—%
Other expense	1	2	(1)	(50.0)%	2	3	(1)	(33)%
Total other expenses (income)	47	45	2	4.4%	93	88	5	6%
INCOME BEFORE INCOME TAXES	129	116	13	11.2%	256	220	36	16%
INCOME TAX PROVISION	48	42	6	14.3%	95	81	14	17%
NET INCOME	$81	$74	$7	9.5%	$161	$139	$22	16%
Operating Revenues
Three months ended June 30, 2017 compared to three months ended June 30, 2016
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2017		2016		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$203	67%	$204	69%	$(1)	(1)%
Regional cost sharing revenues	83	28%	86	29%	(3)	(4)%
Point-to-point	7	2%	4	1%	3	75%
Scheduling, control and dispatch	4	1%	3	1%	1	33%
Other	6	2%	9	3%	(3)	(33)%
Recognition of rate refund liability	—	—%	(8)	(3)%	8	(100)%
Total	$303	100%	$298	100%	$5	2%
Although network revenues were consistent with the respective prior period, there was a decrease in revenue requirement due to lower ROEs, which was offset by a higher rate base mainly due to higher property, plant and equipment.

The recognition of the liability for the refund and potential refund relating to the ROE complaints, described in Note 12 to the condensed consolidated interim financial statements, resulted in a reduction to operating revenues of $8 million during the three months ended June 30, 2016. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the three months ended June 30, 2017 include revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2017		2016		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$405	67%	$407	71%	$(2)	(1)%
Regional cost sharing revenues	166	28%	170	29%	(4)	(2)%
Point-to-point	13	2%	8	1%	5	63%
Scheduling, control and dispatch	7	1%	7	1%	—	—%
Other	10	2%	12	2%	(2)	(17)%
Recognition of rate refund liability	—	—%	(26)	(4)%	26	(100)%
Total	$601	100%	$578	100%	$23	4%
Although network revenues were consistent with the respective prior period, there was a decrease in revenue requirement due to lower ROEs, which was offset by a higher rate base mainly due to higher property, plant and equipment.
The recognition of the refund liability for the potential refund relating to the ROE complaints, described in Note 12 to the condensed consolidated interim financial statements, resulted in a reduction to operating revenues of $26 million during the six months ended June 30, 2016. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the six months ended June 30, 2017 include revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements.
Operating Expenses
Operation and maintenance expenses
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Operation and maintenance expenses increased due primarily to higher vegetation management requirements partially offset by lower tower painting requirements.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Operation and maintenance expenses increased due primarily to higher vegetation management requirements.
General and administrative expenses
Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016
General and administrative expenses decreased due primarily to a reduction in professional services due to the Merger related expenses incurred in 2016 and, to a lesser extent, a reduction in compensation-related expenses primarily due to lower bonuses and stock compensation expense, also primarily due to the Merger.
Depreciation and amortization expenses
Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.

Taxes other than income taxes
Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2016 capital additions, which are included in the assessments for 2017 property taxes.
Other Expenses (Income)
Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016
Interest Expense
Interest expense increased due primarily to an increase in outstanding long-term debt subsequent to June 30, 2016.
Allowance for Equity Funds Used During Construction
Allowance for Equity Funds Used During Construction (“AFUDC equity”) was consistent with the respective prior period.
Income Tax Provision
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Our effective tax rates for the three months ended June 30, 2017 and 2016 were 37% and 39%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $5 million (net of federal deductibility) during the three months ended June 30, 2017 and 2016.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Our effective tax rates for the six months ended June 30, 2017 and 2016 were 37% and 39%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. We recorded a state income tax provision of $9 million (net of federal deductibility) during the six months ended June 30, 2017 and 2016.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach to fund our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 6 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities for transmission projects that will continue to result in the incurrence of development expenses and could result in significant capital expenditures. Refer to Note 12 for a discussion of progress payments related to development projects.

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

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated interim financial statements. We expect to make additional contributions of approximately $4 million to these plans in 2017.

In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 12 to the condensed consolidated interim financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of June 30, 2017, we had consolidated indebtedness under our revolving and term loan credit agreements of $404 million, with unused capacity under our revolving credit agreements of $846 million. Additionally, ITC Holdings had $160 million of commercial paper issued and outstanding as of June 30, 2017, with the ability to issue an additional $233 million under the commercial paper program. See Note 6 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt issuances and use of proceeds in 2017.
As of June 30, 2017, we had approximately $575 million of fixed rate debt maturing within one year, which we expect to (1) repay with either borrowings under our revolving credit agreements or commercial paper issued under ITC Holdings’ commercial paper program, or (2) refinance with long-term debt. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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
___________________________

(a)
On March 31, 2017, Standard and Poor’s Ratings Services (“Standard and Poor’s”) reaffirmed the senior unsecured credit rating of ITC Holdings, the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated interim financial statements. Standard and Poor’s also reaffirmed the stable outlook for these entities.

(b)
On April 12, 2017, Moody’s Investor Service, Inc. (“Moody’s”) reaffirmed the senior unsecured credit rating of ITC Holdings, the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated interim financial statements. Moody’s also reaffirmed the stable outlook for these entities.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 6 to the condensed consolidated interim financial statements and in our Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements would increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $180 million and $257 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities was due primarily to the refund, including interest, provided pursuant to the September 2016 Order and higher interest payments (net of interest capitalized excluding the interest paid as part of the refund noted above) during the six months ended June 30, 2017 compared to the same period in 2016. This decrease was partially offset by an increase in receipts from operating revenues, lower income taxes paid and a decrease in payments of operating expenses during the six months ended June 30, 2017 compared to the same period in 2016.
Cash Flows From Investing Activities
Net cash used in investing activities of $388 million for the six months ended June 30, 2017 was consistent with the same period in 2016. Although net cash used in investing activities was consistent between periods, expenditures for property, plant and equipment decreased due to the timing of payments during the six months ended June 30, 2017 compared to the same period in 2016. This decrease was offset by increased contributions to pension plans and decreased proceeds from the sale of assets.
Cash Flows From Financing Activities
Net cash provided by financing activities was $207 million and $123 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by financing activities was due primarily to a net increase in amounts outstanding under our revolving and term credit agreements during the six months ended June 30, 2017 compared to the same period in 2016. These increases were partially offset by an increase in dividends paid and a decrease in net issuances of commercial paper under our commercial paper program. See Note 6 to the condensed consolidated interim financial statements for a description of our revolving and term loan credit agreements as well as our commercial paper program.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2016. There have been no material changes to that information since December 31, 2016, other than the items listed below and described in Note 6 to the condensed consolidated interim financial statements:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated interim financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated interim financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,599 million at June 30, 2017. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,312 million at June 30, 2017. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, at June 30, 2017. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2017 would decrease the fair value of debt by $185 million, and a decrease in interest rates of 10% at June 30, 2017 would increase the fair value of debt by $200 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2017, we had a consolidated total of $404 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at June 30, 2017 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $404 million.
Commercial Paper
At June 30, 2017, ITC Holdings had $160 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $160 million.
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
As of June 30, 2017, we held 10-year interest rate swap contracts with a notional amount of $250 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt related to the expected refinancing of the maturing ITC Holdings 6.05% Senior Notes, due January 31, 2018. As of June 30, 2017, ITC Holdings had $385 million outstanding under the 6.05% Senior Notes. See Note 6 to the condensed consolidated interim financial statements for further discussion on these interest rate swaps.

Other
As described in our Form 10-K for the fiscal year ended December 31, 2016, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2017.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 4 to the condensed consolidated interim financial statements for discussion of the challenge against ITC Midwest relating to the use of bonus depreciation as well as Note 12 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries, and pending litigation associated with the Merger with Fortis.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the risk factors set forth therein, except as described in our Quarterly Report on Form 10-Q for the period ended March 31, 2017.
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

10.182	Amendment to 2017 Omnibus Plan, dated as of July 10, 2017

10.183	ITC Holdings Corp. Director Deferred Compensation Plan, effective March 1, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 27, 2017

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey (formerly Linda H. Blair)
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)