Form 10-Q
period 2017-09-30
ITC Holdings Corp.
filed 2017-11-03
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of November 2, 2017.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$8	$8
Accounts receivable	158	108
Inventory	30	29
Regulatory assets	27	53
Income tax receivable	14	17
Prepaid and other current assets	25	18
Total current assets	262	233
Property, plant and equipment (net of accumulated depreciation and amortization of $1,660 and $1,575, respectively)	7,158	6,698
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $35 and $32, respectively)	40	43
Regulatory assets	252	247
Deferred financing fees (net of accumulated amortization of $3 and $2, respectively)	1	2
Other	64	50
Total other assets	1,307	1,292
TOTAL ASSETS	$8,727	$8,223
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$119	$100
Accrued compensation	24	14
Accrued interest	62	54
Accrued taxes	33	49
Regulatory liabilities	173	129
Refundable deposits from generators for transmission network upgrades	23	17
Debt maturing within one year	954	235
Other	52	35
Total current liabilities	1,440	633
Accrued pension and postretirement liabilities	69	68
Deferred income taxes	1,118	964
Regulatory liabilities	139	249
Refundable deposits from generators for transmission network upgrades	25	27
Other	15	26
Long-term debt	3,944	4,355
Commitments and contingent liabilities (Notes 4 and 12)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2017 and December 31, 2016	892	892
Retained earnings	1,082	1,007
Accumulated other comprehensive income	3	2
Total stockholder’s equity	1,977	1,901
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,727	$8,223
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
OPERATING REVENUES	$299	$254	$900	$832
OPERATING EXPENSES
Operation and maintenance	24	31	82	83
General and administrative	31	36	92	131
Depreciation and amortization	42	40	125	118
Taxes other than income taxes	28	22	79	68
Other operating (income) and expenses — net	(1)	—	(2)	(1)
Total operating expenses	124	129	376	399
OPERATING INCOME	175	125	524	433
OTHER EXPENSES (INCOME)
Interest expense — net	56	56	164	158
Allowance for equity funds used during construction	(9)	(10)	(25)	(26)
Other income	(1)	—	(2)	(1)
Other expense	1	—	3	3
Total other expenses (income)	47	46	140	134
INCOME BEFORE INCOME TAXES	128	79	384	299
INCOME TAX PROVISION	46	28	141	109
NET INCOME	$82	$51	$243	$190
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
NET INCOME	$82	$51	$243	$190
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 7)	3	—	1	(7)
TOTAL COMPREHENSIVE INCOME	$85	$51	$244	$183
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$243	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	125	118
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	60	8
Deferred income tax expense	140	215
Allowance for equity funds used during construction	(25)	(26)
Other	6	23
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(54)	(34)
Other current assets	20	(6)
Accounts payable	(3)	33
Accrued compensation	12	3
Accrued interest	8	(7)
Accrued taxes	(16)	(16)
Other current liabilities	8	(2)
Net estimated refund related to return on equity complaints	(115)	88
Other non-current assets and liabilities, net	(5)	—
Net cash provided by operating activities	404	587
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(554)	(571)
Contributions in aid of construction	20	10
Other	(10)	4
Net cash used in investing activities	(544)	(557)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	200	599
Borrowings under revolving credit agreements	807	790
Borrowings under term loan credit agreements	250	—
Net issuance of commercial paper, net of discount	82	39
Retirement of long-term debt	(50)	(139)
Repayments of revolving credit agreements	(984)	(873)
Repayment of term loan credit agreements	—	(361)
Dividends on common and restricted stock	—	(90)
Dividends to ITC Investment Holdings Inc.	(168)	—
Refundable deposits from generators for transmission network upgrades	12	29
Repayment of refundable deposits from generators for transmission network upgrades	(8)	(10)
Other	(1)	(19)
Net cash provided by (used in) financing activities	140	(35)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5)
CASH AND CASH EQUIVALENTS — Beginning of period	8	14
CASH AND CASH EQUIVALENTS — End of period	$8	$9
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
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in millions)	2017	2016
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$157	$156
Income taxes paid (b)	—	23
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (c)	$103	$100
Allowance for equity funds used during construction	25	26
____________________________

(a)
Amount for the nine months ended September 30, 2017 includes $9 million of interest paid associated with the return on equity (“ROE”) complaints. See Note 12 to the condensed consolidated interim financial statements for information on the ROE complaints.

(b)
Amount for the nine months ended September 30, 2016 does not include the income tax refund of $128 million received from the Internal Revenue Service (“IRS”) in August 2016, which resulted from the election of bonus depreciation as described in Note 4 to the condensed consolidated interim financial statements.

(c)
Amounts consist of accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2017 or 2016, respectively, but will be or have been included as a cash outflow from investing activities when paid.

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
For the three months ended September 30, 2017 and 2016, we expensed certain internal labor and associated costs related to the Merger of approximately $4 million and $3 million, respectively, and $6 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively. We also expensed external legal, advisory and financial services fees related to the Merger of $2 million and $24 million for the three and nine months ended September 30, 2016, respectively. The majority of these Merger-related costs were recorded within general and administrative expenses. The external and internal costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
See Note 12 for legal matters associated with the Merger with Fortis.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Simplification of Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies several aspects of the accounting for employee share-based payment transactions. We elected to early adopt this guidance during the fourth quarter of 2016. Among other changes, the guidance requires that an entity recognize all excess tax benefits and tax deficiencies arising after the adoption date as income tax benefit or expense in the income statement. This aspect of the new guidance was required to be adopted on a prospective basis as of January 1, 2016. The following shows the impact of this adoption on our previously reported condensed consolidated statement of operations for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
(in millions)	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
Income tax provision	$29	$(1)	$28	$114	$(5)	$109
Net income	50	1	51	185	5	190
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
Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers based on tariff rates, as approved by the Federal Energy Regulatory Commission (“FERC”), and is considered to be in the scope of the new guidance. The true-up mechanisms under our formula rates are considered alternative revenue programs of rate-regulated utilities and are outside the scope of the new guidance, as they are not considered contracts with customers. Based on our assessment of the new guidance, we do not expect the implementation of the new standard will have a material impact on the amount and timing of revenue recognition. However, we expect to present revenues arising from alternative revenue programs separately from revenues in the scope of the new guidance in the statements of operations. In addition, we expect to add footnote disclosures to address the requirements in the guidance to provide more information regarding the nature, amount, timing and uncertainty of revenue and cash flows as well as changes in accounts receivable from customers. We are in the process of drafting these disclosures as we continue to work towards implementation of the guidance.

The guidance is effective for annual reporting periods beginning after December 15, 2017 and may be adopted using either (a) a full retrospective method, whereby comparative periods would be restated to present the impact of the new standard, with the cumulative effect of applying the standard recognized as of the earliest period presented, or (b) a modified retrospective method, under which comparative periods would not be restated and the cumulative effect of applying the standard would be recognized at the date of initial adoption, January 1, 2018. We expect to adopt the guidance using the modified retrospective approach. We have elected not to early adopt.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued authoritative guidance amending the classification and measurement of financial instruments. The guidance requires entities to carry most investments in equity securities at fair value and recognize changes in fair value in net income, unless the investment results in consolidation or equity method accounting. Additionally, the new guidance amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using a modified retrospective approach, with limited exceptions. Upon adoption of the standard, we expect certain of our investments currently accounted for as available-for-sale with changes in fair value recorded in other comprehensive income will be required to be accounted for with changes in fair value in net income; however, we do not expect this change in accounting will have a material impact on our consolidated financial statements. We are continuing to assess the impact this guidance will have on our consolidated financial statements, including our disclosures.
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
Presentation of Restricted Cash in the Statement of Cash Flows
In November 2016, the FASB issued authoritative guidance on the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The new guidance specifies that restricted cash and restricted cash equivalents shall be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not, however, provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using a retrospective approach to each period presented. We are currently assessing the impact this guidance will have on our consolidated financial statements, including our disclosures, as well as whether to early adopt the guidance.
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

Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same income statement line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements, including tabular disclosures about both (a) the total amounts reported in the income statement for each income and expense line item that is affected by hedging and (b) the effects of hedging on those line items. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted on a modified retrospective basis to existing hedging relationships and on a prospective basis for the presentation and disclosure requirements. We are currently assessing the impact this guidance will have on our financial statements, including our disclosures, as well as whether to early adopt the guidance.
4.    REGULATORY MATTERS
ITCTransmission Regional Cost Allocation Refund
In October 2010, MISO and ITCTransmission made a filing with the FERC under Section 205 of the Federal Power Act (“FPA”) to revise the MISO tariff to establish a methodology to allocate and recover costs of ITCTransmission’s Phase Angle Regulating Transformers (“PARs”) among MISO and other FERC-approved Regional Transmission Organizations (“RTOs”) — the New York Independent System Operator and PJM Interconnection (“other RTOs”). In December 2010, the FERC accepted the proposed revisions, subject to refund, while setting them for hearing and settlement procedures. On September 22, 2016, the FERC issued an order largely affirming the presiding administrative law judge’s initial decision issued in December 2012, which stated, among other things, that MISO and ITCTransmission failed to show that the other RTOs will benefit from the operation of ITCTransmission’s PARs. The FERC order required ITCTransmission to provide refunds within 30 days for excess amounts collected from customers of the other RTOs. The refunds, including interest, were provided to the other RTOs in October 2016. As a result of the FERC order, ITCTransmission will collect the amounts refunded, plus interest, from network customers. On December 6, 2016, ITCTransmission made a filing with the FERC, under Section 205 of the FPA, requesting to recover the amount refunded to the other RTOs (“regional cost allocation recovery”) in network rates during the next calendar year, beginning January 1, 2017. On January 30, 2017, the FERC issued an order approving collection of the regional cost allocation recovery in 2017. ITCTransmission has recorded $7 million and $29 million for the regional cost allocation recovery, including interest, in current regulatory assets on the condensed consolidated statements of financial position as of September 30, 2017 and December 31, 2016, respectively.
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
Challenge Regarding Bonus Depreciation
On December 18, 2015, Interstate Power and Light Company (“IP&L”) filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective

January 1, 2015, to simulate the election of bonus depreciation for 2015. On June 8, 2016, the FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. On August 3, 2016, ITC Midwest filed a petition for review of the FERC’s March 11, 2016 and June 8, 2016 orders in the United States Court of Appeals, District of Columbia Circuit. On September 8, 2016, ITC Midwest filed a motion to defer the petition pending the issuance of a private letter ruling from the IRS. Following ITC Midwest’s receipt of a private letter ruling, which confirmed that ITC Midwest would not violate the IRS rules related to ratemaking by following the FERC order to calculate rates to simulate the election of bonus depreciation for the historical 2015 year, and after consideration of other relevant factors, ITC Midwest moved the court for leave to withdraw our appeal on March 15, 2017, which was granted by the Court on March 20, 2017, and this matter is now concluded. We intend to elect bonus depreciation for 2017.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2017:

(in millions)	Total
Net regulatory liability as of December 31, 2016	$(1)
Net collection of 2015 revenue deferrals and accruals, including accrued interest	(11)
Net revenue deferral for the nine months ended September 30, 2017	(47)
Net accrued interest payable for the nine months ended September 30, 2017	(2)
Net regulatory liability as of September 30, 2017	$(61)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ formula rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at September 30, 2017 as follows:

(in millions)	Total
Current regulatory assets	$20
Non-current regulatory assets	8
Current regulatory liabilities	(30)
Non-current regulatory liabilities	(59)
Net regulatory liability as of September 30, 2017	$(61)

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2017 and December 31, 2016, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $26 million and $28 million (net of accumulated amortization of $33 million and $31 million) as of September 30, 2017 and December 31, 2016, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including two regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million and $15 million (net of accumulated amortization of $2 million and $1 million) as of September 30, 2017 and December 31, 2016, respectively.
During each of the three month periods ended September 30, 2017 and 2016, we recognized $1 million of amortization expense of our intangible assets and $3 million during each of the nine month periods ended September 30, 2017 and 2016. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2017 to be $3 million per year.
6.    DEBT
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates at ITC Holdings. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps listed below manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for (a) the expected repayment of the ITC Holdings 6.05% Senior Notes, due January 31, 2018, borrowings under the ITC Holdings Term Loan, due March 24, 2018, and borrowings under ITC Holdings’ revolving credit agreement and commercial paper program, and (b) general corporate purposes. As of September 30, 2017, ITC Holdings had $385 million outstanding under the 6.05% Senior Notes and $200 million outstanding under the Term Loan. The following table outlines the details of the interest rate swaps outstanding as of September 30, 2017:

Interest Rate Swaps As of September 30, 2017 (dollars in millions)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2016 swaps	$75	1.616%	10 years	January 31, 2018
August 2016 swap	25	1.599%	10 years	January 31, 2018
March 2017 swaps	100	2.661%	10 years	December 5, 2017
April 2017 swap	50	2.440%	10 years	December 5, 2017
July 2017 swap	40	2.271%	10 years	December 5, 2017
August 2017 swap	85	2.262%	10 years	December 5, 2017
August 2017 swaps	300	1.860%	5 years	December 5, 2017
September 2017 swap	75	1.796%	5 years	December 5, 2017
Total	$750
The 10-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and pay interest semi-annually at various fixed rates effective for the 10-year period beginning January 31, 2018 for the July and August 2016 swaps and December 5, 2017 for the March, April, July, and August 2017 swaps. The 5-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and pay interest semi-annually at various fixed rates effective for the 5-year period beginning December 5, 2017. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps, as shown in the table above. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the expected debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date for the effective portion of the hedge is recorded net of tax in accumulated other comprehensive income (“AOCI”). This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2017, the fair value of the derivative instruments was a current asset of $11 million and a current liability of $4 million. None of the interest rate swaps contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.
ITC Holdings
During the nine months ended September 30, 2017, ITC Holdings reclassified long-term debt for senior notes totaling $385 million, less unamortized deferred financing fees and discount, to debt maturing within one year in the condensed consolidated statements of financial position. During the nine months ended September 30, 2017, ITC Holdings repaid $50 million of 6.23% Senior Notes, due September 20, 2017.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of September 30, 2017, ITC Holdings had $229 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 1.462% and weighted average remaining days to maturity of 18 days. As of December 31, 2016, ITC Holdings had $145 million of commercial paper issued and outstanding under the program. The amount outstanding as of September 30, 2017 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
Term Loan Credit Agreement
On March 23, 2017, ITC Holdings entered into an unsecured, unguaranteed term loan credit agreement due March 24, 2018, under which ITC Holdings borrowed $200 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement and commercial paper program. The weighted-average interest rate on the borrowing outstanding under this agreement was 2.15% at September 30, 2017. The amount outstanding as of September 30, 2017 was classified as debt maturing within one year in the condensed consolidated statements of financial position.
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
ITCTransmission
During the nine months ended September 30, 2017, ITCTransmission reclassified long-term debt for first mortgage bonds totaling $100 million, less unamortized deferred financing fees and discount, to debt maturing within one year in the condensed consolidated statements of financial position.
Term Loan Credit Agreement
On March 23, 2017, ITCTransmission entered into an unsecured, unguaranteed term loan credit agreement due March 23, 2019, under which ITCTransmission borrowed $50 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITCTransmission’s revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.90% at September 30, 2017.

Revolving Credit Agreements
At September 30, 2017, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(dollars in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400	$7	$393	(c)	2.5%	(d)	0.175%
ITCTransmission	100	23	77		2.2%	(e)	0.10%
METC	100	54	46		2.2%	(e)	0.10%
ITC Midwest	250	21	229		2.2%	(e)	0.10%
ITC Great Plains	150	52	98		2.2%	(e)	0.10%
Total	$1,000	$157	$843
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $164 million as of September 30, 2017.

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

Revolving Credit Agreement Refinancing
On October 23, 2017, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains entered into new, unsecured, unguaranteed revolving credit agreements, which replaced the previous revolving credit agreements described above. The new revolving credit agreements (a) extend the maturity date of the revolving credit agreements from March 2019 to October 2022 and (b) reduce the total available capacity for the revolving credit agreements for ITC Great Plains and ITC Midwest by $75 million and $25 million, respectively. The determination of the applicable interest rates and commitment fee rates in the new agreements is consistent with the previous agreements as described above and remain subject to adjustment based on the borrower’s credit rating.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and, under the new revolving credit agreements, certain funds from operations to total debt levels. As of September 30, 2017, we were not in violation of any debt covenant.

7.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Balance at the beginning of period	$—	$(3)	$2	$4
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended September 30, 2017 and the nine months ended September 30, 2017 and 2016) (a)	1	—	1	1
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 for the three months ended September 30, 2017 and $6 for the nine months ended September 30, 2016)	2	—	—	(8)
Total other comprehensive income (loss), net of tax	3	—	1	(7)
Balance at the end of period (b)	$3	$(3)	$3	$(3)
____________________________

(a)	The reclassification of net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.

(b)	Includes unrealized gains on available-for-sale securities, net of tax, of less than $1 million for the three and nine months ended September 30, 2017 and 2016.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2018 is expected to be approximately $2 million (net of tax of $1 million). The reclassification is reported in interest expense on a pre-tax basis.
The Merger
On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is an indirect subsidiary of Fortis and GIC, upon the closing of the Merger. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Refer to Note 2 for further details of the Merger.
8. SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
2015 Long-Term Incentive Plan and Second Amended and Restated 2006 Long-Term Incentive Plan
Under the Merger Agreement, outstanding options to acquire common stock of ITC Holdings vested immediately prior to closing and were converted into the right to receive the difference between the Merger consideration and the exercise price of each option in cash, restricted stock vested immediately prior to closing and was converted into the right to receive the Merger consideration in cash and performance shares vested immediately prior to closing at the higher of target or actual performance through the effective time of the Merger and were converted into the right to receive the Merger consideration in cash. The per share amount of Merger consideration determined in accordance with the Merger Agreement and used for purposes of settling the share-based awards was $45.72. For the year ended December 31, 2016, we recognized approximately $41 million of expense due to the accelerated vesting of the share-based awards that occurred at the completion of the Merger. Refer to Note 2 for additional discussion regarding the Merger. As of September 30, 2017 and December 31, 2016, there were no share-based payment awards outstanding under the plans that were in effect at or before the Merger.

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
Employee Share Purchase Plan
Effective May 4, 2017, Fortis adopted the Fortis Amended and Restated 2012 Employee Share Purchase Plan (“ESPP”), which enables ITC employees to purchase common shares of Fortis stock. A total of 600,000 shares of Fortis common stock are available for purchase from Fortis’ treasury under the ESPP. The ESPP allows eligible employees to contribute during any investment period between 1% and 10% of their annual base pay, with an employee’s aggregate contribution for the calendar year not to exceed 10% of annual base pay for the year. Employee contributions are made at the beginning of each quarterly investment period in either a lump sum or by means of a loan from ITC Holdings, which is repayable over 52 weeks from payroll deductions (or earlier upon certain events) and secured by a pledge on the related purchased shares. ITC Holdings contributes as additional compensation an amount equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s annual base pay and an amount equal to 10% of all dividends payable by Fortis on the Fortis shares allocated to an employee’s ESPP account. All amounts contributed to the ESPP by employees and ITC Holdings are used to purchase Fortis common shares from Fortis or in the market concurrent with the quarterly dividend payment dates of March 1, June 1, September 1 and December 1. ITC Holdings implemented the ESPP during the second quarter of 2017. The cost of ITC Holdings’ contribution for the three and nine months ended September 30, 2017 was immaterial.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. We contributed $4 million to the retirement plan during the second quarter of 2017. We do not expect to make any additional contributions to this plan in 2017.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $14 million to the supplemental benefit plans during the first half of 2017. We do not expect to make any additional contributions to these plans in 2017.

Net periodic benefit cost for the pension plans, by component, was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Service cost	$2	$2	$5	$5
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized loss	—	1	1	3
Net pension cost	$2	$3	$6	$8
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We contributed $6 million to the postretirement benefit plan during the nine months ended September 30, 2017. We expect to make an additional contribution of $2 million to the postretirement benefit plan during the fourth quarter of 2017.
Net postretirement benefit plan cost, by component, was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Service cost	$2	$2	$6	$6
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Net postretirement cost	$2	$2	$6	$6
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three month periods ended September 30, 2017 and 2016, and $3 million for each of the nine month periods ended September 30, 2017 and 2016.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2017, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)		(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	—	$—
Mutual funds — fixed income securities	53	—		—
Mutual funds — equity securities	1	—		—
Interest rate swap derivatives	—	11		—
Financial liabilities measured on a recurring basis:	—
Interest rate swap derivatives	—	(4)		—
Total	$55	$7		$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2016, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$42	$—	$—
Mutual funds — equity securities	1	—	—
Interest rate swap derivatives	—	8	—
Total	$43	$8	$—
As of September 30, 2017 and December 31, 2016, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. Our mutual funds consist of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gain and losses are recorded in earnings for investments classified as trading securities and AOCI for investments classified as available-for-sale.
The asset and liability related to derivatives consist of interest rate swaps discussed in Note 6. The fair value of our interest rate swap derivatives is determined based on a discounted cash flow (“DCF”) method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2017 and 2016. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2016 included in our Form 10-K for such period and to Note 5 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,539 million and $4,306 million at September 30, 2017 and December 31, 2016, respectively. These fair values represent Level 2 measurements under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,263 million and $4,112 million at September 30, 2017 and December 31, 2016, respectively.

Revolving and Term Loan Credit Agreements
At September 30, 2017 and December 31, 2016, we had a consolidated total of $407 million and $334 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
11.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at September 30, 2017 and December 31, 2016 and intercompany payables to Fortis and such subsidiaries of less than $1 million at September 30, 2017 and no intercompany payables to Fortis and such subsidiaries at December 31, 2016.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense for three and nine months ended September 30, 2017 for ITC Holdings are $2 million and $6 million, respectively.
Dividends
During the nine months ended September 30, 2017, we paid dividends of $168 million to Investment Holdings. ITC Holdings also paid dividends of $132 million to Investment Holdings in October 2017.
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
METC has also taken the industrial processing exemption, estimated to be approximately $9 million for open periods. METC has not been assessed any use tax liability and has not recorded any contingent liability as of September 30, 2017 associated with this matter. In the event it becomes appropriate to record additional use tax liability relating to this matter, METC would record the additional use tax primarily as an increase to the cost of property, plant and equipment, as the majority of purchases for which the exemption was taken relate to equipment purchases associated with capital projects.
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
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for Independent System Operator (“ISO”) New England TOs, FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case, including any revisions made in response to the decision of the U.S. Court of Appeals for the District of Columbia Circuit in Emera Maine v. FERC, discussed below, will be used in resolving the MISO ROE cases.
On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, consistent with the new methodology adopted in the ISO New England decision in June 2014. On September 28, 2016, the FERC issued an order (the “September 2016 Order”) affirming the presiding administrative law judge’s initial decision and setting the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). Additionally, the rates established by the September 2016 Order will be used prospectively from the date of that order until a new approved rate is established by the FERC in ruling on the Second Complaint described below. The September 2016 Order resulted in an ROE used currently by ITCTransmission, METC and ITC Midwest of 11.35%, 11.35% and 11.32%, respectively.
The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds for the Initial Refund Period. The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the nine months ended September 30, 2017, we provided net refunds with interest, which were substantially finalized during the second quarter of 2017. The total amount of the net refunds, including interest and the associated true-up, for the Initial Complaint were not materially different from the estimated amount recorded as of December 31, 2016.
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
On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base ROE of 9.70% for February 12, 2015 through May 11, 2016 (the “Second Refund Period”), with a maximum ROE of 10.68%. The initial decision is a non-binding recommendation to the FERC on the Second Complaint, and all parties have filed briefs contesting various parts of the proposed findings and recommendations. FERC has not yet issued an order on the initial decision on the Second Complaint.
On April 14, 2017, in Emera Maine v. FERC, the U.S. Court of Appeals for the District of Columbia Circuit vacated the precedent-setting FERC orders, which revised the regional base ROE rate for the ISO New England TOs, established and applied the two-step DCF methodology for the determination of ROE, and remanded the orders to the FERC for further justification of its calculation of the new base ROE for the New England TOs.

On September 29, 2017, certain MISO transmission owners, including our MISO Regulated Operating Subsidiaries, filed a motion for the FERC to dismiss the Second Complaint, on the grounds that the Second Complaint fails as a matter of law to make the showings required by the D.C. Circuit’s decision in Emera Maine to demonstrate that the currently effective base ROE of 10.32% is unjust and unreasonable. Pending a determination by FERC on the merits of the motion, the estimated current regulatory liability that has been recorded in the condensed consolidated statements of financial position for the Second Complaint has not been modified.
If the Second Complaint is not dismissed, we expect the FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of September 30, 2017, the estimated range of refunds for the related refund period is from $105 million to $143 million on a pre-tax basis. To date, our MISO Regulated Operating Subsidiaries have recorded an estimated current regulatory liability for the Second Complaint of $143 million as of September 30, 2017. The recognition of the obligations associated with the complaints resulted in a reduction of revenues and net income and additional interest expense as set forth in the table below for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenue reduction	$—	$55	$—	$81
Interest expense increase	1	4	4	7
Estimated net income reduction (a)	—	35	2	53
_____________________________
(a) Includes an effect on net income of $27 million for the three and nine months ended September 30, 2016 for revenue initially recognized in 2015, 2014 and 2013.
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness, which is subject to significant discretion by the FERC. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to the Emera Maine v. FERC decision.
As of September 30, 2017, our MISO Regulated Operating Subsidiaries had a total of approximately $3 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million.
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
In March 2017, the parties reached an agreement in principle to settle for $5 million, plus the cost of providing the class with notice, subject to formal documentation and court approval. The Court held a final settlement approval hearing on September 25, 2017, after which it entered an order and final judgment approving the settlement. Pursuant to the order and final judgment, the shareholder class action litigation against ITC Holdings has been dismissed.
As a result of the final approval of the settlement, settlement class members who did not opt out of the settlement cannot bring any lawsuits arising out of or relating to the Merger Agreement or the Merger.
See Note 2 for additional discussion on the Merger.
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $120 million for the period from 2018 through 2021. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
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

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Regulated Operating Subsidiaries	$306	$261	$921	$839
ITC Holdings and other	1	—	1	1
Intercompany eliminations	(8)	(7)	(22)	(8)
Total Operating Revenues	$299	$254	$900	$832

	Three months ended		Nine months ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Regulated Operating Subsidiaries	$166	$120	$492	$439
ITC Holdings and other	(38)	(41)	(108)	(140)
Total Income Before Income Taxes	$128	$79	$384	$299

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Regulated Operating Subsidiaries	$104	$75	$304	$272
ITC Holdings and other	82	51	243	190
Intercompany eliminations	(104)	(75)	(304)	(272)
Total Net Income	$82	$51	$243	$190

TOTAL ASSETS:	September 30,	December 31,
(in millions)	2017	2016
Regulated Operating Subsidiaries	$8,649	$8,162
ITC Holdings and other	4,683	4,503
Reconciliations / Intercompany eliminations (a)	(4,605)	(4,442)
Total Assets	$8,727	$8,223
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
Significant recent matters that influenced our financial position and results of operations and cash flows for the nine months ended September 30, 2017 or that may affect future results include:

•
Our capital expenditures of $554 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2017 as described below under “— Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 6 to the condensed consolidated interim financial statements, including commercial paper issued under ITC Holdings’ commercial paper program, and borrowings under our revolving and term loan credit agreements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•	Debt maturing within one year of $954 million as of September 30, 2017 and the potentially higher interest rates associated with the additional financing required to repay this debt; and

•
Recognition of the liability for the refund and potential refund relating to the rate of return on equity (“ROE”) complaints, as described in Note 12 to the condensed consolidated interim financial statements. During the nine months ended September 30, 2017, our MISO Regulated Operating Subsidiaries provided net refunds with interest of $118 million for the Initial ROE complaint, which were substantially finalized during the second quarter of 2017, subject to the pending rehearing request. Our MISO Regulated Operating Subsidiaries have an estimated current regulatory liability recorded for the Second Complaint of $143 million as of September 30, 2017.

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
In September 2016, the FERC issued an order (the “September 2016 Order”) in connection with the November 2013 complaint (the “Initial Complaint”) reducing the base ROE from 12.38% to 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 and prospectively from the date of that order until a new approved rate is established by the FERC in connection with the additional complaint filed with the FERC under Section 206 of the FPA on February 12, 2015 (the “Second Complaint”). The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the nine months ended September 30, 2017, we provided net refunds with interest, which were substantially finalized during the second quarter of 2017. The total amount of the net refunds, including interest and the associated true-up, for the Initial Complaint were not materially different from the estimated amount recorded as of December 31, 2016.
An order has not yet been issued by the FERC in connection with the Second Complaint. If the Second Complaint is not dismissed, we expect FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of September 30, 2017, the estimated range of refunds for the related refund period is from $105 million to $143 million on a pre-tax basis. To date, our MISO Regulated Operating Subsidiaries have recorded an estimated current regulatory liability for the Second Complaint of $143 million as of September 30, 2017. The recognition of the obligations associated with the complaints resulted in a reduction of revenues and net income and additional interest expense as set forth in the table below for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenue reduction	$—	$55	$—	$81
Interest expense increase	1	4	4	7
Estimated net income reduction (a)	—	35	2	53
_____________________________
(a) Includes an effect on net income of $27 million for the three and nine months ended September 30, 2016 for revenue initially recognized in 2015, 2014 and 2013.
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to the Emera Maine v. FERC decision. Based on the level of aggregate equity in our MISO Regulated Operating Subsidiaries, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million. In addition, the motion to dismiss, filed in September 2017, could also affect the resolution of the Second Complaint. For a more detailed discussion of the ROE complaints, see Note 12 to the condensed consolidated interim financial statements.
Challenge Regarding Bonus Depreciation
On December 18, 2015, IP&L filed a formal challenge (“IP&L challenge”) with the FERC against ITC Midwest on certain inputs to ITC Midwest’s formula rates. The IP&L challenge alleged that ITC Midwest has unreasonably and imprudently opted out of using bonus depreciation in the calculation of its federal income tax expense and thereby unduly increased the transmission charges for transmission service to customers. On March 11, 2016, the FERC granted the IP&L challenge in part by requiring ITC Midwest to recalculate its revenue requirements, effective January 1, 2015, to simulate the election of bonus depreciation for 2015. On June 8, 2016, the FERC denied ITC Midwest’s request for rehearing of the March 11, 2016 order. On August 3, 2016, ITC Midwest filed a petition for review of the FERC’s March 11, 2016 and June 8, 2016 orders in the United States Court of Appeals, District of Columbia Circuit. On September 8, 2016, ITC Midwest filed a motion to defer the petition pending the issuance of a private letter ruling from the IRS. Following ITC Midwest’s receipt of a private letter ruling, which confirmed that ITC Midwest would not violate the IRS rules related to ratemaking by following the FERC order to calculate rates to simulate the election of bonus depreciation for the historical 2015 year, and after consideration of other relevant factors, ITC Midwest moved the court for leave to withdraw our appeal on March 15, 2017. The motion was granted by the Court on March 20, 2017 and this matter is now concluded. We intend to elect bonus depreciation for 2017.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended September 30, 2017	Expenditures
(in millions)	September 30, 2017	2018 — 2022
Expenditures for property, plant and equipment (a)	$554	$2,842
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

We are pursuing development projects that could result in a significant amount of capital investment, but are not able to estimate the amounts we ultimately expect to achieve or the timing of such investments. Our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Refer to “Item 1 Business — Development of Business — Development Projects” in our Form 10-K for the year ended December 31, 2016 for a discussion of our development projects.
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in millions)	2017	2016	(decrease)	(decrease)	2017	2016	(decrease)	(decrease)
OPERATING REVENUES	$299	$254	$45	18%	$900	$832	$68	8%
OPERATING EXPENSES
Operation and maintenance	24	31	(7)	(23)%	82	83	(1)	(1)%
General and administrative	31	36	(5)	(14)%	92	131	(39)	(30)%
Depreciation and amortization	42	40	2	5%	125	118	7	6%
Taxes other than income taxes	28	22	6	27%	79	68	11	16%
Other operating (income) and expenses — net	(1)	—	(1)	—%	(2)	(1)	(1)	100%
Total operating expenses	124	129	(5)	(4)%	376	399	(23)	(6)%
OPERATING INCOME	175	125	50	40%	524	433	91	21%
OTHER EXPENSES (INCOME)
Interest expense — net	56	56	—	—%	164	158	6	4%
Allowance for equity funds used during construction	(9)	(10)	1	(10)%	(25)	(26)	1	(4)%
Other income	(1)	—	(1)	—%	(2)	(1)	(1)	100%
Other expense	1	—	1	—%	3	3	—	—%
Total other expenses (income)	47	46	1	2%	140	134	6	4%
INCOME BEFORE INCOME TAXES	128	79	49	62%	384	299	85	28%
INCOME TAX PROVISION	46	28	18	64%	141	109	32	29%
NET INCOME	$82	$51	$31	61%	$243	$190	$53	28%
Operating Revenues
Three months ended September 30, 2017 compared to three months ended September 30, 2016
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2017		2016		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$199	67%	$240	95%	$(41)	(17)%
Regional cost sharing revenues	84	28%	56	22%	28	50%
Point-to-point	2	1%	6	2%	(4)	(67)%
Scheduling, control and dispatch	3	1%	4	2%	(1)	(25)%
Other	11	3%	3	1%	8	267%
Recognition of rate refund liability	—	—%	(55)	(22)%	55	(100)%
Total	$299	100%	$254	100%	$45	18%
Network revenues decreased and regional cost sharing revenues increased primarily due to the recognition during the three months ended September 30, 2016 of the refund liability associated with regional cost allocation, described in Note 4 to the condensed consolidated interim financial statements, which resulted in an increase to network revenues and an offsetting reduction to regional cost sharing revenues in 2016 of $29 million. Network revenues also decreased to a lesser extent due to a decrease in revenue requirement due to lower ROEs, which was partially offset by a higher rate base mainly due to higher property, plant and equipment. We expect to continue to receive regional cost sharing revenues and the amounts could increase in the future, including revenues associated with projects that have been or are expected to be approved for regional cost sharing.
The recognition of the liability for the refund and potential refund relating to the ROE complaints, described in Note 12 to the condensed consolidated interim financial statements, resulted in a reduction to operating revenues of $55 million during the three months ended September 30, 2016. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the three months ended September 30, 2017 included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2017		2016		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues	$604	67%	$648	78%	$(44)	(7)%
Regional cost sharing revenues	250	28%	226	27%	24	11%
Point-to-point	15	2%	14	2%	1	7%
Scheduling, control and dispatch	10	1%	10	1%	—	—%
Other	21	2%	15	2%	6	40%
Recognition of rate refund liability	—	—%	(81)	(10)%	81	(100)%
Total	$900	100%	$832	100%	$68	8%
Network revenues decreased and regional cost sharing revenues increased primarily due to the recognition during the nine months ended September 30, 2016 of the refund liability associated with regional cost allocation, described in Note 4 to the condensed consolidated interim financial statements, which resulted in an increase to network revenues and an offsetting reduction to regional cost sharing revenues in 2016 of $29 million. Network revenues also decreased to a lesser extent due to a decrease in revenue requirement due to lower ROEs, which was offset by a higher rate base mainly due to higher property, plant and equipment.
The recognition of the liability for the refund and potential refund relating to the ROE complaints, described in Note 12 to the condensed consolidated interim financial statements, resulted in a reduction to operating revenues of $81 million during the nine months ended September 30, 2016. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the nine months ended September 30, 2017 included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements.
Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements, lower tower painting expenses and lower overhead line maintenance activities.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Operation and maintenance expenses were consistent with the prior period.

General and administrative expenses
Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016
General and administrative expenses decreased due to a reduction in professional services related to the Merger and a reduction in compensation-related expenses primarily due to lower bonuses and stock compensation expense.
Depreciation and amortization expenses
Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016
Depreciation and amortization expenses increased due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016
Taxes other than income taxes increased due to higher property tax expenses due primarily to our Regulated Operating Subsidiaries’ 2016 capital additions, which are included in the assessments for 2017 property taxes.
Other Expenses (Income)
Interest Expense
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Interest expense was consistent with the prior period.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Interest expense increased due primarily to an increase in outstanding long-term debt subsequent to September 30, 2016.
Allowance for Equity Funds Used During Construction
Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016
Allowance for Equity Funds Used During Construction (“AFUDC equity”) was consistent with the respective prior periods.
Income Tax Provision
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Our effective tax rates for the three months ended September 30, 2017 and 2016 were 36% and 35%, respectively. Our effective tax rate for the three months ended September 30, 2017 exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Our effective tax rates for the nine months ended September 30, 2017 and 2016 were 37% and 36%, respectively. Our effective tax rate in both periods exceeded our 35% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 6 to the condensed consolidated interim financial statements). In addition, we may from time to time secure additional debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities for projects that will continue to result in the incurrence of development expenses and could result in significant capital expenditures. Refer to Note 12 for a discussion of progress payments related to development projects.

•	Fund working capital requirements.

•
Fund our debt service requirements, including principal repayments and periodic interest payments. We expect our interest payments to increase each year as a result of additional debt expected to be incurred to fund our capital expenditures and for general corporate purposes.

•	Fund any refund obligation in connection with the ROE complaints.

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated interim financial statements. We expect to make additional contributions of approximately $2 million to these plans in 2017.

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
We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2017, we had consolidated indebtedness under our revolving and term loan credit agreements of $407 million, with unused capacity under our revolving credit agreements of $843 million. Additionally, ITC Holdings had $229 million of commercial paper issued and outstanding as of September 30, 2017, with the ability to issue an additional $171 million under the commercial paper program. See Note 6 to the condensed consolidated interim financial statements for a discussion of the commercial paper program, our revolving credit agreements and the new revolving credit agreements executed in October 2017, as well as the debt issuances and use of proceeds in 2017.
As of September 30, 2017, we had approximately $525 million of fixed-rate debt maturing and $200 million of term loan credit agreements due within one year, which we expect to (1) repay with either borrowings under our revolving credit agreements or commercial paper issued under ITC Holdings’ commercial paper program, or (2) refinance with long-term debt. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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

Issuer	Issuance	Standard and Poor’s Ratings Services (a)	Moody’s Investor Service, Inc. (b)
ITC Holdings	Senior Unsecured Notes	A-	Baa2
ITC Holdings	Commercial Paper	A-2	Prime-2
ITCTransmission	First Mortgage Bonds	A	Al
METC	Senior Secured Notes	A	A1
ITC Midwest	First Mortgage Bonds	A	A1
ITC Great Plains	First Mortgage Bonds	A	A1
___________________________

(a)
On September 15, 2017, Standard and Poor’s Ratings Services (“Standard and Poor’s”) reaffirmed the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 6 to the condensed consolidated interim financial statements. Standard and Poor’s also reaffirmed the stable outlook for these entities. On September 28, 2017, Standard and Poor’s raised the senior unsecured credit rating of ITC Holdings to A- from BBB+.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 6 to the condensed consolidated interim financial statements and in our Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $404 million and $587 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities was due primarily to the refund, including interest, provided pursuant to the September 2016 Order and higher interest payments (net of interest capitalized excluding the interest paid as part of the refund noted above) during the nine months ended September 30, 2017 compared to the same period in 2016. In addition, cash provided by operating activities during the nine months ended September 30, 2017 was lower due to the receipt of an income tax refund from the IRS in August 2016. This decrease was partially offset by an increase in receipts from operating revenues and lower income taxes paid during the nine months ended September 30, 2017 compared to the same period in 2016.
Cash Flows From Investing Activities
Net cash used in investing activities was $544 million and $557 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in investing activities was due primarily to a decrease in expenditures for property, plant and equipment due to the timing of payments during the nine months ended September 30, 2017 compared to the same period in 2016.
Cash Flows From Financing Activities
Net cash provided by financing activities was $140 million and net cash used by financing activities was $35 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by financing activities was due primarily to a net increase in borrowings under term loan credit agreements, an increase in net issuances of commercial paper and a decrease in retirement of long-term debt during the nine months ended September 30, 2017 compared to the same period in 2016. These increases were partially offset by a decrease in long-term debt issuances, a net increase in repayments of revolving credit agreements and increased dividends paid. See Note 6 to the condensed consolidated interim financial statements for a description of our revolving and term loan credit agreements as well as our commercial paper program.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2016. There have been no material changes to that information since December 31, 2016, other than the items listed below and described in Note 6 to the condensed consolidated interim financial statements:

•
Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements, and the replacement of the existing unsecured, unguaranteed revolving credit agreements with new unsecured, unguaranteed revolving credit agreements on October 23, 2017;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings;

•
The borrowing of $200 million under the unsecured, unguaranteed term loan credit agreement due March 24, 2018 by ITC Holdings, the proceeds of which were used to repay amounts outstanding under its revolving credit agreement and for general corporate purposes;

•
The repayment and retirement of $50 million of ITC Holdings 6.23% Senior Notes, due September 20, 2017, with the proceeds from the issuance of commercial paper under ITC Holdings’ commercial paper program;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated interim financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated interim financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,539 million at September 30, 2017. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,263 million at September 30, 2017. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, at September 30, 2017. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2017 would decrease the fair value of debt by $181 million, and a decrease in interest rates of 10% at September 30, 2017 would increase the fair value of debt by $196 million at that date.

Revolving and Term Loan Credit Agreements
At September 30, 2017, we had a consolidated total of $407 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at September 30, 2017 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $407 million.
Commercial Paper
At September 30, 2017, ITC Holdings had $229 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $229 million.
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
As of September 30, 2017, we held 10-year interest rate swap contracts with a notional amount of $375 million and 5-year interest rate swap contracts with a notional amount of $375 million. The interest rate swap contracts manage interest rate risk associated with the forecasted future issuance of fixed-rate debt, the proceeds of which will be used for (a) the expected repayment of the ITC Holdings 6.05% Senior Notes, due January 31, 2018, borrowings under the ITC Holdings Term Loan, due March 24, 2018, and borrowings under ITC Holdings’ revolving credit agreement and commercial paper program, and (b) general corporate purposes. As of September 30, 2017, ITC Holdings had $385 million outstanding under the 6.05% Senior Notes and $200 million outstanding under the Term Loan. See Note 6 to the condensed consolidated interim financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2016, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2017.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the concluded litigation associated with the Merger with Fortis.
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

Exhibit No.	Description of Document

10.182	Amendment to 2017 Omnibus Plan, dated as of July 10, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

10.184
ITC Holdings Revolving Credit Agreement, dated as of October 23, 2017, among ITC Holdings Corp., with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on October 23, 2017)

10.185
ITCTransmission Revolving Credit Agreement, dated as of October 23, 2017, among International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on October 23, 2017)

10.186
METC Revolving Credit Agreement, dated as of October 23, 2017, among Michigan Electric Transmission Company, LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on October 23, 2017)

10.187
ITC Midwest Revolving Credit Agreement, dated as of October 23, 2017, among ITC Midwest LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on October 23, 2017)

10.188
ITC Great Plains Revolving Credit Agreement, dated as of October 23, 2017, among ITC Great Plains, LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on October 23, 2017)

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
Dated: November 2, 2017

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)