Form 10-Q
period 2018-03-31
ITC Holdings Corp.
filed 2018-05-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of April 30, 2018.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2018

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“AFUDC” are references to an allowance for the cost of equity and borrowings used during construction;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“D.C. Circuit Court” are references to U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;

•	“FASB” are references to the Financial Accounting Standards Board;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“Formula Rate” are references to a FERC-approved formula that is used to calculate rates;

•	“FPA” are references to the Federal Power Act;

•	“GAAP” are references to accounting principles generally accepted in the United States of America;

•	“GIAs” are references to generator interconnection agreements;

•	“GIC” are references to GIC Private Limited;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding ROE;

•	“Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

•
“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“Moody’s” are references to Moody’s Investor Services, Inc.;

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“PBU” are references to a performance-based unit;

•	“PCBs” are references to polychlorinated biphenyls;

•	“ROE” are references to return on equity;

•	“RPGI” are references to Resale Power Group of Iowa;

•	“RTO” are references to Regional Transmission Organizations;

•	“SBU” are references to a service-based unit;

•	“SEC” are references to the Securities and Exchange Commission;

•	“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the FPA regarding ROE;

•	“September 2016 Order” are references to an order issued by the FERC on September 28, 2016 regarding ROE complaints;

•
“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member;

•	“Standard and Poor’s” are references to Standard and Poor’s Ratings Services;

•	“TCJA” are references to the Tax Cuts and Jobs Act of 2017, a comprehensive tax reform bill enacted on December 22, 2017; and

•	“TO” are references to transmission owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$110	$66
Accounts receivable	106	119
Inventory	30	29
Regulatory assets	17	18
Income tax receivable	2	15
Prepaid and other current assets	11	13
Total current assets	276	260
Property, plant and equipment (net of accumulated depreciation and amortization of $1,710 and $1,675, respectively)	7,455	7,309
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $36 and $35, respectively)	40	41
Regulatory assets	211	197
Other	63	66
Total other assets	1,264	1,254
TOTAL ASSETS	$8,995	$8,823
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$110	$97
Accrued compensation	15	28
Accrued interest	59	60
Accrued taxes	43	57
Regulatory liabilities	195	183
Refundable deposits from generators for transmission network upgrades	14	3
Debt maturing within one year	50	100
Other	34	34
Total current liabilities	520	562
Accrued pension and postretirement liabilities	73	74
Deferred income taxes	631	601
Regulatory liabilities	621	619
Refundable deposits from generators for transmission network upgrades	15	29
Other	20	17
Long-term debt	5,163	5,001
Commitments and contingent liabilities (Notes 5 and 14)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2018 and December 31, 2017	892	892
Retained earnings	1,057	1,026
Accumulated other comprehensive income	3	2
Total stockholder’s equity	1,952	1,920
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,995	$8,823
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2018	2017
OPERATING REVENUES
Transmission and other services	$271	$276
Formula rate true-up	8	22
Total operating revenue	279	298
OPERATING EXPENSES
Operation and maintenance	23	29
General and administrative	31	31
Depreciation and amortization	44	41
Taxes other than income taxes	27	24
Total operating expenses	125	125
OPERATING INCOME	154	173
OTHER EXPENSES (INCOME)
Interest expense — net	55	53
Allowance for equity funds used during construction	(9)	(8)
Other (income) and expenses — net	—	1
Total other expenses (income)	46	46
INCOME BEFORE INCOME TAXES	108	127
INCOME TAX PROVISION	26	47
NET INCOME	$82	$80
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2018	2017
NET INCOME	$82	$80
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 11)	1	—
TOTAL COMPREHENSIVE INCOME	$83	$80
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44	41
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(14)	(18)
Deferred income tax expense	26	46
Allowance for equity funds used during construction	(9)	(8)
Other	3	6
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	14	(13)
Income tax receivable	13	3
Other current assets	1	6
Accounts payable	3	3
Accrued compensation	(8)	4
Accrued taxes	(14)	(14)
Other current liabilities	10	(4)
Net estimated refund related to return on equity complaints	2	(120)
Other non-current assets and liabilities, net	—	(3)
Net cash provided by operating activities	153	9
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(176)	(204)
Other	7	2
Net cash used in investing activities	(169)	(202)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	225	—
Borrowings under revolving credit agreements	232	333
Borrowings under term loan credit agreements	—	250
Net repayment of commercial paper, net of discount	—	(11)
Retirement of long-term debt	(100)	—
Repayments of revolving credit agreements	(244)	(349)
Dividends to ITC Investment Holdings Inc.	(50)	(33)
Other	(4)	2
Net cash provided by financing activities	59	192
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	68	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$111	$10
See notes to condensed consolidated interim financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is indirectly owned by Fortis and GIC.
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2017 included in ITC Holdings’ annual report on Form 10-K for such period.
The accompanying condensed consolidated interim financial statements have been prepared using GAAP and with the instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
The condensed consolidated interim financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
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
The guidance may be adopted using either (a) a full retrospective method, whereby comparative periods would be restated to present the impact of the new standard, with the cumulative effect of applying the standard recognized as of the earliest period presented, or (b) a modified retrospective method, under which comparative periods would not be restated and the cumulative effect of applying the standard would be recognized at the date of initial adoption. We adopted the guidance effective January 1, 2018 using the modified retrospective approach; however, we did not identify or record any adjustments to the opening balance of retained earnings on adoption.
Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers based on tariff rates, as approved by the FERC, and is in the scope of the new guidance. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities and are outside the scope of the new guidance, as they are not considered to be contracts with customers. The implementation of the new standard did not have a material impact on the amount and timing of revenue recognition. However, the following summarizes the impacts of the adoption of this new accounting guidance on our financial statements:

•
Modification of our condensed consolidated statements of operations to present operating revenues arising from alternative revenue programs (Formula rate true-ups) separately from revenues in the scope of the new guidance (Transmission and other services). In connection with this presentation change, we adopted an accounting policy whereby only the initial origination of our alternative revenue program revenue is reported in the Formula rate true-up line on our condensed consolidated statements of operations. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively.

•	Addition of Note 3 to address the requirement to provide more information regarding the nature, amount, timing, and uncertainty of revenue and cash flows.

•	Addition of Note 4 to provide more information about changes in accounts receivable from customers.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued authoritative guidance amending the classification and measurement of financial instruments. The guidance requires entities to carry most investments in equity securities at fair value and recognize changes in fair value in net income, unless the investment results in consolidation or equity method accounting. Additionally, the new guidance amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is required to be adopted using a modified retrospective approach, with limited exceptions. The guidance impacts the accounting for certain of our investments previously accounted for as available-for-sale with changes in fair value recorded in other comprehensive income; upon adoption of the guidance on January 1, 2018, we began accounting for such investments with changes in fair value reported in net income. We recorded an immaterial adjustment to retained earnings in accordance with the modified retrospective adoption requirement.
Presentation of Restricted Cash in the Statement of Cash Flows
In November 2016, the FASB issued authoritative guidance on the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The new guidance specifies that restricted cash and restricted cash equivalents shall be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not, however, provide a definition of restricted cash or restricted cash equivalents. We adopted the guidance effective for interim and annual periods beginning on January 1, 2018, using a retrospective approach as required.
Restricted cash includes cash and cash equivalents that are legally or contractually restricted for use or withdrawal or are formally set aside for a specific purpose. See reconciliation of cash, cash equivalents and restricted cash in Note 15.
The following summarizes the impact of this adoption on our previously reported amounts:

	Three months ended March 31,	Twelve months ended December 31,
	2017	2017	2016	2015
Restricted cash - Beginning balance	$3	$3	$1	$2
Restricted cash - Ending balance	4	2	3	1
Change - Other non-current assets and liabilities, net within condensed consolidated statements of cash flow	$1	$(1)	$2	$(1)
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance that requires entities to disaggregate the current service cost component of net benefit cost (i.e., net periodic pension cost and net periodic postretirement benefit cost) and present it in the same statement of operations line item as other current compensation costs for employees (i.e., within General and administrative for us). Entities are required to present the other components of net benefit cost (“non-service costs”) elsewhere in the statement of operations and outside operating income. The line or lines containing such other components must be appropriately described on the face of the statement of operations; otherwise, disclosure of the location of such other costs in the statement of operations is required. We elected to present the non-service costs within the line “Other (income) and expenses — net” in the condensed consolidated statements of operations and include disclosure within Note 9. In addition, the new guidance allows capitalization of only the service cost component of net benefit cost.

We adopted the guidance effective January 1, 2018. The changes regarding cost capitalization were applied prospectively while the changes to the presentation of net benefit cost in the condensed consolidated statements of operations were adopted retrospectively. We applied the practical expedient that permits entities to use amounts previously disclosed in the pension and postretirement welfare footnotes as the estimation basis for the retrospective adjustments to the condensed consolidated statements of operations. The following summarizes the impact of this adoption on our previously reported amounts:

	Three months ended March 31,	Year ended December 31,
(in millions)	2017	2017	2016	2015	2014	2013
General and administrative
Reported	$31	$123	$239	$145	$115	$149
Adjustment	—	(2)	(5)	(5)	(2)	(3)
Adjusted	$31	$121	$234	$140	$113	$146
Other (income) and expenses — net
Reported	$1	$2	$3	$1	$4	$6
Adjustment	—	2	5	5	2	3
Adjusted	$1	$4	$8	$6	$6	$9
Reclassification of Certain Tax Effects from AOCI
In February 2018, the FASB issued guidance that permits entities to reclassify the stranded tax effects resulting from the TCJA from AOCI to retained earnings. The stranded tax effects were the result of the revaluation of deferred taxes through net income as a result of the tax rate change, with no adjustment to the tax effects recorded in AOCI. The guidance is effective for fiscal years beginning January 1, 2019; however, we have elected to early adopt the guidance as of January 1, 2018. We elected to apply the guidance in the period of adoption, accounted for as a change in accounting principle resulting from the adoption of new accounting guidance. We recorded a $1 million adjustment to AOCI and retained earnings upon adoption. We apply an investment by investment approach to releasing income tax effects from AOCI.
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may have a material impact on our consolidated financial statements.
Accounting for Leases
In February 2016, the FASB issued authoritative guidance on accounting for leases, which impacts accounting by lessees as well as lessors. In January 2018, additional guidance was issued that provides an optional transition practical expedient to not evaluate under the new guidance existing or expired easements that were not previously accounted for as leases under current guidance. The new guidance creates a dual approach for lessee accounting, with lease classification determined in accordance with principles in existing lease guidance. Statement of operations presentation differs depending on the lease classification; however, both types of leases result in lessees recognizing a right-of-use asset and a lease liability, with limited exceptions. Under existing accounting guidance, operating leases are not recorded on the balance sheet of lessees. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied using a modified retrospective approach, with possible optional practical expedients. Early adoption is permitted.
We are currently assessing the impact this guidance will have on our consolidated financial statements, including our disclosures, and continue to monitor standard-setting activities that may affect the transition requirements of the new lease standard.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same statement of operations line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements, including tabular disclosures about both (a) the total amounts reported in the statement of operations for each income and expense line item that is affected by hedging and (b) the effects of hedging on those line items. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted on a modified retrospective basis to existing hedging relationships and on a prospective basis for the presentation and disclosure requirements. We do not expect a significant impact upon adoption, but we would add the required disclosures, as applicable. We are considering early adoption during 2018.
3.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications, including transmission services, other services revenue, and formula rate true-up. As other services revenue is immaterial, it is presented in combination with transmission services on the condensed consolidated statements of operations.
Transmission Services
Through our Regulated Operating Subsidiaries, we generate nearly all our revenue from providing electric transmission services over our transmission systems. As independent transmission companies, our transmission services are provided and revenues are received based on our tariffs, as approved by the FERC. The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, using Formula Rates, and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operating data and financial performance, including the amount of network load on their transmissions systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items.
We recognize revenue for transmission services over time as transmission services are provided to customers (generally using an output measure of progress based on transmission load delivered). Customers simultaneously receive and consume the benefits provided by the Regulated Operating Subsidiaries’ services. We recognize revenue in the amount to which we have the right to invoice because we have a right to consideration in an amount that corresponds directly with the value to the customer of performance completed to date. As billing agents, MISO and SPP independently bill our customers on a monthly basis and collect fees for the use of our transmission systems. No component of the transaction price is allocated to unsatisfied performance obligations.
Transmission service revenue includes an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of transmission network load (for the MISO Regulated Operating Subsidiaries) and preliminary information provided by billing agents. Due to the seasonal fluctuations of actual load, the unbilled revenue amount generally increases during the spring and summer and decreases during the fall and winter. See Note 4 for information on changes in unbilled accounts receivable.
Other Services Revenue
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended March 31, 2018 and 2017 was $1 million.
Formula Rate True-Up
The true-up mechanism under our Formula Rates is considered an alternative revenue program of a rate-regulated utility given it permits our Regulated Operating Subsidiaries to adjust future rates in response to past activities or completed events in order to collect our actual revenue requirements under our Formula Rates. In accordance with our accounting policy, only the current year origination of the true-up is reported as a formula rate true-up. See “Cost-based Formula Rates with True-Up Mechanism” in Note 5 for more information on our Formula Rates.

4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the balance sheet:

	March 31,	December 31,
(in millions)	2018	2017
Trade accounts receivable	$2	$2
Unbilled accounts receivable	94	108
Other	10	9
Total accounts receivable	$106	$119
5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually, Formula Rates, and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 14 for detail on ROE matters for our MISO Regulated Operating Subsidiaries.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2018:

(in millions)	Total
Net regulatory liability as of December 31, 2017	$(35)
Net refund of 2016 revenue deferrals and accruals, including accrued interest	5
Net revenue accrual for the three months ended March 31, 2018	8
Net accrued interest receivable for the three months ended March 31, 2018	1
Net regulatory liability as of March 31, 2018	$(21)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at March 31, 2018 and December 31, 2017 as follows:

	March 31,	December 31,
(in millions)	2018	2017
Current regulatory assets	$16	$18
Non-current regulatory assets	25	11
Current regulatory liabilities	(35)	(38)
Non-current regulatory liabilities	(27)	(26)
Net regulatory liability	$(21)	$(35)
Reposting of Rates for MISO Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries have been reposted. On March 15, 2018, the FERC granted a waiver which allows us the ability to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allows MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided in March 2018 will reflect the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 will occur when services for April 2018 are billed. We have recorded a reduction of revenue and a liability of $16 million, primarily recorded in current regulatory liabilities, as of March 31, 2018 for the estimate of amounts that will be returned to customers through the resettlement process. This reduction of revenue will be offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such should not impact net income. We plan to implement a similar reduction in our Formula Rate in the SPP region that will, when implemented, also be effective back to January 1, 2018.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to examine MISO’s funding policy for generator interconnections, which allowed a TO to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, the FERC found that the MISO funding policy may be unduly discriminatory, and suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and TO for the TO fund network upgrades. In the absence of such mutual agreement, the facilities would be funded solely by the interconnection customer. On January 8, 2016, MISO made a compliance filing to revise its funding policy to adopt the FERC suggestion to require mutual agreement between the customer and TO, with an effective date of June 24, 2015. Our MISO Regulated Operating Subsidiaries, along with another MISO TO, appealed the FERC’s orders on this issue. On January 26, 2018, the D.C. Circuit Court issued an opinion which concluded that evidence does not support the FERC’s position as applied to TOs without affiliated generation assets. In addition, the opinion noted that the FERC did not adequately respond to the argument that a generator funding entitlement would compel a TO to construct, own, and operate facilities without compensation, which would force the TO to accept additional risk without corresponding return. As a result, the court vacated the orders and remanded this case to FERC. On March 24, 2018, our MISO Regulated Operating Subsidiaries and the other MISO TO that participated in the appeal at the D.C. Circuit Court filed a motion at FERC that asks FERC to implement the D.C. Circuit Court’s decision and order MISO to amend its tariff to reinstate the self-fund option effective June 24, 2015 and to permit MISO TOs that were unable to elect self-funding in GIAs that were executed since June 24, 2015 to amend those GIAs to include the self-fund option. The motion is pending at FERC. We do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 14 for a discussion of the ROE complaints.
Challenge to Independence Incentive Adders for Transmission Rates
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency & WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the independence incentive adders that are included in transmission rates charged by ITC’s operating subsidiaries in the MISO region. The independence incentive adder was established to encourage investment in transmission infrastructure and recognizes that the MISO Regulated Operating Subsidiaries are independent, dedicated transmission-only operations, with no affiliations with market participants in the regions in which they operate. The adder allows 50 basis points to 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by FERC. While we believe we have a strong defense against this complaint, the outcome of this matter cannot be predicted at this time.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2018 and December 31, 2017, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $25 million and $26 million (net of accumulated amortization of $34 million and $33 million) as of March 31, 2018 and December 31, 2017, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including two regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both March 31, 2018 and December 31, 2017.
We have recorded $1 million of other intangible assets at both March 31, 2018 and December 31, 2017.
During each of the three month periods ended March 31, 2018 and 2017, we recognized $1 million of amortization expense of our intangible assets. For each of the next five years, we expect the annual amortization of our intangible assets, that have been recorded as of March 31, 2018, to be $3 million per year.
7.    DEBT
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of March 31, 2018 and December 31, 2017, ITC Holdings did not have any commercial paper issued or outstanding.
ITCTransmission
During the three months ended March 31, 2018, ITCTransmission reclassified long-term debt of $50 million for borrowings under the term loan credit agreement due March 23, 2019 to debt maturing within one year in the condensed consolidated statements of financial position.
First Mortgage Bonds
On March 29, 2018, ITCTransmission issued $225 million aggregate principal amount of 4.00% First Mortgage Bonds due March 30, 2053. The proceeds were used to refinance $100 million of 5.75% First Mortgage Bonds due April 1, 2018 and repay the existing indebtedness under the revolving credit agreement in March 2018. Proceeds were also used to repay the $50 million of borrowings under the term loan credit agreement in April 2018. Remaining proceeds will be used to partially fund capital expenditures and for general corporate purposes. ITCTransmission’s First Mortgage bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At March 31, 2018, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At March 31, 2018, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400	$—	$400	(c)	—%	(d)	0.175%
ITCTransmission	100	—	100		—%	(e)	0.10%
METC	100	52	48		2.8%	(e)	0.10%
ITC Midwest	225	111	114		2.8%	(e)	0.10%
ITC Great Plains	75	46	29		2.8%	(e)	0.10%
Total	$900	$209	$691
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)	ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries, selling or otherwise disposing of all or substantially all of our assets and paying dividends. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2018, we were not in violation of any debt covenant.
8.    INCOME TAXES
In December 2017, the President of the United States signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. For the three months ended March 31, 2018 and 2017, our effective tax rates were 24% and 37%, respectively.
We continue to evaluate the bonus depreciation exemption for regulated utilities. We have recorded an estimated provision for bonus depreciation for our fixed assets placed in service after September 27, 2017, which impacts our deferred tax assets and liabilities. We anticipate further clarification on this item from the IRS and the provisional amounts we have recorded under SAB 118 represent our best estimates as a result of the TCJA.
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
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $3 million to the supplemental benefit plans in 2018.
Net periodic benefit cost for the pension plans, by component, was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in millions)	2018	2017
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net pension cost	$2	$2
The components of net pension cost other than the service cost component are included in the line item “Other (income) and expenses — net” in the condensed consolidated statements of operations.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $9 million to the postretirement benefit plan in 2018.
Net postretirement benefit plan cost, by component, was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in millions)	2018	2017
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net postretirement cost	$2	$2
The components of net postretirement cost other than the service cost component are included in the line item “Other (income) and expenses — net” in the condensed consolidated statements of operations.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$51	—	—
Mutual funds — equity securities	2	—	—
Total	$53	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2017, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	1	—	—
Total	$54	$—	$—
As of March 31, 2018 and December 31, 2017, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 9. Our mutual funds are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Beginning on January 1, 2018, gains and losses for all mutual fund investments are recorded in earnings. Previously, gains and losses on available-for-sale investments were recorded in AOCI.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2018 and 2017. For additional information on our goodwill and intangible assets, please refer to the notes to the consolidated financial statements as of and for the year ended December 31, 2017 included in our Form 10-K for such period and to Note 6 of this Form 10-Q.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,161 million and $5,192 million at March 31, 2018 and December 31, 2017, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,954 million and $4,830 million at March 31, 2018 and December 31, 2017, respectively.
Revolving and Term Loan Credit Agreements
At March 31, 2018 and December 31, 2017, we had a consolidated total of $259 million and $271 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

11.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in millions)	2018	2017
Balance at the beginning of period	$2	$2
Derivative instruments
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	1	—
Total other comprehensive income, net of tax (a) (b) (c)	1	—
Balance at the end of period	$3	$2
____________________________

(a)	Includes loss on interest rate swaps relating to interest rate cash flow hedges, net of tax, of less than $1 million for the three months ended March 31, 2017.

(b)	Includes unrealized gains on available-for-sale securities, net of tax, of less than $1 million for the three months ended March 31, 2017.

(c)	Includes reclassification of net loss relating to interest rate cash flow hedges from AOCI to interest expense, net of tax, of less than $1 million for the three months ended March 31, 2018 and 2017.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2019 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in interest expense on a pre-tax basis.
12. SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
2017 Omnibus Plan
On March 7, 2018, pursuant to the 2017 Omnibus Plan, we granted 296,559 PBUs and 230,645 SBUs. Each PBU and SBU granted will be valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. The awards vest on the date specified in a particular grant agreement, provided the service and performance criteria, as applicable, are satisfied. The PBUs and SBUs earn dividend equivalents which are also re-measured consistent with the target award and settled in cash at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
The aggregate fair value of all tranches of PBUs and SBUs as of March 31, 2018 were $15 million and $16 million, respectively. At March 31, 2018, the total unrecognized compensation cost related to the PBUs and SBUs is $13 million and $13 million, respectively.
Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends payable to Fortis on the Fortis shares allocated to an employee’s ESPP account. ITC Holdings implemented the ESPP during the second quarter of 2017. The cost of ITC Holdings’ contribution for the three months ended March 31, 2018 was less than $1 million.
13.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at March 31, 2018 and December 31, 2017 and intercompany payables to Fortis and such subsidiaries of less than $1 million at March 31, 2018 and December 31, 2017.

Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. Such expense for each of the three months ended March 31, 2018 and 2017 for ITC Holdings were $2 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were less than $1 million for each of the three months ended March 31, 2018 and 2017.
Dividends
During the three months ended March 31, 2018, we paid dividends of $50 million to Investment Holdings. ITC Holdings also paid dividends of $50 million to Investment Holdings in April 2018.
14.    COMMITMENTS AND CONTINGENT LIABILITIES
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
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for ISO New England TOs, the FERC adopted a new methodology for establishing base ROE rates for electric transmission utilities. The new methodology is based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. The FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method presented in the ISO New England ROE case, including any revisions made in response to the decision of the D.C. Circuit Court in Emera Maine v. FERC, discussed below, will be used in resolving the MISO ROE cases.
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
The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds for the Initial Refund Period. The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the consolidated statements of financial position. During the year ended December 31, 2017, we provided net refunds with interest for the liability recorded at December 31, 2016. Substantially all of the refunds were made during the three months ended March 31, 2017, with the final true-up settlement completed during the second quarter of 2017. The total amount of the net refunds, including interest and the associated true-up, for the Initial Complaint were not materially different from the estimated amount recorded as of December 31, 2016.
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
On April 14, 2017, in Emera Maine v. FERC, the D.C. Circuit Court vacated the precedent-setting FERC orders that revised the regional base ROE rate for the ISO New England TOs and established and applied the two-step DCF methodology for the determination of ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the New England TOs.
On September 29, 2017, certain MISO transmission owners, including our MISO Regulated Operating Subsidiaries, filed a motion for the FERC to dismiss the Second Complaint, on the grounds that the Second Complaint fails as a matter of law to make the showings required by the D.C. Circuit Court’s decision in Emera Maine v. FERC to demonstrate that the currently effective base ROE of 10.32% is unjust and unreasonable. Pending a determination by FERC on the merits of the motion, the estimated current regulatory liability that has been recorded in the condensed consolidated statements of financial position for the Second Complaint has not been modified.

If the Second Complaint is not dismissed, we expect the FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of March 31, 2018, the estimated range of refunds for the related refund period is from $107 million to $146 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries had an estimated current regulatory liability for the Second Complaint of $146 million and $145 million as of March 31, 2018 and December 31, 2017, respectively. The recognition of the obligations associated with the complaints resulted in a reduction in net income and additional interest expense as set forth in the table below for the periods indicated.

	Three months ended
	March 31,
(in millions)	2018	2017
Interest expense increase	$2	$1
Estimated net income reduction	1	1
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
As of March 31, 2018, our MISO Regulated Operating Subsidiaries had a total of approximately $3 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million.
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
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $125 million for the period from 2018 through 2022. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
15.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(in millions)	2018	2017	2017	2016
Cash and cash equivalents	$110	$6	$66	$8
Restricted cash included in:
Other non-current assets	1	4	2	3
Total cash, cash equivalents and restricted cash	$111	$10	$68	$11
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flows Information

	Three months ended
	March 31,
(in millions)	2018	2017
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$53	$65
Income tax refunds received	13	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	92	80
Allowance for equity funds used during construction	9	8
____________________________

(a)	Amount for the three months ended March 31, 2017 includes $10 million of interest paid associated with the ROE complaints. See Note 14 for information on the ROE complaints.

(b)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2018 or 2017, respectively, but will be or have been included as a cash outflow from investing activities when paid.

16.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in millions)	2018	2017
Regulated Operating Subsidiaries	$287	$305
Intercompany eliminations	(8)	(7)
Total Operating Revenues	$279	$298

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(in millions)	2018	2017
Regulated Operating Subsidiaries	$143	$162
ITC Holdings and other	(35)	(35)
Total Income Before Income Taxes	$108	$127

	Three months ended
NET INCOME:	March 31,
(in millions)	2018	2017
Regulated Operating Subsidiaries	$106	$99
ITC Holdings and other	82	80
Intercompany eliminations	(106)	(99)
Total Net Income	$82	$80

TOTAL ASSETS:	March 31,	December 31,
(in millions)	2018	2017
Regulated Operating Subsidiaries	$8,836	$8,688
ITC Holdings and other	4,815	4,799
Reconciliations / Intercompany eliminations (a)	(4,656)	(4,664)
Total Assets	$8,995	$8,823
____________________________

(a)
Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in our condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2017:

•
Certain elements of our Regulated Operating Subsidiaries’ Formula Rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows.

•	The TCJA and any future changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition and cash flows.

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

•
A significant amount of the land on which our assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, we must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact our ability to complete construction projects in a timely manner.

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

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Adverse changes in our credit ratings may negatively affect us.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.
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
OVERVIEW
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. On October 14, 2016, ITC Holdings became a wholly-owned subsidiary of Investment Holdings, which is owned by Fortis and GIC. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems. We also are pursuing development projects not within our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
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
As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in Note 5 to the condensed consolidated interim financial statements.
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the three months ended March 31, 2018 or that may affect future results include:

•
The change in federal tax rate arising from the enactment of the TCJA, which results in reductions to revenue requirements, payments of the 2018 resettlement obligation in connection with the reposting of the 2018 rates and payments related to the amortization through rates of the net regulatory liability recorded for excess deferred taxes;

•
Our capital expenditures of $176 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2018 as described below under “Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances as described in Note 7 to the condensed consolidated interim financial statements and borrowings under our revolving and term loan credit agreements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•	Debt maturing within one year of $50 million as of March 31, 2018 was repaid on April 4, 2018; and

•
Our MISO Regulated Operating Subsidiaries have an estimated current regulatory liability of $146 million as of March 31, 2018 for the potential refund relating to the Second Complaint, as described in Note 14 to the condensed consolidated interim financial statements.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Rate of Return on Equity Complaints
In November 2013 and February 2015, certain parties filed complaints with the FERC under Section 206 of the FPA requesting that the FERC find the then current MISO regional base ROE rate for all MISO TOs, including ITCTransmission, METC and ITC Midwest, to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries.
In September 2016, the FERC issued the September 2016 Order in connection with the Initial Complaint reducing the base ROE from 12.38% to 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 and prospectively from the date of that order until a new approved rate is established by the FERC in connection with the Second Complaint filed with the FERC under Section 206 of the FPA on February 12, 2015. The total estimated refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries as of December 31, 2016, recorded in current liabilities on the condensed consolidated statements of financial position. During the year ended December 31, 2017, we provided net refunds with interest for the liability recorded at December 31, 2016. Substantially all of the refunds were made during the three months ended March 31, 2017, with the final true-up settlement completed during the second quarter of 2017. The total amount of the net refunds, including interest and the associated true-up, for the Initial Complaint were not materially different from the estimated amount recorded as of December 31, 2016.
An order has not yet been issued by the FERC in connection with the Second Complaint. If the Second Complaint is not dismissed, we expect FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the refund period related to the Second Complaint and future ROEs for our MISO Regulated Operating Subsidiaries. As of March 31, 2018, the estimated range of refunds for the related refund period is from $107 million to $146 million on a pre-tax basis. To date, our MISO Regulated Operating Subsidiaries have recorded an estimated current regulatory liability for the Second Complaint of $146 million as of March 31, 2018. An estimated liability for the Second Complaint of $145 million was recorded as a current regulatory liability as of December 31, 2017. The recognition of the obligations associated with the complaints resulted in a reduction in net income and additional interest expense as set forth in the table below for the periods indicated.

	Three months ended
	March 31,
(in millions)	2018	2017
Interest expense increase	$2	$1
Estimated net income reduction	1	1
It is possible that the outcome of these matters could differ from the estimated range of losses and materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness. Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to the Emera Maine v. FERC decision. Based on the level of aggregate equity in our MISO Regulated Operating Subsidiaries, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million. In addition, the motion to dismiss, filed in September 2017, could also affect the resolution of the Second Complaint. For a more detailed discussion of the ROE complaints, see Note 14 to the condensed consolidated interim financial statements.
Reposting of Rates for MISO Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries have been reposted. On March 15, 2018, the FERC granted a waiver which allows us the ability to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allows MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided in March 2018 will reflect the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 will occur when services for April 2018 are billed. We have recorded a reduction of revenue and a liability of $16 million, primarily recorded in current regulatory liabilities, as of March 31, 2018 for the estimate of amounts that will be returned to customers through the resettlement process. This reduction of revenue will be offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such should not impact net income. We plan to implement a similar reduction in our Formula Rate in the SPP region that will, when implemented, also be effective back to January 1, 2018.
Challenge to Independence Incentive Adders for Transmission Rates
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency & WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the independence incentive adders that are included in transmission rates charged by ITC’s operating subsidiaries in the MISO region. The independence incentive adder was established to encourage investment in transmission infrastructure and recognizes that the MISO Regulated Operating Subsidiaries are independent, dedicated transmission-only operations, with no affiliations with market participants in the regions in which they operate. The adder allows 50 basis points to 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by FERC. While we believe we have a strong defense against this complaint, the outcome of this matter cannot be predicted at this time.
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

Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of:

•	any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 14 to the condensed consolidated interim financial statements;

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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(in millions)	March 31, 2018	2018 — 2022
Expenditures for property, plant and equipment (a)	$176	$2,842
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

We are pursuing development projects that could result in a significant amount of capital investment, but are not able to estimate the amounts we ultimately expect to invest or the timing of such investments. Our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Refer to “Item 1 Business — Development of Business — Development Projects” in our Form 10-K for the year ended December 31, 2017 for a discussion of our development projects.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in millions)	2018	2017	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$271	$276	$(5)	(2)%
Formula rate true-up	8	22	(14)	(64)%
Total operating revenue	279	298	(19)	(6)%
OPERATING EXPENSES
Operation and maintenance	23	29	(6)	(21)%
General and administrative	31	31	—	—%
Depreciation and amortization	44	41	3	7%
Taxes other than income taxes	27	24	3	13%
Total operating expenses	125	125	—	—%
OPERATING INCOME	154	173	(19)	(11)%
OTHER EXPENSES (INCOME)
Interest expense — net	55	53	2	4%
Allowance for equity funds used during construction	(9)	(8)	(1)	13%
Other (income) and expenses — net	—	1	(1)	(100)%
Total other expenses (income)	46	46	—	—%
INCOME BEFORE INCOME TAXES	108	127	(19)	(15)%
INCOME TAX PROVISION	26	47	(21)	(45)%
NET INCOME	$82	$80	$2	3%
Operating Revenues
Three months ended March 31, 2018 compared to three months ended March 31, 2017
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2018		2017		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$189	68%	$202	68%	$(13)	(6)%
Regional cost sharing revenues (a)	79	29%	83	28%	(4)	(5)%
Point-to-point	3	1%	6	2%	(3)	(50)%
Scheduling, control and dispatch (a)	4	1%	3	1%	1	33%
Other (b)	4	1%	4	1%	—	—%
Total	$279	100%	$298	100%	$(19)	(6)%
____________________________

(a)	Includes a portion of the Formula rate true-up of $8 million and $22 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Includes transmission and other service revenues.
Network revenues decreased primarily due to lower network revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%, partially offset by higher rate bases associated with higher balances of property, plant and equipment in-service in 2018.
Regional cost sharing revenues decreased primarily due to lower regional revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%. These decreases were partially offset by an increase in capital projects placed in service that were identified by MISO and SPP as eligible for regional cost sharing as well as higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the three months ended March 31, 2018 as compared to the same period in 2017.
Operating revenues for the three months ended March 31, 2018 included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements.

Operating Expenses
Operation and maintenance expenses
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Operation and maintenance expenses decreased primarily due to lower vegetation management requirements, lower tower painting expenses and lower overhead line maintenance activities.
Income Tax Provision
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Our effective tax rates for the three months ended March 31, 2018 and 2017 were 24% and 37%, respectively. Our effective tax rate for the three months ended March 31, 2018 exceeded our 21% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 7 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities for projects that will continue to result in the incurrence of development expenses and could result in significant capital expenditures incremental to our current plan. Refer to Note 14 to the condensed consolidated interim financial statements for a discussion of contingent payments related to development projects.

•	Fund working capital requirements.

•
Fund our debt service requirements, including principal repayments and periodic interest payments. We expect our interest payments to increase each year as a result of additional debt expected to be incurred to fund our capital expenditures and for general corporate purposes.

•	Fund any refund obligation in connection with the Second Complaint.

•
Fund reductions to revenue requirements going forward and the 2018 resettlement obligation in connection with the reposting of the 2018 rates at the MISO Regulated Operating Subsidiaries, and any potential resettlement obligation in connection with the reposting of the 2018 rates at ITC Great Plains, to reflect the change in federal tax rate arising from the enactment of the TCJA.

•	Fund payments related to the amortization through rates of the net regulatory liability recorded for excess deferred taxes and any other obligations arising from the implementation of the TCJA.

•
Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated interim financial statements. We expect to make additional contributions of approximately $16 million to these plans in 2018.

In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 14 to the condensed consolidated interim financial statements would result in additional capital requirements.
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

We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of March 31, 2018, we had consolidated indebtedness under our revolving and term loan credit agreements of $259 million, with unused capacity under our revolving credit agreements of $691 million. Additionally, ITC Holdings had no commercial paper issued and outstanding as of March 31, 2018, with the ability to issue $400 million under the commercial paper program. See Note 7 to the condensed consolidated interim financial statements for a discussion of the commercial paper program, our revolving and term loan credit agreements as well as the debt activity in 2018.
As of March 31, 2018, we had approximately $50 million of term loan credit agreements due within one year, which we repaid on April 4, 2018 with the proceeds from the issuance of ITCTransmission’s 4.00% First Mortgage Bonds, Series G, due March 30, 2053. To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be reasonably satisfactory to us due to our strong credit ratings and our historical ability to obtain financing.
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
___________________________

(a)
On September 15, 2017, Standard and Poor’s reaffirmed the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 7 to the condensed consolidated interim financial statements. On September 28, 2017, Standard and Poor’s raised the senior unsecured credit rating of ITC Holdings to A- from BBB+. On March 21, 2018, Standard and Poor’s revised its outlook on all these entities from stable to negative.

(b)
On April 16, 2018, Moody’s issued credit opinions that maintained the senior unsecured credit rating of ITC Holdings, the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 7 to the condensed consolidated interim financial statements. Moody’s also maintained the stable outlook for these entities.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 7 to the condensed consolidated interim financial statements and in our Form 10-K for the fiscal year ended December 31, 2017. As of March 31, 2018, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $153 million and $9 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by operating activities was due primarily to the refund, including interest, paid pursuant to the Initial Complaint during the three months ended March 31, 2017, and was further increased by higher receipts from operating revenues and tax refunds received in 2018.
Cash Flows From Investing Activities
Net cash used in investing activities was $169 million and $202 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in investing activities was due primarily to a decrease in expenditures for property, plant and equipment, in lesser part due to the timing of payments, during the three months ended March 31, 2018 compared to the same period in 2017.
Cash Flows From Financing Activities
Net cash provided by financing activities was $59 million and $192 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided by financing activities was due primarily to a decrease in borrowings under our term loan credit agreements, an increase in retirement of long-term debt and an increase in dividends paid during the three months ended March 31, 2018 compared to the same period in 2017. These decreases were partially offset by an increase in long-term debt issuances and a decrease in repayments of commercial paper. See Note 7 to the condensed consolidated interim financial statements for detail on the issuances and retirements of debt, a description of our revolving and term loan credit agreements and our commercial paper program.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2017. There have been no material changes to that information since December 31, 2017, other than the items listed below and described in Note 7 to the condensed consolidated interim financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	The issuance of $225 million of 4.00% First Mortgage Bonds, Series G, due March 30, 2053, by ITCTransmission;

•
The refinancing of $100 million of ITCTransmission’s 5.75% First Mortgage Bonds, due April 1, 2018, with the proceeds from the issuance of ITCTransmission’s 4.00% First Mortgage Bonds, Series G, due March 30, 2053; and

•
On April 4, 2018, the repayment of $50 million of borrowings under the ITCTransmission term loan credit agreement, due March 23, 2019, with the proceeds from the issuance of ITCTransmission’s 4.00% First Mortgage Bonds, Series G, due March 30, 2053.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated interim financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated interim financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated interim financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment. The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements was $5,161 million at March 31, 2018. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements was $4,954 million at March 31, 2018. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements at March 31, 2018. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2018 would decrease the fair value of debt by $218 million, and a decrease in interest rates of 10% at March 31, 2018 would increase the fair value of debt by $236 million at that date.

Revolving and Term Loan Credit Agreements
At March 31, 2018, we had a consolidated total of $259 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at March 31, 2018 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $259 million.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2017, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the risk factors set forth therein.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

4.48
Seventh Supplemental Indenture, dated as of March 14, 2018, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on March 29, 2018)

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
Dated: April 30, 2018

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)