Form 10-Q
period 2018-06-30
ITC Holdings Corp.
filed 2018-07-31
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
*(Note: The Registrant filed a registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on May 18, 2018 and since that date, the Registrant has been subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934.  Between the period beginning 12 months ago and May 18, 2018, the Registrant was a voluntary filer and was not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 30, 2018.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2018

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“AFUDC” are references to an allowance for the cost of equity and borrowings used during construction;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“D.C. Circuit Court” are references to U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;

•	“FASB” are references to the Financial Accounting Standards Board;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“Formula Rate” are references to a FERC-approved formula template used to calculate an annual revenue requirement;

•	“FPA” are references to the Federal Power Act;

•	“GAAP” are references to accounting principles generally accepted in the United States of America;

•	“GIAs” are references to generator interconnection agreements;

•	“GIC” are references to GIC Private Limited;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding ROE;

•	“Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LIBOR” are references to the London Interbank Offered Rate;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$12	$66
Accounts receivable	137	119
Inventory	29	29
Regulatory assets	15	18
Income tax receivable	2	15
Prepaid and other current assets	14	13
Total current assets	209	260
Property, plant and equipment (net of accumulated depreciation and amortization of $1,734 and $1,675, respectively)	7,608	7,309
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $37 and $35, respectively)	39	41
Regulatory assets	200	197
Other	70	66
Total other assets	1,259	1,254
TOTAL ASSETS	$9,076	$8,823
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$117	$97
Accrued compensation	18	28
Accrued interest	36	60
Accrued taxes	60	57
Regulatory liabilities	184	183
Refundable deposits from generators for transmission network upgrades	17	3
Debt maturing within one year	13	100
Other	41	34
Total current liabilities	486	562
Accrued pension and postretirement liabilities	71	74
Deferred income taxes	669	601
Regulatory liabilities	626	619
Refundable deposits from generators for transmission network upgrades	11	29
Other	21	17
Long-term debt	5,210	5,001
Commitments and contingent liabilities (Notes 5 and 14)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2018 and December 31, 2017	892	892
Retained earnings	1,086	1,026
Accumulated other comprehensive income	4	2
Total stockholder’s equity	1,982	1,920
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,076	$8,823
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
OPERATING REVENUES
Transmission and other services	$311	$309	$582	$585
Formula rate true-up	(21)	(6)	(13)	16
Total operating revenues	290	303	569	601
OPERATING EXPENSES
Operation and maintenance	28	29	51	58
General and administrative	28	29	59	60
Depreciation and amortization	44	42	88	83
Taxes other than income taxes	28	27	55	51
Other operating (income) and expenses — net	(1)	(1)	(1)	(1)
Total operating expenses	127	126	252	251
OPERATING INCOME	163	177	317	350
OTHER EXPENSES (INCOME)
Interest expense — net	56	55	111	108
Allowance for equity funds used during construction	(9)	(8)	(18)	(16)
Other (income) and expenses — net	2	1	2	2
Total other expenses (income)	49	48	95	94
INCOME BEFORE INCOME TAXES	114	129	222	256
INCOME TAX PROVISION	35	48	61	95
NET INCOME	$79	$81	$161	$161
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
NET INCOME	$79	$81	$161	$161
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 11)	1	(2)	2	(2)
TOTAL COMPREHENSIVE INCOME	$80	$79	$163	$159
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88	83
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	3	(7)
Deferred income tax expense	61	94
Allowance for equity funds used during construction	(18)	(16)
Other	4	3
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(19)	(47)
Income tax receivable	13	3
Other current assets	—	12
Accounts payable	1	1
Accrued compensation	(7)	6
Accrued interest	(25)	1
Accrued taxes	3	3
Other current liabilities	5	5
Net estimated refund related to return on equity complaints	2	(116)
Other non-current assets and liabilities, net	2	(6)
Net cash provided by operating activities	274	180
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(365)	(383)
Contributions in aid of construction	17	6
Other	(1)	(11)
Net cash used in investing activities	(349)	(388)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	225	200
Borrowings under revolving credit agreements	368	510
Borrowings under term loan credit agreements	—	250
Net issuance of commercial paper, net of discount	13	14
Retirement of long-term debt	(100)	—
Repayments of revolving credit agreements	(333)	(689)
Repayment of term loan credit agreement	(50)	—
Dividends to ITC Investment Holdings Inc.	(100)	(78)
Other	(2)	—
Net cash provided by financing activities	21	207
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(54)	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	68	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$14	$10
See notes to condensed consolidated interim financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. ITC Holdings is a wholly-owned subsidiary of Investment Holdings.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. Subsequent updates have been issued primarily to provide implementation guidance related to the initial guidance issued in May 2014. The guidance requires entities to evaluate their revenue recognition arrangements using a five-step model to determine when a customer obtains control of a transferred good or service.
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
Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers based on tariff rates, as approved by the FERC, and is in the scope of the new guidance. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities and are outside the scope of the new guidance, as they are not considered to be contracts with customers. The implementation of the new standard did not have a material impact on the amount and timing of revenue recognition. However, the following summarizes the impacts of the adoption of this new accounting guidance on our financial statements:

•
Modification of our condensed consolidated statements of operations to present operating revenues arising from alternative revenue programs (Formula rate true-up) separately from revenues in the scope of the new guidance (Transmission and other services). In connection with this presentation change, we adopted an accounting policy whereby only the initial origination of our alternative revenue program revenue is reported in the Formula rate true-up line on our condensed consolidated statements of operations. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively.

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
The following summarizes the impact of this adoption on our previously reported amounts:

Six months ended
(in millions)	June 30, 2017
Restricted cash - Beginning balance	$3
Restricted cash - Ending balance	3
Change - Other non-current assets and liabilities, net within condensed consolidated statements of cash flow	$—
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

	Three months ended	Six months ended
(in millions)	June 30, 2017	June 30, 2017
General and administrative
Reported	$30	$61
Adjustment	(1)	(1)
Adjusted	$29	$60
Other (income) and expenses — net
Reported	$—	$1
Adjustment	1	1
Adjusted	$1	$2

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
We expect to elect a package of practical expedients that will allow us to not reassess whether any expired or existing contract is a lease or contains a lease, the lease classification of any expired or existing leases, and the initial direct costs for any existing leases. We also expect to elect an additional practical expedient that permits entities to not evaluate existing land easements that were not previously accounted for as leases.
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
3.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications including transmission services, other services revenue, and formula rate true-up. As other services revenue is immaterial, it is presented in combination with transmission services on the condensed consolidated statements of operations.
Transmission Services
Through our Regulated Operating Subsidiaries, we generate nearly all our revenue from providing electric transmission services over our transmission systems. As independent transmission companies, our transmission services are provided and revenues are received based on our tariffs, as approved by the FERC. The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operating data and financial performance, including the amount of network load on their transmissions systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items.
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
Other Services Revenue
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended June 30, 2018 and 2017 were $2 million and $3 million, respectively, and for the six months ended June 30, 2018 and 2017 were $3 million and $4 million, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the balance sheet:

	June 30,	December 31,
(in millions)	2018	2017
Trade accounts receivable	$2	$2
Unbilled accounts receivable	126	108
Other	9	9
Total accounts receivable	$137	$119
5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 14 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and “Challenge to Independence Incentive Adders for Transmission Rates” discussed in Note 5 herein.

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2018:

(in millions)	Total
Net regulatory liability as of December 31, 2017	$(35)
Net refund of 2016 revenue deferrals and accruals, including accrued interest	10
Net revenue deferral for the six months ended June 30, 2018	(13)
Net regulatory liability as of June 30, 2018	$(38)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at June 30, 2018 and December 31, 2017 as follows:

	June 30,	December 31,
(in millions)	2018	2017
Current regulatory assets	$15	$18
Non-current regulatory assets	12	11
Current regulatory liabilities	(33)	(38)
Non-current regulatory liabilities	(32)	(26)
Net regulatory liability	$(38)	$(35)
Reposting of Rates for Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries have been reposted. On March 15, 2018, the FERC granted a waiver which allows us the ability to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allows MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided in March 2018 reflected the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 occurred in April 2018 when the services were billed. We recorded a reduction of revenue of $16 million in the first quarter of 2018, which was offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such did not impact net income.
In addition, the 2018 projected Formula Rates for ITC Great Plains, which are settled by SPP, have been reposted. On May 25, 2018, the FERC granted a waiver which allows us the ability to adjust the rate effective back to January 1, 2018 and allows SPP to return to customers excess amounts previously collected in 2018. As of June 30, 2018, we recorded a current regulatory liability and a reduction of revenue of $4 million related to the resettlement of invoices for services provided in January through May 2018. This reduction of revenue will be offset through a lower income tax provision for ITC Great Plains and as such should not impact net income.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to examine MISO’s funding policy for generator interconnections, which allowed a TO to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, the FERC found that the MISO funding policy may be unduly discriminatory, and suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and TO for the TO funded network upgrades. In the absence of such mutual agreement, the facilities would be funded solely by the interconnection customer. On January 8, 2016, MISO made a compliance filing to revise its funding policy to adopt the FERC suggestion to require mutual agreement between the customer and TO, with an effective date of June 24, 2015. Our MISO Regulated Operating Subsidiaries, along with another MISO TO, appealed the FERC’s orders on this issue. On January 26, 2018, the D.C. Circuit Court issued an opinion which concluded that evidence does not support the FERC’s position as applied to TOs without affiliated generation assets. In addition, the opinion noted that the FERC did not adequately respond to the argument that a generator funding entitlement would compel a TO to construct, own, and operate facilities without compensation, which would force the TO to accept additional risk without corresponding return.

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
Challenge to Independence Incentive Adders for Transmission Rates
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency & WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the independence incentive adders that are included in transmission rates charged by ITC’s operating subsidiaries in the MISO region. The independence incentive adder was established to encourage investment in transmission infrastructure and adders were awarded to the MISO Regulated Operating Subsidiaries in recognition of their status as independent transmission-only companies. The adders allow either 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by FERC. The MISO Regulated Operating Subsidiaries have answered the complaint and we are awaiting an order from FERC. We believe the likelihood of a material adverse result to our consolidated results of operations, cash flows or financial condition is remote.
Calculation of Accumulated Deferred Income Tax Balances in Projected Formula Rates
On June 21, 2018, FERC issued an order initiating a proceeding and paper hearings, pursuant to Section 206 of the FPA, to examine the methodology used by a group of TOs, including ITCTransmission and ITC Midwest, for calculating balances of accumulated deferred income taxes (“ADIT”) in forward-looking Formula Rates. The order is based on a previous FERC decision for another group of TOs in which FERC concluded that the two-step averaging methodology for ADIT is no longer necessary to comply with IRS normalization rules in light of IRS guidance issued in 2017. The Regulated Operating Subsidiaries only utilize the two-step averaging methodology for their posted Formula Rate and not for purposes of the true-up. As a result, we do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2018 and December 31, 2017, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $24 million and $26 million (net of accumulated amortization of $35 million and $33 million) as of June 30, 2018 and December 31, 2017, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including two regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both June 30, 2018 and December 31, 2017.
We have recorded $1 million of other intangible assets at both June 30, 2018 and December 31, 2017.
We recognized $1 million of amortization expense of our intangible assets during each of the three month periods ended June 30, 2018 and 2017, and recorded $2 million during each of the six month periods ended June 30, 2018 and 2017. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of June 30, 2018 to be $3 million per year.

7.    DEBT
ITC Holdings
Senior Unsecured Notes
On November 14, 2017, ITC Holdings completed the private offering of $500 million aggregate principal amount of unsecured 2.70% Senior Notes, due November 15, 2022, and $500 million aggregate principal amount of unsecured 3.35% Senior Notes, due November 15, 2027, (collectively, the “2017 Senior Notes”). In connection with the offering of the 2017 Senior Notes, ITC Holdings also entered into a registration rights agreement with the representatives of the initial purchasers named therein. Pursuant to this registration rights agreement, ITC Holdings agreed to use its commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to registered exchange offers to exchange each series of 2017 Senior Notes issued in the offering for an issue of notes having terms substantially identical to the applicable series of 2017 Senior Notes (except for provisions relating to the transfer restrictions, registration rights and payment of additional interest) (the “Exchange Offers”). On June 19, 2018, ITC Holdings completed the Exchange Offers, pursuant to an effective registration statement on Form S-4, under which all of the 2017 Senior Notes issued in the offering were exchanged for an issue of notes having terms substantially identical to the applicable series of 2017 Senior Notes (except for provisions in the 2017 Senior Notes relating to transfer restrictions, registration rights and payment of additional interest).
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of June 30, 2018, ITC Holdings had $13 million of commercial paper issued and outstanding under the program with a weighted-average interest rate of 2.31% and weighted average remaining days to maturity of 5 days. The amount outstanding as of June 30, 2018, was classified as debt maturing within one year in the condensed consolidated statements of financial position.
ITCTransmission
First Mortgage Bonds
On March 29, 2018, ITCTransmission issued $225 million aggregate principal amount of 4.00% First Mortgage Bonds due March 30, 2053. The proceeds were used to refinance $100 million of 5.75% First Mortgage Bonds due April 1, 2018 and repay the existing indebtedness under the revolving credit agreement in March 2018. Proceeds were also used to repay the $50 million of borrowings under the term loan credit agreement due March 23, 2019. Remaining proceeds will be used to partially fund capital expenditures and for general corporate purposes. ITCTransmission’s First Mortgage bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At June 30, 2018, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At June 30, 2018, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance		Commitment Fee Rate (b)
ITC Holdings	$400	$—	$400	(c)	—%	(d)	0.175%
ITCTransmission	100	—	100		—%	(e)	0.10%
METC	100	58	42		3.0%	(e)	0.10%
ITC Midwest	225	153	72		3.0%	(e)	0.10%
ITC Great Plains	75	44	31		3.0%	(e)	0.10%
Total	$900	$255	$645
____________________________

(a)	Included within long-term debt.

(b)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(c)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $387 million as of June 30, 2018.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2018, we were not in violation of any debt covenant.
8.    INCOME TAXES
In December 2017, the President of the United States signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. During the three months ended June 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we have revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense of $6 million was recorded in the second quarter of 2018. For the three months ended June 30, 2018 and 2017, our effective tax rates were 31% and 37%, respectively, and for the six months ended June 30, 2018 and 2017, our effective tax rates were 27% and 37%, respectively.
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

The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is to contribute amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as we determine appropriate. During the second quarter of 2018, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2018.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We contributed $3 million to the supplemental benefit plans during the second quarter of 2018. We do not expect to make any additional contributions to these plans in 2018.
Net periodic benefit cost for the pension plans, by component, was as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Service cost	$2	$1	$4	$3
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized loss	—	1	—	1
Net pension cost	$2	$2	$4	$4
The components of net pension cost other than the service cost component are included in the line item “Other (income) and expenses — net” in the condensed consolidated statements of operations.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2018, we contributed $4 million to the postretirement benefit plan. We expect to make additional contributions of $5 million to the postretirement benefit plan during the second half of 2018.
Net postretirement benefit plan cost, by component, was as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Service cost	$3	$2	$5	$4
Interest cost	1	—	2	1
Expected return on plan assets	(1)	—	(2)	(1)
Net postretirement cost	$3	$2	$5	$4
The components of net postretirement cost other than the service cost component are included in the line item “Other (income) and expenses — net” in the condensed consolidated statements of operations.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three month periods ended June 30, 2018 and 2017 and $3 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$53	$—	$—
Mutual funds — equity securities	2	—	—
Total	$55	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2017, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	1	—	—
Total	$54	$—	$—
As of June 30, 2018 and December 31, 2017, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 9. Our mutual funds are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Beginning on January 1, 2018, gains and losses for all mutual fund investments are recorded in earnings. Previously, gains and losses on available-for-sale investments were recorded in AOCI.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2018 and 2017. For additional information on our goodwill and intangible assets, please refer to Note 6.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,029 million and $5,192 million at June 30, 2018 and December 31, 2017, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,955 million and $4,830 million at June 30, 2018 and December 31, 2017, respectively.
Revolving and Term Loan Credit Agreements
At June 30, 2018 and December 31, 2017, we had a consolidated total of $255 million and $271 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

11.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Balance at the beginning of period	$3	$2	$2	$2
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax, of less than $1 million for the three and six months ended June 30, 2018) (a)	1	—	1	—
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	—	1	—
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 and $2 for the three and six months ended June 30, 2017, respectively)	—	(2)	—	(2)
Derivative instruments, net of tax	1	(2)	2	(2)
Total other comprehensive income (loss), net of tax	1	(2)	2	(2)
Balance at the end of period	$4	$—	$4	$—
____________________________

(a)	The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2019 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in interest expense on a pre-tax basis.
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
The aggregate fair value of all tranches of PBUs and SBUs as of June 30, 2018 was $14 million and $16 million, respectively. At June 30, 2018, the total unrecognized compensation cost related to the PBUs and SBUs is $11 million and $11 million, respectively.
Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends payable to Fortis on the Fortis shares allocated to an employee’s ESPP account. ITC Holdings implemented the ESPP during the second quarter of 2017. The cost of ITC Holdings’ contribution for the three and six months ended June 30, 2018 and 2017 were less than $1 million.
13.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from

Fortis and such subsidiaries of less than $1 million at June 30, 2018 and December 31, 2017. We did not have any intercompany payables to Fortis and such subsidiaries at June 30, 2018 and had less than $1 million at December 31, 2017.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. Such expense for each of the three months ended June 30, 2018 and 2017 for ITC Holdings was $2 million. For each of the six months ended June 30, 2018 and 2017 such expense for ITC Holdings was $4 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were less than $1 million for each of the three and six months ended June 30, 2018 and 2017.
Dividends
During the six months ended June 30, 2018, we paid dividends of $100 million to Investment Holdings. ITC Holdings also paid dividends of $50 million to Investment Holdings in July 2018.
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
The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds for the Initial Refund Period. The total refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries and refunds were completed during the first six months of 2017.
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
If the Second Complaint is not dismissed, we expect the FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of June 30, 2018, the estimated range of refunds for the related refund period is from $108 million to $147 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries had an estimated current regulatory liability for the Second Complaint of $147 million and $145 million as of June 30, 2018 and December 31, 2017, respectively. The recognition of the obligations associated with the complaints resulted in a reduction of net income and additional revenue and interest expense as set forth in the table below for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Revenue increase	$(1)	$—	$(1)	$—
Interest expense increase	1	2	3	3
Estimated net income reduction	1	1	2	2
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
As of June 30, 2018, our MISO Regulated Operating Subsidiaries had a total of approximately $3 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point reduction in the authorized ROE would reduce annual consolidated net income by approximately $3 million.
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

	June 30,		December 31,
(in millions)	2018	2017	2017	2016
Cash and cash equivalents	$12	$7	$66	$8
Restricted cash included in:
Other non-current assets	2	3	2	3
Total cash, cash equivalents and restricted cash	$14	$10	$68	$11
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flows Information

	Six months ended
	June 30,
(in millions)	2018	2017
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$130	$110
Income tax refunds received	13	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	101	93
Allowance for equity funds used during construction	18	16
____________________________

(a)	Amount for the six months ended June 30, 2017 includes $9 million of interest paid associated with the ROE complaints. See Note 14 for information on the ROE complaints.

(b)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2018 or 2017, respectively, but will be or have been included as a cash outflow from investing activities when paid.

16.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Regulated Operating Subsidiaries	$297	$310	$584	$615
Intercompany eliminations	(7)	(7)	(15)	(14)
Total Operating Revenues	$290	$303	$569	$601

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Regulated Operating Subsidiaries	$147	$164	$290	$326
ITC Holdings and other	(33)	(35)	(68)	(70)
Total Income Before Income Taxes	$114	$129	$222	$256

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Regulated Operating Subsidiaries	$109	$101	$215	$200
ITC Holdings and other	79	81	161	161
Intercompany eliminations	(109)	(101)	(215)	(200)
Total Net Income	$79	$81	$161	$161

TOTAL ASSETS:	June 30,	December 31,
(in millions)	2018	2017
Regulated Operating Subsidiaries	$8,963	$8,688
ITC Holdings and other	4,846	4,799
Reconciliations / Intercompany eliminations (a)	(4,733)	(4,664)
Total Assets	$9,076	$8,823
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2017:

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
OVERVIEW
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of Investment Holdings. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems. We also are pursuing development projects outside our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the six months ended June 30, 2018 or that may affect future results include:

•
The change in federal tax rate arising from the enactment of the TCJA, which results in reductions to revenue requirements, payments of the 2018 resettlement obligation in connection with the reposting of the 2018 rates and payments related to the amortization through rates of the net regulatory liability recorded for excess deferred taxes;

•
Our capital expenditures of $365 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2018 as described below under “Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and repayments as described in Note 7 to the condensed consolidated interim financial statements, including issuance of First Mortgage bonds by ITCTransmission and commercial paper issued under ITC Holdings’ commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes; and

•
Our MISO Regulated Operating Subsidiaries have an estimated current regulatory liability of $147 million as of June 30, 2018 for the potential refund relating to the Second Complaint, as described in Note 14 to the condensed consolidated interim financial statements.

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
In September 2016, the FERC issued the September 2016 Order in connection with the Initial Complaint reducing the base ROE from 12.38% to 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 and prospectively from the date of that order until a new approved rate is established by the FERC in connection with the Second Complaint filed with the FERC under Section 206 of the FPA on February 12, 2015. The total refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries and refunds were completed during the first six months of 2017.
An order has not yet been issued by the FERC in connection with the Second Complaint. If the Second Complaint is not dismissed, we expect FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the refund period related to the Second Complaint and future ROEs for our MISO Regulated Operating Subsidiaries. As of June 30, 2018, the estimated range of refunds for the related refund period is from $108 million to $147 million on a pre-tax basis. We had an estimated current regulatory liability for the Second Complaint of $147 million and $145 million as of June 30, 2018 and December 31, 2017, respectively. The recognition of the obligations associated with the complaints resulted in a reduction of net income and additional revenue and interest expense as set forth in the table below for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Revenue increase	$(1)	$—	$(1)	$—
Interest expense increase	1	2	3	3
Estimated net income reduction	1	1	2	2
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
Reposting of Rates for Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries have been reposted. On March 15, 2018, the FERC granted a waiver which allows us the ability to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allows MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided in March 2018 reflected the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 occurred in April 2018 when the services were billed. We recorded a reduction of revenue of $16 million in the first quarter of 2018, which was offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such did not impact net income.
In addition, the 2018 projected Formula Rates for ITC Great Plains, which are settled by SPP, have been reposted. On May 25, 2018, the FERC granted a waiver which allows us the ability to adjust the rate effective back to January 1, 2018 and allows SPP to return to customers excess amounts previously collected in 2018. As of June 30, 2018, we recorded a current regulatory liability and a reduction of revenue of $4 million related to the resettlement of invoices for services provided in January through May 2018. This reduction of revenue will be offset through a lower income tax provision for ITC Great Plains and as such should not impact net income.

Challenge to Independence Incentive Adders for Transmission Rates
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency & WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the independence incentive adders that are included in transmission rates charged by ITC’s operating subsidiaries in the MISO region. The independence incentive adder was established to encourage investment in transmission infrastructure and adders were awarded to the MISO Regulated Operating Subsidiaries in recognition of their status as independent transmission-only companies. The adders allow either 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by FERC. The MISO Regulated Operating Subsidiaries have answered the complaint and we are awaiting an order from FERC. We believe the likelihood of a material adverse result to our consolidated results of operations, cash flows or financial condition is remote.
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

Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of:

•	any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 14 and Note 5 to the condensed consolidated interim financial statements;

•
lower revenue from customers due to a lower tax gross up on our authorized return on equity at our Regulated Operating Subsidiaries resulting from the change in U.S. federal corporate income tax rate from 35% to 21% under the TCJA; and

•	lower net income due to lower interest expense deductibility as a result of a lower federal tax rate at ITC Holdings under the TCJA.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(in millions)	June 30, 2018	2018 — 2022
Expenditures for property, plant and equipment (a)	$365	$2,842
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in millions)	2018	2017	(decrease)	(decrease)	2018	2017	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$311	$309	$2	1%	$582	$585	$(3)	(1)%
Formula rate true-up	(21)	(6)	(15)	250%	(13)	16	(29)	(181)%
Total operating revenues	290	303	(13)	(4)%	569	601	(32)	(5)%
OPERATING EXPENSES
Operation and maintenance	28	29	(1)	(3)%	51	58	(7)	(12)%
General and administrative	28	29	(1)	(3)%	59	60	(1)	(2)%
Depreciation and amortization	44	42	2	5%	88	83	5	6%
Taxes other than income taxes	28	27	1	4%	55	51	4	8%
Other operating (income) and expenses — net	(1)	(1)	—	—%	(1)	(1)	—	—%
Total operating expenses	127	126	1	1%	252	251	1	—%
OPERATING INCOME	163	177	(14)	(8)%	317	350	(33)	(9)%
OTHER EXPENSES (INCOME)
Interest expense — net	56	55	1	2%	111	108	3	3%
Allowance for equity funds used during construction	(9)	(8)	(1)	13%	(18)	(16)	(2)	13%
Other (income) and expenses — net	2	1	1	100%	2	2	—	—%
Total other expenses (income)	49	48	1	2%	95	94	1	1%
INCOME BEFORE INCOME TAXES	114	129	(15)	(12)%	222	256	(34)	(13)%
INCOME TAX PROVISION	35	48	(13)	(27)%	61	95	(34)	(36)%
NET INCOME	$79	$81	$(2)	(3)%	$161	$161	$—	—%
Operating Revenues
Three months ended June 30, 2018 compared to three months ended June 30, 2017
The following table sets forth the components of and changes in operating revenues which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2018		2017		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$190	66%	$203	67%	$(13)	(6)%
Regional cost sharing revenues (a)	82	29%	83	28%	(1)	(1)%
Point-to-point	4	1%	7	2%	(3)	(43)%
Scheduling, control and dispatch (a)	4	1%	4	1%	—	—%
Other (b)	10	3%	6	2%	4	67%
Total	$290	100%	$303	100%	$(13)	(4)%
____________________________

(a)	Includes a portion of the Formula rate true-up of $(21) million and $(6) million for the three months ended June 30, 2018 and 2017, respectively.

(b)	Includes reduction in refund liabilities recognized in prior periods of $1 million for the three months ended June 30, 2018.
Network revenues decreased primarily due to lower network revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%, partially offset by higher rate bases associated with higher balances of property, plant and equipment in-service in 2018.
Regional cost sharing revenues decreased primarily due to lower regional revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%. These decreases were partially offset by an increase in capital projects placed in service that were identified by MISO and SPP as eligible for regional cost sharing as well as higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the three months ended June 30, 2018 as compared to the same period in 2017.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
The following table sets forth the components of and changes in operating revenues which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2018		2017		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$379	67%	$405	67%	$(26)	(6)%
Regional cost sharing revenues (a)	161	28%	166	28%	(5)	(3)%
Point-to-point	7	1%	13	2%	(6)	(46)%
Scheduling, control and dispatch (a)	8	1%	7	1%	1	14%
Other (b)	14	3%	10	2%	4	40%
Total	$569	100%	$601	100%	$(32)	(5)%
____________________________

(a)	Includes a portion of the Formula rate true-up of $(13) million and $16 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	Includes reduction in refund liabilities recognized in prior periods of $1 million for the six months ended June 30, 2018.
Network revenues decreased primarily due to lower network revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%, partially offset by higher rate bases associated with higher balances of property, plant and equipment in-service in 2018.
Regional cost sharing revenues decreased primarily due to lower regional revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%. These decreases were partially offset by an increase in capital projects placed in service that were identified by MISO and SPP as eligible for regional cost sharing as well as higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the six months ended June 30, 2018 as compared to the same period in 2017.
Operating Expenses
Operation and maintenance expenses
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Operation and maintenance expenses decreased primarily due to lower field maintenance expenses, consisting primarily of lower vegetation management requirements.
Income Tax Provision
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Our effective tax rates for the three months ended June 30, 2018 and 2017 were 31% and 37%, respectively. The decrease in our effective tax rate is due to the reduction in the federal tax rate arising from the enactment of the TCJA. Our effective tax rate for the three months ended June 30, 2018 exceeded our 21% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. During the three months ended June 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we have revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded in 2018. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Our effective tax rates for the six months ended June 30, 2018 and 2017 were 27% and 37%, respectively. The decrease in our effective tax rate is due to the reduction in the federal tax rate arising from the enactment of the TCJA. Our effective tax rate for the six months ended June 30, 2018 exceeded our 21% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity which reduced the effective tax rate. During the three months ended June 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we have revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded in 2018. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 7 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends.”

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

•
Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described in detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.” We expect our interest payments to increase each year as a result of additional debt expected to be incurred to fund our capital expenditures and for general corporate purposes.

•	Fund any refund obligation in connection with the Second Complaint.

•	Fund reductions to revenue requirements at our Regulated Operating Subsidiaries going forward arising from the enactment of the TCJA.

•	Fund payments related to the amortization through rates of the net regulatory liability recorded for excess deferred taxes and any other obligations arising from the implementation of the TCJA.

•	Fund contributions to our retirement benefit plans, as described in Note 9 to the condensed consolidated interim financial statements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of June 30, 2018, we had consolidated indebtedness under our revolving credit agreements of $255 million, with unused capacity under our revolving credit agreements of $645 million. Additionally, ITC Holdings had $13 million of commercial paper issued and outstanding as of June 30, 2018, with the ability to issue an additional $387 million under the commercial paper program. See Note 7 to the condensed consolidated interim financial statements for a discussion of the commercial paper program, our revolving credit agreements as well as the debt activity in 2018.
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
___________________________

(a)
On September 15, 2017, Standard and Poor’s reaffirmed the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 7 to the condensed consolidated interim financial statements. On September 28, 2017, Standard and Poor’s raised the senior unsecured credit rating of ITC Holdings to A- from BBB+. On December 20, 2017, Standard and Poor’s published reports on ITCTransmission, METC and ITC Midwest as part of their annual review process. No ratings actions were taken in those reports. On March 21, 2018, Standard and Poor’s revised its outlook on all these entities from stable to negative.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 7 to the condensed consolidated interim financial statements and in our Form 10-K for the fiscal year ended December 31, 2017. As of June 30, 2018, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $274 million and $180 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by operating activities was due primarily to the refund, including interest, paid pursuant to the Initial Complaint during the six months ended June 30, 2017 and was further increased by higher receipts from tax refunds received in 2018. This increase was partially offset by higher interest payments and lower receipts from operating revenues as a result of the TCJA during the six months ended June 30, 2018 compared to the same period in 2017.
Cash Flows From Investing Activities
Net cash used in investing activities was $349 million and $388 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used in investing activities was due primarily to a decrease in expenditures for property, plant and equipment during the six months ended June 30, 2018 compared to the same period in 2017.
Cash Flows From Financing Activities
Net cash provided by financing activities was $21 million and $207 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities was due primarily to a decrease in borrowings under our revolving and term loan credit agreements, an increase in retirement of long-term debt, repayment of our term loan credit agreement and an increase in dividends paid during the six months ended June 30, 2018 compared to the same period in 2017. These decreases were partially offset by an increase in long-term debt issuances and a decrease in repayments of our revolving credit agreements. See Note 7 to the condensed consolidated interim financial statements for detail on the issuances and retirements of debt, repayment of our term loan credit agreement and a description of our revolving credit agreements and our commercial paper program.

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

•
The repayment of $100 million of ITCTransmission’s 5.75% First Mortgage Bonds, due April 1, 2018, with the proceeds from the issuance of ITCTransmission’s 4.00% First Mortgage Bonds, Series G, due March 30, 2053; and

•
The repayment of $50 million of borrowings under the ITCTransmission term loan credit agreement, due March 23, 2019, with the proceeds from the issuance of ITCTransmission’s 4.00% First Mortgage Bonds, Series G, due March 30, 2053.

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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements was $5,029 million at June 30, 2018. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements was $4,955 million at June 30, 2018. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements at June 30, 2018. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2018 would decrease the fair value of debt by $218 million, and a decrease in interest rates of 10% at June 30, 2018 would increase the fair value of debt by $236 million at that date.
Revolving Credit Agreements
At June 30, 2018, we had a consolidated total of $255 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2018 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $255 million.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2017, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2018.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Dated: July 30, 2018

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)