Form 10-Q
period 2018-09-30
ITC Holdings Corp.
filed 2018-11-02
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of November 1, 2018.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2018

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Grid Development” are references to ITC Grid Development, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Grid Development, LLC;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and an indirect wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“We,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“AFUDC” are references to an allowance for the cost of equity and borrowings used during construction;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“D.C. Circuit Court” are references to U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;

•	“FASB” are references to the Financial Accounting Standards Board;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“Formula Rate” are references to a FERC-approved formula template used to calculate an annual revenue requirement;

•	“FPA” are references to the Federal Power Act;

•	“GAAP” are references to accounting principles generally accepted in the United States of America;

•	“GIAs” are references to generator interconnection agreements;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding ROE;

•	“Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC Private Limited has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$18	$66
Accounts receivable	128	119
Inventory	31	29
Regulatory assets	14	18
Income tax receivable	2	15
Prepaid and other current assets	14	13
Total current assets	207	260
Property, plant and equipment (net of accumulated depreciation and amortization of $1,764 and $1,675, respectively)	7,760	7,309
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $38 and $35, respectively)	38	41
Regulatory assets	198	197
Other	71	66
Total other assets	1,257	1,254
TOTAL ASSETS	$9,224	$8,823
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$119	$97
Accrued compensation	26	28
Accrued interest	55	60
Accrued taxes	38	57
Regulatory liabilities	182	183
Refundable deposits and advances for construction	50	25
Debt maturing within one year	—	100
Other	11	12
Total current liabilities	481	562
Accrued pension and postretirement liabilities	71	74
Deferred income taxes	697	601
Regulatory liabilities	674	619
Refundable deposits	11	29
Other	23	17
Long-term debt	5,246	5,001
Commitments and contingent liabilities (Notes 5 and 14)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2018 and December 31, 2017	892	892
Retained earnings	1,125	1,026
Accumulated other comprehensive income	4	2
Total stockholder’s equity	2,021	1,920
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,224	$8,823
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
OPERATING REVENUES
Transmission and other services	$350	$362	$932	$947
Formula rate true-up	(55)	(63)	(68)	(47)
Total operating revenues	295	299	864	900
OPERATING EXPENSES
Operation and maintenance	29	24	80	82
General and administrative	32	31	91	91
Depreciation and amortization	45	42	133	125
Taxes other than income taxes	27	28	82	79
Other operating (income) and expenses, net	(1)	(1)	(2)	(2)
Total operating expenses	132	124	384	375
OPERATING INCOME	163	175	480	525
OTHER EXPENSES (INCOME)
Interest expense, net	56	56	167	164
Allowance for equity funds used during construction	(8)	(9)	(26)	(25)
Other (income) and expenses, net	—	—	2	2
Total other expenses (income)	48	47	143	141
INCOME BEFORE INCOME TAXES	115	128	337	384
INCOME TAX PROVISION	26	46	87	141
NET INCOME	$89	$82	$250	$243
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
NET INCOME	$89	$82	$250	$243
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 11)	—	3	2	1
TOTAL COMPREHENSIVE INCOME	$89	$85	$252	$244
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	133	125
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	54	60
Deferred income tax expense	86	140
Allowance for equity funds used during construction	(26)	(25)
Other	6	6
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(10)	(54)
Income tax receivable	13	3
Accounts payable	4	(3)
Accrued interest	(6)	8
Accrued taxes	(19)	(16)
Net estimated refund related to return on equity complaints	4	(115)
Other current and non-current assets and liabilities, net	5	31
Net cash provided by operating activities	494	403
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(556)	(554)
Contributions in aid of construction	23	20
Other	—	(10)
Net cash used in investing activities	(533)	(544)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	225	200
Borrowings under revolving credit agreements	588	807
Borrowings under term loan credit agreements	—	250
Net issuance of commercial paper, net of discount	—	82
Retirement of long-term debt	(100)	(50)
Repayments of revolving credit agreements	(518)	(984)
Repayment of term loan credit agreement	(50)	—
Dividends to ITC Investment Holdings Inc.	(150)	(168)
Other	(2)	3
Net cash (used in) provided by financing activities	(7)	140
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46)	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	68	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$22	$10
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
The guidance may be adopted using either (a) a full retrospective method, whereby comparative periods would be restated to present the impact of the new standard, with the cumulative effect of applying the standard recognized as of the earliest period presented, or (b) a modified retrospective method, under which comparative periods would not be restated and the cumulative effect of applying the standard would be recognized at the date of initial adoption. We adopted the guidance effective January 1, 2018 using the modified retrospective approach; however, we did not identify or record any adjustments to the opening balance of retained earnings upon adoption.
Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers based on tariff rates, as approved by the FERC, and is in the scope of the new guidance. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities and are outside the scope of the new guidance, as they are not considered to be contracts with customers. The implementation of the new standard did not have a material impact on the amount and timing of revenue recognition. However, the following summarizes the impacts of the adoption of this new accounting guidance on our financial statements:

•
Our condensed consolidated statements of operations have been modified to present operating revenues arising from alternative revenue programs (Formula rate true-up) separately from revenues in the scope of the new guidance (Transmission and other services). In connection with this presentation change, we adopted an accounting policy whereby only the initial origination of our alternative revenue program revenue is reported in the Formula rate true-up line on our condensed consolidated statements of operations. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively.

•	Note 3 has been added to address the requirement to provide more information regarding the nature, amount, timing, and uncertainty of revenue and cash flows.

•	Note 4 has been added to provide more information about changes in accounts receivable from customers.

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
The following summarizes the impact of this adoption on our previously reported amounts:

Nine months ended
(in millions)	September 30, 2017
Restricted cash - Beginning balance	$3
Restricted cash - Ending balance	2
Change - Other current and non-current assets and liabilities, net within condensed consolidated statements of cash flow	$(1)
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued authoritative guidance that requires entities to disaggregate the current service cost component of net benefit cost (i.e., net periodic pension cost and net periodic postretirement benefit cost) and present it in the same statement of operations line item as other current compensation costs for employees (i.e., within General and administrative for us). Entities are required to present the other components of net benefit cost (“non-service costs”) elsewhere in the statement of operations and outside operating income. The line or lines containing such other components must be appropriately described on the face of the statement of operations; otherwise, disclosure of the location of such other costs in the statement of operations is required. We elected to present the non-service costs within the line “Other (income) and expenses, net” in the condensed consolidated statements of operations and include disclosure within Note 9. In addition, the new guidance allows capitalization of only the service cost component of net benefit cost.
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

	Three months ended	Nine months ended
(in millions)	September 30, 2017	September 30, 2017
General and administrative
Reported	$31	$92
Adjustment	—	(1)
Adjusted	$31	$91
Other (income) and expenses, net
Reported	$—	$1
Adjustment	—	1
Adjusted	$—	$2

Reclassification of Certain Tax Effects from AOCI
In February 2018, the FASB issued authoritative guidance that permits entities to reclassify the stranded tax effects resulting from the TCJA from AOCI to retained earnings. The stranded tax effects were the result of the revaluation of deferred taxes through net income as a result of the tax rate change, with no adjustment to the tax effects recorded in AOCI. The guidance is effective for fiscal years beginning January 1, 2019; however, we have elected to early adopt the guidance as of January 1, 2018. We elected to apply the guidance in the period of adoption, accounted for as a change in accounting principle resulting from the adoption of new accounting guidance. We recorded a $1 million adjustment to AOCI and retained earnings upon adoption. We apply an investment by investment approach to releasing income tax effects from AOCI.
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may have a material impact on our consolidated financial statements.
Accounting for Leases
In February 2016, the FASB issued authoritative guidance on accounting for leases, which primarily impacts accounting by lessees. In January 2018, additional guidance was issued that provides an optional transition practical expedient to not evaluate under the new guidance existing or expired easements that were not previously accounted for as leases under current guidance. The new guidance creates a dual approach for lessee accounting, with lease classification determined in accordance with principles in existing lease guidance. Statement of operations presentation differs depending on the lease classification; however, both types of leases result in lessees recognizing a right-of-use asset and a lease liability, with limited exceptions. Under existing accounting guidance, operating leases are not recorded on the balance sheet of lessees.
The new guidance is effective on January 1, 2019. Early adoption is permitted; however, we will not early adopt. In July 2018, transition relief guidance was issued whereby entities may elect to apply the new guidance on a modified retrospective basis at the adoption date (i.e., January 1, 2019) as opposed to at the beginning of the earliest period presented in the financial statements (i.e., January 1, 2017). We expect to elect this transition relief and begin applying the new guidance as of January 1, 2019, with prior period comparative financial statements and disclosures presented under current lease accounting guidance.
In connection with our adoption of the new guidance, we expect to elect various practical expedients and make certain accounting policy elections, including:

•	a “package of three” practical expedients that must be taken together and will allow us to not reassess:

◦	whether any expired or existing contracts are or contain leases,

◦	the lease classification of any expired or existing leases, and

◦	the initial direct costs for any existing leases;

•	a practical expedient that permits entities to not evaluate existing land easements at adoption that were not previously accounted for as leases; and

•	an accounting policy election to not apply the recognition requirements to short-term leases (i.e., leases with terms of 12 months or less).
However, our conclusions on practical expedients and accounting policy elections may continue to evolve during our final stages of implementation as we work through our adoption plan. We are continuing to assess the impact that this guidance will have on our consolidated financial statements, including our disclosures.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same statement of operations line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements, including tabular disclosures about both (a) the total amounts reported in the statement of operations for each income and expense line item that is affected by hedging and (b) the effects of hedging on those line items. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We do not plan to early adopt. The guidance is required to be adopted on a modified retrospective basis to existing hedging relationships and on a prospective basis for the presentation and disclosure requirements. We do not expect a significant impact upon adoption, but we will add the required disclosures, as applicable.
Fair Value Measurement Disclosures
In August 2018, the FASB issued authoritative guidance modifying the disclosure requirements for fair value measurements. The new guidance adds disclosure requirements for Level 3 fair value measurements and modifies disclosure requirements for public entities regarding certain fair value measurements. In addition, the guidance eliminates (a) the disclosure of the amount of, and reasons for, transfers between Level 1 and Level 2 assets and liabilities, (b) the policy for timing of transfers between levels of the fair value hierarchy, and (c) other disclosure requirements related to Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The guidance is required to be adopted primarily on a retrospective basis, with certain new and modified disclosures requiring prospective application. We are still evaluating the new guidance, but do not expect our disclosures to be significantly impacted upon adoption, particularly given we do not currently have any Level 3 fair value measurements.
Pension and Other Postretirement Plan Disclosures
In August 2018, the FASB issued authoritative guidance modifying the disclosure requirements for defined benefit pension and other postretirement plans. The new guidance requires disclosures including (a) the weighted average interest credit rates used for cash balance pension plans, (b) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, and (c) an explanation of other significant changes in the benefit obligation or plan assets. In addition, the guidance removes currently required disclosures including, among others, the requirement for public entities to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of the change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The new guidance, which is effective for fiscal years ending after December 15, 2020 with early adoption permitted, is required to be adopted on a retrospective basis. We are still evaluating the impact of the new guidance on our disclosures.
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement accounted for as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We are still evaluating the impact of the new standard on our financial statements, including disclosures.
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
Other Services Revenue
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was less than $1 million for the three months ended September 30, 2018 and $1 million for the three months ended September 30, 2017. Total other services revenue for the nine months ended September 30, 2018 and 2017 were $3 million and $5 million, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the balance sheet:

	September 30,	December 31,
(in millions)	2018	2017
Trade accounts receivable	$2	$2
Unbilled accounts receivable	117	108
Other	9	9
Total accounts receivable	$128	$119
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2018:

(in millions)	Total
Net regulatory liability as of December 31, 2017	$(35)
Net refund of 2016 revenue deferrals and accruals, including accrued interest	15
Net revenue deferral for the nine months ended September 30, 2018	(68)
Net accrued interest payable for the nine months ended September 30, 2018	(1)
Net regulatory liability as of September 30, 2018	$(89)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at September 30, 2018 and December 31, 2017 as follows:

	September 30,	December 31,
(in millions)	2018	2017
Current regulatory assets	$13	$18
Non-current regulatory assets	9	11
Current regulatory liabilities	(29)	(38)
Non-current regulatory liabilities	(82)	(26)
Net regulatory liability	$(89)	$(35)
Reposting of Rates for Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries have been reposted. On March 15, 2018, the FERC granted a waiver which allows us the ability to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allows MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided starting in March 2018 and going forward reflected the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 occurred in April 2018 when the services were billed. We recorded a reduction of revenue of $16 million in the first quarter of 2018, which was offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such did not impact net income.
In addition, the 2018 projected Formula Rates for ITC Great Plains, which are settled by SPP, have been reposted. On May 25, 2018, the FERC granted a waiver which allows us the ability to adjust the rate effective back to January 1, 2018 and allows SPP to return to customers excess amounts previously collected in 2018. Our rates included in SPP invoices for services provided starting in June and going forward reflected the lower corporate tax rate. During the second quarter of 2018, we recorded a reduction of revenue of $4 million related to the resettlement of invoices for services provided in January through May 2018. This reduction of revenue was offset through a lower income tax provision for ITC Great Plains and as such did not impact net income. At September 30, 2018, this amount was primarily recorded as a current regulatory liability related to the resettlement of invoices at ITC Great Plains.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to examine MISO’s funding policy for generator interconnections, which allowed a TO to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, the FERC found that the MISO funding policy may be unduly discriminatory, and suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and TO for the TO funded network upgrades. In the absence of such mutual agreement, the facilities would be funded solely by the interconnection customer. On January 8, 2016, MISO made a compliance filing to revise its funding policy to adopt the FERC suggestion to require mutual agreement between the customer and TO, with an effective date of June 24, 2015. Our MISO Regulated Operating Subsidiaries, along with another MISO TO, appealed the FERC’s orders on this issue and on January 26, 2018, the D.C. Circuit Court vacated the orders and remanded this case to FERC. On March 24, 2018, our MISO Regulated Operating Subsidiaries and the other MISO TO that participated in the appeal at the D.C. Circuit Court filed a motion at FERC that asks FERC to implement the D.C. Circuit Court’s decision and order MISO to amend its tariff to reinstate the self-fund option effective June 24, 2015 and to permit MISO TOs that were unable to elect self-funding in GIAs that were executed since June 24, 2015 to amend those GIAs to include the self-fund option. On August 31, 2018, FERC issued an order on remand that directed MISO to restore the right of a TO to unilaterally elect to fund the capital cost of network upgrades, effective prospectively from the date of the FERC order. A request for rehearing of the August 31, 2018 FERC order was filed on October 2, 2018. FERC also requested additional briefing regarding the treatment of contracts entered into between June 24, 2015 and the date of the FERC order, and initial briefs have been filed. We do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 14 for a discussion of the ROE complaints.
Challenge to Independence Incentive Adders for Transmission Rates
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the independence incentive adders that are included in transmission rates charged by ITC’s operating subsidiaries in the MISO region. The adders allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by FERC. On October 18, 2018, FERC issued an order granting the complaint in part, setting revised adders for each of the MISO Regulated Operating Subsidiaries at 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directs the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through the date of the order. A compliance filing to revise the MISO Regulated Operating Subsidiaries’ Formula Rates will be submitted to FERC and refunds will be made to reflect the revised rates in compliance with the FERC order. On October 22, 2018, MISO filed a motion requesting an extension until January 17, 2019 to issue the refunds. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Calculation of Accumulated Deferred Income Tax Balances in Projected Formula Rates
On June 21, 2018, FERC issued an order initiating a proceeding and paper hearings, pursuant to Section 206 of the FPA, to examine the methodology used by a group of TOs, including ITCTransmission and ITC Midwest, for calculating balances of accumulated deferred income taxes (“ADIT”) in forward-looking Formula Rates. The order is based on a previous FERC decision for another group of TOs in which FERC concluded that the two-step averaging methodology for ADIT is no longer necessary to comply with IRS normalization rules in light of IRS guidance issued in 2017. On August 27, 2018, ITCTransmission and ITC Midwest, along with other MISO TOs, filed an initial brief in the paper hearing proceeding. In addition, on August 27, 2018, our MISO Regulated Operating Subsidiaries submitted a filing with the FERC under Section 205 of the FPA to eliminate the use of the two-step averaging methodology in the calculation of ADIT balances for the projected test year and also to modify the manner by which they calculate average ADIT balances in their annual transmission formula rate true-up calculation, subject to receiving guidance from the IRS to respond to the FERC order. The Regulated Operating Subsidiaries only utilize the two-step averaging methodology for their projected Formula Rate and not for purposes of the true-up. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2018 and December 31, 2017, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $23 million and $26 million (net of accumulated amortization of $36 million and $33 million) as of September 30, 2018 and December 31, 2017, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both September 30, 2018 and December 31, 2017.
We have recorded $1 million of other intangible assets at both September 30, 2018 and December 31, 2017.
We recognized $1 million of amortization expense of our intangible assets during each of the three month periods ended September 30, 2018 and 2017, and recorded $3 million during each of the nine month periods ended September 30, 2018 and

2017. For each of the next five years, we expect the annual amortization of our intangible assets that have been recorded as of September 30, 2018 to be $3 million per year.
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of September 30, 2018 and December 31, 2017, ITC Holdings did not have any commercial paper issued or outstanding.
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
ITC Midwest
First Mortgage Bonds
On November 1, 2018, ITC Midwest issued $162 million of 4.32% First Mortgage Bonds due November 1, 2051. ITC Midwest expects to issue an additional $13 million of these First Mortgage Bonds in early November 2018. The proceeds will be used to partially repay existing indebtedness under ITC Midwest’s revolving credit agreement, partially fund capital expenditures and for general corporate purposes. ITC Midwest’s First Mortgage Bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At September 30, 2018, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At September 30, 2018, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITCTransmission	100	13	87		3.2%	0.10%
METC	100	62	38		3.3%	0.10%
ITC Midwest	225	175	50		3.2%	0.10%
ITC Great Plains	75	40	35		3.2%	0.10%
Total	$900	$290	$610
____________________________

(a)	Included within long-term debt.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)	ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2018, we were not in violation of any debt covenant.
8.    INCOME TAXES
In December 2017, the President of the United States signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. During the second quarter of 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we have revalued the Iowa NOL at ITC Holdings. As a result, we recorded additional income tax expense of $2 million and $8 million during the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018 and 2017, our effective tax rates were 23% and 36%, respectively, and for the nine months ended September 30, 2018 and 2017, our effective tax rates were 26% and 37%, respectively.
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
Net periodic benefit cost for the pension plans, by component, was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Service cost	$1	$2	$5	$5
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized loss	1	—	1	1
Net pension cost	$2	$2	$6	$6
The components of net pension cost other than the service cost component are included in the line item “Other (income) and expenses, net” in the condensed consolidated statements of operations.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the nine months ended September 30, 2018 we contributed $7 million to the postretirement benefit plan. We expect to make additional contributions of $2 million to the postretirement benefit plan during the fourth quarter of 2018.
Net postretirement benefit plan cost, by component, was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Service cost	$3	$2	$8	$6
Interest cost	—	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(2)
Net postretirement cost	$2	$2	$7	$6
The components of net postretirement cost other than the service cost component are included in the line item “Other (income) and expenses, net” in the condensed consolidated statements of operations.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three month periods ended September 30, 2018 and 2017 and $4 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2018, were as follows:

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
As of September 30, 2018 and December 31, 2017, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 9. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Beginning on January 1, 2018, gains and losses for all mutual fund investments are recorded in earnings. Previously, gains and losses on available-for-sale investments were recorded in AOCI.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2018 and 2017. For additional information on our goodwill and intangible assets, please refer to Note 6.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $4,967 million and $5,192 million at September 30, 2018 and December 31, 2017, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,956 million and $4,830 million at September 30, 2018 and December 31, 2017, respectively.
Revolving and Term Loan Credit Agreements
At September 30, 2018 and December 31, 2017, we had a consolidated total of $290 million and $271 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

11.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Balance at the beginning of period	$4	$—	$2	$2
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax, of less than $1 million for the three months ended September 30, 2017 and nine months ended September 30, 2018 and 2017) (a)	—	1	1	1
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	—	1	—
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 for the three months ended September 30, 2017)	—	2	—	—
Total other comprehensive income (loss), net of tax	—	3	2	1
Balance at the end of period	$4	$3	$4	$3
____________________________

(a)	The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2019 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in interest expense on a pre-tax basis.
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
The aggregate fair value of all tranches of PBUs and SBUs as of September 30, 2018 was $15 million and $16 million, respectively. At September 30, 2018, the total unrecognized compensation cost related to the PBUs and SBUs was $11 million and $9 million, respectively.
Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. ITC Holdings implemented the ESPP during the second quarter of 2017. The cost of ITC Holdings’ contribution for each of the three and nine months ended September 30, 2018 and 2017 was less than $1 million.
13.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from

Fortis and such subsidiaries of less than $1 million at September 30, 2018 and December 31, 2017 and intercompany payables to Fortis and such subsidiaries of less than $1 million at September 30, 2018 and December 31, 2017.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. Such expense for each of the three months ended September 30, 2018 and 2017 for ITC Holdings was $2 million. For each of the nine months ended September 30, 2018 and 2017, such expense for ITC Holdings was $6 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were less than $1 million for each of the three and nine months ended September 30, 2018 and 2017.
Dividends
During the nine months ended September 30, 2018, we paid dividends of $150 million to Investment Holdings. ITC Holdings also paid dividends of $50 million to Investment Holdings in October 2018.
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
On June 19, 2014, in a separate Section 206 complaint against the regional base ROE rate for ISO New England TOs, the FERC adopted a methodology for establishing base ROE rates for electric transmission utilities. The methodology was based on a two-step DCF analysis that uses both short-term and long-term growth projections in calculating ROE rates for a proxy group of electric utilities. The FERC also reiterated that it can apply discretion in determining how ROE rates are established within a zone of reasonableness and reiterated its policy for limiting the overall ROE rate for any company, including the base and all applicable adders, at the high end of the zone of reasonableness set by the two-step DCF methodology. The new method ultimately adopted in the ISO New England ROE case, discussed below, is expected to be used in resolving the MISO ROE cases.
On December 22, 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint, consistent with the two-step DCF methodology adopted in the ISO New England decision in June 2014. On September 28, 2016, the FERC issued the September 2016 Order affirming the presiding administrative law judge’s initial decision and setting the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 (the “Initial Refund Period”). Additionally, the base ROE established by the September 2016 Order will be used prospectively from the date of that order until a new approved base ROE is established by the FERC. The September 2016 Order resulted in an ROE used by ITCTransmission, METC and ITC Midwest of 11.35%, 11.35% and 11.32%, respectively, effective for the period between September 28, 2016 and April 19, 2018. Beginning April 20, 2018, the ROE used by all MISO Regulated Operating Subsidiaries was 11.07%. See Note 5 for additional information regarding the challenge to independence incentive adders for transmission rates.
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
On April 14, 2017, in Emera Maine v. FERC, the D.C. Circuit Court vacated the precedent-setting FERC orders that revised the regional base ROE rate for the ISO New England TOs and established and applied the two-step DCF methodology for the determination of ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. FERC requested written responses through a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. If finalized, FERC’s proposed policy for determining whether an existing ROE remains just and reasonable, and if not, what the new just and reasonable ROE is, would be applied in ROE proceedings currently pending before the FERC, including the MISO ROE Initial Complaint, and all subsequent periods including, but not limited to, the Second Complaint.

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
If the Second Complaint is not dismissed, we expect the FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the Second Refund Period and future ROEs for our MISO Regulated Operating Subsidiaries. As of September 30, 2018, the estimated refund for the related refund period was $149 million on a pre-tax basis. Our MISO Regulated Operating Subsidiaries had an estimated current regulatory liability for the Second Complaint of $149 million and $145 million as of September 30, 2018 and December 31, 2017, respectively. The recognition of the obligations associated with the complaints resulted in a reduction of net income and additional revenue and interest expense as set forth in the table below for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenue increase	$—	$—	$(1)	$—
Interest expense increase	2	1	5	4
Estimated net income reduction	1	—	3	2
Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to the Emera Maine v. FERC decision and FERC’s October 16, 2018 order on remand. It is possible that the outcome of these matters could differ from the amounts previously refunded and estimated losses and could, therefore, materially affect our consolidated results of operations. This is due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness, which is subject to significant discretion by the FERC.
As of September 30, 2018, our MISO Regulated Operating Subsidiaries had a total of approximately $4 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $4 million.
In a separate but related matter, in November 2014, METC, ITC Midwest and other MISO TOs filed a request with the FERC, under FPA Section 205, for authority to include a 50 basis point incentive adder for RTO participation in each of the TOs’ Formula Rates. On January 5, 2015, the FERC approved the use of this incentive adder, effective January 6, 2015. Additionally, ITC Midwest filed a request with the FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point incentive adder for independent transmission ownership. On March 31, 2015, the FERC approved the use of a 50 basis point incentive adder for independence, effective April 1, 2015. On April 30, 2015, ITC Midwest and an intervenor, RPGI, filed separate requests with the FERC for rehearing on the approved incentive adder for independence, and both requests were subsequently denied by the FERC on January 6, 2016. RPGI has filed an appeal of the FERC’s decisions, which remains pending. Beginning September 28, 2016, these incentive adders have been applied to METC’s and ITC Midwest’s base ROEs in establishing their total authorized ROE rates, subject to the maximum ROE limitation in the September 2016 Order of 11.35%. Effective April 20, 2018, an incentive adder of 25 basis points has been applied to the ROE of the MISO Regulated Operating Subsidiaries as a result of the FERC order on the complaint regarding the MISO Regulated Operating Subsidiaries’ independence incentive adders. See Note 5 for additional information regarding the challenge to independence incentive adders for transmission rates. Maximum ROEs may be subject to revision based on the methodology finally established in the ROE complaint proceedings for the ISO New England TOs.
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

	September 30,		December 31,
(in millions)	2018	2017	2017	2016
Cash and cash equivalents	$18	$8	$66	$8
Restricted cash included in:
Other non-current assets	4	2	2	3
Total cash, cash equivalents and restricted cash	$22	$10	$68	$11
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in millions)	2018	2017
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$164	$157
Income tax refunds received	13	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	102	103
Allowance for equity funds used during construction	26	25
____________________________

(a)	Amount for the nine months ended September 30, 2017 includes $9 million of interest paid associated with the Initial Complaint. See Note 14 for information on the Initial Complaint.

(b)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2018 or 2017, respectively, but will be or have been included as a cash outflow from investing activities when paid.

16.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Regulated Operating Subsidiaries	$302	$306	$886	$921
ITC Holdings and other	—	1	—	1
Intercompany eliminations	(7)	(8)	(22)	(22)
Total Operating Revenues	$295	$299	$864	$900

	Three months ended		Nine months ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Regulated Operating Subsidiaries	$151	$166	$441	$492
ITC Holdings and other	(36)	(38)	(104)	(108)
Total Income Before Income Taxes	$115	$128	$337	$384

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Regulated Operating Subsidiaries	$112	$104	$327	$304
ITC Holdings and other	89	82	250	243
Intercompany eliminations	(112)	(104)	(327)	(304)
Total Net Income	$89	$82	$250	$243

TOTAL ASSETS:	September 30,	December 31,
(in millions)	2018	2017
Regulated Operating Subsidiaries	$9,101	$8,688
ITC Holdings and other	4,899	4,799
Reconciliations / Intercompany eliminations (a)	(4,776)	(4,664)
Total Assets	$9,224	$8,823
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the nine months ended September 30, 2018 or that may affect future results include:

•
The change in federal tax rate arising from the enactment of the TCJA, which results in reductions to revenue requirements, payments of the 2018 resettlement obligation in connection with the reposting of the 2018 rates and payments related to the amortization through rates of the net regulatory liability recorded for excess deferred taxes;

•
Our capital expenditures of $556 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2018 as described below under “Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and repayments as described in Note 7 to the condensed consolidated interim financial statements, including issuance of First Mortgage bonds by ITCTransmission, ITC Midwest and borrowings under our revolving credit agreements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes; and

•
Our MISO Regulated Operating Subsidiaries have an estimated current regulatory liability of $149 million as of September 30, 2018 for the potential refund relating to the Second Complaint, as described in Note 14 to the condensed consolidated interim financial statements.

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
In September 2016, the FERC issued the September 2016 Order in connection with the Initial Complaint reducing the base ROE from 12.38% to 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 and prospectively from the date of that order until a new approved base ROE is established by the FERC. The total refund for the Initial Complaint resulting from this FERC order, including interest, was $118 million for our MISO Regulated Operating Subsidiaries and refunds were completed during the first six months of 2017.
On April 14, 2017, in Emera Maine v. FERC, the D.C. Circuit Court vacated the precedent-setting FERC orders that revised the regional base ROE rate for the ISO New England TOs and established and applied the two-step DCF methodology for the determination of ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. FERC requested written responses through a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. If finalized, FERC’s proposed policy for determining whether an existing ROE remains just and reasonable, and if not, what the new just and reasonable ROE is, would be applied in ROE proceedings currently pending before the FERC, including the MISO ROE Initial Complaint, and all subsequent periods including, but not limited to, the Second Complaint.
An order has not yet been issued by the FERC in connection with the Second Complaint. If the Second Complaint is not dismissed, we expect FERC to establish a new base ROE and zone of reasonableness that will be used, along with any ROE adders, to calculate the refund liability for the refund period related to the Second Complaint and future ROEs for our MISO Regulated Operating Subsidiaries. As of September 30, 2018, the estimated refund for the related refund period was $149 million on a pre-tax basis. We had an estimated current regulatory liability for the Second Complaint of $149 million and $145 million as of September 30, 2018 and December 31, 2017, respectively. The recognition of the obligations associated with the complaints resulted in a reduction of net income and additional revenue and interest expense as set forth in the table below for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenue increase	$—	$—	$(1)	$—
Interest expense increase	2	1	5	4
Estimated net income reduction	1	—	3	2
Further uncertainty regarding the outcome of the Initial Complaint and the Second Complaint and the timing of completion of these matters has been introduced due to the Emera Maine v. FERC decision and FERC’s October 16, 2018 order on remand. It is possible that the outcome of these matters could differ from the amounts previously refunded and estimated losses and could, therefore, materially affect our consolidated results of operations due to the uncertainty of the calculation of an authorized base ROE along with the zone of reasonableness. Based on the level of aggregate equity in our MISO Regulated Operating Subsidiaries, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $4 million. In addition, the motion to dismiss, filed in September 2017, could also affect the resolution of the Second Complaint. For a more detailed discussion of the ROE complaints, see Note 14 to the condensed consolidated interim financial statements.
Reposting of Rates for Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries have been reposted. On March 15, 2018, the FERC granted a waiver which allows us the ability to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allows MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided starting in March 2018 and going forward reflected the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 occurred in April 2018 when the services were billed. We recorded a reduction of revenue of $16 million in the first quarter of 2018, which was offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such did not impact net income.
In addition, the 2018 projected Formula Rates for ITC Great Plains, which are settled by SPP, have been reposted. On May 25, 2018, the FERC granted a waiver which allows us the ability to adjust the rate effective back to January 1, 2018 and allows SPP to return to customers excess amounts previously collected in 2018. Our rates included in SPP invoices for services provided starting in June and going forward reflected the lower corporate tax rate. During the second quarter of 2018, we recorded a reduction of revenue of $4 million related to the resettlement of invoices for services provided in January through May 2018. This reduction of revenue was offset through a lower income tax provision for ITC Great Plains and as such did not impact net income. At September 30, 2018, this amount was primarily recorded as a current regulatory liability related to the resettlement of invoices at ITC Great Plains.
Challenge to Independence Incentive Adders for Transmission Rates
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the independence incentive adders that are included in transmission rates charged by ITC’s operating subsidiaries in the MISO region. The adders allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by FERC. On October 18, 2018, FERC issued an order granting the complaint in part, setting revised adders for each of the MISO Regulated Operating Subsidiaries at 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directs the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through the date of the order. A compliance filing to revise the MISO Regulated Operating Subsidiaries’ Formula Rates will be submitted to FERC and refunds will be made to reflect the revised rates in compliance with the FERC order. On October 22, 2018, MISO filed a motion requesting an extension until January 17, 2019 to issue the refunds. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries calculate their revenue requirements using cost-based Formula Rates that are effective without the need to file rate cases with the FERC, although the rates are subject to legal challenge at the FERC. Under their cost-based formula, each of our Regulated Operating Subsidiaries separately calculates a revenue requirement based on financial information specific to each company. The calculation of projected revenue requirement for a future period is used to establish the transmission rate used for billing purposes. The calculation of actual revenue requirements for a historic period is used to calculate the amount of revenues recognized in that period and determine the over-or under-collection for that period.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(in millions)	September 30, 2018	2019 — 2023
Expenditures for property, plant and equipment (a)	$556	$3,515
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in millions)	2018	2017	(decrease)	(decrease)	2018	2017	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$350	$362	$(12)	(3)%	$932	$947	$(15)	(2)%
Formula rate true-up	(55)	(63)	8	(13)%	(68)	(47)	(21)	45%
Total operating revenues	295	299	(4)	(1)%	864	900	(36)	(4)%
OPERATING EXPENSES
Operation and maintenance	29	24	5	21%	80	82	(2)	(2)%
General and administrative	32	31	1	3%	91	91	—	—%
Depreciation and amortization	45	42	3	7%	133	125	8	6%
Taxes other than income taxes	27	28	(1)	(4)%	82	79	3	4%
Other operating (income) and expenses, net	(1)	(1)	—	—%	(2)	(2)	—	—%
Total operating expenses	132	124	8	7%	384	375	9	2%
OPERATING INCOME	163	175	(12)	(7)%	480	525	(45)	(9)%
OTHER EXPENSES (INCOME)
Interest expense, net	56	56	—	—%	167	164	3	2%
Allowance for equity funds used during construction	(8)	(9)	1	(11)%	(26)	(25)	(1)	4%
Other (income) and expenses, net	—	—	—	—%	2	2	—	—%
Total other expenses (income)	48	47	1	2%	143	141	2	1%
INCOME BEFORE INCOME TAXES	115	128	(13)	(10)%	337	384	(47)	(12)%
INCOME TAX PROVISION	26	46	(20)	(44)%	87	141	(54)	(38)%
NET INCOME	$89	$82	$7	9%	$250	$243	$7	3%

Operating Revenues
Three months ended September 30, 2018 compared to three months ended September 30, 2017
The following table sets forth the components of and changes in operating revenues which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2018		2017		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$198	67%	$199	67%	$(1)	(1)%
Regional cost sharing revenues (a)	86	29%	84	28%	2	2%
Point-to-point	3	1%	2	1%	1	50%
Scheduling, control and dispatch (a)	3	1%	3	1%	—	—%
Other	5	2%	11	3%	(6)	(55)%
Total	$295	100%	$299	100%	$(4)	(1)%
____________________________

(a)	Includes a portion of the Formula rate true-up of $(55) million and $(63) million for the three months ended September 30, 2018 and 2017, respectively.
Network revenues decreased primarily due to lower network revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%, partially offset by higher rate bases associated with higher balances of property, plant and equipment in-service in 2018.
Regional cost sharing revenues increased primarily due to an increase in capital projects placed in service that were identified by MISO and SPP as eligible for regional cost sharing as well as higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the three months ended September 30, 2018 compared to the same period in 2017 partially offset by lower regional revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
The following table sets forth the components of and changes in operating revenues which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2018		2017		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$577	67%	$604	67%	$(27)	(5)%
Regional cost sharing revenues (a)	247	29%	250	28%	(3)	(1)%
Point-to-point	10	1%	15	2%	(5)	(33)%
Scheduling, control and dispatch (a)	11	1%	10	1%	1	10%
Other (b)	19	2%	21	2%	(2)	(10)%
Total	$864	100%	$900	100%	$(36)	(4)%
____________________________

(a)	Includes a portion of the Formula rate true-up of $(68) million and $(47) million for the nine months ended September 30, 2018 and 2017, respectively.

(b)	Includes reduction in refund liabilities recognized in prior periods of $1 million for the nine months ended September 30, 2018.
Network revenues decreased primarily due to lower network revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%, partially offset by higher rate bases associated with higher balances of property, plant and equipment in-service in 2018.
Regional cost sharing revenues decreased primarily due to lower regional revenue requirements at our Regulated Operating Subsidiaries, as a result of the TCJA which reduced the U.S. federal corporate income tax rate from 35% to 21%. These decreases were partially offset by an increase in capital projects placed in service that were identified by MISO and SPP as eligible for regional cost sharing as well as higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the nine months ended September 30, 2018 as compared to the same period in 2017.

Operating Expenses
Operation and maintenance expenses
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Operation and maintenance expenses increased primarily due to higher tower painting and overhead line expenses, as well as higher vegetation management requirements.
Income Tax Provision
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Our effective tax rates for the three months ended September 30, 2018 and 2017 were 23% and 36%, respectively. The decrease in our effective tax rate is due to the reduction in the federal tax rate arising from the enactment of the TCJA. Our effective tax rate for the three months ended September 30, 2018 exceeded our 21% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity and the final Federal tax return adjustments which reduced the effective tax rate.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Our effective tax rates for the nine months ended September 30, 2018 and 2017 were 26% and 37%, respectively. The decrease in our effective tax rate is due to the reduction in the federal tax rate arising from the enactment of the TCJA. Our effective tax rate for the nine months ended September 30, 2018 exceeded our 21% statutory federal income tax rate due primarily to state income taxes, partially offset by the tax effects of AFUDC equity and the final Federal tax return adjustments which reduced the effective tax rate. During the nine months ended September 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we have revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded in 2018 partially offsetting the decrease in the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2018, we had consolidated indebtedness under our revolving credit agreements of $290 million, with unused capacity under our revolving credit agreements of $610 million. Additionally, ITC Holdings had no commercial paper issued and outstanding as of September 30, 2018, with the ability to issue $400 million under the commercial paper program. See Note 7 to the condensed consolidated interim financial statements for a discussion of the commercial paper program, our revolving credit agreements as well as the debt activity in 2018.
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
___________________________

(a)
On September 15, 2017, Standard and Poor’s reaffirmed the secured credit ratings of ITCTransmission, METC, ITC Midwest, ITC Great Plains and the short-term commercial paper rating at ITC Holdings, which applies to the commercial paper program discussed in Note 7 to the condensed consolidated interim financial statements. On September 28, 2017, Standard and Poor’s raised the senior unsecured credit rating of ITC Holdings to A- from BBB+. On December 20, 2017, Standard and Poor’s published reports on ITCTransmission, METC and ITC Midwest as part of their annual review process. No ratings actions were taken in those reports. On March 21, 2018, Standard and Poor’s revised its outlook on all these entities from stable to negative. On September 24, 2018, Standard and Poor’s reaffirmed the secured credit rating of ITC Great Plains.

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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 7 to the condensed consolidated interim financial statements and in our Form 10-K for the fiscal year ended December 31, 2017. As of September 30, 2018, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $494 million and $403 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash provided by operating activities was due primarily to the refund, including interest, paid pursuant to the Initial Complaint during the nine months ended September 30, 2017. The increase was also driven by higher receipts from tax refunds received in 2018 and lower receipts in 2017 due to higher accrued revenues at September 30, 2017 compared to the same period in 2018. This increase was partially offset by lower receipts from operating revenues in 2018 as a result of the TCJA, higher receipts in 2017 due to collection of the regional cost allocation refund and higher interest payments during the nine months ended September 30, 2018 compared to the same period in 2017.
Cash Flows From Investing Activities
Net cash used in investing activities was $533 million and $544 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures were consistent with the same period in 2017.
Cash Flows From Financing Activities
Net cash used in financing activities was $7 million for the nine months ended September 30, 2018 and net cash provided by financing activities was $140 million for the nine months ended September 30, 2017. The increase in cash used in financing activities was due primarily to a decrease in borrowings under our term loan credit agreements, a decrease in net issuances of commercial paper under our commercial paper program, an increase in retirement of long-term debt and repayment of our term loan credit agreement during the nine months ended September 30, 2018 compared to the same period in 2017. These decreases were partially offset by an increase in net borrowings under our revolving credit agreements, an increase in long-term debt issuances and a decrease in dividends paid during the nine months ended September 30, 2018 compared to the same period in 2017. See Note 7 to the condensed consolidated interim financial statements for detail on the issuances and retirements of debt, repayment of our term loan credit agreement and a description of our revolving credit agreements and our commercial paper program.
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

•	The issuance of $162 million of 4.32% First Mortgage Bonds, Series I, due November 1, 2051, by ITC Midwest. (a)
___________________________

(a)	ITC Midwest expects to issue an additional $13 million of these First Mortgage Bonds in early November 2018.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements was $4,967 million at September 30, 2018. The total book value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements was $4,956 million at September 30, 2018. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements at September 30, 2018. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2018 would decrease the fair value of debt by $217 million, and a decrease in interest rates of 10% at September 30, 2018 would increase the fair value of debt by $235 million at that date.
Revolving Credit Agreements
At September 30, 2018, we had a consolidated total of $290 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2018 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $290 million.
Other
As described in our Form 10-K for the fiscal year ended December 31, 2017, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2018.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
In light of recent legal developments in a case involving the base ROE and range of reasonableness for certain New England TOs, we are amending and restating, in the manner set forth below, the risk factor entitled “Certain elements of our Regulated Operating Subsidiaries’ formula rates can be and have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on our business, financial condition, results of operations and cash flows” as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2017. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2017.
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
In November 2013 and February 2015, certain parties filed complaints with the FERC under Section 206 of the FPA, requesting that the FERC find the base rate of return on equity for all MISO transmission owners, including ITCTransmission, METC and ITC Midwest, to be unjust and unreasonable. In December 2015, the presiding administrative law judge issued an initial decision on the Initial Complaint recommending to the FERC a reduction in the base rate of return on equity of the MISO Transmission owners from 12.38% to 10.32%, with a maximum rate of 11.35%. In September 2016, the FERC issued an order affirming the presiding administrative law judge's initial decision, with the new base ROE to become effective immediately and for the period from November 12, 2013 through February 11, 2015. During the year ended December 31, 2017, we provided net refunds related to the Initial Complaint, with interest, which were substantially finalized during the second quarter of 2017. All parties have filed motions for rehearing on various aspects of the September 2016 Order and the FERC’s decision remains subject to change. The timing of further FERC action is uncertain.
On June 30, 2016, the presiding administrative law judge issued an initial decision on the Second Complaint, which recommended a base rate of return on equity of 9.70%, which would be applicable for the period from February 12, 2015 through May 11, 2016 and going forward from the date on which the FERC issues an order on the Second Complaint, with a maximum rate of 10.68%. In resolving the Second Complaint, if the Second Complaint is not dismissed, we expect the FERC to establish a new base ROE rate and zone of reasonable returns that will be used, along with any incentive adders, to calculate the refund liability for the period from February 12, 2015 through May 11, 2016 and the base ROE going forward from the date on which the FERC issues an order on the complaint.
On April 14, 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders that revised the regional base ROE rate for the ISO New England TOs and established and applied the two-step DCF methodology for the determination of ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. If finalized, FERC’s proposed policy for determining whether an existing ROE remains just and reasonable, and if not, what the new just and reasonable ROE is, would be applied in ROE proceedings currently pending before the FERC, including the MISO ROE Initial Complaint, and all subsequent periods including, but not limited to, the Second Complaint.
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
Dated: November 1, 2018

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)