Form 10-K
period 2018-12-31
ITC Holdings Corp.
filed 2019-02-15
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
*(Note: The registrant filed a registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on May 18, 2018 and between that date and December 31, 2018, the registrant was subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934.  At January 1, 2019 there were less than 300 holders of the securities registered pursuant to the Form S-4 and at that time the registrant was no longer subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934. Between the period beginning 12 months ago and May 18, 2018 and after January 1, 2019, the registrant was a voluntary filer and was not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934.)
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information, statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2018 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of February 14, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
None

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2018

Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“Company”, “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“2017 Omnibus Plan” are references to the Company’s February 27, 2017 long-term equity incentive plan as amended July 10, 2017;

•	“ACPB” are references to an award under the annual corporate performance bonus plan;

•	“ADIT” are references to accumulated deferred income tax;

•	“AFUDC” are references to an allowance for funds used during construction;

•	“ALJ” are references to an administrative law judge;

•	“Ancillary Services Agreement” are references to the Amended and Restated Purchase and Sale Agreement for Ancillary Services entered into by METC and Consumers Energy dated as of April 29, 2002;

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“ARAM” are references to the average rate assumption method of amortization;

•	“CIA” are references to the Coordination and Interconnection Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“D.C. Circuit Court” are references to the U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DOE” are references to the Department of Energy;

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

•
“Generator Interconnection Agreement” are references to the Amended and Restated Generator Interconnection Agreement entered into by Consumers Energy and METC dated as of April 29, 2002 and most recently amended effective as of November 1, 2018;

•	“GIC” are references to GIC Private Limited;

•	“GIAs” are references to generator interconnection agreements;

•	“GIOA” are references to the Generator Interconnection and Operation Agreement entered into by DTE Electric and ITCTransmission dated as of February 28, 2003;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding ROE;

•	“Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LBA” are references to a Local Balancing Authority;

•	“LGIA” are references to the Large Generator Interconnection Agreement entered into by ITC Midwest, IP&L, and MISO dated as of December 20, 2007 and amended as of August 2, 2017;

•	“MECS” are references to the Michigan Electric Coordinated Systems;

•	“Merger” are references to the merger with Fortis, whereby ITC Holdings merged with Merger Sub and subsequently became a majority owned indirect subsidiary of Fortis;

•	“Merger Agreement” are references to the agreement and plan of merger between Fortis, FortisUS, Merger Sub and ITC Holdings for the Merger;

•	“Merger Sub” are references to Element Acquisition Sub, Inc., an indirect subsidiary of Fortis that merged into ITC Holdings in the Merger;

•	“Mid-Kansas” are references to Mid-Kansas Electric Company LLC;

•
“Mid-Kansas Agreement” are references to an Amended and Restated Maintenance Agreement entered into by Mid-Kansas and ITC Great Plains dated as of August 24, 2010, and most recently amended effective as of March 6, 2017;

•
“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MOA” are references to the Master Operating Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;

•	“Moody’s” are references Moody’s Investor Service, Inc.;

•	“MVPs” are references to multi-value projects, which have been determined by MISO to have regional value while meeting near-term system needs;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“November 2018 Order” are references to an order issued by the FERC on November 15, 2018 regarding MISO base ROE complaints;

•	“NYSE” are references to the New York Stock Exchange;

•	“Operating Agreement” are references to the Amended and Restated Operating Agreement entered into by Consumers Energy and METC dated as of April 29, 2002;

•	“OSA” are references to the Operations Services Agreement for 34.5 kV Transmission Facilities entered into by ITC Midwest and IP&L effective as of January 1, 2011;

•	“PBU” are references to a performance-based unit;

•	“PCBs” are references to polychlorinated biphenyls;

•	“ROE” are references to return on equity;

•	“RSGM” are references to the Reverse South Georgia Method of amortization;

•	“RTO” are references to Regional Transmission Organizations;

•	“SBU” are references to a service-based unit;

•	“SEC” are references to the Securities and Exchange Commission;

•	“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the FPA regarding ROE;

•	“September 2016 Order” are references to an order issued by the FERC on September 28, 2016 regarding ROE complaints;

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

•	“S&P” are references to S&P Global Ratings;

•	“TCJA” are references to the Tax Cuts and Jobs Act of 2017, a comprehensive tax reform bill enacted on December 22, 2017;

•	“TO” are references to transmission owners; and

•	“ULCS” are references to Utility Lines Construction Services, LLC

PART I
ITEM 1.    BUSINESS.
Overview
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. ITC Holdings was incorporated in the State of Michigan in 2002. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems. We also are pursuing development projects outside our existing systems.
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.”
The Merger
On February 9, 2016, ITC Holdings entered into the Merger Agreement with Fortis, FortisUS and Merger Sub. On April 20, 2016, Fortis reached a definitive agreement with GIC for GIC to acquire an indirect 19.9% equity interest in ITC Holdings upon completion of the Merger. On October 14, 2016, ITC Holdings and Fortis completed the Merger contemplated by the Merger Agreement. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Due to the delisting of ITC Holdings common shares, there is limited share data, and no per share data, presented in this Form 10-K. Refer to Note 1 to the consolidated financial statements for further details on the Merger.
Development of Business
We are actively identifying and investing in transmission infrastructure required to meet reliability needs and energy policy objectives. Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental development projects throughout North America. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our long-term capital investments. Refer to the discussion of risks associated with our strategic development opportunities in “Item 1A Risk Factors.”
We expect to invest approximately $3.5 billion from 2019 through 2023 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace the current transmission infrastructure; (2) enhance system integrity and reliability and accommodate load growth; (3) upgrade physical and technological grid security and (4) develop and build regional transmission infrastructure, including additional transmission facilities that will provide interconnection opportunities for generating facilities.
Through our development activities, we pursue projects in North America that are in line with our business strategy, enhance competitive wholesale electricity markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources necessary to achieve state and federal policy goals. We are also actively pursuing energy storage and contracted transmission projects.
Operations
As transmission-only companies, our Regulated Operating Subsidiaries function as conduits, allowing for power from generators to be transmitted to local distribution systems either entirely through their own systems or in conjunction with neighboring transmission systems. Third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by our Regulated Operating Subsidiaries is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by our Regulated Operating Subsidiaries fall into the following categories:

•	asset planning;

•	engineering, design and construction;

•	asset protection and performance

•	maintenance; and

•	real time operations.
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
Asset Protection and Performance
The Asset Protection and Performance group is responsible for safety, human performance, security, and emergency preparedness and response. Given the inherent hazardous nature of the utilities industry, we proactively work to ensure that all personnel are free to perform in a safe and secure environment. Our focus is not to compromise the safety of our employees, contractors or the public in the course of providing the most reliable electricity transmission services.
Due to the growing trend in the theft of data, the security of hard assets including laptops, mechanical keys, badges, etc. is critical. We have established guidelines to help maintain the security of company assets and regularly monitor potential security threats. Separate from the Asset Protection and Performance group, we have a Cyber Security group that develops, refines and monitors a comprehensive and complex cyber security system to protect our infrastructure.
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
Amended and Restated Easement Agreement. Under the Easement Agreement, Consumers Energy provides METC with an easement to the land on which a majority of METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity for Consumers Energy and others are located. METC pays Consumers Energy an annual rent for the easement and also pays for any rentals, property taxes and other fees related to the property covered by the Easement Agreement.
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
ITC Interconnection
ITC Interconnection pursues transmission investment opportunities and acquired certain transmission assets from a merchant generating company and placed a 345kV transmission line in service. As a result, ITC Interconnection is a transmission owner in PJM Interconnection, a FERC-approved RTO, and is subject to rate regulation by the FERC. The revenues earned by ITC Interconnection are based on its facilities reimbursement agreement with the merchant generating company.
Regulatory Environment
Many regulators and public policy makers support the need for further investment in the transmission grid. The growth and changing mix of electricity generation, wholesale power sales and consumption combined with historically inadequate transmission investment have resulted in significant transmission constraints across the United States and increased stress on aging equipment. These problems will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. The DOE has established the Office of Electricity that focuses on working with reliability experts from the power industry, state governments and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure. In addition, the FERC has signaled its desire for substantial new investment in the transmission sector by implementing various financial and other incentives.
The FERC has also issued orders to promote non-discriminatory transmission access for all transmission customers. In the United States, electric transmission assets are predominantly owned, operated and maintained by utilities that also own electricity generation and distribution assets, known as vertically integrated utilities. The FERC has recognized that the vertically-integrated utility model inhibits the provision of non-discriminatory transmission access and, in order to alleviate this potential discrimination, the FERC has mandated that all transmission systems over which it has jurisdiction must be operated in a comparable, non-discriminatory manner such that any seller of electricity affiliated with a TO or transmission operator is not provided with preferential treatment. The FERC has also indicated that independent transmission companies can play a prominent role in furthering its policy goals and has encouraged the legal and functional separation of transmission operations from generation and distribution operations.
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
As an alternative to ceding operating control of their transmission assets to ISOs, certain investor owned utilities began to promote the formation of for-profit transmission companies, which would assume control of the operation of the grid. In 1999, the FERC issued Order No. 2000, which strongly encouraged utilities to voluntarily transfer operational control of their transmission systems to RTOs. RTOs, as envisioned in Order No. 2000, would assume many of the functions of an ISO, but the FERC permitted greater flexibility with regard to the organization and structure of RTOs than it had for ISOs. RTOs could accommodate the inclusion of independently owned, for-profit companies that own transmission assets within their operating structure. Independent ownership would facilitate not only the independent operation of the transmission systems, but also the formation of companies with a greater financial interest in maintaining and augmenting the capacity and reliability of those systems. RTOs, such as MISO and SPP, monitor electric reliability and are responsible for coordinating the operation of the wholesale electric transmission system and ensuring fair, non-discriminatory access to the transmission grid.
In 2011, the FERC issued Order No. 1000, which amends certain existing transmission planning and cost allocation requirements to ensure that FERC-jurisdictional services are provided at just and reasonable rates and on a basis that is just and reasonable and not unduly discriminatory or preferential. Order No. 1000 can create competition for certain future transmission projects, including within our current operating areas. As a part of our identification of incremental development opportunities as it relates to our plans, we are exploring opportunities resulting from Order No. 1000 within MISO and SPP as well as other RTOs.
Revenue Requirement Calculations and Cost Sharing for Projects with Regional Benefits
The cost-based Formula Rates used by our Regulated Operating Subsidiaries include revenue requirement calculations for various types of projects. Network revenues continue to be the largest component of revenues recovered through our Formula Rates. However, regional cost sharing revenues have experienced long-term growth as a result of projects that have been identified as having regional benefits and are therefore eligible for regional cost recovery. Separate calculations of revenue requirement are performed for projects that have been approved for regional cost sharing.
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

Wisconsin
ITC Midwest is a “public utility” and independent transmission owner in Wisconsin. The Public Service Commission of Wisconsin granted ITC Midwest a certificate of authority to transact public utility business in the state. The Public Service Commission of Wisconsin also recognized ITC Holdings as a public utility holding company under Wisconsin statutes.
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
Sources of Revenue
See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Components of Results of Operations — Revenues” for a discussion of our principal sources of revenue.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 21.4%, 23.1% and 26.6%, respectively, of our consolidated billed revenues for the year ended December 31, 2018. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2016 revenue accruals and deferrals and exclude any amounts for the 2018 revenue accruals and deferrals that were included in our 2018 operating revenues, but will not be billed to our customers until 2020. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative electricity suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
Competition
Each of our MISO Regulated Operating Subsidiaries operates the primary transmission system in its respective service area and has limited competition for certain projects. However, the competitive environment is evolving due to the implementation of the FERC Order No. 1000. See further discussion of Order No. 1000 above under “Regulatory Environment — Federal Regulation.” For our subsidiaries focused on development opportunities for transmission investment in other service areas, the incumbent utilities or other entities with transmission development initiatives may compete with us by seeking approval to be named the party authorized to build new capital projects that we are also pursuing.
Employees
As of December 31, 2018, we had 692 employees. We consider our relations with our employees to be good.
Environmental Matters
See “Environmental Matters” in Note 18 to the consolidated financial statements.
Available Information Under the Securities Exchange Act of 1934
Our Internet address is http://www.itc-holdings.com. Visit our website to learn more about us. Financial and other material information regarding us is routinely posted on our website and is readily accessible. All of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, can be accessed free of charge through our website. These reports are available as soon as practicable after they are electronically filed with the SEC. The information on our website is not incorporated by reference into this report.
ITEM 1A.     RISK FACTORS.
Risks Related to Our Business
Certain elements of our Regulated Operating Subsidiaries’ Formula Rates have been and can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus may have an adverse effect on our business, financial condition, results of operations and cash flows.
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based Formula Rates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the Formula Rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the Formula Rate templates, the rates of return on the actual equity portion of their respective capital structures and the approved capital structures, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative in a proceeding under Section 206 of the FPA. In addition, interested parties may challenge the annual implementation and calculation by our Regulated Operating Subsidiaries of their projected rates and Formula Rate true up pursuant to their approved Formula Rates under the Regulated Operating Subsidiaries’ Formula Rate implementation protocols. End-use consumers and entities supplying electricity to end-use consumers may also attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Complaints have been filed against our MISO Regulated Operating Companies and we have adjusted revenues downward to accrue for anticipated refund liabilities based on our estimate of the outcome of various complaints, which had a negative effect on our results of operations for those periods. Upon final resolution of matters currently before the FERC, there may be a reduction of our future revenues and net income and a further adverse effect on our future results of operations, cash flows and financial condition.
Our actual capital investment may be lower than planned, which would cause a lower than anticipated rate base and would therefore result in lower revenues, earnings and associated cash flows compared to our current expectations. In addition, we expect to incur expenses related to the pursuit of development opportunities, which may be higher than forecasted.
Each of our Regulated Operating Subsidiaries’ rate base, revenues, earnings and associated cash flows are determined in part by additions to property, plant and equipment and when those additions are placed in service. If our operating subsidiaries’ capital investment and the resulting in-service property, plant and equipment are lower than anticipated for any reason, our operating subsidiaries will have a lower than anticipated rate base, thus causing their revenue requirements and future earnings and cash flows to be lower than anticipated.
Any capital investment at our Regulated Operating Subsidiaries may be lower than our published estimates due to, among other factors, the impact of actual loads, forecasted loads, regional economic conditions, weather conditions, union strikes, labor shortages, material and equipment prices and availability, our ability to obtain financing for such expenditures, if necessary, limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time, regulatory requirements relating to our rate construct, environmental issues, siting, regional planning, cost recovery or other issues, or as a result of legal proceedings and variances between estimated and actual costs of construction contracts awarded and the potential for greater competition. Our ability to engage in construction projects resulting from pursuing these initiatives is subject to significant uncertainties, including the factors discussed above, and will depend on obtaining any necessary regulatory and other approvals for the project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. In addition, projects may be canceled, the scope of planned projects may change, or projects may not be completed on time, any of which may adversely affect our level of investment or cause our projected investments to be inaccurate.
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
Each of our Regulated Operating Subsidiaries is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval is also required to acquire a significant interest in securities of a public utility. Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of our Regulated Operating Subsidiaries must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities (including debt securities). If we are unable to obtain the necessary FERC approvals for potential acquisitions, dispositions or merger activities, or to raise capital, our strategic and growth opportunities may be limited. This could have an adverse impact on our consolidated results of operations, cash flows and financial condition.
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
The TCJA and any future changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition, cash flows and credit metrics.
We are subject to taxation by various taxing authorities at the federal, state and local levels. The TCJA enacted significant changes to the Internal Revenue Code including reducing the U.S. federal corporate income tax rate and providing modifications to bonus depreciation rules and limitations on the deductibility of interest expense, both of which include carve-outs for regulated utilities. These modifications and other aspects of the TCJA are still subject to interpretation and clarification. We cannot predict the timing or impacts of any future TCJA modifications or changes in tax laws, including the impacts of any subsequent technical corrections or clarifications. Increases in federal, state or local tax rates or modifications and changes in tax laws, including the TCJA, could materially and adversely affect our results of operations, net income, financial condition, cash flows, and credit metrics.
Changes in energy laws, regulations or policies could impact our business, financial condition, results of operations and cash flows.
Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a transmission owner in MISO, SPP or PJM. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could assign new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. Our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future. While our Regulated Operating Subsidiaries are subject to the FERC’s exclusive jurisdiction for purposes of rate regulation, changes in state laws affecting other matters, such as transmission siting and construction, could limit investment opportunities available to us.
Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITCTransmission derives a substantial portion of its revenues from the transmission of electricity to DTE Electric’s local distribution facilities. DTE Electric accounted for approximately 62.9% of ITCTransmission’s total billed revenues for the year ended December 31, 2018 and is expected to constitute the majority of ITCTransmission’s revenues for the foreseeable future. DTE Electric is rated BBB+/stable and A2/stable by S&P and Moody’s, respectively. Similarly, Consumers Energy accounted for approximately 83.5% of METC’s total billed revenues for the year ended December 31, 2018 and is expected to constitute the majority of METC’s revenues for the foreseeable future. Consumers Energy is rated BBB+/stable and A2/stable by S&P and Moody’s, respectively. Further, IP&L accounted for approximately 69.7% of ITC Midwest’s total billed revenues for the year ended December 31, 2018 and is expected to constitute the majority of ITC Midwest’s revenues for the foreseeable future. IP&L is rated A-/negative and Baa1/negative by S&P and Moody’s, respectively. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2016 revenue accruals and deferrals and exclude any amounts for the 2018 revenue accruals and deferrals that were included in our 2018 operating revenues, but will not be billed to our customers until 2020.
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
Our operations are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, litigation by aggrieved parties and the imposition of civil or criminal penalties which may have a material adverse effect on our business, financial condition and results of operations. We maintain property and casualty insurance, but we are not fully insured against all potential hazards incident to our business, such as damage to poles, towers and lines or losses caused by outages.
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
If amounts billed for transmission service are lower than expected, the timing of actual collections of our Regulated Operating Subsidiaries’ total revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism, which would be settled within a two-year period, in our Regulated Operating Subsidiaries’ Formula Rates. Lower than expected amounts collected could result from lower network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems due to a weak economy, changes in the nature or composition of the transmission assets of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason. In addition, if the revenue requirements of our Regulated Operating Subsidiaries are higher than expected, the timing of actual collection of our Regulated Operating Subsidiaries' total revenue requirements would likely be delayed until such circumstances are reflected through the true-up mechanism, which would be settled within a two-year period, in our Regulated Operating Subsidiaries' Formula Rates. This could be due to higher actual expenditures compared to the forecasted expenditures used to develop their billing rates or for any other reason. The effect of such under-collection would be to reduce the amount of our available cash resources from what we had expected, until such under-collection is corrected through the true-up mechanism in the Formula Rate template, which may require us to increase our outstanding indebtedness, thereby reducing our available borrowing capacity, and may require us to pay interest at a rate that exceeds the interest to which we are entitled in connection with the operation of the true-up mechanism.
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
Certain of our subsidiaries are also subject to requirements under Sections 203 and 205 of the FPA for approval of transactions; reporting, recordkeeping and accounting requirements; and for filing contracts related to the provision of jurisdictional services. Under the FERC policy, failure to file jurisdictional agreements on a timely basis may result in foregoing the time value of revenues collected under the agreement, but not to the point where a loss would be incurred. The failure to obtain timely approval of transactions subject to FPA Section 203, or to comply with applicable reporting, recordkeeping or accounting requirements under FPA Section 205, could subject us to penalties that could have a material adverse effect on our financial condition, results of operations and cash flows.
Acts of war, terrorist attacks, natural disasters, severe weather and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Acts of war, terrorist attacks, natural disasters, severe weather and other catastrophic events may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Energy related assets, including, for example, our transmission facilities and DTE Electric’s, Consumers Energy’s and IP&L’s generation and distribution facilities that we interconnect with, may be at risk of acts of war and terrorist attacks, as well as natural disasters, severe weather and other catastrophic events. Such events or threats may have a material effect on the economy in general and could result in a decline in energy consumption, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

A cyber attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Various U.S. Government agencies have noted that external threat sources continue to seek to exploit, through cyber attacks, potential vulnerabilities in the U.S. energy infrastructure including electric transmission assets. These cyber threats and attacks are becoming more sophisticated and dynamic. Cyber security incidents could harm our business by limiting our transmission capabilities, delay our development and construction of new facilities or capital improvement projects on existing facilities or expose us to liability. Cyber attacks targeting our information systems could also impair our records, networks, systems and programs, or transmit viruses to other systems. Such events or the threat of such events may increase costs associated with heightened security requirements. In addition, if our major customers or suppliers experience a cyber attack it may reduce their ability to use our transmission facilities or service our transmission assets. If our business or those of our customers and suppliers are subject to a cyber attack, it may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of the TCJA and other statutory or regulatory changes, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining and downgrading our credit ratings. In addition, because we are a subsidiary of Fortis, a downgrade in Fortis’ credit rating could cause our credit rating to be downgraded as well, even if our creditworthiness has not otherwise deteriorated. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay on commercial paper and under our revolving and term loan credit agreements.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our Regulated Operating Subsidiaries’ transmission facilities are located in Michigan and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma. Our MISO Regulated Operating Subsidiaries and ITC Great Plains have agreements with other utilities for the joint ownership of specific substations, transmission lines and other transmission assets. See Note 16 to the consolidated financial statements for more information on the jointly owned assets.
ITCTransmission owns the assets of a transmission system and related assets, including:

•	approximately 3,100 circuit miles of overhead and underground transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 18,800 transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at 196 stations and substations which either interconnect ITCTransmission’s transmission facilities or connect ITCTransmission’s facilities with generation or distribution facilities owned by others;

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
METC owns the assets of a transmission system and related assets, including:

•	approximately 5,600 circuit miles of overhead transmission lines rated at voltages of 120 kV to 345 kV;

•	approximately 37,100 transmission towers and poles;

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

•
station assets, such as transformers and circuit breakers, at approximately 284 stations and substations which either interconnect ITC Midwest’s transmission facilities or connect ITC Midwest’s facilities with generation or distribution facilities owned by others;

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

ITC Great Plains owns transmission and related assets, including:

•	approximately 470 circuit miles of transmission lines rated at a voltage of 345 kV;

•	approximately 2,120 transmission towers and poles;

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
ITC Interconnection owns certain substation assets and less than a mile of a transmission line rated at a voltage of 345 kV in Michigan. As of December 31, 2018, there were no liens or encumbrances on the assets of ITC Interconnection.
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
Refer to Notes 6 and 18 to the consolidated financial statements for a description of certain pending legal proceedings, which description is incorporated herein by reference.
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
Additionally, ITC Holdings paid dividends of $200 million and $300 million to our parent, Investment Holdings, during the years ended December 31, 2018 and 2017, respectively. ITC Holdings also paid dividends of $73 million to Investment Holdings in January 2019. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant.

ITEM 6.     SELECTED FINANCIAL DATA.
The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
OPERATING REVENUES (a) (b)
Transmission and other services	$1,192	$1,226	$1,142	$1,025	$1,044
Formula Rate true-up	(36)	(15)	(17)	20	(21)
Total operating revenue	1,156	1,211	1,125	1,045	1,023
OPERATING EXPENSES
Operation and maintenance	109	110	114	113	112
General and administrative (c) (d) (e)	127	121	234	140	113
Depreciation and amortization	180	169	158	145	128
Taxes other than income taxes	109	103	93	82	76
Other operating (income) and expense, net	(4)	(2)	(1)	(1)	(1)
Total operating expenses (e)	521	501	598	479	428
OPERATING INCOME (e)	635	710	527	566	595
OTHER EXPENSES (INCOME)
Interest expense, net (f)	224	224	211	204	216
Allowance for equity funds used during construction	(33)	(33)	(35)	(28)	(21)
Other (income) and expenses, net (e)	3	4	8	6	6
Total other expenses (income) (e)	194	195	184	182	201
INCOME BEFORE INCOME TAXES	441	515	343	384	394
INCOME TAX PROVISION (g)	111	196	97	142	150
NET INCOME	$330	$319	$246	$242	$244
____________________________

(a)
The decrease in operating revenues in 2018 was due to a reduction in taxes collected through our Regulated Operating Subsidiaries’ Formula Rates as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017.

(b)
We recognized a reduction in operating revenues of $80 million, $115 million and $47 million in 2016, 2015 and 2014, respectively relating to the rate of return on equity complaints as described in Note 18 to the consolidated financial statements.

(c)
During 2016, we expensed external legal, advisory and financial services fees of $55 million related to the Merger and approximately $41 million due to the accelerated vesting of the share-based awards that occurred at the completion of the Merger. See Note 1 to the consolidated financial statements for further details on the impact of the Merger. The external and internal costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.

(d)
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

(e)
All amounts presented reflect the change in the authoritative guidance issued by the FASB regarding net periodic pension and postretirement benefit non-service costs which are now included in the line “Other (income) and expenses, net”. This change was adopted retrospectively by us in 2018.

(f)	During 2014, we recorded loss on extinguishment of debt of $29 million related to a cash tender offer for the retirement of debt at ITC Holdings.

(g)
The decrease in income tax provision in 2018 was due to the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. During 2016, we recognized an income tax benefit of $27 million for excess tax deductions as a result of adopting the accounting guidance associated with share-based payments.

	ITC Holdings and Subsidiaries
	As of December 31,
(In millions)	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Cash and cash equivalents	$6	$66	$8	$14	$28
Working capital (deficit) (a)	(308)	(302)	(400)	(550)	(291)
Property, plant and equipment, net	7,910	7,309	6,698	6,110	5,497
Goodwill	950	950	950	950	950
Total assets (a) (b)	9,329	8,823	8,223	7,555	6,932
Debt:
ITC Holdings (b)	2,767	2,728	2,387	2,304	2,123
Regulated Operating Subsidiaries (b)	2,571	2,373	2,203	2,125	1,954
Total debt (b)	5,338	5,101	4,590	4,429	4,077
Total stockholder’s equity	$2,051	$1,920	$1,901	$1,709	$1,670
____________________________

(a)
All amounts presented reflect the change in the authoritative guidance issued by the FASB to net all deferred income tax assets and liabilities and present as a single line item within non-current assets or liabilities on the balance sheet. This change was adopted retrospectively by us in 2015.

(b)	All amounts presented reflect the change in authoritative guidance on the presentation of debt issuance costs on the balance sheet. This change was adopted retrospectively by us in 2015.

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
CASH FLOWS DATA:
Expenditures for property, plant and equipment	$769	$755	$750	$701	$753

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A Risk Factors” and in our other reports filed with the SEC from time to time.
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
Overview
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of Investment Holdings. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems. We also are pursuing development projects outside our existing systems.
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed below under “— Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 6 to the consolidated financial statements.
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the year ended December 31, 2018 or that may affect future results include:

•
The change in federal tax rate arising from the enactment of the TCJA, which resulted in reductions to revenue requirements and payments of the 2018 resettlement obligation in connection with the reposting of the 2018 rates, as described below under “— Recent Developments;”

•
Our capital expenditures of $769 million at our Regulated Operating Subsidiaries during the year ended December 31, 2018, as described below under “— Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and repayments as described in Note 10 to the consolidated financial statements, including the issuance of First Mortgage bonds by ITCTransmission and ITC Midwest and borrowings under our revolving credit agreements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•
Our MISO Regulated Operating Subsidiaries had an estimated current regulatory liability of $151 million as of December 31, 2018 for the potential refund relating to the Second Complaint as described in Note 18 to the consolidated financial statements.

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
Under these Formula Rates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current basis. The Formula Rates for a given year reflect forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our Formula Rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 6 to the consolidated financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 18 to the consolidated financial statements for detail on ROE matters.
Illustrative Example of Formula Rate Setting
The Formula Rate setting example shown below is for illustrative purposes and is not based on our actual financial data.

Line	Item	Instructions	Amount
1	Rate base (a)		$1,000,000
2	Multiply by 13-month weighted average cost of capital (b)		8.64%
3	Allowed return on rate base	(Line 1 x Line 2)	$86,400
4	Recoverable operating expenses (including depreciation and amortization)		$150,000
5	Income taxes (c)		37,500
6	Gross revenue requirement	(Line 3 + Line 4 + Line 5)	$273,900
____________________________

(a)	Consists primarily of in-service property, plant and equipment, net of accumulated depreciation.

(b)
The weighted average cost of capital for purposes of this illustration is calculated below. The cost of capital for debt is included at a flat interest rate for purposes of this illustration and is not based on our actual cost of capital. The cost of capital rate for equity represents the current maximum allowed MISO ROE per the September 2016 order on the Initial Complaint. See Note 18 to the consolidated financial statements for detail on ROE matters, including pending ROE complaints.

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	11.07% =	6.64%
	100.00%		8.64%

(c)	Represents an approximation of the federal and state income tax expense for purposes of this illustration and is not based on our actual tax expense.
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
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month therefore, peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of:

•	any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 18 and Note 6 to the consolidated financial statements;

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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace the current transmission infrastructure; (2) enhance system integrity and reliability and accommodate load growth; (3) upgrade physical and technological grid security; and (4) develop and build regional transmission infrastructure, including additional transmission facilities that will provide interconnection opportunities for generating facilities. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions)	December 31, 2018	2019 — 2023
Expenditures for property, plant and equipment (a)	$769	$3,515
____________________________

(a)
Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.

We are pursuing development projects that could result in a significant amount of capital investment, but we are not able to estimate the amounts we ultimately expect to invest or the timing of such investments. Our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Refer to “Item 1 Business — Development of Business” for discussion of our development activities.
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
Recent Developments
Impacts of the TCJA
In December 2017, the President of the United States of America signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. The lower federal tax rate resulted in a reduction to the revenue requirement of $105 million at our Regulated Operating Subsidiaries for 2018. This reduction was reflected in 2018 projected Formula Rates that were reposted for our MISO Regulated Operating Subsidiaries and ITC Great Plains during 2018.
In December 2017, we revalued our deferred tax assets and liabilities at the lower U.S. federal corporate income tax rate implemented through enactment of the TCJA. The revaluation of the net deferred taxes resulted in a net regulatory liability and a reduction in regulatory assets at our Regulated Operating Subsidiaries that will be returned to or received from customers over future periods. During 2018, we began to amortize the net regulatory liability related to the excess deferred taxes. We recorded less than $1 million of amortization during 2018, as the net regulatory liability is primarily associated with public utility property with long estimated remaining lives and the amortization is recorded ratably over the estimated book lives of those assets. We do not expect to record significant amounts of amortization over the next several years.
On March 15, 2018, the FERC granted a waiver which allowed us to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allowed MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided starting in March 2018 and going forward reflected the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 occurred in April 2018 when the March 2018 services were billed. We recorded a reduction of revenue of $16 million in the first quarter of 2018, which was offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such did not impact net income.
On May 25, 2018, the FERC granted a waiver which allowed us to adjust the rate effective back to January 1, 2018 for ITC Great Plains and allowed SPP to return to customers excess amounts previously collected in 2018. Our rates included in SPP invoices for services provided starting in June and going forward reflected the lower corporate tax rate. During the second quarter of 2018, we recorded a reduction of revenue of $4 million related to the resettlement of invoices for services provided in January through May 2018. Resettlement of these invoices occurred during the fourth quarter of 2018. This reduction of revenue was offset through a lower income tax provision for ITC Great Plains and as such did not impact net income.
For additional information on the impacts of tax reform, see below under “— Results of Operations”, as well as Note 7 and Note 11 to the consolidated financial statements.
Rate of Return on Equity Complaints
Two complaints have been filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROEs in MISO. See Note 18 to the consolidated financial statements for a summary of the complaints and related proceedings.

In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order. As of December 31, 2018, we had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million for the Second Complaint. The recognition of the obligations associated with the complaints resulted in the following impacts:

	Year Ended December 31,
(In millions)	2018	2017	2016
Revenue reduction	$(1)	$—	$80
Interest expense increase	7	6	10
Estimated net income reduction (a)	4	3	55
____________________________

(a)	Includes an effect on net income of $27 million for the year ended December 31, 2016 for revenue initially recognized in 2015, 2014 and 2013.
Prior to the filing of the MISO ROE complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. In resolving these complaints, the FERC adopted a methodology for establishing base ROE rates based on a two-step DCF analysis. This methodology provided the precedent for the FERC ruling on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. In April 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders that established and applied the two-step DCF methodology for the determination of base ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. The FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. The FERC issued a similar order, the November 2018 Order, in the MISO TO base ROE complaint proceedings establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the MISO TOs’ ROE, including our MISO Regulated Operating Subsidiaries. Briefs in the New England proceedings were filed on January 11, 2019 and briefs in the MISO proceedings were filed on February 13, 2019. Reply briefs for both the MISO and New England matters are due to be filed during the first half of 2019.
The November 2018 Order included illustrative calculations for the ROE that may be established for the Initial Complaint, using the FERC's proposed methodology with financial data from the proceedings related to that complaint. If the results of these illustrative calculations are confirmed in a final FERC order, then the application of the base ROE and the maximum ROE would not have a significant adverse impact on our financial condition, results of operations and cash flows.
Although the November 2018 Order provided illustrative calculations, the FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and could change, as significant changes to the methodology by the FERC are possible as a result of the paper hearing process. Until there is more certainty around the ultimate resolution of these matters, we cannot reasonably update an estimated range of gain or loss for any of the complaint proceedings or estimate a range of gain or loss for the period subsequent to the end of the Second Complaint refund period. The November 2018 Order and our response to the order through briefs filed on February 13, 2019 do not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint refund periods nor all subsequent periods, and we believe that the risk of additional material loss beyond amounts already accrued is remote.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.32% established in the September 2016 Order on the Initial Complaint plus applicable incentive adders. See Note 6 to the consolidated financial statements for a summary of incentive adders for transmission rates.
As of December 31, 2018, our MISO Regulated Operating Subsidiaries had a total of approximately $4 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $4 million.

Challenges to Incentive Adders for Transmission Rates
See Note 6 to the consolidated financial statements for a summary of incentive adders for transmission rates.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries have sought rehearing of the FERC’s October 18, 2018 order. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On December 19, 2018, the KCC filed a Motion to Show Cause with the FERC to reduce the ITC Great Plains adder for independent transmission ownership. The motion argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, applies with equal force to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. On January 16, 2019, ITC Great Plains filed a motion to strike the KCC motion. We do not expect the resolution of this motion to have a material adverse impact on our consolidated results of operation, cash flows or financial condition.
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
Network Revenues are generated from network customers for their use of our electric transmission systems and are based on the actual revenue requirements as a result of our accounting under our cost-based Formula Rates that contain a true-up mechanism. Refer below under “— Critical Accounting Policies and Estimates — Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanism” for a discussion of revenue recognition relating to network revenues.
Network revenues from ITC Great Plains include the annual revenue requirements specific to projects that are charged exclusively within one pricing zone within SPP or are classified as direct assigned network upgrades under the SPP tariff and contain a true-up mechanism.
Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff, including MVP projects such as our portion of four MVPs and the

Thumb Loop Project in Michigan. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues is treated as a reduction to the net network revenue requirement under our cost-based Formula Rates.
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

Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.
Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In millions)	2018	2017	(Decrease)	(Decrease)	2016	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,192	$1,226	$(34)	(3)%	$1,142	$84	7%
Formula Rate true-up	(36)	(15)	(21)	140%	(17)	2	(12)%
Total operating revenue	1,156	1,211	(55)	(5)%	1,125	86	8%
OPERATING EXPENSES
Operation and maintenance	109	110	(1)	(1)%	114	(4)	(4)%
General and administrative	127	121	6	5%	234	(113)	(48)%
Depreciation and amortization	180	169	11	7%	158	11	7%
Taxes other than income taxes	109	103	6	6%	93	10	11%
Other operating (income) and expenses, net	(4)	(2)	(2)	100%	(1)	(1)	100%
Total operating expenses	521	501	20	4%	598	(97)	(16)%
OPERATING INCOME	635	710	(75)	(11)%	527	183	35%
OTHER EXPENSES (INCOME)
Interest expense, net	224	224	—	—%	211	13	6%
Allowance for equity funds used during construction	(33)	(33)	—	—%	(35)	2	(6)%
Other (income) and expenses, net	3	4	(1)	(25)%	8	(4)	(50)%
Total other expenses (income)	194	195	(1)	(1)%	184	11	6%
INCOME BEFORE INCOME TAXES	441	515	(74)	(14)%	343	172	50%
INCOME TAX PROVISION	111	196	(85)	(43)%	97	99	102%
NET INCOME	$330	$319	$11	3%	$246	$73	30%

Operating Revenues
Year ended December 31, 2018 compared to year ended December 31, 2017
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2018		2017		Increase	Increase
(In millions)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$771	67%	$816	67%	$(45)	(6)%
Regional cost sharing revenues (a)	334	29%	340	28%	(6)	(2)%
Point-to-point	14	1%	18	2%	(4)	(22)%
Scheduling, control and dispatch (a)	15	1%	14	1%	1	7%
Other	22	2%	23	2%	(1)	(4)%
Total	$1,156	100%	$1,211	100%	$(55)	(5)%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $(36) million and $(15) million for the year ended December 31, 2018 and 2017, respectively.
Network revenues decreased primarily due to lower network revenue requirements at our Regulated Operating Subsidiaries. The main driver was the TCJA, which lowered the U.S. federal corporate income tax rate from 35% to 21%, reducing network revenues by $78 million. The reduction to the MISO adder for independent transmission ownership further reduced network revenues by $7 million. These decreases were partially offset by higher rate bases associated with higher balances of property, plant and equipment in-service in 2018.
Regional cost sharing revenues decreased primarily due to lower regional revenue requirements at our Regulated Operating Subsidiaries. The main driver was the TCJA, which lowered the U.S. federal income tax rate from 35% to 21%, reducing regional cost sharing revenues by $27 million. The reduction to the MISO adder for independent transmission ownership further reduced regional cost sharing revenues by $2 million. These decreases were partially offset by an increase in capital projects placed in service that were eligible for regional cost sharing as well as higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the year ended December 31, 2018 as compared to the same period in 2017.
Year ended December 31, 2017 compared to year ended December 31, 2016
The following table sets forth the components of and changes in operating revenues:

						Percentage
	2017		2016		Increase	Increase
(In millions)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$816	67%	$814	72%	$2	—%
Regional cost sharing revenues (a)	340	28%	337	30%	3	1%
Point-to-point	18	2%	20	2%	(2)	(10)%
Scheduling, control and dispatch (a)	14	1%	14	1%	—	—%
Other	24	2%	20	2%	4	20%
Recognition of refund liabilities	(1)	—%	(80)	(7)%	79	(99)%
Total	$1,211	100%	$1,125	100%	$86	8%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $(15) million and $(17) million for the year ended December 31, 2017 and 2016, respectively.
Although network and regional cost sharing revenues were consistent with the respective prior period, there was a decrease in revenue requirement due to lower ROEs, which was offset by a higher rate base mainly due to higher property, plant and equipment.
The recognition of the liability for the refund and estimated refund relating to the ROE complaints, described in Note 18 to the consolidated financial statements, resulted in a reduction of operating revenues during the year ended December 31, 2016. We are not able to estimate whether any required refunds would be applied to all components of revenue listed in the table above or only certain components.
Operating revenues for the years ended December 31, 2017 and 2016 include revenue accruals and deferrals as described in Note 6 to the consolidated financial statements.
Operating Expenses
General and administrative expenses
Year ended December 31, 2018 compared to year ended December 31, 2017
General and administrative expenses increased due primarily to higher professional services such as legal and advisory services fees, which were related primarily to various development initiatives that were expenses at certain subsidiaries other than our Regulated Operating Subsidiaries and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
Year ended December 31, 2017 compared to year ended December 31, 2016
General and administrative expenses decreased due to a reduction in professional services related to the Merger and a reduction in compensation-related expenses primarily due to lower bonuses and stock compensation expense, including the accelerated vesting of the share-based awards that occurred at the completion of the Merger in 2016 as described in Note 15 to the consolidated financial statements. The costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
Depreciation and amortization expenses
Year ended December 31, 2018 compared to the respective period in 2017 and the year ended December 31, 2017 compared to the respective period in 2016
Depreciation and amortization expenses increased in the respective period due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Year ended December 31, 2018 compared to the respective period in 2017 and the year ended December 31, 2017 compared to the respective period in 2016
Taxes other than income taxes increased due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2017 and 2016 capital additions, which are included in the assessments for 2018 and 2017 property taxes, respectively.
Other Expenses (Income)
Interest Expense, Net
Year ended December 31, 2018 compared to year ended December 31, 2017
Interest expense, net remained consistent due to higher fixed debt balances and higher interest rates on revolving credit facility borrowings, offset by lower interest expense on short-term commercial paper borrowings, term loans and refinanced debt.
Year ended December 31, 2017 compared to year ended December 31, 2016
Interest expense, net increased due primarily to long-term debt issuances subsequent to December 31, 2016 which resulted in overall higher carrying balances of long-term debt. These issuances were used for refinancing of current debt maturities as well as general corporate purposes.
Income Tax Provision
Year ended December 31, 2018 compared to year ended December 31, 2017
Our effective tax rates for the years ended December 31, 2018 and 2017 are 25.2% and 38.1%, respectively. Our effective tax rate as of December 31, 2018 exceeded our 21% statutory federal income tax rate due primarily to state income taxes, partially offset by income tax relating to AFUDC equity. Our effective tax rate as of December 31, 2017 exceeded our 35% statutory federal income tax rate due primarily to the enactment of the TCJA and the required revaluation of our deferred tax assets and liabilities from 35% to 21%, partially offset by income taxes related to AFUDC equity. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision. See Note 11 to the consolidated financial statements for further discussion regarding our income tax provision.
Year ended December 31, 2017 compared to year ended December 31, 2016
Our effective tax rates for the years ended December 31, 2017 and 2016 are 38.1% and 28.3%, respectively. Our effective tax rate as of December 31, 2017 exceeded our 35% statutory federal income tax rate due primarily to the enactment of the TCJA and the required revaluation of our deferred tax assets and liabilities from 35% to 21%, partially offset by income tax relating to AFUDC equity. Our effective tax rate as of December 31, 2016 was less than our 35% statutory federal income tax rate due primarily to us recognizing an income tax benefit of $27 million for excess tax deductions for the year ended December 31, 2016 as a result of adopting the new accounting guidance associated with share-based payments. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and not included in the income tax provision.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 10 to the consolidated financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities for projects that will continue to result in the incurrence of development expenses and could result in significant capital expenditures incremental to our current plan. Refer to Note 18 to the consolidated financial statements for a discussion of contingent payments related to development projects.

•	Fund working capital requirements.

•	Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described in detail below under “— Contractual Obligations.”

•	Fund any refund obligation in connection with the Second Complaint.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 6 and 18 to the consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of December 31, 2018, we had consolidated indebtedness under our revolving credit agreements of $208 million, with unused capacity under the revolving credit agreements of $692 million. Additionally, ITC Holdings had no commercial paper issued and outstanding as of December 31, 2018, with the ability to issue $400 million under the commercial paper program. See Note 10 to the consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements as well as the debt activity during the years ended December 31, 2018 and 2017.
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

	S&P (a)		Moody’s
	Rating	Outlook	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	A-	Negative	Baa2	Stable
Commercial Paper	A-2	Negative	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A	Negative	A1	Stable
METC
Senior Secured Notes	A	Negative	A1	Stable
ITC Midwest
First Mortgage Bonds	A	Negative	A1	Stable
ITC Great Plains
First Mortgage Bonds	A	Negative	A1	Stable
____________________________

(a)
On March 21, 2018, S&P revised its outlook on all these entities from stable to negative, principally due to the risk of weakening credit metrics resulting from the TCJA as well as pending regulatory matters related to ROE at our MISO Regulated Operating Subsidiaries.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, including the payment of dividends, as well as require us to meet certain financial ratios, which are described in Note 10 to the consolidated financial statements. As of December 31, 2018, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.

Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330	$319	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	180	169	158
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	17	34	(2)
Deferred income tax expense	107	195	219
Other	19	(110)	68
Net cash provided by operating activities	653	607	689
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(769)	(755)	(750)
Contributions in aid of construction	21	21	11
Other	1	(10)	4
Net cash used in investing activities	(747)	(744)	(735)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of debt (including commercial paper and revolving and term loan credit agreements)	238	511	161
Dividends on common and restricted stock	—	—	(90)
Dividends to ITC Investment Holdings Inc.	(200)	(300)	(33)
Refundable deposits from and repayments to generators for transmission network upgrades, net	3	(12)	23
Settlement of share-based awards associated with the Merger — including cost of accelerated share-based awards	—	—	(137)
Contribution from ITC Investment Holdings Inc. for the settlement of share-based awards associated with the Merger	—	—	137
Other	(5)	(5)	(19)
Net cash provided by financing activities	36	194	42
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(58)	57	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	68	11	15
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$10	$68	$11
Cash Flows From Operating Activities
Year ended December 31, 2018 compared to year ended December 31, 2017
Net cash provided by operating activities increased in 2018 compared to 2017. The increase in cash provided by operating activities was due primarily to the refund of $118 million, including interest, paid pursuant to the September 2016 Order during the year ended December 31, 2017. The increase was also driven by higher receipts from tax refunds received in 2018 of $12 million compared to the same period in 2017. This increase was partially offset by lower receipts from operating revenues in 2018 of $39 million primarily as a result of the TCJA, higher receipts in 2017 due to collection of $29 million related to the regional cost allocation refund paid in 2016 and higher interest payments of $19 million in 2018.
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
Cash Flows From Investing Activities
Year ended December 31, 2018 compared to the respective period in 2017 and the year ended December 31, 2017 compared to the respective period in 2016
Net cash used in investing activities during the years ended December 31, 2018 and December 31, 2017 was comparable to the years ended December 31, 2017 and December 31, 2016, respectively.
Cash Flows From Financing Activities
Year ended December 31, 2018 compared to year ended December 31, 2017
Net cash provided by financing activities decreased in 2018 compared to 2017. The decrease in cash provided by financing activities was due primarily to a decrease in long-term debt issuances and a decrease in borrowings under our term loan credit agreements. These decreases were partially offset by a decrease in retirement of long-term debt, a decrease in repayments under our term loan credit agreements, a decrease in net repayments under our commercial paper program and revolving credit agreements and a decrease in dividends paid to ITC Investment Holdings. See Note 10 to the consolidated financial statements for detail on the issuances and retirements of debt, repayment of our term loan credit agreement and a description of our revolving credit agreements and commercial paper program.
Year ended December 31, 2017 compared to year ended December 31, 2016
Net cash provided by financing activities increased in 2017 compared to 2016. The increase in cash provided by financing activities was due primarily to a net increase in amounts outstanding under our term loan credit agreements compared to net repayments of term loan credit agreements in 2016 and an increase in long-term debt issuances. These increases were partially offset by net repayments of commercial paper under our commercial paper program and borrowing under our revolving credit agreements, an increase in payments to retire long-term debt, an increase in dividend payments and higher net repayments associated with refundable deposits for transmission network upgrades compared to net deposits in 2016. See Note 10 to the consolidated financial statements on the issuances and retirement of long-term debt.

Contractual Obligations
The following table details our contractual obligations as of December 31, 2018:

		Due within	Due in	Due in	Due after
(In millions)	Total	1 Year	Years 2-3	Years 4-5	5 years
Debt:
ITC Holdings Senior Notes	$2,750	$—	$200	$750	$1,800
ITC Holdings revolving credit agreement	37	—	—	37	—
ITCTransmission First Mortgage Bonds	710	—	—		710
ITCTransmission revolving credit agreement	27	—	—	27	—
METC Senior Secured Notes (a)	475	—	—	—	475
METC revolving credit agreement	70	—	—	70	—
ITC Midwest First Mortgage Bonds	1,085	—	35	—	1,050
ITC Midwest revolving credit agreement	34	—	—	34	—
ITC Great Plains First Mortgage Bonds	150	—	—	—	150
ITC Great Plains revolving credit agreement	40	—	—	40	—
Interest payments:
ITC Holdings Senior Notes	1,051	108	194	173	576
ITCTransmission First Mortgage Bonds	847	33	65	65	684
METC Senior Secured Notes (a)	508	20	40	40	408
ITC Midwest First Mortgage Bonds	1,155	49	95	93	918
ITC Great Plains First Mortgage Bonds	162	6	12	12	132
Operating leases	4	1	2	1	—
Purchase obligations	49	48	1	—	—
Regulatory liabilities — revenue deferrals, including accrued interest	76	27	49	—	—
METC Easement Agreement	319	10	20	20	269
Total obligations	$9,549	$302	$713	$1,362	$7,172
____________________________

(a)
On January 15, 2019, METC issued $50 million of 4.55% Senior Secured Notes, due January 15, 2049. METC has an additional $50 million delayed draw of 30-year Senior Secured Notes in July 2019 at 4.65%. Refer to Note 10 to the consolidated financial statements for further details on the issuance. These commitments are not included in the table above.

Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2018. We also expect to pay interest and commitment fees under our variable-rate revolving credit agreements that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2018, we paid $8 million of interest and commitment fees under our revolving credit agreements.
Operating leases include leases for office space, equipment and storage facilities. Purchase obligations represent commitments primarily for materials, services and equipment that had not been received as of December 31, 2018, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times. See Note 18 to the consolidated financial statements for more information on our operating leases and purchase obligations.
The revenue deferrals, including accrued interest, in the table above represent the over-recovery of revenues resulting from differences between the amounts billed to customers and actual revenue requirement at each of our Regulated Operating Subsidiaries, as described in Note 6 to the consolidated financial statements. These amounts will offset future revenue requirement for purposes of calculating our Formula Rates as part of the true-up mechanism in our rate construct.

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
The contractual obligations table above excludes certain items, including the estimated refund related to the Second Complaint, contingent liabilities and other long-term liabilities, due to uncertainty on the final outcome in addition to the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid for pension and other postretirement obligations and settle regulatory liabilities related to asset removal costs, income taxes refundable related to implementation of the TCJA and liabilities to refund deposits from generators for transmission network upgrades, which are recorded in other current and long term liabilities, are not known with certainty. As a result, cash obligations for these items are excluded from the contractual obligations table above.
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 7 to the consolidated financial statements, we had regulatory assets and liabilities of $212 million and $818 million, respectively, as of December 31, 2018. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record aggregate losses of $36 million relating to intangible assets at METC and ITC Great Plains at December 31, 2018 that are described in Note 9 to the consolidated financial statements.
We believe that current available facts support the continued applicability of the standards for accounting for the effects of certain types of regulation and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.
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
The true-up mechanisms under our Formula Rates meet the GAAP requirements for accounting for rate-regulated utilities and the effects of certain alternative revenue programs. Accordingly, revenue is recognized during each reporting period based on actual revenue requirements calculated using the cost-based Formula Rates. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the Formula Rates. See Note 7 to the consolidated financial statements for the regulatory assets and liabilities recorded at our Regulated Operating Subsidiaries’ as a result of the Formula Rate revenue accruals and deferrals.
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
As of December 31, 2018 and 2017, consolidated goodwill totaled $950 million. We completed our annual goodwill impairment test for our reporting units as of October 1, 2018 using a qualitative assessment and determined that no impairment exists. There were no events subsequent to October 1, 2018 that indicated impairment of our goodwill. We do not believe there is a material risk of our goodwill being impaired in the near term for any of our reporting units.
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
Refer to Note 18 to the consolidated financial statements for discussion on contingencies, including the ROE complaints.
Pension and Postretirement Costs
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions, including rates of return on plan assets, the discount rates, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA-rated zero-coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our plans. In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans as described in Note 12 to the consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt, excluding revolving credit agreements was $5,186 million at December 31, 2018. The total book value of our consolidated long-term debt, excluding revolving credit agreements was $5,130 million at December 31, 2018. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt, excluding revolving credit agreements, at December 31, 2018. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at December 31, 2018 would decrease the fair value of debt by $224 million, and a decrease in interest rates of 10% at December 31, 2018 would increase the fair value of debt by $243 million at that date.
Revolving Credit Agreements
At December 31, 2018, we had a consolidated total of $208 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2018 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $208 million.
Commercial Paper
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper. At December 31, 2018, ITC Holdings did not have any commercial paper issued or outstanding.
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
In November 2017, we terminated $375 million of 10-year interest rate swap contracts and $375 million of 5-year interest rate swap contracts that managed the interest rate risk associated with the unsecured notes issued by ITC Holdings described in Note 10 to the consolidated financial statements. At December 31, 2018, ITC Holdings did not have any interest rate swaps outstanding.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.4%, 23.1% and 26.6%, respectively, or $248 million, $269 million and $309 million, respectively, of our consolidated billed revenues for the year ended December 31, 2018. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2016 revenue accruals and deferrals and exclude any amounts for the 2018 revenue accruals and deferrals that were included in our 2018 operating revenues but will not be billed to our customers until 2020. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
February 14, 2019

We have served as the Company’s auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$6	$66
Accounts receivable	102	119
Inventory	32	29
Regulatory assets	12	18
Income tax receivable	1	15
Prepaid and other current assets	11	13
Total current assets	164	260
Property, plant and equipment (net of accumulated depreciation and amortization of $1,779 and $1,675, respectively)	7,910	7,309
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $39 and $35, respectively)	38	41
Regulatory assets	200	197
Other	67	66
Total other assets	1,255	1,254
TOTAL ASSETS	$9,329	$8,823
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$106	$97
Accrued compensation	30	28
Accrued interest	50	60
Accrued taxes	64	57
Regulatory liabilities	178	183
Refundable deposits and advances for construction	33	25
Debt maturing within one year	—	100
Other	11	12
Total current liabilities	472	562
Accrued pension and postretirement liabilities	68	74
Deferred income taxes	721	601
Regulatory liabilities	640	619
Refundable deposits	13	29
Other	26	17
Long-term debt	5,338	5,001
Commitments and contingent liabilities (Notes 6 and 18)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized as of December 31, 2018, and 224,203,112 shares issued and outstanding at December 31, 2018 and 2017	892	892
Retained earnings	1,155	1,026
Accumulated other comprehensive income	4	2
Total stockholder’s equity	2,051	1,920
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,329	$8,823
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2018	2017	2016
OPERATING REVENUES
Transmission and other services	$1,192	$1,226	$1,142
Formula Rate true-up	(36)	(15)	(17)
Total operating revenue	1,156	1,211	1,125
OPERATING EXPENSES
Operation and maintenance	109	110	114
General and administrative	127	121	234
Depreciation and amortization	180	169	158
Taxes other than income taxes	109	103	93
Other operating (income) and expense, net	(4)	(2)	(1)
Total operating expenses	521	501	598
OPERATING INCOME	635	710	527
OTHER EXPENSES (INCOME)
Interest expense, net	224	224	211
Allowance for equity funds used during construction	(33)	(33)	(35)
Other (income) and expenses, net	3	4	8
Total other expenses (income)	194	195	184
INCOME BEFORE INCOME TAXES	441	515	343
INCOME TAX PROVISION	111	196	97
NET INCOME	330	319	246
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 14)	1	—	(2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX (NOTE 14)	1	—	(2)
TOTAL COMPREHENSIVE INCOME	$331	$319	$244
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
	Common Stock	Earnings	Income (Loss)	Equity
(In millions)
BALANCE, DECEMBER 31, 2015	$829	$876	$4	$1,709
Net income	—	246	—	246
Repurchase and retirement of common stock	(9)	—	—	(9)
Dividends declared on common stock	—	(90)	—	(90)
Dividends to ITC Investment Holdings Inc.	—	(33)	—	(33)
Stock option exercises	11	—	—	11
Share-based compensation, net of forfeitures	18	—	—	18
Share-based compensation associated with the Merger (Note 15)	41	—	—	41
Settlement of share-based awards associated with the Merger (Note 17)	(137)	(1)	—	(138)
Contribution from ITC Investment Holdings Inc. for the settlement of share-based awards associated with the Merger (Note 17)	137	—	—	137
Tax benefit for excess tax deductions of share-based compensation	—	9	—	9
Other comprehensive (loss), net of tax (Note 14)	—	—	(2)	(2)
Other	2	—	—	2
BALANCE, DECEMBER 31, 2016	$892	$1,007	$2	$1,901
Net income	—	319	—	319
Dividends to ITC Investment Holdings Inc.	—	(300)	—	(300)
BALANCE, DECEMBER 31, 2017	$892	$1,026	$2	$1,920
Opening balance reclassification (Note 2)	—	(1)	1	—
Net income	—	330	—	330
Dividends to ITC Investment Holdings Inc.	—	(200)	—	(200)
Other comprehensive income, net of tax (Note 14)	—	—	1	1
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330	$319	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	180	169	158
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	17	34	(2)
Deferred income tax expense	107	195	219
Allowance for equity funds used during construction	(33)	(33)	(35)
Expense for the accelerated vesting of share-based awards associated with the Merger	—	—	41
Other	10	11	30
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	17	(17)	(2)
Income tax receivable	14	—	(17)
Accounts payable	6	(3)	5
Accrued interest	(10)	7	1
Accrued taxes	7	5	4
Net estimated refund related to return on equity complaints	6	(113)	90
Other current and non-current assets and liabilities, net	2	33	(49)
Net cash provided by operating activities	653	607	689
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(769)	(755)	(750)
Contributions in aid of construction	21	21	11
Other	1	(10)	4
Net cash used in investing activities	(747)	(744)	(735)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of discount	400	1,199	599
Borrowings under revolving credit agreements	832	1,065	1,042
Borrowings under term loan credit agreements	—	250	—
Net (repayment) issuance of commercial paper, net of discount	—	(148)	48
Retirement of long-term debt — including extinguishment of debt costs	(100)	(477)	(139)
Repayments of revolving credit agreements	(844)	(1,178)	(1,028)
Repayments of term loan credit agreements	(50)	(200)	(361)
Dividends on common and restricted stock	—	—	(90)
Dividends to ITC Investment Holdings Inc.	(200)	(300)	(33)
Refundable deposits from generators for transmission network upgrades	6	16	33
Repayment of refundable deposits from generators for transmission network upgrades	(3)	(28)	(10)
Settlement of share-based awards associated with the Merger — including cost of accelerated share-based awards	—	—	(137)
Contribution from ITC Investment Holdings Inc. for the settlement of share-based awards associated with the Merger	—	—	137
Other	(5)	(5)	(19)
Net cash provided by financing activities	36	194	42
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(58)	57	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	68	11	15
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$10	$68	$11
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. Through our Regulated Operating Subsidiaries, we own and operate high-voltage systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas, and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems. We also are pursuing transmission development projects not within our existing systems, which are also intended to improve overall grid reliability, reduce transmission constraints and facilitate interconnections of new generating resources, as well as enhance competitive wholesale electricity markets.
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
The Merger
On February 9, 2016, ITC Holdings entered into the Merger Agreement with Fortis, FortisUS and Merger Sub. On April 20, 2016, Fortis reached a definitive agreement with GIC for GIC to acquire an indirect 19.9% equity interest in ITC Holdings upon completion of the Merger. On October 14, 2016, ITC Holdings and Fortis completed the Merger contemplated by the Merger Agreement. On the same date, the common shares of ITC Holdings were delisted from the NYSE. Due to the delisting of ITC Holdings common shares, there is limited share data, and no per share data, presented in this Form 10-K.
For the year ended December 31, 2017, we expensed approximately $5 million related to the Merger for internal labor and associated costs. For the year ended December 31, 2016, expenses related to the Merger for internal labor and associated costs were approximately $58 million and external legal, advisory and financial services fees were approximately $55 million. For the year ended December 31, 2016, the internal labor and associated costs included approximately $41 million of expense that was recognized due to the accelerated vesting of the share-based awards described in Note 15. The majority of these Merger-related costs were recorded within general and administrative expenses. The external and internal costs related to the Merger were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.
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

Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers based on tariff rates, as approved by the FERC, and is in the scope of the new guidance. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities and are outside the scope of the new guidance, as they are not considered to be contracts with customers. The implementation of the new standard did not have a material impact on the amount and timing of revenue recognition. However, the following summarizes the impacts of the adoption of this new accounting guidance on our financial statements:

•
Our consolidated statements of comprehensive income have been modified to present operating revenues arising from alternative revenue programs (Formula Rate true-up) separately from revenues in the scope of the new guidance (Transmission and other services). In connection with this presentation change, we adopted an accounting policy whereby only the initial origination of our alternative revenue program revenue is reported in the Formula Rate true-up line on our consolidated statements of comprehensive income. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively.

•	Note 4 has been added to address the requirement to provide more information regarding the nature, amount, timing, and uncertainty of revenue and cash flows.

•	Note 5 has been added to provide more information about changes in accounts receivable from customers.
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
Restricted cash includes cash and cash equivalents that are legally or contractually restricted for use or withdrawal or are formally set aside for a specific purpose. See reconciliation of cash, cash equivalents and restricted cash in Note 19.
The following summarizes the impact of this adoption on our previously reported amounts:

	Twelve months ended December 31,
	2017	2016	2015
Restricted cash - Beginning balance	$3	$1	$2
Restricted cash - Ending balance	2	3	1
Change - Other current and non-current assets and liabilities, net within consolidated statements of cash flows	$(1)	$2	$(1)
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued authoritative guidance that requires entities to disaggregate the current service cost component of net benefit cost (i.e., net periodic pension cost and net periodic postretirement benefit cost) and present it in the same consolidated statements of comprehensive income line item as other current compensation costs for employees (i.e., within General and administrative for us). Entities are required to present the other components of net benefit cost (“non-service costs”) elsewhere in the consolidated statements of comprehensive income and outside operating income. The line or lines containing such other components must be appropriately described on the face of the consolidated statements of comprehensive income; otherwise, disclosure of the location of such other costs in the consolidated statements of comprehensive income is required. We elected to present the non-service costs within the line “Other (income) and expenses, net” in the consolidated statements of comprehensive income and include disclosure within Note 12. In addition, the new guidance allows capitalization of only the service cost component of net benefit cost.
We adopted the guidance effective January 1, 2018. The changes regarding cost capitalization were applied prospectively while the changes to the presentation of net benefit cost in the consolidated statements of comprehensive income were adopted retrospectively. We applied the practical expedient that permits entities to use amounts previously disclosed in the pension and postretirement welfare footnotes as the estimation basis for the retrospective adjustments to the consolidated statements of comprehensive income. The following summarizes the impact of this adoption on our previously reported amounts:

	Year Ended December 31,
(in millions)	2017	2016
General and administrative
Reported	$123	$239
Adjustment	(2)	(5)
Adjusted	$121	$234
Other (income) and expenses, net
Reported	$2	$3
Adjustment	2	5
Adjusted	$4	$8
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
Accounting for Leases
In February 2016, the FASB issued authoritative guidance on accounting for leases, which primarily impacts accounting by lessees. This guidance created a dual approach for lessee accounting, with lease classification determined in accordance with principles in previous lease guidance. Consolidated statements of comprehensive income presentation differs depending on the lease classification; however, both types of leases result in lessees recognizing a right-of-use asset and a lease liability, with limited exceptions. Under previous accounting guidance, operating leases were not recorded on the balance sheet of lessees. In January 2018, additional guidance was issued that provides an optional transition practical expedient that allows existing or expired easements that were not previously accounted for as leases under current guidance to not be evaluated under the new guidance.
The new guidance was effective on January 1, 2019. Early adoption was permitted; however, we did not early adopt. In July 2018, transition relief guidance was issued whereby entities may elect to apply the new guidance on a modified retrospective basis at the adoption date (i.e., January 1, 2019) as opposed to at the beginning of the earliest period presented in the financial statements (i.e., January 1, 2017). We elected this transition relief and began applying the new guidance as of January 1, 2019; however, prior period comparative financial statements and disclosures will continue to be presented under previous lease accounting guidance.
In connection with our adoption of the new guidance, we elected various practical expedients and made certain accounting policy elections, including:

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
Based on our assessment to date, leasing activities primarily relate to office facilities. Adoption of the guidance will result in recognition of additional lease assets and lease liabilities of less than $5 million. We do not expect the new guidance to materially affect our results of operations or cash flows.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same consolidated statements of comprehensive income line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements, including tabular disclosures about both (a) the total amounts reported in the consolidated statements of comprehensive income for each income and expense line item that is affected by hedging and (b) the effects of hedging on those line items. The guidance is effective as of January 1, 2019, including interim periods within those fiscal years, with early adoption permitted. We did not early adopt. The guidance is required to be adopted on a modified retrospective basis to existing hedging relationships and on a prospective basis for the presentation and disclosure requirements. We do not expect a significant impact upon adoption, but we will add the required disclosures, as applicable.
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
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We are still evaluating the impact of the new standard on our financial statements, including disclosures.
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
Restricted Cash and Restricted Cash Equivalents - Restricted cash and restricted cash equivalents include cash and cash equivalents that are legally or contractually restricted for use or withdrawal or are formally set aside for a specific purpose.
Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2018 and 2017, we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $170 million, $160 million and $149 million for 2018, 2017 and 2016, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.0% for 2018, 2017 and 2016. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 45 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with the FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC of $9 million was a reduction to interest expense for 2018, 2017 and 2016.
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
Generator Interconnection Projects and Contributions in Aid of Construction — Certain capital investment at our Regulated Operating Subsidiaries relates to investments made under generator interconnection agreements. The generator interconnection agreements typically consist of both transmission network upgrades, which are a category of upgrades deemed by the FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are necessary to interconnect the generating facility to the transmission system and primarily benefit the generating facility. As a result, generator interconnection agreements may require the generator to make a contribution in aid of construction to our Regulatory Operating Subsidiaries to cover the cost of certain investments made by us as part of the agreement.
Our investments in transmission facilities are recorded to property, plant and equipment, and are recorded net of any contribution in aid of construction. We may also receive refundable deposits from the generator for certain investment in network upgrade facilities in advance of construction, which are recorded to current or non-current liabilities depending on the expected refund date.
Fair Value Through Net Income Securities — We have certain investments in mutual funds, including fixed income securities and equity securities that are classified as fair value through net income securities. The fixed income security investments primarily fund our two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees as described in Note 12. Beginning on January 1, 2018, all gains and losses associated with our mutual funds as described in Note 13 are recorded in earnings. Previously, unrealized gains and losses on certain available-for-sale investments were recorded in AOCI.
Impairment of Long-Lived Assets — Other than goodwill, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted future cash flows generated by the asset, the asset is written down to its estimated fair value and an impairment loss is recognized in our consolidated statements of comprehensive income.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2018 and determined that no impairment exists. There were no events subsequent to October 1, 2018 that indicated impairment of our goodwill. Our intangible assets other than goodwill have finite lives and are amortized over their useful lives. Refer to Note 9 for additional discussion on our goodwill and intangible assets.
Deferred Financing Fees and Discount or Premium on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt issue. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded $5 million to interest expense for the amortization of deferred financing fees and debt discounts during the year ended December 31, 2018 and $4 million during each of the years ended December 31, 2017 and 2016.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing PCBs and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. There were no significant changes to our asset retirement obligations in 2018. Our asset retirement obligations as of December 31, 2018 and 2017 of $5 million and $6 million, respectively, are included in other liabilities.
Financial Instruments — For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Any hedge ineffectiveness is recognized in net income immediately at the time the gain or loss on the derivative instruments is calculated. Refer to Note 10 for additional discussion regarding derivative instruments. Cash flows related to derivative instruments that are designated in hedging relationships are generally classified on the consolidated statements of cash flows in the same category as the cash flows from the associated hedged item.
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
Revenues — Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers based on tariff rates, as approved by the FERC. Revenues from the transmission of electricity are recognized as services are provided based on our FERC-approved cost-based Formula Rates. We record a reserve for revenue subject to refund when such refund is probable and can be reasonably estimated. This reserve is recorded as a reduction to operating revenues.
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements and we record a revenue accrual or deferral for the difference. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities. Operating revenues arising from these alternative revenue programs are presented on our consolidated statements of comprehensive income in the line “Formula Rate true-up”, which is separate from the reporting of our tariff revenues, which are presented in the line “Transmission and other services”. Only the initial origination of our alternative revenue program revenue is reported in the Formula Rate true-up line on our consolidated statements of comprehensive income. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively. Refer to Note 6 under “Cost-Based Formula Rates with True-Up Mechanism” and Note 4 under “Formula Rate True-Up” for a discussion of our revenue accounting under our cost-based Formula Rates.
Share-Based Payment and Employee Share Purchase Plan — Under the terms of our 2017 Omnibus Plan, we may grant long term incentive awards of PBUs and SBUs. The awards are classified as liability awards based on the cash settlement feature. The award units earn dividend equivalents which are also settled in cash at the end of the vesting period. Compensation cost is recognized over the expected vesting period and remeasured each reporting period based on Fortis’ stock price. The PBUs are also remeasured each reporting period based on the applicable market and performance conditions in the awards. Compensation cost is adjusted for forfeitures in the period in which they occur and the final measure of compensation cost for the awards is based on the cash settlement amount.
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
Refer to Note 15 for additional discussion of the plans.
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholder’s equity during a period arising from transactions and events from non-owner sources, including net income, any gain or loss recognized for the effective portion of our interest rate swaps, and prior to 2018, any unrealized gain or loss associated with available-for-sale securities.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2018, we have not recognized any uncertain income tax positions.
We have historically filed income tax returns with the IRS and continue to file with various state and city jurisdictions. However, subsequent to the Merger, we are now part of the FortisUS consolidated federal tax return starting with the year ended December 31, 2016 and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax return. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2013 and earlier. The FortisUS 2016 tax return of which we are a part, is currently under audit by the IRS. State and city jurisdictions that remain subject to examination range from tax years 2014 to 2017. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded as interest expense and other expense, respectively, in our consolidated statements of comprehensive income.
Refer to Notes 7 and 11 for additional discussion on income taxes and tax reform.
4.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications including transmission services, other services revenue, and Formula Rate true-up. As other services revenue is immaterial, it is presented in combination with transmission services on the consolidated statements of comprehensive income.
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
Transmission service revenue includes an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of transmission network load (for the MISO Regulated Operating Subsidiaries) and preliminary information provided by billing agents. Due to the seasonal fluctuations of actual load, the unbilled revenue amount generally increases during the spring and summer and decreases during the fall and winter. See Note 5 for information on changes in unbilled accounts receivable.
Other Services Revenue
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was $5 million for the year ended December 31, 2018 and $6 million for both the years ended December 31, 2017 and 2016.
Formula Rate True-Up
The true-up mechanism under our Formula Rates is considered an alternative revenue program of a rate-regulated utility given it permits our Regulated Operating Subsidiaries to adjust future rates in response to past activities or completed events in order to collect our actual revenue requirements under our Formula Rates. In accordance with our accounting policy, only the current year origination of the true-up is reported as a Formula Rate true-up. See “Cost-based Formula Rates with True-Up Mechanism” in Note 6 for more information on our Formula Rates.

5.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the balance sheet:

	Year Ended December 31,
(In millions)	2018	2017	2016	2015
Trade accounts receivable	$2	$2	$2	$2
Unbilled accounts receivable	92	108	92	92
Due from affiliates	1	—	1	—
Other	7	9	13	10
Total accounts receivable	$102	$119	$108	$104
6.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a 1-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 18 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and "Incentive Adders for Transmission Rates" discussed in Note 6 herein.
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The amount of accrued or deferred revenues is reflected in future revenue requirements and thus flows through to customer bills within 2 years under the provisions of our Formula Rates.
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2018:

(In millions)	Total
Net regulatory liability as of December 31, 2017	$(35)
Net refund of 2016 revenue deferrals and accruals, including accrued interest	21
Net revenue deferral for the year ended December 31, 2018	(36)
Net accrued interest payable for the year ended December 31, 2018	(2)
Net regulatory liability as of December 31, 2018	$(52)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the consolidated statements of financial position at December 31, 2018 and 2017 as follows:

(In millions)	2018	2017
Current regulatory assets	$12	$18
Non-current regulatory assets	12	11
Current regulatory liabilities	(27)	(38)
Non-current regulatory liabilities	(49)	(26)
Net regulatory liability	$(52)	$(35)
Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
For periods prior to the Initial Complaint, ITCTransmission and METC were authorized to include a 100 basis point adder for independent transmission ownership and ITCTransmission was also authorized to include a 50 basis point adder for RTO participation.
In November 2014, METC, ITC Midwest and other MISO TOs filed a request with the FERC, under FPA Section 205, for authority to include a 50 basis point adder for RTO participation in each of the TOs’ Formula Rates. On January 5, 2015, the FERC approved the use of this adder, effective January 6, 2015.
ITC Midwest filed a request with the FERC, under FPA Section 205, in January 2015 for authority to include a 100 basis point adder for independent transmission ownership. On March 31, 2015, the FERC approved the use of a 50 basis point adder for independent transmission ownership, effective April 1, 2015.
Beginning September 28, 2016, these adders have been applied to METC’s and ITC Midwest’s base ROEs in establishing their total authorized ROE rates, subject to the maximum ROE limitation in the September 2016 Order of 11.35%.
Effective for the period following the September 2016 Order, the authorized ROE used by ITCTransmission, METC, and ITC Midwest were 11.35%, 11.35% and 11.32%, respectively. These were inclusive of adders at ITCTransmission, METC and ITC Midwest of 150 basis points, 150 basis points and 100 basis points, respectively, subject to the maximum ROE limitation in the September 2016 Order of 11.35%. The adders at each of ITCTransmission and METC included a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. The adders at ITC Midwest included a 50 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries have sought rehearing of the FERC’s October 18, 2018 order. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.

Based on the October 18, 2018 FERC order, the authorized ROE for the MISO Regulated Operating Subsidiaries has been revised to 11.07% (10.32% base ROE with a 50 basis point adder for RTO participation and a 25 basis point adder for independent transmission ownership). See Note 18 for information regarding the ROE complaints.
ITC Great Plains
On December 19, 2018, the KCC filed a Motion to Show Cause with the FERC to reduce the ITC Great Plains adder for independent transmission ownership. The motion argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, applies with equal force to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. On January 16, 2019, ITC Great Plains filed a motion to strike the KCC motion. We do not expect the resolution of this motion to have a material adverse impact on our consolidated results of operation, cash flows or financial condition.
The authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 50 basis point adder for RTO participation and 100 basis point adder for independent transmission ownership.
Reposting of Rates for Regulated Operating Subsidiaries
As a result of the reduction in the federal tax rate arising from the enactment of the TCJA, the 2018 projected Formula Rates for our MISO Regulated Operating Subsidiaries were reposted. On March 15, 2018, the FERC granted a waiver which allowed us to adjust the rates effective back to January 1, 2018 for our MISO Regulated Operating Subsidiaries and allowed MISO to return to customers excess amounts previously collected in 2018. Our rates included in MISO invoices for services provided starting in March 2018 and going forward reflected the lower corporate tax rate. Resettlement of invoices for services provided in January and February 2018 occurred in April 2018 when the March 2018 services were billed. We recorded a reduction of revenue of $16 million in the first quarter of 2018, which was offset through a lower income tax provision for our MISO Regulated Operating Subsidiaries and as such did not impact net income.
In addition, the 2018 projected Formula Rates for ITC Great Plains, which are settled by SPP, were reposted. On May 25, 2018, the FERC granted a waiver which allowed us to adjust the rate effective back to January 1, 2018 for ITC Great Plains and allowed SPP to return to customers excess amounts previously collected in 2018. Our rates included in SPP invoices for services provided starting in June and going forward reflected the lower corporate tax rate. During the second quarter of 2018, we recorded a reduction of revenue of $4 million related to the resettlement of invoices for services provided in January through May 2018. Resettlement of these invoices occurred during the fourth quarter of 2018. This reduction of revenue was offset through a lower income tax provision for ITC Great Plains and as such did not impact net income.
MISO Funding Policy for Generator Interconnections
On June 18, 2015, the FERC issued an order initiating a proceeding, pursuant to Section 206 of the FPA, to examine MISO’s funding policy for generator interconnections, which allowed a TO to unilaterally elect to fund network upgrades and recover such costs from the interconnection customer. In this order, the FERC found that the MISO funding policy may be unduly discriminatory and suggested the MISO funding policy be revised to require mutual agreement between the interconnection customer and TO for the TO funded network upgrades. In the absence of such mutual agreement, the facilities would be funded solely by the interconnection customer. On January 8, 2016, MISO made a compliance filing to revise its funding policy to adopt the FERC suggestion to require mutual agreement between the customer and TO, with an effective date of June 24, 2015. Our MISO Regulated Operating Subsidiaries, along with another MISO TO, have appealed the FERC’s orders on this issue and on January 26, 2018, the D.C. Circuit Court vacated the orders and remanded this case to the FERC. On March 24, 2018, our MISO Regulated Operating Subsidiaries and the other MISO TO that participated in the appeal at the D.C. Circuit Court filed a motion with the FERC that asks the FERC to implement the D.C. Circuit Court’s decision and order MISO to amend its tariff to reinstate the self-fund option effective June 24, 2015 and to permit MISO TOs that were unable to elect self-funding in GIAs that were executed since June 24, 2015 to amend those GIAs to include the self-fund option. On August 31, 2018, the FERC issued an order on remand that directed MISO to restore the right of a TO to unilaterally elect to fund the capital cost of network upgrades, effective prospectively from the date of the FERC order. A request for rehearing of the August 31, 2018 FERC order was filed on October 2, 2018. The FERC also requested additional briefing regarding the treatment of contracts entered into between June 24, 2015 and the date of the FERC order, and briefs have been filed. We do not expect the resolution of this proceeding to have a material impact on our consolidated results of operations, cash flows or financial condition.
Calculation of Accumulated Deferred Income Tax Balances in Projected Formula Rates
On June 21, 2018, the FERC issued an order initiating a proceeding and paper hearings, pursuant to Section 206 of the FPA, to examine the methodology used by a group of TOs, including ITCTransmission and ITC Midwest, for calculating balances of ADIT in forward-looking Formula Rates. The order is based on a previous FERC decision for another group of TOs in which the FERC concluded that the two-step averaging methodology for ADIT is no longer necessary to comply with IRS normalization rules in light of IRS guidance issued in 2017. On August 27, 2018, ITCTransmission and ITC Midwest, along with other MISO TOs, filed an initial brief in the paper hearing proceeding. In addition, on August 27, 2018, our MISO Regulated Operating Subsidiaries submitted a filing with the FERC under Section 205 of the FPA to eliminate the use of the two-step averaging methodology in the calculation of ADIT balances for the projected test year and also to modify the manner by which they calculate average ADIT balances in their annual transmission Formula Rate true-up calculation, subject to receiving guidance from the IRS to respond to the FERC order. On December 20, 2018, the FERC issued an order that (1) indicated that it did not believe it was necessary for the MISO Regulated Subsidiaries to delay implementation of the template changes pending IRS approval, (2) ordered ITCTransmission and ITC Midwest to make a compliance filing to implement the changes and (3) formally instituted a proceeding against METC pursuant to Section 206 to implement the changes. On January 22, 2019, ITCTransmission and ITC Midwest submitted their compliance filing, and METC submitted revised tariff sheets in a filing with the FERC under Section 205 of the FPA to comply with the FERC’s order. The MISO Regulated Operating Subsidiaries’ filings also included tariff revisions to carry proration to their true ups. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 18 for a discussion of the complaints.

7.    REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances at December 31, 2018 and 2017:

(In millions)	2018	2017
Regulatory Assets:
Current:
Revenue accruals (including accrued interest of less than $1 as of December 31, 2018 and 2017) (a)	$12	$18
Total current	12	18
Non-current:
Revenue accruals (including accrued interest of less than $1 as of December 31, 2018 and 2017) (a)	12	11
ITCTransmission ADIT deferral (net of accumulated amortization of $48 and $45 as of December 31, 2018 and 2017, respectively)	13	16
METC ADIT deferral (net of accumulated amortization of $29 and $26 as of December 31, 2018 and 2017, respectively)	14	17
METC regulatory deferrals (net of accumulated amortization of $9 as of December 31, 2018 and 2017)	6	7
Income taxes recoverable related to AFUDC equity	91	80
ITC Great Plains start-up, development and pre-construction (net of accumulated amortization of $5 and $3 as of December 31, 2018 and 2017, respectively)	8	10
Pensions and postretirement	25	30
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax and other state excess deficient taxes	7	7
Accrued asset removal costs	24	19
Total non-current	200	197

Total	$212	$215
____________________________

(a)
Refer to discussion of revenue accruals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of these regulatory assets, but do accrue interest carrying costs, which are subject to rate recovery along with the principal amount of the revenue accrual.

ITCTransmission ADIT Deferral
The carrying amount of the ITC Transmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of fair value of net assets acquired from DTE Energy approved for inclusion in future rates by the FERC. The original amount recorded for this regulatory asset of $61 million is recognized in rates and amortized on a straight-line basis over 20 years beginning March 1, 2003. ITCTransmission includes the remaining unamortized balance of this regulatory asset in rate base. ITCTransmission recorded amortization expense of $3 million annually during 2018, 2017 and 2016, which is included in depreciation and amortization and recovered through ITCTransmission’s cost-based Formula Rate template.
METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired at the time MTH acquired METC from Consumers Energy. The original amount approved for recovery recorded for this regulatory asset of $43 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $2 million annually during 2018, 2017 and 2016, which is included in depreciation and amortization and recovered through METC’s cost-based Formula Rate template.

METC Regulatory Deferrals
The carrying amount of the METC Regulatory Deferrals is the amount METC has deferred, as a regulatory asset, depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy. The original amount recorded for this regulatory asset of $15 million, and approved for inclusion in future rates by the FERC, is recognized in rates and amortized over 20 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $1 million annually during 2018, 2017 and 2016, which is included in depreciation and amortization and recovered through METC’s cost-based Formula Rate template.
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
Income Taxes Recoverable Related to Implementation of the Michigan Corporate Income Tax
Under the Michigan Corporate Income Tax, we are taxed at a rate of 6.0% on federal taxable income attributable to our operations in the state of Michigan, subject to certain adjustments. In 2011, due to certain Michigan tax law changes we were required to establish new deferred income tax balances under the Michigan Corporate Income Tax, and the net result was incremental deferred state income tax liabilities at both ITCTransmission and METC. Under our cost-based Formula Rate, the future tax receivable as a result of the tax law change has resulted in the recognition of a regulatory asset, which will be collected from customers for the 23-year period and the 32-year period for ITCTransmission and METC, respectively, beginning in 2016. ITCTransmission and METC include this regulatory asset within deferred taxes for rate-making purposes when determining rate base.
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
Regulatory Liabilities
The following table summarizes the regulatory liability balances at December 31, 2018 and 2017:

(In millions)	2018	2017
Regulatory Liabilities:
Current:
Revenue deferrals (including accrued interest of $2 as of December 31, 2018 and 2017) (a)	$27	$38
Estimated refund related to return on equity complaints (including accrued interest of $18 and $11 as of December 31, 2018 and 2017, respectively.) (b)	151	145
Total current	178	183
Non-current:
Revenue deferrals (including accrued interest of $1 as of December 31, 2018 and 2017) (a)	49	26
Accrued asset removal costs	71	72
Excess state income tax deductions	9	7
Income taxes refundable related to implementation of the TCJA	511	514
Total non-current	640	619

Total	$818	$802
____________________________

(a)
Refer to discussion of revenue deferrals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

(b)	Refer to discussion of the estimated refund in Note 18 under “Rate of Return on Equity Complaints.”
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
Income Taxes Refundable Related to Implementation of the TCJA
In December 2017, the President of the United States signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. The Company was required to revalue its deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the TCJA, which resulted in lower net deferred tax liabilities and the establishment of a regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. The excess deferred taxes are generally the result of accelerated federal tax deductions realized by our Regulated Operating Subsidiaries in periods when the U.S. federal corporate income tax rate was 35% and now would be returned to customers in a period where the U.S. federal corporate income tax rate is 21%. As the excess deferred taxes must be returned to customers this regulatory liability is recognized. For our Regulated Operating Subsidiaries, our deferred taxes are subject to a normalization method of accounting for the excess tax reserves resulting from the change in the federal statutory tax rate which involves the use of ARAM for the determination of the timing of the return of the excess deferred taxes to customers associated with public utility property. In addition, a portion of our excess deferred taxes at our Regulated Operating Subsidiaries are associated with other types of deferred taxes that are not related to public utility property and are subject to amortization. We have elected to amortize these excess deferred taxes using RSGM and have determined that it is a reasonable method of amortization. During 2018, we recorded less than $1 million of amortization related to the excess deferred taxes under ARAM and RSGM. The net regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following at December 31, 2018 and 2017:

(In millions)	2018	2017
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$9,113	$8,334
Construction work in progress	465	546
Capital equipment inventory	79	74
Other	18	16
ITC Holdings and other	14	14
Total	9,689	8,984
Less: Accumulated depreciation and amortization	(1,779)	(1,675)
Property, plant and equipment, net	$7,910	$7,309
Additions to property, plant and equipment in service and construction work in progress during 2018 and 2017 were due primarily for projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits such as our MVPs.
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2018 and 2017, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferral as described in Note 7. The carrying amounts of the intangible asset for the METC Regulatory Deferrals and the METC ADIT Deferral were $16 million and $6 million (net of accumulated amortization of $24 million and $13 million), respectively, as of December 31, 2018, and $18 million and $8 million (net of accumulated amortization of $22 million and $11 million), respectively, as of December 31, 2017. The amortization periods for the METC Regulatory Deferrals and the METC ADIT Deferral are 20 years and 18 years, respectively, beginning January 1, 2007. METC earns an equity return on the remaining unamortized balance of both intangible assets and recovers the amortization expense through METC’s cost-based Formula Rate template.
ITC Great Plains has recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including three regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million, respectively) as of December 31, 2018 and 2017. The amortization period for these intangible assets is 50 years.
We recognized $4 million, $3 million, and $3 million of amortization expense of our intangible assets during the years ended December 31, 2018, 2017 and 2016, respectively. We have other intangible assets that are not subject to amortization at December 31, 2018 and 2017. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2018 to be as follows:

(In millions)
2019	$3
2020	4
2021	3
2022	3
2023	4
2024 and thereafter	19
Total	$36

10.    DEBT
The following amounts were outstanding at December 31, 2018 and 2017:

(In millions)	2018	2017
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 5.50% Senior Notes, due January 15, 2020	200	200
ITC Holdings 4.05% Senior Notes, due July 1, 2023	250	250
ITC Holdings 3.65% Senior Notes, due June 15, 2024	400	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 2.70% Senior Notes, due November 15, 2022	500	500
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings Revolving Credit Agreement, due October 21, 2022 (a)	37	—
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 5.75% First Mortgage Bonds, Series D, due April 1, 2018 (b)	—	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	—
ITCTransmission Term Loan Credit Agreement, due March 23, 2019	—	50
ITCTransmission Revolving Credit Agreement, due October 21, 2022 (a)	27	36
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC Revolving Credit Agreement, due October 21, 2022 (a)	70	48
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020	35	35
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	—
ITC Midwest Revolving Credit Agreement, due October 21, 2022 (a)	34	88
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150	150
ITC Great Plains Revolving Credit Agreement, due October 21, 2022 (a)	40	49
Total principal	5,378	5,141
Unamortized deferred financing fees and discount	(40)	(40)
Total debt	$5,338	$5,101
____________________________

(a)
On October 23, 2017, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains entered into new, unsecured, unguaranteed revolving credit agreements, which replaced the previous revolving credit and extended the maturity date of the revolving credit agreements from March 2019 to October 2022.

(b)
As of December 31, 2018 we had no debt maturing within one year. As of December 31, 2017 we had $100 million of debt included within debt maturing within one year and classified as a current liability in the consolidated statements of financial position.

The annual maturities of debt as of December 31, 2018 are as follows:

(In millions)
2019	$—
2020	235
2021	—
2022	708
2023	250
2024 and thereafter	4,185
Total	$5,378
ITC Holdings
Senior Unsecured Notes
On November 14, 2017, ITC Holdings completed the private offering of $500 million aggregate principal amount of unsecured 2.70% Senior Notes, due November 15, 2022, and $500 million aggregate principal amount of unsecured 3.35% Senior Notes, due November 15, 2027, (collectively, the “2017 Senior Notes”). The 2017 Senior Notes are redeemable prior to the due date, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. The net proceeds from this offering were used to redeem in full $385 million aggregate principal amount of ITC Holdings 6.05% Senior Notes due January 31, 2018, and to pay the associated call premiums, to repay the amount outstanding under ITC Holdings’ 2017 term loan credit agreement, to repay $7 million under ITC Holdings’ revolving credit agreement, and to repay $352 million under ITC Holdings’ commercial paper program, with remaining proceeds used for general corporate purposes. As a result of the redemption of the $385 million 6.05% Senior Notes, we recorded a $2 million loss on extinguishment of the debt at the time of the redemption, which is included in Interest expense, net in the consolidated statements of comprehensive income. The 2017 Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013.
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2018, ITC Holdings did not have any commercial paper issued or outstanding. The proceeds from issuances under the program during the year ended December 31, 2017 were used to repay and retire the $50 million of ITC Holdings’ 6.23% Senior Notes, due September 20, 2017, and for general corporate purposes, including the repayment of borrowings under ITC Holdings’ revolving credit agreement. ITC repaid borrowings under the commercial paper program of $352 million in November 2017 with proceeds from the ITC Holdings 2017 Senior Notes issued on November 14, 2017.
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

ITCTransmission
First Mortgage Bonds
On March 29, 2018, ITCTransmission issued $225 million aggregate principal amount of 4.00% First Mortgage Bonds due March 30, 2053. The proceeds were used to refinance $100 million of ITCTransmission’s 5.75% First Mortgage Bonds due April 1, 2018 and repay the existing indebtedness under ITCTransmission’s revolving credit agreement in March 2018. Proceeds were also used to repay ITCTransmission’s $50 million of borrowings under its term loan credit agreement due March 23, 2019. Remaining proceeds were used to partially fund capital expenditures and for general corporate purposes. ITCTransmission’s First Mortgage bonds were issued under its first mortgage and deed of trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
On March 23, 2017, ITCTransmission entered into an unsecured, unguaranteed term loan credit agreement due March 23, 2019, under which ITCTransmission borrowed $50 million. The proceeds were used for general corporate purposes, including the repayment of borrowings under ITCTransmission’s revolving credit agreement. This borrowing was repaid in full in April 2018 from the proceeds of the ITCTransmission First Mortgage Bonds issued on March 29, 2018. The weighted-average interest rate throughout the life of the loan was 2.03%.
METC
Senior Secured Notes
On January 15, 2019, METC issued $50 million of 4.55% Senior Secured Notes, due January 15, 2049. METC has an additional $50 million delayed draw of Senior Secured Notes in July 2019 at 4.65% with terms and conditions identical to those of the 4.55% Senior Secured Notes except the interest rate which will include a 10 basis point premium and the due date which will be 30 years from the date of the issuance. The proceeds from the issuance will be used to repay borrowings under the METC revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property. These issuances are not included in the table above.
ITC Midwest
First Mortgage Bonds
On November 1 and November 2, 2018, ITC Midwest issued an aggregate of $175 million of 4.32% First Mortgage Bonds due November 1, 2051. The proceeds were used to partially repay existing indebtedness under the ITC Midwest revolving credit agreement, partially fund capital expenditures and for general corporate purposes. ITC Midwest’s First Mortgage Bonds were issued under its first mortgage and deed of trust and secured by a first mortgage lien on substantially all of our real property and tangible personal property.
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
The interest rate swaps qualified for cash flow hedge accounting treatment and the pre-tax gain of $7 million was recognized in November 2017 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the life of the related debt. At December 31, 2018, ITC Holdings did not have any interest rate swaps outstanding.
Revolving Credit Agreements
At December 31, 2018, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$37	$363	(d)	3.7%	0.175%
ITCTransmission	100	27	73		3.4%	0.10%
METC	100	70	30		3.4%	0.10%
ITC Midwest	225	34	191		3.4%	0.10%
ITC Great Plains	75	40	35		3.4%	0.10%
Total	$900	$208	$692
____________________________

(a)	Included within long-term debt.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)	ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary.
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2018, we were not in violation of any debt covenant.

11.    INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

(In millions)	2018	2017	2016
Income tax expense at federal statutory rate (a)	$93	$180	$120
State income taxes (net of federal benefit) (b)	31	16	3
AFUDC equity	(6)	(10)	(11)
Revaluation of deferred federal income taxes (c)	(2)	8	—
Excess tax deductions for share-based compensation (d)	—	—	(23)
Other, net (e)	(5)	2	8
Total income tax provision	$111	$196	$97
____________________________

(a)	The federal statutory rate is 21% for 2018, and 35% for 2017 and 2016.

(b)
Amount for the year ended December 31, 2018 includes $6 million related to the remeasurement of Iowa NOLs due to the rate change from 12.0% to 9.8% effective January 1, 2021. Amount for the year ended December 31, 2017 includes income tax benefits of $3 million related to the revaluation of state deferred tax assets and liabilities for the net of federal benefit impact of the TCJA.

(c)
Amount for the year ended December 31, 2018 represents the change in estimate related to the TCJA remeasurement recorded last year based on the ITC Holdings’ 2017 Federal Tax return filed. Amount for the year ended December 31, 2017 represents income tax expense related to the revaluation of federal deferred tax assets and liabilities as a result of the TCJA.

(d)	Amount relates to a federal income tax benefit for excess tax deductions generated in 2016 as a result of adopting the new accounting guidance associated with share-based payments.

(e)
Amount for the year ended December 31, 2017 includes income tax expense of $1 million related to the establishment of a valuation allowance for the portion of a capital loss expected to not be utilized before expiration.

Components of the income tax provision were as follows:

(In millions)	2018	2017	2016
Current income tax expense (benefit) (a)	$4	$1	$(122)
Deferred income tax expense (b)(c)(d)	107	195	219
Total income tax provision	$111	$196	$97
____________________________

(a)	Amount for the year ended December 31, 2016 primarily relates to the cash benefit that resulted from the election of bonus depreciation.

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

(d)	Amount for the year ended December 31, 2016 includes utilization of $126 million of net operating losses, primarily resulting from the election of bonus depreciation.
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the consolidated financial statements.
In December 2017, the President of the United States signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from

35% to 21% effective for tax years beginning after 2017. For additional information on the impacts of tax reform, see Note 7. During the second quarter of 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, the Iowa NOLs at ITC Holdings were remeasured. As a result, we recorded additional income tax expense of $6 million during the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, our effective tax rates were 25.2% and 38.1%, respectively.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate for bonus depreciation for our fixed assets placed in service between September 27, 2017 and December 31, 2017 which impacted our deferred tax liability for property, plant and equipment and deferred tax asset for federal income tax NOLs and other credits as a result of the TCJA in our consolidated financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the TCJA and recorded immaterial adjustments as of December 31, 2018.
Deferred income tax assets (liabilities) consisted of the following at December 31:

(In millions)	2018	2017
Property, plant and equipment	$(884)	$(798)
Federal income tax NOLs and other credits	47	84
METC regulatory deferral (a)	(6)	(6)
Acquisition adjustments — ADIT deferrals (a)	(8)	(10)
Goodwill	(128)	(120)
Refund liabilities (a)	40	38
Regulatory liability gross up — TCJA	138	139
Pension and postretirement liabilities	18	16
State income tax NOLs (net of federal benefit)	43	50
True-up adjustment principal & interest	14	9
Other, net	5	(3)
Net deferred tax liabilities (b)	$(721)	$(601)
Gross deferred income tax liabilities	$(1,040)	$(952)
Gross deferred income tax assets	319	351
Net deferred tax liabilities	$(721)	$(601)
____________________________

(a)	Described in Note 7.

(b)
During the fourth quarter of 2017, we recorded a reduction in the net deferred tax liabilities of $572 million and income tax expense of $5 million related to the revaluation of deferred taxes as a result of the reduction in the U.S. federal corporate income rate from 35% to 21%. The revaluation was offset by a net regulatory liability of approximately $512 million and a reduction in regulatory assets of $65 million.

We have federal income tax NOLs and capital losses as of December 31, 2018. We expect to use our NOLs prior to their expirations starting in 2036. As of December 31, 2018, we had recorded a valuation allowance of less than $1 million, which fully offsets any of our federal capital loss that we do not expect to utilize with the filing of the 2018 tax return. We also have state income tax NOLs as of December 31, 2018, all of which we expect to use prior to their expiration starting in 2022.
12.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. We made contributions of $4 million, $4 million and $3 million to the retirement plan in 2018, 2017 and 2016, respectively. We expect to contribute $4 million to the retirement plan in 2019.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $53 million and $53 million at December 31, 2018 and 2017, respectively, are not included in the plan asset amounts presented below, but are included in other assets on our consolidated statements of financial position. For the years ended December 31, 2018, 2017 and 2016, we contributed $3 million, $14 million and $5 million, respectively, to these supplemental benefit plans.
The plan assets of the retirement plan consisted of the following assets by category:

Asset Category	2018	2017
Fixed income securities	48.6%	50.2%
Equity securities	51.4%	49.8%
Total	100.0%	100.0%
Net periodic benefit cost for the pension plans during 2018, 2017 and 2016 was as follows by component:

(In millions)	2018	2017	2016
Service cost	$7	$6	$6
Interest cost	4	4	4
Expected return on plan assets	(5)	(4)	(4)
Amortization of unrecognized loss	1	1	4
Net pension cost	$7	$7	$10

The following table reconciles the obligations, assets and funded status of the pension plans as well as the presentation of the funded status of the pension plans in the consolidated statements of financial position as of December 31, 2018 and 2017:

(In millions)	2018	2017
Change in Benefit Obligation:
Beginning projected benefit obligation	$(127)	$(116)
Service cost	(7)	(6)
Interest cost	(4)	(4)
Actuarial net gain (loss)	9	(7)
Benefits paid	6	6
Ending projected benefit obligation	(123)	(127)
Change in Plan Assets:
Beginning plan assets at fair value	75	64
Actual return on plan assets	(3)	9
Employer contributions	4	4
Benefits paid	(3)	(2)
Ending plan assets at fair value	73	75
Funded status, underfunded	$(50)	$(52)
Accumulated benefit obligation:
Retirement plan	$(67)	$(67)
Supplemental benefit plans	(52)	(56)
Total accumulated benefit obligation	$(119)	$(123)
Amounts recorded as:
Funded Status:
Accrued pension liabilities	$(50)	$(54)
Other non-current assets	4	6
Other current liabilities	(4)	(4)
Total	$(50)	$(52)
Unrecognized Amounts in Non-current Regulatory Assets:
Net actuarial loss	$24	$26
Total	$24	$26
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the FASB guidance on accounting for retirement benefits are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 7. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods.
Actuarial assumptions used to determine the benefit obligation for the pension plans at December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Weighted average discount rate	4.28%	3.57%	4.00%
Annual rate of salary increases	4.00%	4.00%	4.00%
Actuarial assumptions used to determine the benefit cost for the pension plans for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Weighted average discount rate — service cost	3.70%	4.20%	4.46%
Weighted average discount rate — interest cost	3.26%	3.45%	3.62%
Annual rate of salary increases	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	6.40%	6.20%	6.40%

At December 31, 2018, the projected benefit payments for the pension plans calculated using the same assumptions as those used to calculate the benefit obligation described above are as follows:

(In millions)
2019	$7
2020	7
2021	8
2022	8
2023	9
2024 through 2028	53
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
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2018 and 2017, there were no transfers between levels.
The fair value measurement of the retirement plan assets as of December 31, 2018, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$30	$—	$—
Mutual funds — international equity securities	7	—	—
Mutual funds — fixed income securities	36	—	—
Total	$73	$—	$—
The fair value measurement of the retirement plan assets as of December 31, 2017, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$30	$—	$—
Mutual funds — international equity securities	7	—	—
Mutual funds — fixed income securities	38	—	—
Total	$75	$—	$—

The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We contributed $9 million, $8 million and $7 million to the postretirement benefit plan in 2018, 2017 and 2016, respectively. We expect to contribute $8 million to the postretirement benefit plan in 2019.
The plan assets of the postretirement benefit plan consisted of the following assets by category:

Asset Category	2018	2017
Fixed income securities	48.4%	50.1%
Equity securities	51.6%	49.9%
Total	100.0%	100.0%
Net postretirement benefit plan cost for the postretirement benefit plan for 2018, 2017 and 2016 was as follows by component:

(In millions)	2018	2017	2016
Service cost	$10	$8	$7
Interest cost	3	3	3
Expected return on plan assets	(3)	(2)	(2)
Net postretirement cost	$10	$9	$8
The following table reconciles the obligations, assets and funded status of the plan as well as the amounts recognized as accrued postretirement liability in the consolidated statements of financial position as of December 31, 2018 and 2017:

(In millions)	2018	2017
Change in Benefit Obligation:
Beginning accumulated postretirement obligation	$(86)	$(68)
Service cost	(10)	(8)
Interest cost	(3)	(3)
Actuarial net gain (loss)	8	(8)
Benefits paid	1	1
Ending accumulated postretirement obligation	(90)	(86)
Change in Plan Assets:
Beginning plan assets at fair value	66	52
Actual return on plan assets	(2)	7
Employer contributions	9	8
Benefits paid	(1)	(1)
Ending plan assets at fair value	72	66
Funded status, underfunded	$(18)	$(20)
Amounts recorded as:
Funded Status:
Accrued postretirement liabilities	$(18)	$(20)
Total	$(18)	$(20)
Unrecognized Amounts in Non-current Regulatory Assets:
Net actuarial loss	$1	$4
Total	$1	$4
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the FASB guidance on accounting for retirement benefits are recorded as a regulatory asset on our consolidated statements of financial position as discussed in Note 7. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods. Our measurement of the accumulated postretirement benefit obligation as of December 31, 2018 and 2017 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Net actuarial gains and losses for the years ended December 31, 2018 and 2017 are the result of changes in the discount rate and actual returns on plan assets.
Actuarial assumptions used to determine the benefit obligation for the postretirement benefit plan at December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Discount rate	4.47%	3.75%	4.28%
Annual rate of salary increases	4.00%	4.00%	4.00%
Health care cost trend rate	6.50%	6.75%	7.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	2025	2025	2022
Annual rate of increase in dental benefit costs	4.50%	4.50%	5.00%
Actuarial assumptions used to determine the benefit cost for the postretirement benefit plan for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Discount rate — service cost	3.80%	4.35%	4.72%
Discount rate — interest cost	3.58%	3.98%	4.21%
Annual rate of salary increases	4.00%	4.00%	4.00%
Health care cost trend rate	6.75%	7.00%	7.15%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	2025	2022	2022
Expected long-term rate of return on plan assets	4.90%	4.70%	4.80%
At December 31, 2018, the projected benefit payments for the postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions)
2019	$1
2020	1
2021	2
2022	2
2023	2
2024 through 2028	19
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects on service and interest cost for 2018 and the postretirement benefit obligation at December 31, 2018:

	One-Percentage-	One-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost	$5	$(3)
Effect on postretirement benefit obligation	21	(15)
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
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2018 and 2017, there were no transfers between levels.
The fair value measurement of the postretirement benefit plan assets as of December 31, 2018, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$36	$—	$—
Mutual funds — international equity securities	1	—	—
Mutual funds — fixed income securities	35	—	—
Total	$72	$—	$—
The fair value measurement of the postretirement benefit plan assets as of December 31, 2017, was as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$31	$—	$—
Mutual funds — international equity securities	2	—	—
Mutual funds — fixed income securities	33	—	—
Total	$66	$—	$—
Our mutual fund investments consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $5 million, $5 million and $7 million in 2018, 2017 and 2016, respectively.
13.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2018 and 2017, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	49	—	—
Mutual funds — equity securities	5	—	—
Total	$55	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2017, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	1	—	—
Total	$54	$—	$—
As of December 31, 2018 and 2017, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 12. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Beginning on January 1, 2018, gains and losses for all mutual fund investments are recorded in earnings. Previously, gains and losses on available-for-sale investments were recorded in AOCI.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2018 and 2017. For additional information on our goodwill and intangible assets refer to Note 9.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,186 million and $5,192 million at December 31, 2018 and 2017, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,130 million and $4,830 million at December 31, 2018 and 2017, respectively.
Revolving and Term Loan Credit Agreements
At December 31, 2018 and 2017, we had a consolidated total of $208 million and $271 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
14.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	2017	2016
Balance at the beginning of period	$2	$2	$4
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	1	—	—
Other Comprehensive Income
Derivative Instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the year ended December 31, 2018 and $1 for the years ended December 31, 2017 and 2016, respectively) (a)	1	1	1
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 and $2 for the years ended December 31, 2017 and 2016, respectively)	—	(1)	(3)
Total other comprehensive income (loss), net of tax	1	—	(2)
Balance at the end of period	$4	$2	$2
____________________________

(a)	The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2019 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in interest expense on a pre-tax basis.
15.    SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
We recorded share-based compensation in 2018, 2017 and 2016 as follows:

(In millions)	2018 (a)	2017 (a)	2016
Operation and maintenance expenses	$1	$1	$2
General and administrative expenses (b)	7	3	52
Amounts capitalized to property, plant and equipment	3	1	5
Total share-based compensation	$11	$5	$59
Total tax benefit recognized in the consolidated statements of comprehensive income	$4	$1	$49
____________________________

(a)	All amounts for the years ended December 31, 2018 and 2017 relate to the 2017 Omnibus Plan; see below for further discussion on the 2017 Omnibus Plan.

(b)	Amount for the year ended December 31, 2016 includes the expense recognized due to the accelerated vesting of the share-based awards upon completion of the Merger as described below.

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
Performance-Based Units
The PBUs are classified as liability awards based on the cash settlement feature. The PBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock and the level of achievement of the financial performance criteria, including a market condition and a performance condition. The payout may range from 0% - 200% of the target award, depending on actual performance relative to the performance criteria. The PBUs earn dividend equivalents which are also re-measured consistent with the target award and settled in cash at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights. PBUs that were granted pursuant to the 2017 Omnibus Plan generally vest on the third December 31st following the grant date, provided the service and performance criteria are satisfied and will be settled during the subsequent quarter.
The following table shows the changes in PBUs during the year ended December 31, 2018:

Number of
Performance
Based Units
PBUs at December 31, 2017	334,386
Granted	318,781
Forfeited	(15,616)
PBUs at December 31, 2018	637,551
The aggregate fair value of PBUs as of December 31, 2018 was $18 million. At December 31, 2018, the total unrecognized compensation cost related to the PBUs is $11 million and the weighted average period over which that cost is expected to be recognized is 2 years.
Service-Based Units
The SBUs are classified as liability awards based on the cash settlement feature. The SBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock. The SBUs earn dividend equivalents which are also re-measured based on the price of Fortis common stock and settled in cash at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights. SBUs that were granted pursuant to the 2017 Omnibus Plan generally vest on the third December 31st following the grant date, provided the service criterion is satisfied and vested awards will be settled during the subsequent quarter.
The following table shows the changes in SBUs during the year ended December 31, 2018:

Number of
Service
Based Units
SBUs at December 31, 2017	257,769
Granted	247,745
Vested	(994)
Forfeited	(15,617)
SBUs at December 31, 2018	488,903
The aggregate fair value of SBUs as of December 31, 2018 is $17 million. At December 31, 2018, the total unrecognized compensation cost related to the SBUs is $9 million and the weighted average period over which that cost is expected to be recognized is 2 years.

2015 Long-Term Incentive Plan and Second Amended and Restated 2006 Long-Term Incentive Plan
Under the Merger Agreement, outstanding options to acquire common stock of ITC Holdings vested immediately prior to closing and were converted into the right to receive the difference between the Merger consideration and the exercise price of each option in cash, restricted stock vested immediately prior to closing and was converted into the right to receive the Merger consideration in cash and performance shares vested immediately prior to closing at the higher of target or actual performance through the effective time of the Merger and were converted into the right to receive the Merger consideration in cash. The per share amount of Merger consideration determined in accordance with the Merger Agreement and used for purposes of settling the share-based awards was $45.72. For the year ended December 31, 2016, we recognized approximately $41 million of expense due to the accelerated vesting of the share-based awards that occurred at the completion of the Merger. Refer to Note 1 for additional discussion regarding the Merger. As of December 31, 2018 and December 31, 2017, there were no share-based payment awards outstanding under the plans that were in effect at or before the Merger.
Employee Share Purchase Plan
Effective May 4, 2017, Fortis adopted the ESPP, which enables ITC employees to purchase common shares of Fortis stock. The ESPP allows eligible employees to contribute during any investment period between 1% and 10% of their annual base pay, with an employee’s aggregate contribution for the calendar year not to exceed 10% of annual base pay for the year. Employee contributions are made at the beginning of each quarterly investment period in either a lump sum or by means of a loan from ITC Holdings, which is repayable over 52 weeks from payroll deductions (or earlier upon certain events) and secured by a pledge on the related purchased shares. ITC Holdings contributes as additional compensation an amount equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s annual base pay and an amount equal to 10% of all dividends payable by Fortis on the Fortis shares allocated to an employee’s ESPP account. All amounts contributed to the ESPP by employees and ITC Holdings are used to purchase Fortis common shares from Fortis or in the market concurrent with the quarterly dividend payment dates of March 1, June 1, September 1 and December 1. ITC Holdings implemented the ESPP during the second quarter of 2017. The cost of ITC Holdings’ contribution for the year ended December 31, 2018 and 2017 was less than $1 million.
The ITC Holdings Employee Stock Purchase Plan in place prior to the Merger was a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation cost was recorded based on the fair market value of the purchase options at the grant date, which corresponded to the first day of each purchase period, and was recognized over the purchase period. During 2016 employees purchased 40,219 shares, resulting in proceeds from the sale of our common stock of $1 million. The total share-based compensation cost for the Employee Stock Purchase Plan was less than $1 million for the year ended December 31, 2016.
16.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines. We account for these jointly owned assets by recording property, plant and equipment for our percentage of ownership interest. Various agreements provide the authority for construction of capital improvements and the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest, and each participant is responsible for providing its own financing. Our participating share of expenses associated with these jointly held assets are primarily recorded within operation and maintenance expenses on our consolidated statements of comprehensive income.

We have investments in jointly owned utility assets as shown in the table below as of December 31, 2018:

	Net Investments (a)
(In millions)	Substations	Lines	Other
ITCTransmission (b)	$—	$29	$—
METC (c)	14	41	—
ITC Midwest (d)	37	37	5
ITC Great Plains (e)	10	23	—
Total	$61	$130	$5
____________________________

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.

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

(c)
METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous interconnection facilities agreements with various municipalities and other generators. In addition, other municipal power agencies and cooperatives have an ownership interest in several METC 345 kV transmission lines. This ownership entitles these municipal power agencies and cooperatives to approximately 608 MW of network transmission service from the METC transmission system. As of December 31, 2018, METC’s ownership percentages for jointly owned substation facilities and lines ranged from 6.3% to 92.0% and 1.0% to 41.9%, respectively.

(d)
ITC Midwest has joint sharing of several substations and transmission lines with various parties. As of December 31, 2018, ITC Midwest had net investments in jointly owned substation assets under construction of $5 million. ITC Midwest’s ownership percentages for jointly owned substation facilities and lines ranged from 28.0% to 80.0% and 11.0% to 80.0%, respectively, as of December 31, 2018.

(e)
In 2014, ITC Great Plains entered into a joint ownership agreement with an electric cooperative that has a 49.0% ownership interest in a transmission project. ITC Great Plains will construct and operate the project and the electric cooperative will be responsible for their ownership percentage of capital and operation and maintenance costs. As of December 31, 2018, ITC Great Plains’ ownership percentage in the project was 51.0%.

17.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at December 31, 2018 and December 31, 2017 and intercompany payables to Fortis and such subsidiaries of less than $1 million at December 31, 2018 and December 31, 2017.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. Such expense for both the years ended December 31, 2018 and 2017 for ITC Holdings were $8 million and less than $1 million during the year ended December 31, 2016. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were less than $1 million, $1 million and less than $1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Dividends
We paid dividends of $200 million, $300 million and $33 million during the years ended December 31, 2018, 2017 and 2016, respectively, to Investment Holdings. ITC Holdings also paid dividends of $73 million to Investment Holdings in January of 2019.
Merger
During the fourth quarter of 2016, we received $137 million from Investment Holdings for the cash settlement of the share-based awards that vested at the consummation of the Merger as described in Note 1 and Note 15.
18.    COMMITMENTS AND CONTINGENT LIABILITIES
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
Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties that we own or operate have been used for many years and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained PCBs. Our facilities and equipment are often situated on or near property owned by others so that, if they are the source of contamination, others’ property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that we do not own and transmission assets that we own or operate are sometimes commingled at our transmission stations with distribution assets owned or operated by our transmission customers.
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
Rate of Return on Equity Complaints
Two complaints have been filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. The complaints were filed with the FERC under Section 206 of the FPA requesting that the FERC find the MISO regional base ROE rate (the “base ROE”) for all MISO TO’s, including our MISO Regulated Operating Subsidiaries, to no longer be just and reasonable.

A summary of the two complaints is as follows:

Complaint	15-Month Refund Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by the FERC at Time of Complaint Filing Date (a)	Base ROE Subsequently Authorized by the FERC for the Initial Complaint Period and also effective for the period from September 28, 2016 to current (a)	Reserve (Pre-Tax and Including Interest) as of December 31, 2018 (in millions)
Initial	11/12/2013 - 2/11/2015	12.38%	10.32%	$—	(b)
Second	2/12/2015 - 5/11/2016	12.38%	N/A	151
____________________________

(a)
The ROE collected through the MISO Regulated Operating Subsidiaries’ rates during the period November 12, 2013 through September 27, 2016, a portion of which was later refunded to customers for the period of the Initial Complaint, consisted of a base ROE of 12.38% plus applicable incentive adders.

(b)
In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order.

Initial Complaint
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed the Initial Complaint with the FERC under Section 206 of the FPA requesting that the FERC find the then current 12.38% MISO base ROE for all MISO TOs, including our MISO Regulated Operating Subsidiaries, to no longer be just and reasonable. The complainants sought a FERC order reducing the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries to 9.15%, reducing the equity component of our capital structure and terminating the ROE adders approved for certain Regulated Operating Subsidiaries. The FERC set the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint.
On September 28, 2016, the FERC issued the September 2016 Order that set the base ROE at 10.32% with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015. Additionally, the base ROE established by the September 2016 Order was to be used prospectively from the date of that order until a new approved base ROE was established by the FERC. The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds, which were completed in 2017. On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis.
Second Complaint
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
On June 30, 2016, the presiding ALJ issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. On September 29, 2017, certain MISO transmission owners, including our MISO Regulated Operating Subsidiaries, filed a motion for the FERC to dismiss the Second Complaint. As of December 31, 2018, we had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million for the Second Complaint.

The recognition of the obligations associated with the complaints resulted in the following impacts:

	Year Ended December 31, 2018
(In millions)	2018	2017	2016
Revenue (increase) reduction	$(1)	$—	$80
Interest expense increase	7	6	10
Estimated net income reduction (a)	4	3	55
____________________________

(a)	Includes an effect on net income of $27 million for the year ended December 31, 2016 for revenue initially recognized in 2015, 2014 and 2013.
Prior to the filing of the MISO ROE complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. In resolving these complaints, the FERC adopted a methodology for establishing base ROE rates based on a two-step DCF analysis. This methodology provided the precedent for the FERC ruling on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. In April 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders that established and applied the two-step DCF methodology for the determination of base ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. The FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. The FERC issued a similar order, the November 2018 Order, in the MISO TO base ROE complaint proceedings establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the MISO TOs’ ROE, including our MISO Regulated Operating Subsidiaries. Briefs in the New England proceedings were filed on January 11, 2019 and briefs in the MISO proceedings were filed on February 13, 2019. Reply briefs for both the MISO and New England matters are due to be filed during the first half of 2019.
The November 2018 Order included illustrative calculations for the ROE that may be established for the Initial Complaint, using the FERC's proposed methodology with financial data from the proceedings related to that complaint. If the results of these illustrative calculations are confirmed in a final FERC order, then the application of the base ROE and the maximum ROE would not have a significant adverse impact on our financial condition, results of operations and cash flows.
Although the November 2018 Order provided illustrative calculations, the FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and could change, as significant changes to the methodology by the FERC are possible as a result of the paper hearing process. Until there is more certainty around the ultimate resolution of these matters, we cannot reasonably update an estimated range of gain or loss for any of the complaint proceedings or estimate a range of gain or loss for the period subsequent to the end of the Second Complaint refund period. The November 2018 Order and our response to the order through briefs filed on February 13, 2019 do not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint refund periods nor all subsequent periods, and we believe that the risk of additional material loss beyond amounts already accrued is remote.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.32% established in the September 2016 Order on the Initial Complaint plus applicable incentive adders. See Note 6 to the consolidated financial statements for a summary of incentive adders for transmission rates.
As of December 31, 2018, our MISO Regulated Operating Subsidiaries had a total of approximately $4 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $4 million.
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $125 million for the period from 2019 through 2022. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
Purchase Obligations and Leases
At December 31, 2018, we had purchase obligations of $49 million representing commitments for materials, services and equipment that had not been received as of December 31, 2018, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $48 million is expected to be paid in 2019, with the majority of the items related to materials and equipment that have long production lead times.
We have operating leases for office space, equipment and storage facilities. We recognize expenses relating to our operating lease obligations on a straight-line basis over the term of the lease. We recognized rent expense of $1 million for each of the years ended December 31, 2018, 2017 and 2016 recorded in general and administrative expenses as well as operation and maintenance expenses. These amounts and the amounts in the table below do not include any expense or payments to be made under the METC Easement Agreement described below under “Other Commitments — METC — Amended and Restated Easement Agreement with Consumers Energy.”
Future minimum lease payments under the leases at December 31, 2018 are:

(In millions)
2019	$1
2020	1
2021	1
2022	—
2023 and thereafter	1
Total minimum lease payments	$4
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
Amended and Restated Easement Agreement. Under the Easement Agreement, Consumers Energy provides METC with an easement to the land on which a majority of METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity for Consumers Energy and others are located. METC pays Consumers Energy $10 million in annual rent per year for the easement and also pays for any rentals, property, taxes, and other fees related to the property covered by the Easement Agreement. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expenses.
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
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.4%, 23.1% and 26.6%, respectively, or $248 million, $269 million and $309 million, respectively, of our consolidated billed revenues for the year ended December 31, 2018. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2016 revenue accruals and deferrals and exclude any amounts for the 2018 revenue accruals and deferrals that were included in our 2018 operating revenues but will not be billed to our customers until 2020. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
The financial results of ITC Interconnection are currently not material to our consolidated financial statements, including billed revenues.
19.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated statements of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
(In millions)	2018	2017	2016	2015
Cash and cash equivalents	$6	$66	$8	$14
Restricted cash included in:
Other non-current assets	4	2	3	1
Total cash, cash equivalents and restricted cash	$10	$68	$11	$15
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flow Information
The following table presents certain supplementary cash flows information for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
(In millions)	2018	2017	2016
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$223	$213	$190
Income taxes paid	—	—	23
Income tax refunds received (b)	13	1	129
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (c)	94	87	93
Allowance for equity funds used during construction	33	33	35
____________________________

(a)	Amount for the year ended December 31, 2017 includes $9 million of interest paid associated with the Initial Complaint. See Note 18 for information on the Initial Complaint.

(b)	Amount for the year ended December 31, 2016 includes the income tax refund of $128 million received from the IRS in August 2016, which resulted from the election of bonus depreciation.

(c)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2018, 2017 or 2016, respectively, but have been or will be included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

Excess tax benefits are recognized as an adjustment to income tax expense in the consolidated statements of comprehensive income. Cash retained as a result of those excess tax benefits is presented in the consolidated statements of cash flows as cash inflows from operating activities.
20.    SEGMENT INFORMATION
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2018	Subsidiaries	and Other	Eliminations	Total
(In millions)
Operating revenues	$1,185	$—	$(29)	$1,156
Depreciation and amortization	179	1	—	180
Interest expense, net	110	114	—	224
Income (loss) before income taxes	585	(144)	—	441
Income tax provision (benefit)	148	(37)	—	111
Net income	437	330	(437)	330
Property, plant and equipment, net	7,901	9	—	7,910
Goodwill	950	—	—	950
Total assets (a)	9,224	4,977	(4,872)	9,329
Capital expenditures	773	—	(4)	769

	Regulated
	Operating	ITC Holdings	Reconciliations/
2017	Subsidiaries	and Other	Eliminations	Total
(In millions)
Operating revenues	$1,241	$—	$(30)	$1,211
Depreciation and amortization	168	1	—	169
Interest expense, net	104	120	—	224
Income (loss) before income taxes	664	(149)	—	515
Income tax provision (benefit)	207	(11)	—	196
Net income	457	319	(457)	319
Property, plant and equipment, net	7,299	10	—	7,309
Goodwill	950	—	—	950
Total assets (a)	8,688	4,799	(4,664)	8,823
Capital expenditures	761	—	(6)	755

	Regulated
	Operating	ITC Holdings	Reconciliations/
2016	Subsidiaries (b)	and Other	Eliminations	Total
(In millions)
Operating revenues	$1,140	$1	$(16)	$1,125
Depreciation and amortization	157	1	—	158
Interest expense, net	99	112	—	211
Income (loss) before income taxes	597	(254)	—	343
Income tax provision (benefit)	227	(130)	—	97
Net income	371	246	(371)	246
Property, plant and equipment, net	6,687	11	—	6,698
Goodwill	950	—	—	950
Total assets (a)	8,162	4,503	(4,442)	8,223
Capital expenditures	758	—	(8)	750
____________________________

(a)
Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in our consolidated statements of financial position.

(b)	Amounts include the results of operations and capital expenditures from ITC Interconnection for the period June 1, 2016 through December 31, 2016.

21.    SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year
2018
Operating revenues	$279	$290	$295	$292	$1,156
Operating income	154	163	163	155	635
Net income	82	79	89	80	330
2017
Operating revenues	$298	$303	$299	$311	$1,211
Operating income	173	177	175	185	710
Net income	80	81	82	76	319

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
Our Bylaws provide for the election of directors at each annual meeting of shareholders. Each director serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her resignation or removal.
Pursuant to the Merger Agreement and the Shareholders Agreement, the Board must consist of the Chief Executive Officer of the Company (Ms. Apsey), a representative of Eiffel, the GIC subsidiary that is a minority investor in Investment Holdings (Mr. Evenden), a minority of representatives of Fortis (Messrs. Perry and Laurito) and a majority of directors who are independent of Fortis. All directors must be independent of any “market participant” in MISO and SPP and a majority of the directors must be “independent” as defined in the Shareholders Agreement. See “Item 13 Certain Relationships And Related Transactions, And Director Independence — Director Independence.”
Linda H. Apsey, 49. Ms. Apsey became President and Chief Executive Officer of the Company in November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our five Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s five Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey served as Executive Vice President and Chief Business Officer of the Company from June 2007 until February 2015. In this role, Ms. Apsey was responsible for managing each of our Regulated Operating Subsidiaries and the necessary business support functions, including regulatory strategy, federal and state legislative affairs, community government affairs, human resources, and marketing and communications. Prior to this appointment, Ms. Apsey served as our Senior Vice President - Business Strategy and was responsible for managing regulatory affairs, policy development, internal and external communications, community affairs and human resource functions. Ms. Apsey was Vice President - Business Strategy from March 2003 until she was named Senior Vice President in February 2006. Prior to joining the Company, Ms. Apsey was the Manager of Transmission Policy and Business Planning at ITCTransmission for two years when it was a subsidiary of DTE Energy and was a supervisor in the regulatory affairs department of DTE Energy’s Detroit Edison subsidiary for two years. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc.
Robert A. Elliott, 63. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott is currently the Chairman of the Board of UNS Energy Corporation, a subsidiary of Fortis, and has been a board member of that company since 2014. Mr. Elliott currently serves on the board of directors of AAA CSAA Insurance and AAA Auto Club Partners and is the Chair of the board of directors of AAA Mountain West Group and has been a board member of that company since 2016. He previously served on the board of directors of AAA Arizona Inc. from 2007 to 2016 and was Lead Director of Unisource Energy Inc. from 2010 to 2014. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors.
Albert Ernst, 69. Mr. Ernst became a director of the Company in January 2017. Mr. Ernst was also a member of the ITC Holdings Board of Directors from August 2014 through the closing of the Merger in October 2016. Mr. Ernst is a retired member of the law firm of Dykema Gossett PLLC, where he also served as director of Dykema’s Energy Industry Group. His experience with companies in the public utility, energy, transmission, telecommunications and rural electric cooperative fields spans more than three decades. With Dykema, Mr. Ernst worked with leading energy clients including our subsidiaries, ITCTransmission and METC. He also served as a consultant on utility-related matters to the U.S. Department of Defense, the DOE and the General Services Administration. Mr. Ernst currently serves on the board of the Sarasota Jewish Housing Council and Foundation, the board of the Sarasota Jewish Federation and is the Chairman of the Sarasota Life and Legacy Project. The Board selected Mr. Ernst to serve as a director due to his lifelong career in the energy industry, as well as his invaluable experience with public utility and energy matters and decades of experience in the practice of law.
Rhys D. Evenden, 45. Mr. Evenden became a director of the Company in October 2016. Mr. Evenden is the Head of Infrastructure — North America, GIC and has served in this position since January 2014. In this role he heads the North American infrastructure team, which is responsible for acquisitions and asset management for a portfolio of power, utility, midstream and transportation assets. Prior to rejoining GIC in January 2014, Mr. Evenden was a Principal at QIC Global Infrastructure. From March 2007 until December 2011, he served as a Senior Vice President at GIC Special Investments (GICSI) in London. Mr. Evenden joined GICSI from BAA Limited, where he served as Head of Business Development for outside terminal businesses across BAA Limited’s airports. Mr. Evenden currently serves on the board of directors of Oncor Electric Delivery Company, Texas Transmission Holdings Company and Bronco Holdings LLC. He previously served on the board of Starwest Generation, Yorkshire Water and its parent Kelda Holdings and as an alternate director on the board of Thames Water. Mr. Evenden was appointed as a member of our Board of Directors by Eiffel.
James P. Laurito, 62. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito has served as Fortis’ Executive Vice President, Business Development since April 2016. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito has been Chairman of the Hudson Valley Economic Development Corporation since January 1, 2015 and currently serves on the board of Fortis’ UNS Energy Corporation subsidiary.
Barry V. Perry, 54. Mr. Perry became a director of the Company in October 2016. Mr. Perry is President and Chief Executive Officer of Fortis and has served as such since January 2015. Prior to his current position at Fortis,

Mr. Perry served as President from June 30, 2014 to December 31, 2014 and prior to that served as Vice President, Finance and Chief Financial Officer since 2004. Mr. Perry joined the Fortis organization in 2000 as Vice President, Finance and Chief Financial Officer of Newfoundland Power Inc. Mr. Perry currently serves as a director of the Fortis utility subsidiaries, FortisBC and UNS Energy Corporation.
Sandra E. Pierce, 60. Ms. Pierce became a director of the Company in January 2017. Ms. Pierce is Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Prior to joining FirstMerit, Ms. Pierce served as Midwest Regional Executive, President and CEO for Charter One Bank, Michigan, a division of RBS Citizens, N.A. from 2004 to 2012. Ms. Pierce currently serves as a board member of Barton Malow Enterprises, Penske Automotive Group and American Axle & Manufacturing, Inc. She also serves as the current chair of the Detroit Financial Advisory Board and the chair of the Henry Ford Health System. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 63. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired, and from 2009 to 2013 served on the board of Stark Bank Group and First American Bank. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. The Board has determined that Mr. Prust is an “audit committee financial expert”, as that term is defined under SEC rules.
A. Douglas Rothwell, 62. Mr. Rothwell became a director of the Company in October 2017. Since 2005 Mr. Rothwell has served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 75 CEOs. From 2003 to 2005, Mr. Rothwell was the Executive Director of Worldwide Real Estate for General Motors where he managed their 400 million square foot global real estate portfolio. From 1993 to 2002, Mr. Rothwell was the President and Chief Executive Officer of the Michigan Economic Development Corporation, an organization he founded and directed to manage the state’s business development, innovation, tourism and community development programs. Mr. Rothwell currently chairs the Michigan Economic Development Corporation, chairs the American Center for Mobility, is chair-elect of the University of North Carolina at Chapel Hill’s Board of Visitors, and serves on the Board of Advisors for UNC athletics, and the management board of the Renaissance Venture Capital Fund. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business.
Thomas G. Stephens, 70. Mr. Stephens became a director of the Company in January 2017. Mr. Stephens was also a member of the Board of Directors from November 2012 through the closing of the Merger in October 2016. Mr. Stephens retired in April 2012 from General Motors Company, a designer, manufacturer and marketer of vehicles and automobile parts, after 43 years with the company. Prior to his retirement, Mr. Stephens served as Vice Chairman and Chief Technology Officer. Mr. Stephens currently is Vice Chairman of the board of FIRST (For Inspiration and Recognition of Science and Technology in Michigan Robotics), Chairman of the Board of the Michigan Science Center and sits on the Board of Managers of Warehouse Technologies LLC and the board of directors of xF Technologies Inc. The Board selected Mr. Stephens to serve as a director because of his strong technical and engineering background as well as his experience and proven leadership capabilities assisting a large organization to achieve its business objectives.
Joseph L. Welch, 70. Mr. Welch has served as Chairman of the Board of Directors of the Company since May 2008 and as a director since 2003. He served as the Company’s President and Chief Executive Officer from 2003 until November 2016 and also served as the Company’s Treasurer from 2003 until 2009. As the founder of ITCTransmission, Mr. Welch has had overall responsibility for the Company’s vision, foundation and transformation into the first independently owned and operated electricity transmission company in the United States. Mr. Welch worked for Detroit Edison Company and other subsidiaries of DTE Energy from 1971 to 2003. During that time, he held positions of increasing responsibility in the electricity transmission, distribution, rates, load research, marketing and pricing areas, as well as regulatory affairs that included the development and implementation of regulatory strategies. Mr. Welch currently serves as a director of Fortis. The Board selected Mr. Welch to serve as a director because he previously served as the Company’s President and Chief Executive Officer and he possesses unparalleled expertise in the electric transmission business.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 49. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 44. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Prior to that, Ms. Holloway served from June 2010 until February 2015 as Director, Special Projects & Investor Relations of the Company, where she was responsible for supporting the sourcing, evaluation and execution of mergers and acquisitions and implementing investor relations strategies and objectives. Prior to joining the Company in 2004, Ms. Holloway held various finance positions at CMS Energy Corporation for five years and before that, served as a financial consultant at Arthur Andersen for three years. Ms. Holloway currently serves as a member of the Finance & Audit Committee for the Children’s Hospital of Michigan Foundation.
Jon E. Jipping, 52. Jon E. Jipping has served as Executive Vice President and Chief Operating Officer since June 2007. In this position, Mr. Jipping is responsible for leading the Company’s five Regulated Operating Subsidiaries. Mr. Jipping is also responsible for transmission system planning, system operations, engineering, supply chain, field construction and maintenance, and information technology. Prior to this appointment, Mr. Jipping served as Senior Vice President - Engineering and was responsible for transmission system design, project engineering and asset management. Mr. Jipping joined the Company as Director of Engineering in March 2003, was appointed Vice President - Engineering in 2005 and was named Senior Vice President in February 2006. Prior to joining the Company, Mr. Jipping was with DTE Energy for thirteen years. He was Manager of Business Systems & Applications in DTE Energy’s Service Center Organization, responsible for implementation and management of business applications across the distribution business unit, and held positions of increasing responsibility in DTE Energy’s Transmission Operations and Transmission Planning department. Mr. Jipping currently serves on the board of Wataynikaneyap Power PM Inc., an entity owned by FortisOntario, Inc., a subsidiary of Fortis, which was created to develop and operate transmission to connect remote First Nation communities to the electrical grid in northwestern Ontario, Canada. He also serves as the Chair of the Advisory Board of the Michigan Technological University College of Engineering and as the Chair of the Board of the North American Transmission Forum.
Christine Mason Soneral, 46. Christine Mason Soneral was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. As General Counsel, she is responsible for all corporate legal affairs and the leadership of our legal department. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation matters of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral joined the Company in September 2007 from Dykema Gossett PLLC, a national law firm where she was a member. While in private practice at Dykema from 1998 through 2007, Ms. Mason Soneral represented clients before state and federal trial courts, appellate courts and regulatory agencies. In 2014, Ms. Mason Soneral was appointed to the board of Citizens Research Council, a privately funded, not-for-profit public affairs research organization. Ms. Mason Soneral also currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and Women’s Leadership Institute.

Daniel J. Oginsky, 45. Mr. Oginsky has served as Executive Vice President and Chief Administrative Officer since May 2016. In this role, he has responsibility for the Company’s regulatory, federal affairs, marketing and communications, human resources, strategic planning and enterprise planning process, state government affairs, and local community and government affairs functions. Mr. Oginsky served as Executive Vice President, U.S. Regulated Grid Development from February 2015 to May 2016. He was responsible for leading the Company’s growth and expansion through new investments in regulated electric transmission infrastructure across the United States. Mr. Oginsky joined as our Vice President and General Counsel in November 2004, served as Senior Vice President and General Counsel since May 2009 and was named Executive Vice President and General Counsel in May 2014. In these roles, Mr. Oginsky was responsible for the legal affairs of the Company and oversaw the legal department, which included the legal, corporate secretary, real estate, contract administration and corporate compliance functions. Mr. Oginsky also served as the Company’s Secretary from November 2004 until June 2007. Prior to joining the Company, Mr. Oginsky was an attorney in private practice for five years with various firms, where his practice focused primarily on representing ITCTransmission and other energy clients on regulatory, administrative litigation, transactional, property tax and legislative matters. Mr. Oginsky currently serves as a member of the Advisory Board of Belle Tire, Inc., President of North Manitou Light Keepers, Inc. and as a member of the Board of Visitors for James Madison College at Michigan State University.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors, employees and executive officers, including our chief executive officer, chief financial officer and principal accounting officer. The Code of Conduct and Ethics, as currently in effect (together with any amendments that may be adopted from time to time), is available on our website at www.itc-holdings.com. To the extent required by the Code of Conduct and Ethics or by applicable law, we will post any amendments to the Code of Conduct and Ethics and any waivers that are required to be disclosed by the rules of the SEC on our website, within the required periods.
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2018. We refer to these individuals collectively as the named executive officers or NEOs.
The Company’s named executive officers for 2018 were:

Name	Position
Linda H. Apsey	President and Chief Executive Officer
Gretchen L. Holloway	Senior Vice President and Chief Financial Officer
Jon E. Jipping	Executive Vice President and Chief Operating Officer
Daniel J. Oginsky	Executive Vice President and Chief Administrative Officer
Christine Mason Soneral	Senior Vice President and General Counsel
Executive Summary
The Governance and Human Resources Committee (the “Committee”) is responsible for determining the compensation of our NEOs and administering the plans in which the NEOs participate. The goals of our compensation system are to attract first-class executive talent in a competitive environment and to motivate and retain key employees who are crucial to our success by rewarding Company and individual performance that promotes long-term sustainable growth and increases shareholder value. The key components of our NEOs' compensation package include base salary, annual cash incentive bonuses, long-term equity incentives, as well as certain perquisites and other benefits. In determining the amount of NEO compensation, we consider competitive compensation practices of other utilities and similarly sized organizations, the executive's individual performance against objectives, the executive's responsibilities and expertise, and our performance in relation to annual goals that are designed to strengthen and enhance our value.

The Committee made the following decisions with regard to executive compensation in 2018:

•	Base salary increases. Base salary increases were provided to each of our NEOs in 2018 to reward individual performance and to remain competitive and aligned with market.

•
Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2018 performance of approximately 154.8% of target. This was based on achieving 95% of the performance targets established under the annual corporate performance bonus plan in early 2018 and achievement of certain performance factors which resulted in a bonus multiplier of 1.63. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”

•
Long-term equity incentives. We granted long-term equity incentive awards to our NEOs in March 2018. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.

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
Following the process in which Fortis selected a third-party independent consultant to perform a review of executive compensation across its three U.S. subsidiaries, the Committee engaged FW Cook, an independent compensation consultant, to conduct a comprehensive compensation program risk assessment. In September 2018, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered plan design and administration/governance risk, corporate governance and investor relations risk and talent risk.
Based on a report from FW Cook concluding that the Company’s compensation programs do not create risks that are reasonably likely to have a material adverse impact on the Company, the Committee concluded that none of our compensation programs and features contain elements that create material risk to the Company. Risk mitigating factors with respect to the Company’s compensation programs included a market competitive pay mix, the linking of pay to performance through annual cash bonus and long-term equity incentive plans, caps on annual cash bonus and long-term equity incentive plan payouts, various performance measures that are both financially and operationally focused, a compensation recoupment policy, oversight by an independent committee of directors, regular review of NEO tally sheets and engagement of an independent compensation consultant.

Benchmarking and Relationship of Compensation Elements
Benchmarking. We reviewed market competitive target pay levels from two distinct market samples, utility and general industry data, as reflected in published surveys. Pay Governance, the Committee’s independent advisor, compiled data for the following components of compensation — base salary, target annual cash bonus incentive and target long-term equity incentive, as well as target total cash compensation and target total direct compensation. Position-specific market target pay levels are reviewed for utility-specific data from the Willis Towers Watson Energy Services Executive Compensation Survey and general industry data from the Willis Towers Watson General Industry Executive Compensation Survey. For staff jobs, competitive rates were developed for each of the two distinct market reference points, as well as an average of the two market reference points. For utility operations jobs, we only used the utility-specific data due to the industry-specific nature of the roles. The market data were aged and size-adjusted using regression analysis to correspond to our adjusted revenue scope. The adjusted revenue scope accounts for our unique business model and reflects the competitive incremental revenue that would normally be embedded in rates to reflect a typical cost of goods sold factor.
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
Use of Tally Sheets. The Committee reviews tally sheets, every other year, as prepared by management and the Committee’s independent advisor, to facilitate its assessment of the total annual compensation of our NEOs. The tally sheets contain annual cash compensation (salary and bonuses), long-term equity incentives, benefit contributions and perquisites. In addition, the tally sheets include retirement program balances, outstanding vested and unvested equity values and potential severance and termination scenario values.
Pay Review Process. In addition to the Committee’s benchmarking analysis, our CEO reviewed and examined market survey compensation levels and practices, as well as individual responsibilities and performance, our compensation philosophy and other related information to develop proposed compensation for each of our NEOs. Ms. Apsey evaluated the performance of the NEOs, other than herself, and made recommendations on their salaries, target cash bonus incentive levels and long-term equity incentive awards. The Committee considered these recommendations in its decision making and conferred with its compensation consultant to understand the impact and result of any such recommendations. The Committee uses market data and recommendations from the Committee’s consultant and makes recommendations on Ms. Apsey’s salary, cash bonus incentive targets and long-term equity incentive awards to the Board of Directors. The Board of Directors (other than Ms. Apsey) evaluates Ms. Apsey’s performance and considers the Committee’s recommendations in its decision making.
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2018 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In setting executive compensation levels, the Committee retained full discretion to consider or disregard data collected through benchmarking studies. Compensation decisions also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors.
Key Components of Our NEO Compensation Program
The key components of our executive compensation program are discussed below.

•	Base Salary — provides sufficient competitive pay to attract and retain experienced and successful executives.

•	Cash Bonus Incentive — encourages and rewards contributions to our annual corporate performance goals.

•	Long Term Equity Incentives — encourages a multi-year focus on performance, rewards building long-term shareholder value and helps retain NEOs.

The other elements of our executive compensation program are discussed below under the heading “Other Components of Our Executive Compensation Program” which summarize the benefit programs that are available to our NEOs.
In aggregate, the NEOs’ target total direct compensation value (salary, annual target bonus and long-term incentive opportunities) was generally within the targeted range when compared to the blended average of the utility and general industry surveys. Base salaries are generally at the lower end of the targeted market range with target incentive opportunities set higher within the market range, which combine to provide competitive target total direct compensation around the target range of the market 50th and the 75th percentile. The Committee continues to monitor and balance competitive practice, talent needs and cost considerations when setting compensation.
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
The 2018 base salaries for the NEOs, including any year-over-year change, were:

NEO	2017 Base Salary	2018 Base Salary	Percent Increase
Linda H. Apsey	$725,000	$755,000	4.1%
Gretchen L. Holloway	350,000	370,000	5.7%
Jon E. Jipping	535,000	555,000	3.7%
Daniel J. Oginsky	450,000	468,000	4.0%
Christine Mason Soneral	365,000	378,000	3.6%
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
For 2018, financial measures plus the capital project plan determined 50% of the target bonus opportunity, while operational performance measures determined the remaining 50% of the target bonus opportunity. This reflected the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
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
Corporate performance goal criteria approved by the Committee for 2018, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.

Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2018 Results	Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is consistent with the approach used in 2017 and based on the 2018 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $161 million.	10%	$148 million	10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from the operating companies.	Target based on the 2018 Board-approved budget. Net Income from our Regulated Operating Subsidiaries at or above $433 million to achieve 10%; Net Income at or above $411 million to achieve 5%.	5% - 10%	$442 million	10%
Total				20%		20%

Safety & Compliance goals represented 20% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Infrastructure Protection.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2018 Results	Actual Payout
Safety & Compliance 20% Maximum Potential Payout	Safety as measured by lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior years and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 2 or fewer lost work day cases for injuries to Company employees and specified contract employees.	5%	0	5%
	Safety as measured by recordable incidents	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 9 or fewer recordable incidents for injuries to Company employees and specified contract employees.	5%	6	5%
	Infrastructure Protection	Maintaining cyber and physical security is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and physical space, helping protect our most important assets. Implementation of the 2018 Cyber and Physical Security Plans, as presented to and approved by the Board of Directors, each goal worth 5%.	10%	Completed	10%
Total				20%		20%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan. Achievement of targets for outage frequency were made more difficult in 2018 from previous years.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2018 Results	Actual Payout
System Performance and Capital Project Plan 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target reduced from prior year. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (13 or fewer, representing top decile performance); METC (25 or fewer, representing top decile performance); ITC Midwest (68 or fewer, representing top decile performance, no more than 57 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 13 METC - 26 ITC Midwest - 52/ 45	10%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2018 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (10) Each subsidiary target worth 5%.	15%	All high priority initiatives completed	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2018, with a threshold level also established. Complete $665M of the 2018 Capital Expenditure budget to achieve 30%; Complete $630M to achieve 15%.	15 - 30%	$779 million	30%
				60%		55%

Total Bonus (as a percent of target bonus level)				100%		95%
____________________________

(1)
We utilize adjusted net income as a criterion in measuring achievement of financial goals for our annual corporate performance bonus. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries as follows:

(in millions)	2018
Net Income of Regulated Operating Subsidiaries	$437
Adjustments Related to ROE Matters	5
Adjusted Net Income	$442

Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to shareholders, we include a performance factor under which their ACPBs may be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Achievement (1)	Multiplier	Weight	Result
Accrued Capital Investment	$715M	$779M	2.00x	25%	0.50x
Establish 5-Year Business Plan	$3.5B	Goal Met	2.00x	25%	0.50x
Adjusted Consolidated Net Income (2)	$340.5M	$342M	1.50x	25%	0.38x
Development Goals	1 Goal	Not Met	1.00x	25%	0.25x
Bonus Multiplier					1.63x
____________________________

(1)	Amounts presented are rounded to the nearest million.

(2)
We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(in millions)	2018
Net Income	$330
Development Expenses Not Included in Business Plan	7
Adjustments Related to ROE Matters	5
Adjusted Consolidated Net Income	$342
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100%. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.63x. This performance factor was applied to each executive’s ACPB to produce a final payment of approximately 154.8% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels”. Target bonus levels for 2018 were 100% of base salary for each NEO.
Ms. Apsey’s total target cash compensation is below market median. Total target cash compensation for the other NEOs is around the target range of the market 50th and 75th percentile, purposely weighted more towards performance-based compensation, which is consistent with our compensation philosophy.

Long-Term Incentives
The Committee provides and maintains a long-term equity incentive program under the 2017 Omnibus Plan. In February 2018, the Committee approved grants of SBUs and PBUs to employees, including the NEOs, based on our CEO’s recommendation (except for grants to the CEO), and also on the Committee’s assessment of the performance of the Company and the executive. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs can be earned for results in two equally-weighted measures, Total Shareholder Return (relative to a peer group) and cumulative consolidated net income, over the three-year performance period. Each unit is generally equivalent to one share of Fortis stock (as traded on the Toronto Stock Exchange) and earned units are payable in cash. Awards to the CEO were also presented to the Board of Directors by the Committee and ratified by the Board of Directors. The amounts and more detailed terms of the 2018 SBU and PBU grants made under the 2017 Omnibus Plan are described in the narrative following the Grants of Plan-Based Awards Table. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism, and further align the interests of the NEOs with the interests of the shareholder. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2018 awards were made, the award values were targeted to be:

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
Other Components of Our Executive Compensation Program
Pension Benefits. As is common in our industry and as established pursuant to our initial formation requirements included in the acquisition agreement with DTE Energy for ITCTransmission, we maintain a tax-qualified defined benefit retirement plan for eligible employees, comprised of a traditional pension component and a cash balance component. All employees, including the NEOs, participate in either the traditional component or the cash balance component. We have also established a supplemental nonqualified, noncontributory retirement benefit plan for selected management employees: the Executive Supplemental Retirement Plan, or ESRP, in which all of the NEOs participate. This plan provides for benefits that supplement those provided by our qualified defined benefit retirement plan. Benefits payable to the NEOs pursuant to the retirement plans are set by the terms of those plans. The Committee exercises no regular discretionary authority in the determination of benefits. The retirement plans may be modified, amended or terminated at any time, although no such action may reduce a NEO’s earned benefits. See “Pension Benefits” for information regarding participation by the NEOs in our retirement plans as well as a description of the terms of the plans.
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
None of the NEOs are reimbursed for income taxes associated with the value of the perquisites. The Committee continues to monitor and review the Company’s perquisite program. Perquisites are further discussed in footnote 5 to the “Summary Compensation Table”.
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
Recoupment Policy
Our Recoupment Policy provides that in the event of any restatement of financial results, our NEOs will be required to reimburse the Company for an amount equal to the sum of:

•
Any bonus or other incentive-based or equity-based compensation received, earned or recognized by the NEO during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement in excess of the amount that would have been received, earned or recognized if the restated financial results had been released instead; and

•	Any profits realized by the NEO from the sale of securities of the Company during that 12-month period.
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
Summary Compensation Table

Name	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, President & CEO	2018	$752,712	$—	$1,747,386	$1,169,118	$123,927	$66,909	$3,860,052
	2017	725,000	644,700	1,760,834	1,205,313	232,747	57,751	4,626,345
	2016	635,146	659,662	1,074,490	1,244,401	291,249	41,301	3,946,249

Gretchen L. Holloway SVP & CFO	2018	367,962	—	599,433	572,945	81,152	34,351	1,655,843
	2017	317,981	265,000	552,539	581,875	80,454	33,126	1,830,975
	2016	210,116	60,000	139,761	168,337	71,163	31,312	680,689

Jon E. Jipping, EVP & COO	2018	553,674	—	899,149	859,418	63,980	37,869	2,414,090
	2017	529,289	538,100	909,553	889,438	345,722	37,694	3,249,796
	2016	503,931	539,333	878,517	982,615	365,553	37,269	3,307,218

Daniel J. Oginsky, EVP & CAO	2018	466,685	—	758,200	724,698	51,865	36,556	2,038,004
	2017	445,327	444,150	765,053	748,125	177,356	35,972	2,615,983
	2016	424,627	454,458	740,250	827,980	213,915	35,497	2,696,727

Christine Mason Soneral, SVP & General Counsel	2018	377,204	—	612,373	585,333	66,424	35,250	1,676,584
	2017	362,404	529,899	620,551	606,813	146,625	36,378	2,302,670
	2016	351,346	524,557	612,487	695,590	135,364	35,675	2,355,019

____________________________

(1)
The compensation amounts reported in this column include, bonuses paid in connection with project milestones and retention bonuses. Bonuses paid in connection with our annual corporate performance plan are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. In 2016, the NEOs, received certain project-related bonuses in recognition of the successful completion of various transmission development milestones. In 2016, Ms. Mason Soneral received $300,000 since the Merger was closed before December 31, 2016. In 2016, all of the NEOs received 30% of their retention award due to the closing of the Merger and, in October 2017, they received the remaining 70% of their retention award. In 2017, Ms. Mason Soneral earned $162,399 in accordance with the retention payments related to her employment agreement amendment. In 2017, Ms. Holloway received a lump sum payment of $125,000 and Mr. Jipping received a lump sum payment of $11,000 due to their expanding responsibilities. These bonuses are set forth in the following table.

Name	Year	Retention Bonus ($)	Merger Completion ($)	Other Bonuses ($)	Total Bonus ($)

Linda H. Apsey	2018	$—	$—	$—	$—
	2017	644,700	—	—	644,700
	2016	276,300	—	383,362	659,662
Gretchen L. Holloway	2018	—	—	—	—
	2017	140,000	—	125,000	265,000
	2016	60,000	—	—	60,000
Jon E. Jipping	2018	—	—	—	—
	2017	527,100	—	11,000	538,100
	2016	225,900	—	313,433	539,333
Daniel J. Oginsky	2018	—	—	—	—
	2017	444,150	—	—	444,150
	2016	190,350	—	264,108	454,458
Christine Mason Soneral	2018	—	—	—	—
	2017	529,899	—	—	529,899
	2016	157,500	300,000	67,057	524,557

(2)
The amounts reported in this column represent the fair value of performance shares, restricted shares, PBU awards and SBU awards granted to the NEOs under the 2017 Omnibus Plan, and the 2006 LTIP in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718.

The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the expected payout of the performance and market conditions, with the market condition fair value determined using a Monte Carlo simulation valuation model. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash, see “Grants of Plan-Based Awards.” The 2016 awards only included restricted shares; PBUs and SBUs were awarded in 2017 and 2018.

(3)
The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our annual corporate performance bonus plan in effect for each of 2018, 2017 and 2016. For information regarding the corporate goals for 2018, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."

(4)
All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 4.15% in 2016, 3.67% in 2017 and 4.39% in 2018.

(5)
All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, event tickets, personal liability insurance, personal use of company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2018, 2017 and 2016 are itemized in the table below as required by applicable SEC rules.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Other Benefits	Total
Linda H. Apsey	2018	$14,750	$25,074	$27,085	$66,909
	2017	14,400	12,752	30,599	57,751
	2016	14,300	—	27,001	41,301
Gretchen L. Holloway	2018	14,750	—	19,601	34,351
	2017	14,400	—	18,726	33,126
	2016	14,300	—	17,012	31,312
Jon E. Jipping	2018	16,500	—	21,369	37,869
	2017	16,200	—	21,494	37,694
	2016	15,900	—	21,369	37,269
Daniel J. Oginsky	2018	14,750	—	21,806	36,556
	2017	14,400	—	21,572	35,972
	2016	14,300	—	21,197	35,497
Christine Mason Soneral	2018	14,750	—	20,500	35,250
	2017	14,400	—	21,978	36,378
	2016	14,300	—	21,375	35,675
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

Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2018.

Name	Grant Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)	Target (#)(2)	Maximum (#)(2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	3/7/2018	SBU	$—	$—	$—	—	—	—	17,195	$580,159
	3/7/2018	PBU	—	—	—	17,195	34,390	78,362	—	1,167,245
		ACPB	—	755,000	1,510,000	—	—	—	—	—
Gretchen L. Holloway	3/7/2018	SBU	—	—	—	—	—	—	5,899	199,032
	3/7/2018	PBU	—	—	—	5,899	11,797	23,594	—	400,407
		ACPB	—	370,000	740,000	—	—	—	—	—
Jon E. Jipping	3/7/2018	SBU	—	—	—	—	—	—	8,848	298,532
	3/7/2018	PBU	—	—	—	8,848	17,696	35,392	—	600,627
		ACPB	—	555,000	1,110,000	—	—	—	—	—
Daniel J. Oginsky	3/7/2018	SBU	—	—	—	—	—	—	7,461	251,734
	3/7/2018	PBU	—	—	—	7,461	14,922	29,844	—	506,474
		ACPB	—	468,000	936,000	—	—	—	—	—
Christine Mason Soneral	3/7/2018	SBU	—	—	—	—	—	—	6,026	203,317
	3/7/2018	PBU	—	—	—	6,026	12,052	24,104	—	409,062
		ACPB	—	378,000	756,000	—	—	—	—	—
____________________________

(1)
The amount shown in Column (d) represents the potential payout for the ACPB based on “target bonus levels.” The amount payable assuming maximum achievement of all bonus goals is set forth in column (e). Actual dollar amounts paid are disclosed and reported in the “Summary Compensation Table” as Non-Equity Incentive Plan Compensation. For more information regarding the ACPBs, see “Compensation Discussion and Analysis — Key Components of Our NEO Compensation Program — Annual Corporate Performance Bonus.”

(2)
Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2018 Fortis peer group and (2) cumulative consolidated net income for each fiscal year during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding performance share awards, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”

(3)
Grant Date Fair Value consists of SBUs and PBUs awarded under the 2017 Omnibus Plan with a grant date of March 7, 2018. The PBUs reflected here are recorded at fair value at the date of grant, which was $33.94 per share. The SBUs reflected here are recorded at fair value at the date of grant, which was $33.74 per share. Share fair values were converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the 2017 Omnibus Plan.

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

The Committee had the power to award SBUs and PBUs in the form of equity or cash under the 2017 Omnibus Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2018 to the NEOs were made under the 2017 Omnibus Plan pursuant to terms stated in the SBU and PBU award agreements.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO in 2018 (each a “PBU Agreement”) provide generally that the award will vest on December 31, 2020 (the “Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the Vesting Date. One-half of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”) and one-half of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”). The PBUs will become earned as set forth in the following table:

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
The performance period for the award is January 1, 2018 through December 31, 2020 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2018 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following 25 U.S. and Canadian public utility companies:

Alliant Energy Corporation	Emera Incorporated	PG&E Corporation
Ameren Corporation	Entergy Corporation	Pinnacle West Capital Corporation
Atmos Energy Corporation	Eversource Energy	PPL Corporation
Canadian Utilities Limited	FirstEnergy Corp.	Public Service Enterprise Group Inc.
CenterPoint Energy Inc.	Great Plains Energy Incorporated	Sempra Energy
CMS Energy Corporation	Hydro One Limited	UGI Corp.
Consolidated Edison Inc.	NiSource Inc.	WEC Energy Group, Inc.
DTE Energy Company	OGE Energy Corp.	Xcel Energy Inc.
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

If the grantee ceases to be employed before the Vesting Date due to death or disability, the grantee will receive, following the Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the Vesting Date. If the grantee ceases to be employed before the Vesting Date due to “Retirement” or “Involuntary Termination Without Cause,” and the grantee has been in service of the Company for one year or more after the grant date, the grantee will receive, following the Vesting Date, a pro rata portion (based on the period served from the grant date to termination) of the number of PBUs to which the grantee would have otherwise been entitled. If termination occurs prior to the Vesting Date other than as a result of death, disability, Retirement or Involuntary Termination Without Cause, grantee will forfeit the award. “Involuntary Termination Without Cause” means a termination of the grantee’s employment by the Company other than due to the grantee’s death, disability, Retirement, voluntary resignation or for “Cause” (as defined in the PBU Agreement). “Retirement” is defined to mean termination of grantee’s employment with the Company upon or after attaining “normal retirement age” (as defined in the International Transmission Company Retirement Plan).
Upon a “Change of Control”, as defined in the 2017 Omnibus Plan, all outstanding PBUs become redeemable on the trading day that is immediately prior to the effective date of the consummation of the event resulting in the Change of Control (the “Change of Control Redemption Date”). In the event of a Change of Control, the payout percentage for outstanding PBUs is the product of (i) the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in the Payment Criteria Period for the award through the date on which the Change of Control occurred and the denominator of which is the total number of days in the payment criteria period for the award.
Grantees are entitled to receive additional PBUs equal to the “dividend equivalent” when a cash dividend is paid on common shares of Fortis stock (each a “Common Share”). Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of PBUs in the grantee’s account on the date that the dividends are paid, including PBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid, converted to U.S. dollars based on the Award Conversion Rate. All “dividend equivalent” PBUs shall have a Vesting Date which is the same as the Vesting Date for the PBUs in respect of which such additional PBUs are credited.
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO in 2018 (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest upon the earlier of (i) December 31, 2020 (the “Vesting Date”) or (ii) the grantee's death or disability. If the grantee ceases to be employed before the Vesting Date due to “Retirement” or “Involuntary Termination Without Cause” and the grantee has been in service of the Company for one year or more after the grant date, the grantee will receive a pro rata portion (based on the period served from the grant date to termination) of the number of SBUs to which the grantee would have otherwise been entitled. If termination occurs prior to the Vesting Date other than as a result of death, disability, Retirement or Involuntary Termination Without Cause, grantee will forfeit the award. Upon a Change of Control, all unvested SBUs are deemed to be fully vested and redeemable on the Change of Control Redemption Date. “Retirement”, “Involuntary Termination Without Cause” and “Change of Control” are defined in the same manner as defined in the description of the PBU Agreement disclosed above. Grantees are entitled to receive additional dividend equivalent SBUs in the same manner as defined in the description of the PBU Agreement disclosed above.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2018 held by the NEOs.

Name	Number of Shares or Units of Stock That Have Not Vested (#) (SBUs)	Market Value of Shares or Units of Stock That Have Not Vested ($) (SBUs) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	20,937 (2)	$698,462	41,875 (4)	$1,396,960
	17,716 (3)	591,003	35,432 (5)	1,182,005
Gretchen L. Holloway	6,570 (2)	219,165	13,140 (4)	438,366
	6,078 (3)	202,752	12,154 (5)	405,470
Jon E. Jipping	10,815 (2)	360,783	21,631 (4)	721,601
	9,116 (3)	304,111	18,232 (5)	608,223
Daniel J. Oginsky	9,097 (2)	303,487	18,194 (4)	606,938
	7,687 (3)	256,439	15,374 (5)	512,878
Christine Mason Soneral	7,376 (2)	246,155	14,758 (4)	492,311
	6,209 (3)	207,117	12,417 (5)	414,235
(1) Value was determined by multiplying the number of units that have not vested by the closing price of Fortis common stock as of December 31, 2018 ($33.36).
(2) These unvested SBUs were granted in 2017 and generally vest on December 31, 2019.
(3) These unvested SBUs were granted in 2018 and generally vest on December 31, 2020.
(4) These unvested PBUs were granted in 2017 and generally vest on December 31, 2019. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the target performance goals have been achieved.
(5) These unvested PBUs were granted in 2018 and generally vest on December 31, 2020. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the target performance goals have been achieved.
Equity grants made to NEOs in 2017 and 2018 were made pursuant to the 2017 Omnibus Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.

Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	24.58	$378,380	N/A
	ESRP Shift	N/A	35,044	N/A
	Total Qualified Plan		413,424	N/A
	ESRP	15.83	1,543,345	N/A
Gretchen Holloway	Cash Balance Component	14.95	238,432	N/A
	Total Qualified Plan		238,432	N/A
	ESRP	3.91	179,050	N/A
Jon E. Jipping	Traditional Component	28.03	1,361,010	N/A
	Total Qualified Plan		1,361,010	N/A
	ESRP	13.92	1,317,135	N/A
Daniel J. Oginsky	Cash Balance Component	14.20	299,333	N/A
	Total Qualified Plan		299,333	N/A
	ESRP	14.20	1,007,998	N/A
Christine Mason Soneral	Cash Balance Component	11.29	237,397	N/A
	Total Qualified Plan		237,397	N/A
	ESRP	11.29	536,269	N/A
____________________________

(1)
Credited service is estimated as of December 31, 2018 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.

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

(2)
The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2018 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2018. The rate at which future expected benefit payments were discounted in calculating present values was 4.39%, the same rate used for fiscal year-end 2018 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 3.15% for 2019 and 4.5% thereafter.

We assumed no NEOs would die or become disabled prior to retirement, or terminate employment with us prior to becoming eligible for benefits unreduced for early retirement. The assumed retirement age for each executive was generally the earliest age at which benefits unreduced for early retirement were available under the respective plans. For the traditional component of the defined benefit plan, that age is the earlier of (1) age 58 with 30 years of service (including service with DTE Energy), or (2) age 60 with 15 years of service. For consistency, we generally use the same assumed retirement commencement age for other benefits, including benefits expressed as an account value where the concept of benefit reductions for early retirement is not meaningful. The assumed retirement benefit commencement ages were 58 for each NEO.
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
Benefits provided under the Qualified Plan are based on compensation up to a compensation limit under the Internal Revenue Code (which was $275,000 in 2018, and is indexed in future years). In addition, benefits provided under the Qualified Plan may not exceed a benefit limit under the Internal Revenue Code (which was $220,000 payable as a single life annuity beginning at normal retirement age in 2018).

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
If a NEO has less than 30 years but more than 15 years of credited service at retirement, the benefit that would be payable at normal retirement age is reduced for commencement ages below age 60. The percentage of the normal retirement benefit payable at sample commencement ages is as follows:
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
Mr. Jipping’s annual accrued benefit payable monthly as an annuity for his lifetime, beginning at age 60, is approximately $111,700. He is fully vested.
Cash Balance Component of Qualified Plan
Mses. Apsey, Holloway and Mason Soneral and Mr. Oginsky participate in the cash balance component of the Qualified Plan. The benefits are stated as a notional account value.
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the same compensation limit as applies under the traditional component of the Qualified Plan ($275,000 in 2018). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway and Mason Soneral and Mr. Oginsky are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2018 is approximately $380,000, Ms. Holloway’s is approximately $238,000, Ms. Mason Soneral’s is approximately $237,000, and Mr. Oginsky’s is approximately $299,000.
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

Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2018, although previous shifts have continued to earn interest credits. As of year-end 2018, her ESRP shift balance was approximately $354,000.
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
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted, and confers certain tax advantages to the NEOs and us. As of December 31, 2018, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$1,548,794
Ms. Holloway	178,770
Mr. Jipping	1,327,132
Mr. Oginsky	1,007,924
Ms. Mason Soneral	536,464
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.
Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 100% of their salary and bonus. Investment earnings are based on the various investment options available under the plan, and are selected by the individual NEOs. Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Jipping elected to participate in 2018, but his deferral will be made in 2019 due to his 2018 bonus payment occurring in 2019. No other NEO currently participates in this plan.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into employment agreements with Ms. Apsey and Messrs. Jipping and Oginsky in December 2012 which superseded the employment agreements then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2018.

The employment agreements provide that each NEO will receive an annual base salary equal to their current base salary, which is subject to annual review and increase by our Board of Directors at its discretion. The employment agreements also provide that NEOs are eligible to receive an annual cash bonus, subject to our achievement of certain performance targets established by our Board of Directors, as detailed in “Compensation Discussion and Analysis.” The employment agreements also provide the NEOs with the right to participate in equity plans, employee benefit plans and retirement plans, including but not limited to welfare plans, retiree welfare benefit plans and defined benefit and defined contribution plans.
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
If a NEO’s employment is terminated by the Company without cause or by the NEO for good reason, the NEO will receive the following, subject to the NEO’s execution of a release agreement and commencing generally on the earliest date that is permitted under Section 409A of the Internal Revenue Code:

•	any accrued but unpaid compensation and benefits including:

◦	Ms. Apsey: cash balance and ESRP shift under the Qualified Plan and vested portion of ESRP balance;

◦	Mr. Jipping: annual benefit under the traditional component of the Qualified Plan and vested portion of ESRP balance; and

◦	Mr. Oginsky, Ms. Mason Soneral and Ms. Holloway: cash balance under the Qualified Plan and vested portion of ESRP balance

•	continued payment of the NEO’s then-current base salary for two years;

•
if the termination is within six months before or two years after a “Change of Control” (as defined in the employment agreements), payment of an amount equal to two times the average of the ACPBs, that were payable to the NEO for the three fiscal years immediately preceding the fiscal year in which his or her employment terminates, payable in equal installments over the period in which continued base salary payments are made;

•
a pro rata portion of the ACPB for the year of termination, based upon the Company’s actual achievement of the performance targets for such year as determined under the annual corporate performance bonus plan and paid at the time that such bonus would normally be paid;

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
Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2018.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,510,000	$3,542,243	$—	$—
Target Short-term Bonus	—	—	—	—	755,000	755,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,255,565	1,255,565	—	—
Retention Awards			—	—	—	—
Service-Based Unit Awards (7)	—	—	223,706	1,262,109	1,262,109	1,262,109
Performance-Based Unit Awards	—	—	447,423	1,287,360	2,524,275	2,524,275
Benefits and Perquisites			—
Retirement Plan	—	—	—	—	—	1,460
ESRP	—	—	—	—	—	5,449
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	29,726	29,726	—	—
Postretirement Welfare Plan (5)	—	—	544,551	544,551	—	—
Total Payout:	$—	$—	$4,035,971	$7,946,554	$4,541,384	$4,548,293

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$740,000	$1,292,141	$—	$—
Target Short-term Bonus	—	—	—	—	370,000	370,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	615,310	615,310	—	—
Service-Based Unit Awards (7)	—	—	70,195	413,330	413,330	413,330
Performance-Based Unit Awards (8)	—	—	140,402	415,461	826,675	826,675
280G Cutback	—	—	—	(858,180)	—	—
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	27,714	27,714	—	—
Total Payout:	$—	$—	$1,618,621	$1,930,776	$1,610,005	$1,610,005

Jon E. Jipping - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,110,000	$2,684,336	$—	$—
Target Short-term Bonus	—	—	—	—	555,000	555,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	922,965	922,965	—	—
Service-Based Unit Awards (7)	—	—	115,553	650,754	650,754	650,754
Performance-Based Unit Awards (8)	—	—	231,117	664,208	1,301,574	1,301,574
Benefits and Perquisites
Retirement Plan (6)	—	—	—	—	—	—
ESRP	—	—	—	—	—	9,997
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	27,582	27,582	—	—
Total Payout:	$—	$—	$2,432,217	$4,974,845	$2,507,328	$2,517,325

Daniel J. Oginsky - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$936,000	$2,261,687	$—	$—
Target Short-term Bonus	—	—	—	—	468,000	468,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	778,284	778,284	—	—
Service-Based Unit Awards (7)	—	—	97,202	548,038	548,038	548,038
Performance-Based Unit Awards (8)	—	—	194,392	559,098	1,096,055	1,096,055
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	28,719	28,719	—	—
Total Payout:	$—	$—	$2,059,597	$4,200,826	$2,112,093	$2,112,093

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$756,000	$1,645,102	$—	$—
Target Short-term Bonus	—	—	—	—	378,000	378,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	628,614	628,614	—	—
Service-Based Unit Awards (7)	—	—	78,839	443,655	443,655	443,655
Performance-Based Unit Awards (8)	—	—	157,679	452,914	887,272	887,272
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	87
ESRP	—	—	—	—	—	195
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	28,628	28,628	—	—
Total Payout:	$—	$—	$1,674,760	$3,223,913	$1,708,927	$1,709,209
____________________________

(1)
All scenarios include the value of severance. For Ms. Apsey, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits, outside of present value reductions outlined in footnote (5), and additional pension benefits upon death, have not been included in these termination scenarios but can be found in the “Pension Benefits Table”.

(2)	Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.

(3)
Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Ms. Holloway would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, a cutback in the amount of $858,180 has been reflected.

(4)
In the event of Mr. Jipping’s termination for death (pre-retirement), his spouse would receive half the 50% joint and survivor annuity under the traditional component of the Qualified Plan, also reduced to reflect a 90% early retirement factor that would apply at age 58 since Mr. Jipping does not have 30 years of service as of December 31, 2018. Under termination for death (pre-retirement), Ms. Apsey’s, Ms. Mason Soneral’s, Ms. Holloway’s, and Mr. Oginsky’s Qualified Plan benefits are payable immediately to the surviving spouse (if any) and ESRP benefits are payable to a designated beneficiary. The above termination scenarios do not reflect the reduction in present value of death benefits ($755,691 for Mr. Jipping under the Qualified Plan, $96 for Mr. Oginsky, and $653 for Ms. Holloway) compared to present value in the Pension Benefits Table.

(5)
The value of the Postretirement Welfare Plan benefit is included in involuntary termination not for cause and change in control scenarios since Ms. Apsey's employment agreement includes a provision for deemed satisfaction of the eligibility requirements when terminated under these scenarios. It is assumed she would commence her Postretirement Welfare Benefits at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 4.47%, the same rate used for fiscal year-end 2018 accounting disclosure of the Postretirement Welfare Plan.

(6)
The Pension Benefits Table assumes that Mr. Jipping would not be terminated before retirement age and no early retirement reduction was applied. In all termination scenarios, however, a 90% early retirement factor would apply at age 58 because Mr. Jipping has less than 30 years of service as of December 31, 2018. The above table does not reflect the reduction in the present value ($136,101 except for death) due to applying the 90% early retirement factor.

(7)
Under the 2017 Omnibus Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the Change of Control Redemption Date (as defined in the 2017 Omnibus Plan). In the case of Death or Disability (each as defined in the 2017 Omnibus Plan) termination, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability. In the case of Retirement or Involuntary Termination Without Cause (each as defined in the 2017 Omnibus Plan) within one year of the grant date, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be forfeited. If Retirement or Involuntary Termination Without Cause occurs one year or more after the grant date, SBUs and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from the grant date to termination.

(8)
Under the 2017 Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents accelerate on a prorated basis under a Change in Control (as defined in the 2017 Omnibus Plan), based on the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control (as defined in the 2017 Omnibus Plan). In the case of Death or Disability termination, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. Values shown in the tables above are based on target performance as an estimate of potential payments. In the case of Retirement or Involuntary Termination Without Cause within one year of the award grant date, outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited. If Retirement or Involuntary Termination Without Cause occurs one year or more after the grant date, PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination.

Upon death or disability, a NEO (or his or her estate) receives a pro rata portion of his or her current year target corporate performance bonus. All balances under the cash balance and ESRP shift components of the Qualified Plan, and the ESRP balance (vested portion only for disability), are immediately payable. If the NEO has 10 years of service after age 45, then the NEO (and his or her spouse) is eligible for retiree medical benefits.
Pay Ratio
As required by the U.S. Congress under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the SEC under Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Linda H. Apsey our CEO:
For 2018, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $145,462; and

the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $3,860,052.
Based on this information, Ms. Apsey’s 2018 annual total compensation was estimated to be 27 times the median annual total compensation for all employees, other than Ms. Apsey.
Under Item 402(u), a company is permitted to identify its “median employee” once every three years if there has been no significant change to its employee population or employee compensation arrangements that would result in a significant change to its pay ratio disclosure. Since our previous year’s pay ratio disclosure there have been no such changes that would impact our previous pay ratio disclosure and, as a result, we have used the same “median employee” identified in our previous year’s disclosure.
Using our “median employee” and Ms. Apsey, we calculated the 2018 Summary Compensation Table values for each according to SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2018.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Total ($)
(a)	(b)	(c)	(h)
Robert A. Elliott	$125,000	$—	$125,000
Albert Ernst	125,000	—	125,000
Rhys D. Evenden (2)	125,000	—	125,000
James P. Laurito	125,000	—	125,000
Barry V. Perry	125,000	—	125,000
Sandra E. Pierce	132,500	—	132,500
Kevin L. Prust	132,500	—	132,500
A. Douglas Rothwell	125,000	—	125,000
Thomas G. Stephens	132,500	—	132,500
Joseph L. Welch	150,000	—	150,000
____________________________

(1)	Includes annual Board retainer and committee chairmanship retainer, as well as a chairman fee (for Mr. Welch only).

(2)	The fees payable to Mr. Evenden are made directly to Betchworth Investment Pte. Ltd.
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
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2019, except as otherwise indicated, by:

•	each of our current directors;

•	each of the persons named in the “Summary Compensation Table” under Item 11; and

•	all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2019 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Class (%)	Fortis Number of shares Beneficially Owned (#)	Percent of Class (%)
Linda H. Apsey	—	—	53,889	*
Gretchen L. Holloway	—	—	5,522	*
Jon E. Jipping	—	—	120,000	*
Daniel J. Oginsky	—	—	72,621	*
Christine Mason Soneral	—	—	—	—
Robert A. Elliott	—	—	—	—
Albert Ernst	—	—	13,431 (2)	*
Rhys D. Evenden	—	—	—	—
James P. Laurito	—	—	17,346	—
Barry V. Perry	—	—	1,043,843 (3)	*
Sandra E. Pierce	—	—	—	—
Kevin L. Prust	—	—	—	—
A. Douglas Rothwell	—	—	—	—
Thomas G. Stephens	—	—	2,098	*
Joseph L. Welch	—	—	1,178,328 (1)	*
All current directors and executive officers as a group (15 persons)	—	—%	2,507,078	*
* Less than one percent
____________________________

(1)
The amount shown in the table does not include 534,064 shares beneficially owned by the spouse of Mr. Welch. Mr. Welch has no voting or dispositive power with respect to, and disclaims ownership of such shares.

(2)	Includes 4,234 shares owned by the spouse of Mr. Ernst.

(3)
Includes 31,410 shares owned by the spouse and children of Mr. Perry as well as 764,808 shares that may be acquired upon exercise of options that are currently exercisable or become exercisable prior to April 2, 2019.

Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2018, there were no securities authorized for issuance under any compensation plans of ITC Holdings.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
CERTAIN TRANSACTIONS
Pursuant to its charter, the Governance and Human Resources Committee is charged with monitoring and reviewing issues involving independence and potential conflicts of interest with respect to our directors and executive officers. The Committee also determines whether or not a particular relationship serves the best interest of the Company and its shareholder and whether the relationship should be continued or eliminated. In addition, our Code of Conduct and Ethics generally forbids conflicts of interest unless approved by the Board or a designated committee.
Although the Company does not have a written policy with regard to the approval of transactions between the Company and its executive officers and directors, each director and officer must annually submit a form to the General Counsel disclosing his or her conflicts or potential conflicts of interest or certifying that no such conflicts of interest exist. Throughout the year, if any transaction constituting a conflict of interest arises or circumstances otherwise change that would cause a director’s or officer’s annual conflict certification to become incorrect, the director or officer must inform the General Counsel of such circumstances. The Committee reviews existing conflicts as well as potential conflicts of interest and determines whether any further action is necessary, such as recommending to the Board whether a director or officer should be requested to offer his or her resignation. Where the Board makes a determination regarding a potential conflict of interest, a majority of the Board (excluding any interested member or members) shall decide upon an appropriate course of action. Additionally, any director or officer who has a question about whether a conflict exists must bring it to the attention of the Company’s General Counsel or Chairperson of the Committee.
Clayton Welch, Jennifer Welch, Jessica Uher and Katie Welch (each of whom is a son, daughter or daughter-in-law of Joseph L. Welch, the Company’s Chairman) were employed by us as a Senior Engineer, Fleet Manager, Manager of Corporate and Field Facilities, and Senior Accountant, respectively, during 2018 and continue to be employed by us. These individuals are employed on an “at will” basis and compensated on the same basis as our other employees of similar function, seniority and responsibility without regard to their relationship with Mr. Welch. These four individuals, none of whom resides with or is supported financially by Mr. Welch, received aggregate salary, bonus, long-term incentives and taxable perquisites for services rendered in the above capacities totaling $554,009 during 2018.
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
An independent director under the Shareholders Agreement is a director who meets all of the following requirements: (a) is elected by the shareholders of Investment Holdings; (b) is designated as an independent director by the Investment Holdings’ board and Company Board, or the shareholders of Investment Holdings; (c) is not a director that is nominated by Finn Investment Pte Ltd or any successor or permitted assign thereof and appointed as a member of the Investment Holdings’ board and Company Board in accordance with the Shareholders Agreement; (d) is not and during the three years prior to being designated as an independent director has not been any of the following: (i) a director of FortisUS or any of its affiliates (other than Investment Holdings or the Company); or (ii) an officer or employee of Investment Holdings, the Company, FortisUS or any of their affiliates; and (e) would meet the definition of “independent director” under the NYSE Listed Company Manual if such director were a member of the board of directors of Fortis, FortisUS, Investment Holdings, or the Company (assuming, in the case of FortisUS, Investment Holdings and the Company, that such entities were listed on the NYSE).
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
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2018 and 2017:

	2018	2017
Audit fees (1)	$1,813,000	$1,888,000
Audit-related fees (2)	97,000	329,000
Tax fees (3)	386,000	187,000
All other fees (4)	139,000	127,000
Total fees	$2,435,000	$2,531,000
____________________________

(1)
Audit fees were for professional services rendered for the audit of our consolidated financial statements and internal controls and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filing engagements.

(2)
Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audit of our employee benefit plans, services provided in connection with securities offerings, audits in connection with acquisitions and accounting consultations.

(3)	Tax fees were professional services for federal and state tax compliance, tax advice and tax planning, including services to support merger and acquisition activity in 2017.

(4)
All other fees were for services other than the services reported above. These services included subscriptions to the Deloitte Accounting Research Tool, attendance at Deloitte sponsored conferences and labs, assessment of our ERM Program in 2017 and due diligence work in 2018.

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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2018 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2018 and 2017
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
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

Exhibit No.	Description of Exhibit

4.35
Fifth Supplemental Indenture, dated as of August 7, 2013, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including form of bonds) (filed with Registrant’s Form 8-K on August 16, 2013)

4.36
Fifth Supplemental Indenture, dated May 16, 2014, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as Trustee (filed with Registrant’s Form 8-K on May 16, 2014)

4.38
Second Supplemental Indenture, dated as of June 4, 2014 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee, together with form of 3.65% Senior Note due 2024 (filed with Registrant’s Form 8-K on June 4, 2014)

4.39
Sixth Supplemental Indenture, dated as of May 23, 2014, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on June 10, 2014)

4.40
First Mortgage and Deed of Trust, dated as of November 12, 2014, between ITC Great Plains, LLC and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on November 26, 2014)

4.41
First Supplemental Indenture, dated as of November 12, 2014, between ITC Great Plains, LLC and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on November 26, 2014)

4.42
Seventh Supplemental Indenture, dated as of December 5, 2014, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on December 22, 2014)

4.43
Eighth Supplemental Indenture, dated as of March 18, 2015, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on April 8, 2015)

4.44
Eighth Supplemental Indenture, dated as of March 31, 2016, between Michigan Electric Transmission Company, LLC and Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on April 26, 2016)

4.45
Third Supplemental Indenture, dated as of July 5, 2016, between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee, together with form of 3.25% Note due 2026 (filed with Registrant’s Form 8-K on July 5, 2016)

4.46
Ninth Supplemental Indenture, dated as of March 15, 2017, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on April 18, 2017)

4.47
Fourth Supplemental Indenture, dated as of November 14, 2017 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee (with Form of 2.700% Notes due 2022 and Form of 3.350% Notes due 2027) (filed with Registrant’s Form 8-K on November 15, 2017)

4.48
Seventh Supplemental Indenture, dated as of March 14, 2018, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on March 29, 2018)

4.49
Tenth Supplemental Indenture, dated as of September 28, 2018, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (filed with Registrant’s Form 8-K on November 2, 2018)

4.50
Ninth Supplemental Indenture, dated as of November 28, 2018, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JP Morgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on January 15, 2019)

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

10.190	International Transmission Company Executive Deferred Compensation Plan, effective January 1, 2019

10.191	ITC Holdings Corp. Director Deferred Compensation Plan, effective January 1, 2019

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________________

*	Management contract or compensatory plan or arrangement.

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions, except share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$3	$60
Accounts receivable from subsidiaries	26	21
Intercompany tax receivable from subsidiaries	15	2
Income tax receivable	1	15
Prepaid and other current assets	1	1
Total current assets	46	99
Other assets
Investment in subsidiaries	4,733	4,461
Deferred income taxes	104	141
Other	90	96
Total other assets	4,927	4,698
TOTAL ASSETS	$4,973	$4,797
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$5	$3
Accrued compensation	30	28
Accrued interest	26	33
Other	7	5
Total current liabilities	68	69
Accrued pension and postretirement liabilities	68	74
Other	19	6
Long-term debt (net of deferred financing fees and discount of $20 and $22, respectively)	2,767	2,728
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized as of December 31, 2018, and 224,203,112 shares issued and outstanding at December 31, 2018 and 2017	892	892
Retained earnings	1,155	1,026
Accumulated other comprehensive income	4	2
Total stockholder’s equity	2,051	1,920
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,973	$4,797
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions)	2018	2017	2016
Other income (expense), net	$1	$2	$—
General and administrative expense	(7)	(11)	(121)
Taxes other than income taxes	—	(2)	—
Interest expense	(114)	(120)	(113)
LOSS BEFORE INCOME TAXES	(120)	(131)	(234)
INCOME TAX BENEFIT	(30)	(6)	(122)
LOSS AFTER TAXES	(90)	(125)	(112)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	420	444	358
NET INCOME	330	319	246
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments (net of tax of less than $1 for the year ended December 31, 2018 and $3 for the year ended December 31, 2016)	1	—	(2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1	—	(2)
TOTAL COMPREHENSIVE INCOME	$331	$319	$244
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330	$319	$246
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(420)	(444)	(358)
Dividends from subsidiaries	26	3	10
Deferred and other income taxes	(23)	67	(69)
Net intercompany tax payments from (to) subsidiaries	59	(13)	(72)
Expense for the accelerated vesting of share-based awards associated with the Merger	—	—	41
Other	2	5	25
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(4)	(4)	22
Intercompany tax receivable from subsidiaries	(13)	2	—
Income tax receivable	14	2	(17)
Intercompany tax payable to subsidiaries	—	(72)	85
Accrued compensation	2	14	(10)
Accrued taxes	2	—	(35)
Other current and non-current assets and liabilities, net	11	—	9
Net cash used in operating activities	(14)	(121)	(123)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(202)	(148)	(87)
Return of capital from subsidiaries	324	296	274
Other	(1)	(9)	(9)
Net cash provided by investing activities	121	139	178
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of discount	—	999	399
Borrowings under revolving credit agreement	37	97	126
Borrowings under term loan credit agreement	—	200	—
Net issuance of commercial paper, net of discount	—	(148)	48
Retirement of long-term debt — including extinguishment of debt costs	—	(437)	(139)
Repayments of revolving credit agreement	—	(170)	(191)
Repayments of term loan credit agreements	—	(200)	(161)
Dividends on common stock	—	—	(90)
Dividends to ITC Investment Holdings Inc.	(200)	(300)	(33)
Settlement of share-based compensation awards associated with the Merger — including cost of accelerated share-based awards	—	—	(137)
Contribution from ITC Investment Holdings Inc. for the settlement of share-based awards associated with the Merger	—	—	137
Other	(1)	(2)	(18)
Net cash (used in) provided by financing activities	(164)	39	(59)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(57)	57	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	61	4	8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$4	$61	$4
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our revolving credit agreement. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2018 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2018, the maturities of our debt outstanding were as follows:

(In millions)
2019	$—
2020	200
2021	—
2022	537
2023	250
2024 and thereafter	1,800
Total	$2,787
Refer to Note 10 to the consolidated financial statements for a description of the ITC Holdings Senior Notes, the ITC Holdings Revolving Credit Agreements, the ITC Holdings Commercial Paper Program and related items.
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $2,764 million and $2,908 million at December 31, 2018 and 2017, respectively. The total book value of the ITC Holdings Senior Notes, net of discount and deferred financing fees, was $2,730 million and $2,728 million at December 31, 2018 and 2017, respectively. At December 31, 2018, we had $37 million outstanding under our revolving credit agreements, which are variable rate loans compared to no amounts outstanding as of December 31, 2017. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described in Note 13 to the consolidated financial statements. At December 31, 2018 and 2017 ITC Holdings had no commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. At December 31, 2018, we were not in violation of any debt covenant.
3.     RELATED-PARTY TRANSACTIONS
Our related-party transactions during 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Equity contributions to subsidiaries	$202	$148	$87
Dividends from subsidiaries (a)	26	3	10
Return of capital from subsidiaries (a)	324	296	274

Net income tax payments (to) from: (b)
ITCTransmission	$39	$4	$(28)
METC	7	1	(14)
ITC Midwest	3	5	(34)
ITC Great Plains	9	11	4
ITC Interconnection	1	1	—
Other (c)	—	(35)	—
____________________________

(a)	Includes ITCTransmission, MTH, ITC Midwest and other subsidiaries.

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

4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions)	2018	2017	2016	2015
Cash and cash equivalents	$3	$60	$4	$8
Restricted cash included in:
Other non-current assets	1	1	—	—
Total cash, cash equivalents and restricted cash	$4	$61	$4	$8
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions)	2018	2017	2016
Supplementary cash flows information:
Interest paid	$117	$115	$112
Income taxes paid	—	—	23
Income tax refunds received (a)	13	1	129
Supplementary non-cash investing and financing activities:
Equity transfers from subsidiaries	—	(2)	—
____________________________

(a)	Amount for the year ended December 31, 2016 includes the income tax refund of $128 million received from the IRS in August 2016, which resulted from the election of bonus depreciation.
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 14, 2019.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LINDA H. APSEY	President and Chief Executive	February 14, 2019
Linda H. Apsey	Officer (principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 14, 2019
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ JOSEPH L. WELCH	Director and Chairman	February 14, 2019
Joseph L. Welch

/s/ ROBERT A. ELLIOTT	Director	February 14, 2019
Robert A. Elliott

/s/ ALBERT ERNST	Director	February 14, 2019
Albert Ernst

/s/ RHYS D. EVENDEN	Director	February 14, 2019
Rhys D. Evenden

/s/ JAMES P. LAURITO	Director	February 14, 2019
James P. Laurito

/s/ BARRY V. PERRY	Director	February 14, 2019
Barry V. Perry

/s/ SANDRA E. PIERCE	Director	February 14, 2019
Sandra E. Pierce

/s/ KEVIN L. PRUST	Director	February 14, 2019
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 14, 2019
A. Douglas Rothwell

/s/ THOMAS G. STEPHENS	Director	February 14, 2019
Thomas G. Stephens