Form 10-Q
period 2019-03-31
ITC Holdings Corp.
filed 2019-05-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of April 30, 2019.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2019

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“Company,” “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“2017 Omnibus Plan” are references to the Company’s February 27, 2017 long-term equity incentive plan as amended July 10, 2017;

•	“ADIT” are references to accumulated deferred income tax;

•	“AFUDC” are references to an allowance for the cost of equity and borrowings used during construction;

•	“ALJ” are references to an administrative law judge;

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“D.C. Circuit Court” are references to the U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;

•	“FASB” are references to the Financial Accounting Standards Board;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“Formula Rate” are references to a FERC-approved formula template used to calculate an annual revenue requirement;

•	“FPA” are references to the Federal Power Act;

•	“GAAP” are references to accounting principles generally accepted in the United States of America;

•	“GIC” are references to GIC Private Limited;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding ROE;

•	“Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4	$6
Accounts receivable	114	102
Inventory	31	32
Regulatory assets	12	12
Income tax receivable	—	1
Prepaid and other current assets	10	11
Total current assets	171	164
Property, plant and equipment (net of accumulated depreciation and amortization of $1,805 and $1,779, respectively)	8,053	7,910
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $40 and $39, respectively)	37	38
Regulatory assets	216	200
Other assets	70	67
Total other assets	1,273	1,255
TOTAL ASSETS	$9,497	$9,329
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$125	$106
Accrued compensation	27	30
Accrued interest	74	50
Accrued taxes	51	64
Regulatory liabilities	185	178
Refundable deposits and advances for construction	25	33
Debt maturing within one year	285	—
Other current liabilities	9	11
Total current liabilities	781	472
Accrued pension and postretirement liabilities	70	68
Deferred income taxes	752	721
Regulatory liabilities	631	640
Refundable deposits	15	13
Other liabilities	26	26
Long-term debt	5,159	5,338
Commitments and contingent liabilities (Notes 5 and 14)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2019 and December 31, 2018	892	892
Retained earnings	1,167	1,155
Accumulated other comprehensive income	4	4
Total stockholder’s equity	2,063	2,051
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,497	$9,329
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2019	2018
OPERATING REVENUES
Transmission and other services	$289	$271
Formula rate true-up	18	8
Total operating revenues	307	279
OPERATING EXPENSES
Operation and maintenance	25	23
General and administrative	38	31
Depreciation and amortization	47	44
Taxes other than income taxes	31	27
Total operating expenses	141	125
OPERATING INCOME	166	154
OTHER EXPENSES (INCOME)
Interest expense, net	59	55
Allowance for equity funds used during construction	(8)	(9)
Total other expenses (income)	51	46
INCOME BEFORE INCOME TAXES	115	108
INCOME TAX PROVISION	31	26
NET INCOME	84	82
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 11)	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	—	1
TOTAL COMPREHENSIVE INCOME	$84	$83
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
	Common Stock	Earnings	Income (Loss)	Equity
(In millions)
BALANCE, DECEMBER 31, 2017	$892	$1,026	$2	$1,920
Opening balance reclassification	—	(1)	1	—
Net income	—	82	—	82
Dividends to ITC Investment Holdings Inc.	—	(50)	—	(50)
BALANCE, MARCH 31, 2018	$892	$1,057	$3	$1,952

BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	84	—	84
Dividends to ITC Investment Holdings Inc.	—	(72)	—	(72)
BALANCE, MARCH 31, 2019	$892	$1,167	$4	$2,063
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47	44
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(21)	(14)
Deferred income tax expense	30	26
Allowance for equity funds used during construction	(8)	(9)
Other	9	3
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(9)	14
Income tax receivable	1	13
Accounts payable	—	3
Accrued compensation	—	(8)
Accrued interest	24	(1)
Accrued taxes	(13)	(14)
Other current and non-current assets and liabilities, net	(3)	14
Net cash provided by operating activities	141	153
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(178)	(176)
Other	—	7
Net cash used in investing activities	(178)	(169)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	50	225
Borrowings under revolving credit agreements	231	232
Net issuance of commercial paper, net of discount	84	—
Retirement of long-term debt	—	(100)
Repayments of revolving credit agreements	(261)	(244)
Dividends to ITC Investment Holdings Inc.	(72)	(50)
Other	2	(4)
Net cash provided by financing activities	34	59
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3)	43
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	10	68
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$7	$111
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
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2018 included in ITC Holdings’ annual report on Form 10-K for such period.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Accounting for Leases
Effective January 1, 2019, we adopted accounting guidance that requires lessees to recognize a right-of-use asset and lease liability for most leases, along with additional quantitative and qualitative disclosures. We elected to apply transition relief which permitted us to adopt the new guidance on a modified retrospective basis at the adoption date (i.e., January 1, 2019) as opposed to at the beginning of the earliest period presented in the financial statements (i.e., January 1, 2017). Therefore, while we began applying the new guidance as of January 1, 2019, prior period comparative financial statements and disclosures will continue to be presented under previous lease accounting guidance.
In connection with our adoption of the new guidance, we elected various practical expedients and made certain accounting policy elections, including:

•	a “package of three” practical expedients that must be taken together and allows us to not reassess:

•	whether any expired or existing contract is a lease or contains a lease,

•	the lease classification of any expired or existing leases, and

•	the initial direct costs for any existing leases;

•	a practical expedient that permits entities to not evaluate existing land easements at adoption that were not previously accounted for as leases; and

•	an accounting policy election to not apply the recognition requirements to short-term leases (i.e., leases with terms of 12 months or less).
Our leasing activities primarily relate to office facilities, but we also have limited leasing activity relating to equipment and storage facilities. Adoption of the guidance resulted in recognition of right-of-use lease assets of $3 million, current lease liabilities of $1 million, and non-current lease liabilities of $2 million. The adoption of this guidance did not have any impact on retained earnings or net income. We also added disclosures as a result of our adoption of the guidance; refer to Note 7 for more information on our leasing activities.

Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same consolidated statements of comprehensive income line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements. We adopted the guidance as of January 1, 2019; however adoption of the accounting standard did not have a material impact on our financial statements or disclosures as we do not currently have any existing unsettled hedging relationships.
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may, subject to further evaluation, have a material impact on our consolidated financial statements.
Pension and Other Postretirement Plan Disclosures
In August 2018, the FASB issued authoritative guidance modifying the disclosure requirements for defined benefit pension and other postretirement plans. The new guidance requires disclosures including (a) the weighted average interest credit rates used for cash balance pension plans, (b) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, and (c) an explanation of other significant changes in the benefit obligation or plan assets. In addition, the guidance removes currently required disclosures including, among others, the requirement for public entities to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of the change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The new guidance, which is effective for fiscal years ending after December 15, 2020 with early adoption permitted, is required to be adopted on a retrospective basis. We are still evaluating the impact of the new guidance on our disclosures as well as whether to early adopt this guidance.
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We are still evaluating the impact of the new guidance on our financial statements, including disclosures, as well as whether to early adopt this guidance.
3.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications including transmission services, other services revenue, and Formula Rate true-up. As other services revenue is immaterial, it is presented in combination with transmission services on the condensed consolidated statements of comprehensive income.
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
Other Services Revenue
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended March 31, 2019 and 2018 were $3 million and $1 million, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the balance sheet:

	March 31,	December 31,
(in millions)	2019	2018
Trade accounts receivable	$2	$2
Unbilled accounts receivable	101	92
Due from affiliates	1	1
Other	10	7
Total accounts receivable	$114	$102
5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 14 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and “Incentive Adders for Transmission Rates” discussed in Note 5 herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2019:

(in millions)	Total
Net regulatory liability as of December 31, 2018	$(52)
Net refund of 2017 revenue deferrals and accruals, including accrued interest	4
Net revenue accrual for the three months ended March 31, 2019	19
Net accrued interest payable for the three months ended March 31, 2019	(2)
Net regulatory liability as of March 31, 2019	$(31)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at March 31, 2019 and December 31, 2018 as follows:

	March 31,	December 31,
(in millions)	2019	2018
Current regulatory assets	$12	$12
Non-current regulatory assets	29	12
Current regulatory liabilities	(32)	(27)
Non-current regulatory liabilities	(40)	(49)
Net regulatory liability	$(31)	$(52)
Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
Effective for the period following the September 2016 Order, the authorized ROE used by ITCTransmission, METC and ITC Midwest were 11.35%, 11.35%, and 11.32%, respectively. These were inclusive of adders at ITCTransmission, METC and ITC Midwest of 150 basis points, 150 basis points and 100 basis points, respectively, subject to the maximum ROE limitation in the September 2016 Order of 11.35%. The adders at each of ITCTransmission and METC included a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. The adders at ITC Midwest included a 50 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries have sought rehearing of the FERC’s October 18, 2018 order. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.

Based on the October 18, 2018 FERC order, the authorized ROE for the MISO Regulated Operating Subsidiaries has been revised to 11.07% (10.32% base ROE with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation). See Note 14 for information regarding the ROE complaints.
ITC Great Plains
On December 19, 2018, the KCC filed a Motion to Show Cause with the FERC to reduce the ITC Great Plains adder for independent transmission ownership. The Motion to Show Cause argued that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, applies with equal force to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. On January 16, 2019, ITC Great Plains filed an answer to the Motion to Show Cause. On March 21, 2019, the FERC denied the Motion to Show Cause.
The authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Calculation of Accumulated Deferred Income Tax Balances in Projected Formula Rates
On June 21, 2018, the FERC issued an order initiating a proceeding and paper hearings, pursuant to Section 206 of the FPA, to examine the methodology used by a group of TOs, including ITCTransmission and ITC Midwest, for calculating balances of ADIT in forward-looking Formula Rates. The order is based on a previous FERC decision for another group of TOs in which the FERC concluded that the two-step averaging methodology for ADIT is no longer necessary to comply with IRS normalization rules in light of IRS guidance issued in 2017. On August 27, 2018, ITCTransmission and ITC Midwest, along with other MISO TOs, filed an initial brief in the paper hearing proceeding. In addition, on August 27, 2018, our MISO Regulated Operating Subsidiaries submitted a filing with the FERC under Section 205 of the FPA to eliminate the use of the two-step averaging methodology in the calculation of ADIT balances for the projected test year and also to modify the manner by which they calculate average ADIT balances in their annual transmission Formula Rate true-up calculation, subject to receiving guidance from the IRS to respond to the FERC order. On December 20, 2018, the FERC issued an order that (1) indicated that it did not believe it was necessary for the MISO Regulated Operating Subsidiaries to delay implementation of the template changes pending IRS approval, (2) ordered ITCTransmission and ITC Midwest to make a compliance filing to implement the changes and (3) formally instituted a proceeding against METC pursuant to Section 206 of the FPA to implement the changes. On January 22, 2019, ITCTransmission and ITC Midwest submitted their compliance filing, and METC submitted revised tariff sheets in a filing with the FERC under Section 205 of the FPA to comply with the FERC’s order. The MISO Regulated Operating Subsidiaries’ filings also included tariff revisions to carry proration to their true ups. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 14 for a discussion of the ROE complaints.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2019 and December 31, 2018, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $21 million and $22 million (net of accumulated amortization of $38 million and $37 million) as of March 31, 2019 and December 31, 2018, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both March 31, 2019 and December 31, 2018.

We recognized $1 million of amortization expense of our intangible assets during each of the three month periods ended March 31, 2019 and 2018. For the balance of intangible assets recorded as of March 31, 2019, we expect the annual amortization of these assets to be $3 million per year for each of the next five years.
7.    LEASES
We enter into operating leases where we are the lessee, primarily for office facilities, equipment, and storage facilities. When a contract contains a lease such that it conveys the right to control the use of an identified asset for a period of time in exchange for consideration, we measure the right-of-use assets and lease liabilities at the present value of future lease payments. We calculate the present value using our incremental borrowing rate, which is a secured interest rate based on the remaining lease term. Our lease payments are substantially all fixed and in some cases escalate according to schedule. Our office facility leases may have lease components and non-lease components which are accounted for as a single lease component. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize expenses related to our operating lease obligations on a straight-line basis over the term of the lease. Operating lease cost for the three months ended March 31, 2019 was less than $1 million.
The following table shows the undiscounted future minimum lease payments under our operating leases at March 31, 2019 reconciled to the corresponding discounted lease liabilities presented in our condensed consolidated interim financial statements:

Future Minimum Lease Payments	(in millions)
2019 (excluding three months ended 3/31/2019)	$—
2020	1
2021	1
2022	—
2023	1
2024 and beyond	—
Total lease payments	3
Difference between undiscounted cash flows and discounted cash flows	—
Present value of lease liabilities	3
Less: Current operating lease liabilities	(1)
Noncurrent operating lease liabilities	$2
Leases are presented in the condensed consolidated statements of financial position as follows:

(in millions)	Classification	March 31, 2019
Operating Lease Assets	Other assets	$3
Current Operating Lease Liabilities	Other current liabilities	1
Noncurrent Operating Lease Liabilities	Other liabilities	2
Disclosures Related to Periods Prior to Adoption of the New Lease Guidance
Operating lease costs for the three months ended March 31, 2018 were less than $1 million. Undiscounted future minimum lease payments under the operating leases at December 31, 2018 were as follows:

(in millions)
2019	$1
2020	1
2021	1
2022	—
2023 and thereafter	1
Total minimum lease payments	$4

Supplementary Lease Information

Three months ended March 31, 2019
Weighted-average remaining lease term (years)	4.8
Weighted-average discount rate	4.6%
8.    DEBT
ITC Holdings
During the three months ended March 31, 2019, ITC Holdings reclassified long-term debt of $200 million for our 5.50% Senior Notes due January 15, 2020 to debt maturing within one year in the condensed consolidated statements of financial position.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of March 31, 2019, ITC Holdings had $85 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 2.8% and weighted average remaining days to maturity of 7 days. The amount outstanding as of March 31, 2019 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2018, ITC Holdings did not have any commercial paper outstanding.
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
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At March 31, 2019, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At March 31, 2019, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITCTransmission	100	48	52		3.6%	0.10%
METC	100	36	64		3.4%	0.10%
ITC Midwest	225	56	169		3.4%	0.10%
ITC Great Plains	75	38	37		3.4%	0.10%
Total	$900	$178	$722
____________________________

(a)	Included within long-term debt.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $315 million as of March 31, 2019.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2019, we were not in violation of any debt covenant.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost though we may contribute additional amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. We expect to contribute $4 million to the retirement plan in 2019.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $1 million to the supplemental benefit plans in 2019.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended
	March 31,
(in millions)	2019	2018
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net pension cost	$2	$2

The components of net pension cost other than the service cost component are included in Other Expenses (Income) in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $9 million to the postretirement benefit plan in 2019.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended
	March 31,
(in millions)	2019	2018
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net postretirement cost	$2	$2
The components of net postretirement cost other than the service cost component are included in Other Expenses (Income) in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million for each of the three months ended March 31, 2019 and 2018.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$50	$—	$—
Mutual funds — equity securities	6	—	—
Total	$56	$—	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	49	—	—
Mutual funds — equity securities	5	—	—
Total	$55	$—	$—
As of March 31, 2019 and December 31, 2018, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 9. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2019 and 2018. See Note 6 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $5,429 million and $5,186 million at March 31, 2019 and December 31, 2018, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $5,181 million and $5,130 million at March 31, 2019 and December 31, 2018, respectively.
Revolving Credit Agreements
At March 31, 2019 and December 31, 2018, we had a consolidated total of $178 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

11.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three months ended
	March 31,
(in millions)	2019	2018
Balance at the beginning of period	$4	$2
Derivative instruments
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	1
Total other comprehensive income, net of tax	—	1
Balance at the end of period	$4	$3
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2020 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
12. SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
2017 Omnibus Plan
On March 6, 2019, pursuant to the 2017 Omnibus Plan, we granted 348,904 PBUs and 270,505 SBUs. Each PBU and SBU granted will be valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. The awards vest on the date specified in a particular grant agreement, provided the service and performance criteria, as applicable, are satisfied. The PBUs and SBUs earn dividend equivalents which are also re-measured consistent with the target award and settled in cash at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
The aggregate fair value of all tranches of PBUs and SBUs as of March 31, 2019 was $32 million and $28 million, respectively. At March 31, 2019, the total unrecognized compensation cost related to the PBUs and SBUs was $21 million and $17 million, respectively.
Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. The cost of ITC Holdings’ contribution for each of the three months ended March 31, 2019 and 2018 was less than $1 million.
13.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at March 31, 2019 and December 31, 2018 and intercompany payables to Fortis and such subsidiaries of less than $1 million at March 31, 2019 and December 31, 2018.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended March 31, 2019 and 2018 for ITC Holdings was $3 million and $2 million, respectively. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were less than $1 million for each of the three months ended March 31, 2019 and 2018.
Dividends
During the three months ended March 31, 2019 and 2018, we paid dividends of $72 million and $50 million, respectively, to Investment Holdings. We also paid dividends of $73 million to Investment Holdings in April 2019.

Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly owned subsidiary of Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive any tax-related payments to Investment Holdings. We did not make or receive any tax-related payments during the three months ended March 31, 2019.
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

A summary of the two complaints is as follows:

Complaint	15-Month Refund Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by the FERC at Time of Complaint Filing Date (a)	Base ROE Subsequently Authorized by the FERC for the Initial Complaint Period and also effective for the period from September 28, 2016 to current (a)	Reserve (Pre-Tax and Including Interest) as of March 31, 2019 (in millions)
Initial	11/12/2013 - 2/11/2015	12.38%	10.32%	$—	(b)
Second	2/12/2015 - 5/11/2016	12.38%	N/A	153
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

Initial Complaint
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed the Initial Complaint with the FERC. The complainants sought a FERC order to reduce the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries to 9.15%, reducing the equity component of our capital structure and terminating the ROE adders approved for certain Regulated Operating Subsidiaries. The FERC set the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint.
On September 28, 2016, the FERC issued the September 2016 Order that set the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015. Additionally, the base ROE established by the September 2016 Order was to be used prospectively from the date of that order until a new approved base ROE was established by the FERC. The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds, which were completed in 2017. On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis.
Second Complaint
On February 12, 2015, the Second Complaint was filed with the FERC by Arkansas Electric Cooperative Corporation, Mississippi Delta Energy Agency, Clarksdale Public Utilities Commission, Public Service Commission of Yazoo City and Hoosier Energy Rural Electric Cooperative, Inc., seeking a FERC order to reduce the base ROE used in the formula transmission rates of our MISO Regulated Operating Subsidiaries to 8.67%, with an effective date of February 12, 2015.
On June 30, 2016, the presiding ALJ issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. On September 29, 2017, certain MISO TO’s, including our MISO Regulated Operating Subsidiaries, filed a motion for the FERC to dismiss the Second Complaint. We had recorded an aggregate estimated current regulatory liability in the condensed consolidated statements of financial position of $153 million and $151 million as of March 31, 2019 and December 31, 2018, respectively, for the Second Complaint.
The recognition of the obligations associated with the complaints resulted in the following impacts:

	Three months ended
	March 31,
(in millions)	2019	2018
Interest expense increase	$2	$2
Estimated net income reduction	1	1
Prior to the filing of the MISO ROE complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. In resolving these complaints, the FERC adopted a methodology for establishing base ROE rates based on a two-step DCF analysis. This methodology provided the precedent for the FERC ruling on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. In April 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders that established and applied the two-step DCF methodology for the determination of base ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. The FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. The FERC issued a similar order, the November 2018 Order, in the MISO TO base ROE complaint proceedings establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the MISO TOs’ ROE, including our MISO Regulated Operating Subsidiaries. Briefs and reply briefs in the New England proceedings were filed on January 11, 2019 and March 8, 2019, respectively. Briefs and reply briefs in the MISO proceedings were filed on February 13, 2019 and April 10, 2019, respectively.
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
Although the November 2018 Order provided illustrative calculations, the FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and could change, as significant changes to the methodology by the FERC are possible, as a result of the paper hearing process. Until there is more certainty around the ultimate resolution of these matters, we cannot reasonably update an estimated range of gain or loss for any of the complaint proceedings or estimate a range of gain or loss for the period subsequent to the end of the Second Complaint refund period. The November 2018 Order and our response to the order through briefs and reply briefs filed on February 13, 2019 and April 10, 2019, respectively, do not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint refund periods nor all subsequent periods, and we believe that the risk of additional material loss beyond amounts already accrued is remote.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.32% established in the September 2016 Order on the Initial Complaint plus applicable incentive adders. See Note 5 for a summary of incentive adders for transmission rates.
As of March 31, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $125 million for the period from 2019 through 2023. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
15.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(in millions)	2019	2018	2018	2017
Cash and cash equivalents	$4	$110	$6	$66
Restricted cash included in:
Other non-current assets	3	1	4	2
Total cash, cash equivalents and restricted cash	$7	$111	$10	$68

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Three months ended
	March 31,
(in millions)	2019	2018
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$32	$53
Income tax refunds received	1	13
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	109	92
Allowance for equity funds used during construction	8	9
Right-of-use assets obtained in exchange for new operating lease liabilities	3	—
____________________________

(a)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2019 or 2018, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

16.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in millions)	2019	2018
Regulated Operating Subsidiaries	$317	$287
Intercompany eliminations	(10)	(8)
Total Operating Revenues	$307	$279

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(in millions)	2019	2018
Regulated Operating Subsidiaries	$151	$143
ITC Holdings and other	(36)	(35)
Total Income Before Income Taxes	$115	$108

	Three months ended
NET INCOME:	March 31,
(in millions)	2019	2018
Regulated Operating Subsidiaries	$111	$106
ITC Holdings and other	84	82
Intercompany eliminations	(111)	(106)
Total Net Income	$84	$82

TOTAL ASSETS:	March 31,	December 31,
(in millions)	2019	2018
Regulated Operating Subsidiaries	$9,395	$9,224
ITC Holdings and other	5,043	4,977
Reconciliations / Intercompany eliminations (a)	(4,941)	(4,872)
Total Assets	$9,497	$9,329
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2018:

•
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

•	A cyber attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Adverse changes in our credit ratings may negatively affect us.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the three months ended March 31, 2019 or that may affect future results include:

•
Our capital expenditures of $178 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2019 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and repayments as described in Note 8 to the condensed consolidated interim financial statements, including issuance of Senior Secured notes by METC and borrowings under our revolving credit agreements and commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•
Our MISO Regulated Operating Subsidiaries had an estimated current regulatory liability of $153 million as of March 31, 2019 for the potential refund relating to the Second Complaint, as described in Note 14 to the condensed consolidated interim financial statements; and

•
On March 21, 2019, the FERC issued two notices of inquiry seeking comments on (1) whether and how policies concerning the determination of the base ROE for electric utilities should be modified, and (2) its electric transmission incentives policy.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Rate of Return on Equity Complaints
Two complaints have been filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROEs in MISO. See Note 14 to the condensed consolidated interim financial statements for a summary of the complaints and related proceedings.
In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order. As of March 31, 2019 we had recorded an aggregate estimated current regulatory liability in the condensed consolidated statements of financial position of $153 million for the Second Complaint. The recognition of the obligations associated with the complaints resulted in the following impacts:

	Three months ended
	March 31,
(in millions)	2019	2018
Interest expense increase	$2	$2
Estimated net income reduction	1	1
Prior to the filing of the MISO ROE complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. In resolving these complaints, the FERC adopted a methodology for establishing base ROE rates based on a two-step DCF analysis. This methodology provided the precedent for the FERC ruling on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. In April 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders that established and applied the two-step DCF methodology for the determination of base ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposes a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. The FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. The FERC issued a similar order, the November 2018 Order, in the MISO TO base ROE complaint proceedings establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the MISO TOs’ ROE, including our MISO Regulated Operating Subsidiaries. Briefs and reply briefs in the New England proceedings were filed on January 11, 2019 and March 8, 2019, respectively. Briefs and reply briefs in the MISO proceedings were filed on February 13, 2019 and April 10, 2019, respectively.
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
Although the November 2018 Order provided illustrative calculations, the FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and could change, as significant changes to the methodology by the FERC are possible, as a result of the paper hearing process. Until there is more certainty around the ultimate resolution of these matters, we cannot reasonably update an estimated range of gain or loss for any of the complaint proceedings or estimate a range of gain or loss for the period subsequent to the end of the Second Complaint refund period. The November 2018 Order and our response to the order through briefs and reply briefs filed on February 13, 2019 and April 10, 2019, respectively, do not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint refund periods nor all subsequent periods, and we believe that the risk of additional material loss beyond amounts already accrued is remote. On March 21, 2019, the FERC issued a notice of inquiry seeking comments on whether and how policies concerning the determination of the base ROE for electric utilities should be modified. The FERC’s consideration of responses to this notice of inquiry may impact our future base ROE.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.32% established in the September 2016 Order on the Initial Complaint plus applicable incentive adders. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.

As of March 31, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Challenges to Incentive Adders for Transmission Rates
On March 21, 2019, the FERC issued a notice of inquiry seeking comments on its electric transmission incentives policy. The FERC’s consideration of responses to this inquiry may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries have sought rehearing of the FERC’s October 18, 2018 order. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On December 19, 2018, the KCC filed a Motion to Show Cause with the FERC to reduce the ITC Great Plains adder for independent transmission ownership. The Motion to Show Cause argued that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, applies with equal force to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. On January 16, 2019, ITC Great Plains filed an answer to the Motion to Show Cause. On March 21, 2019, the FERC denied the Motion to Show Cause.
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
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 5 to the condensed consolidated interim financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 14 to the condensed consolidated interim financial statements for detail on ROE matters.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in revenues and earnings, subject to the impact of any rate changes and required refunds resulting from the resolution of the ROE complaints as described in Note 14 to the condensed consolidated interim financial statements.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(in millions)	March 31, 2019	2019 — 2023
Expenditures for property, plant and equipment (a)	$178	$3,515
____________________________

(a)
Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFDUC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.

We are pursuing development projects that could result in a significant amount of capital investment, but we are not able to estimate the amounts we ultimately expect to invest or the timing of such investments. Our capital investment efforts relating to development initiatives are based on establishing an ongoing pipeline of projects that would position us for long-term growth. Refer to “Item 1 Business — Development of Business” in our Form 10-K for the year ended December 31, 2018 for a discussion of our development activities.
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
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in millions)	2019	2018	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$289	$271	$18	7%
Formula Rate true-up	18	8	10	125%
Total operating revenues	307	279	28	10%
OPERATING EXPENSES
Operation and maintenance	25	23	2	9%
General and administrative	38	31	7	23%
Depreciation and amortization	47	44	3	7%
Taxes other than income taxes	31	27	4	15%
Total operating expenses	141	125	16	13%
OPERATING INCOME	166	154	12	8%
OTHER EXPENSES (INCOME)
Interest expense, net	59	55	4	7%
Allowance for equity funds used during construction	(8)	(9)	1	(11)%
Total other expenses (income)	51	46	5	11%
INCOME BEFORE INCOME TAXES	115	108	7	7%
INCOME TAX PROVISION	31	26	5	19%
NET INCOME	$84	$82	$2	2%

Operating Revenues
Three months ended March 31, 2019 compared to three months ended March 31, 2018
The following table sets forth the components of and changes in operating revenues which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2019		2018		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$203	66%	$189	68%	$14	7%
Regional cost sharing revenues (a)	91	30%	79	29%	12	15%
Point-to-point	3	1%	3	1%	—	—%
Scheduling, control and dispatch (a)	4	1%	4	1%	—	—%
Other	6	2%	4	1%	2	50%
Total	$307	100%	$279	100%	$28	10%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $18 million and $8 million for the three months ended March 31, 2019 and 2018, respectively.
Network revenues increased primarily due to higher net network revenue requirements at our Regulated Operating Subsidiaries, partially offset by an increase in revenue credits resulting from higher regional cost sharing revenue requirements, during the three months ended March 31, 2019 as compared to the same period in 2018. Higher net network revenue requirements were due primarily to a higher rate base associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased primarily due to additional capital projects as eligible for regional cost sharing and these projects being placed in-service, in addition to higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the three months ended March 31, 2019 as compared to the same period in 2018.
Operating Expenses
General and administrative expenses
Three months ended March 31, 2019 compared to three months ended March 31, 2018
General and administrative expenses increased primarily due to higher compensation, due in part to personnel additions and share-based compensation expense.
Income Tax Provision
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Our effective tax rates for the three months ended March 31, 2019 and 2018 were 27% and 24%, respectively. Our effective tax rate for the three months ended March 31, 2019 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by the tax effects of AFUDC equity which increased the effective tax rate. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 8 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”

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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of March 31, 2019, we had consolidated indebtedness under our revolving credit agreements of $178 million, with unused capacity under our revolving credit agreements of $722 million. Additionally, ITC Holdings had $85 million of commercial paper issued and outstanding as of March 31, 2019, with the ability to issue an additional $315 million under the commercial paper program. See Note 8 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program, our revolving credit agreements as well as the debt activity during the three months ended March 31, 2019.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. During the three months ended March 31, 2019, there were no changes to our credit ratings or outlook reported by rating agencies as listed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2018.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, including the payment of dividends, as well as require us to meet certain financial ratios, which are described in Note 8 to the condensed consolidated interim financial statements. As of March 31, 2019, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $141 million and $153 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to higher receipts from operating revenues of $27 million and higher tax refunds received of $12 million during the three months ended March 31, 2018. This decrease was partially offset by lower interest payments of $21 million during the three months ended March 31, 2019.
Cash Flows From Investing Activities
Net cash used in investing activities was $178 million and $169 million for the three months ended March 31, 2019 and 2018, respectively. Capital expenditures increased by $2 million compared to the same period in 2018.

Cash Flows From Financing Activities
Net cash provided by financing activities was $34 million and $59 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in long-term debt issuances of $175 million, an increase in net repayments under our revolving credit agreements of $18 million and an increase in dividends paid of $22 million during the three months ended March 31, 2019 compared to the same period in 2018. These decreases were partially offset by a decrease in retirement of long term debt of $100 million and a net increase in issuance of commercial paper of $84 million during the three months ended March 31, 2019 compared to the same period in 2018. See Note 8 to the condensed consolidated interim financial statements for detail on the issuances and a description of our revolving credit agreements and our commercial paper program.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2018. There have been no material changes to that information since December 31, 2018, other than the items listed below and described in Note 8 to the condensed consolidated interim financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•
The issuance of $50 million of 4.55% Senior Secured Notes, due January 15, 2049, by METC; and an additional $50 million delayed draw of Senior Secured Notes in July 2019 at 4.65% with terms and conditions identical to those of the 4.55% Senior Secured Notes except the interest rate which will include a 10 basis point premium and the due date which will be 30 years from the date of the issuance.

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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2018 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, and excluding revolving credit agreements and commercial paper was $5,429 million at March 31, 2019. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $5,181 million at March 31, 2019. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper at March 31, 2019. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2019 would decrease the fair value of debt by $221 million, and a decrease in interest rates of 10% at March 31, 2019 would increase the fair value of debt by $239 million at that date.
Revolving Credit Agreements
At March 31, 2019, we had a consolidated total of $178 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2019 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $178 million.
Commercial Paper
At March 31, 2019, ITC Holdings had $85 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $85 million.
Other
As described in our Form 10-K for the year ended December 31, 2018, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2019.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors set forth therein.

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

10.192	Letter Agreement, dated as of February 19, 2019, between ITC Holdings Corp and Jon E. Jipping (filed with Registration’s Form 8-K on February 22, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 30, 2019

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)