Form 10-Q
period 2019-06-30
ITC Holdings Corp.
filed 2019-08-02
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
27175 Energy Way
Novi, MI 48377
(Address Of Principal Executive Offices, Including Zip Code)
(248) 946-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
*(Note: The registrant filed a registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on May 18, 2018 and between that date and December 31, 2018, the registrant was subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934. At January 1, 2019 there were less than 300 holders of the securities registered pursuant to the Form S-4 and at that time the registrant was no longer subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934.)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of August 1, 2019.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2019

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$3	$6
Accounts receivable	133	102
Inventory	32	32
Regulatory assets	12	12
Income tax receivable	—	1
Prepaid and other current assets	12	11
Total current assets	192	164
Property, plant and equipment (net of accumulated depreciation and amortization of $1,850 and $1,779, respectively)	8,232	7,910
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $40 and $39, respectively)	35	38
Regulatory assets	247	200
Other assets	74	67
Total other assets	1,306	1,255
TOTAL ASSETS	$9,730	$9,329
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$121	$106
Accrued compensation	37	30
Accrued interest	59	50
Accrued taxes	67	64
Regulatory liabilities	193	178
Refundable deposits and advances for construction	18	33
Debt maturing within one year	184	—
Other current liabilities	9	11
Total current liabilities	688	472
Accrued pension and postretirement liabilities	68	68
Deferred income taxes	784	721
Regulatory liabilities	621	640
Refundable deposits	18	13
Other liabilities	32	26
Long-term debt	5,441	5,338
Commitments and contingent liabilities (Notes 5 and 14)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2019 and December 31, 2018	892	892
Retained earnings	1,181	1,155
Accumulated other comprehensive income	5	4
Total stockholder’s equity	2,078	2,051
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,730	$9,329
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
OPERATING REVENUES
Transmission and other services	$288	$311	$577	$582
Formula rate true-up	32	(21)	50	(13)
Total operating revenues	320	290	627	569
OPERATING EXPENSES
Operation and maintenance	32	28	57	51
General and administrative	38	28	76	59
Depreciation and amortization	51	44	98	88
Taxes other than income taxes	28	28	59	55
Other operating (income) and expenses, net	—	(1)	—	(1)
Total operating expenses	149	127	290	252
OPERATING INCOME	171	163	337	317
OTHER EXPENSES (INCOME)
Interest expense, net	64	56	123	111
Allowance for equity funds used during construction	(8)	(9)	(16)	(18)
Other (income) and expenses, net	(1)	2	(1)	2
Total other expenses (income)	55	49	106	95
INCOME BEFORE INCOME TAXES	116	114	231	222
INCOME TAX PROVISION	29	35	60	61
NET INCOME	87	79	171	161
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 11)	1	1	1	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1	1	1	2
TOTAL COMPREHENSIVE INCOME	$88	$80	$172	$163
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(in millions)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2017	$892	$1,026	$2	$1,920
Opening balance reclassification	—	(1)	1	—
Net income	—	82	—	82
Dividends to ITC Investment Holdings Inc.	—	(50)	—	(50)
BALANCE, MARCH 31, 2018	892	1,057	3	1,952
Net income	—	79	—	79
Dividends to ITC Investment Holdings Inc.	—	(50)	—	(50)
Other comprehensive income, net of tax (Note 11)	—	—	1	1
BALANCE, JUNE 30, 2018	$892	$1,086	$4	$1,982

BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	84	—	84
Dividends to ITC Investment Holdings Inc.	—	(72)	—	(72)
BALANCE, MARCH 31, 2019	892	1,167	4	2,063
Net income	—	87	—	87
Dividends to ITC Investment Holdings Inc.	—	(73)	—	(73)
Other comprehensive income, net of tax (Note 11)	—	—	1	1
BALANCE, JUNE 30, 2019	$892	$1,181	$5	$2,078
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98	88
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(56)	3
Deferred income tax expense	59	61
Allowance for equity funds used during construction	(16)	(18)
Other	19	4
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(28)	(19)
Income tax receivable	1	13
Accounts payable	1	1
Accrued compensation	—	(7)
Accrued interest	9	(25)
Accrued taxes	3	3
Other current and non-current assets and liabilities, net	—	9
Net cash provided by operating activities	261	274
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(403)	(365)
Contributions in aid of construction	1	17
Other	1	(1)
Net cash used in investing activities	(401)	(349)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	50	225
Borrowings under revolving credit agreements	501	368
Borrowings under term loan credit agreements	200	—
Net issuance of commercial paper, net of discount	184	13
Retirement of long-term debt — including extinguishment of debt costs	(203)	(100)
Repayments of revolving credit agreements	(451)	(333)
Repayment of term loan credit agreement	—	(50)
Dividends to ITC Investment Holdings Inc.	(145)	(100)
Other	(1)	(2)
Net cash provided by financing activities	135	21
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5)	(54)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	10	68
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5	$14
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
Our leasing activities primarily relate to office facilities, but we also have limited leasing activity relating to equipment and storage facilities. As of January 1, 2019, adoption of the guidance resulted in recognition of right-of-use lease assets of $3 million, current lease liabilities of $1 million, and non-current lease liabilities of $2 million. The adoption of this guidance did not have any impact on retained earnings or net income. We also added disclosures as a result of our adoption of the guidance; refer to Note 7 for more information on our leasing activities.

Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same consolidated statements of comprehensive income line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements. We adopted the guidance as of January 1, 2019; however adoption of the accounting standard did not have a material impact on our financial statements or disclosures.
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may, subject to further evaluation, have a material impact on our consolidated financial statements.
Pension and Other Postretirement Plan Disclosures
In August 2018, the FASB issued authoritative guidance modifying the disclosure requirements for defined benefit pension and other postretirement plans. The new guidance requires disclosures including (a) the weighted average interest credit rates used for cash balance pension plans, (b) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, and (c) an explanation of other significant changes in the benefit obligation or plan assets. In addition, the guidance removes currently required disclosures including, among others, the requirement for public entities to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of the change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The new guidance, which is effective for fiscal years ending after December 15, 2020 with early adoption permitted, is required to be adopted on a retrospective basis. We plan to early adopt this guidance in the 2019 annual consolidated financial statements.
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
3.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications including transmission services, other services, and Formula Rate true-up. As other services revenue is immaterial, it is presented in combination with transmission services on the condensed consolidated statements of comprehensive income.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended June 30, 2019 and 2018 were $1 million and $2 million, respectively. Total other services revenue for the six months ended June 30, 2019 and 2018 were $4 million and $3 million, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the balance sheet:

	June 30,	December 31,
(in millions)	2019	2018
Trade accounts receivable	$2	$2
Unbilled accounts receivable	120	92
Due from affiliates	1	1
Other	10	7
Total accounts receivable	$133	$102

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2019:

(in millions)	Total
Net regulatory liabilities as of December 31, 2018	$(52)
Net refund of 2017 revenue deferrals and accruals, including accrued interest	8
Net revenue accrual for the six months ended June 30, 2019	50
Net accrued interest payable for the six months ended June 30, 2019	(2)
Net regulatory assets as of June 30, 2019	$4

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at June 30, 2019 and December 31, 2018 as follows:

	June 30,	December 31,
(in millions)	2019	2018
Current regulatory assets	$11	$12
Non-current regulatory assets	60	12
Current regulatory liabilities	(38)	(27)
Non-current regulatory liabilities	(29)	(49)
Net regulatory assets (liabilities)	$4	$(52)

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
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, FERC denied the rehearing request. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Based on the October 18, 2018 FERC order, the authorized ROE for the MISO Regulated Operating Subsidiaries has been revised to 11.07% (10.32% base ROE with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation). See Note 14 for information regarding the ROE complaints.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial position.
The authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Calculation of Accumulated Deferred Income Tax Balances in Projected Formula Rates
On June 21, 2018, the FERC issued an order initiating a proceeding and paper hearings, pursuant to Section 206 of the FPA, to examine the methodology used by a group of TOs, including ITCTransmission and ITC Midwest, for calculating balances of ADIT in forward-looking Formula Rates. The order is based on a previous FERC decision for another group of TOs in which the FERC concluded that the two-step averaging methodology for ADIT is no longer necessary to comply with IRS normalization rules in light of IRS guidance issued in 2017. On August 27, 2018, ITCTransmission and ITC Midwest, along with other MISO TOs, filed an initial brief in the paper hearing proceeding. In addition, on August 27, 2018, our MISO Regulated Operating Subsidiaries submitted a filing with the FERC under Section 205 of the FPA to eliminate the use of the two-step averaging methodology in the calculation of ADIT balances for the projected test year and also to modify the manner by which they calculate average ADIT balances in their annual transmission Formula Rate true-up calculation, subject to receiving guidance from the IRS to respond to the FERC order. On December 20, 2018, the FERC issued an order that (1) indicated that it did not believe it was necessary for the MISO Regulated Operating Subsidiaries to delay implementation of the template changes pending IRS approval, (2) ordered ITCTransmission and ITC Midwest to make a compliance filing to implement the changes and (3) formally instituted a proceeding against METC pursuant to Section 206 of the FPA to implement the changes. On May 16, 2019, the FERC issued an order accepting in part and rejecting in part ITCTransmission’s and ITC Midwest’s January 22, 2019 compliance filing and ordered us to make another compliance filing within 30 days of the date of the order. Specifically, the FERC accepted the portion of our compliance filing that removed the two-step averaging methodology, but rejected our compliance filing insofar as it carried proration to our true up because the FERC found that was beyond the scope of its previous orders in the docket. Additionally, on May 16, 2019, the FERC issued an order rejecting the January 22, 2019 METC 205 filing and ordered us to make a compliance filing in the 206 proceeding within 30 days of the date of the order. The FERC rejected the 205 filing because the FERC found that we had impermissibly requested a retroactive effective date of January 1, 2019. The FERC noted in the order that our compliance filing should only remove the two-step averaging methodology and should not carry proration to our true up. On June 17, 2019, our MISO Regulated Operating Subsidiaries made compliance filings consistent with the FERC orders. Additionally, on April 10, 2019, our MISO Regulated Operating Subsidiaries received formal guidance from the IRS, which we believe is consistent with the filings that we have made to date in these proceedings. We do not expect the resolution of these proceedings to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 14 for a discussion of the ROE complaints.

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2019 and December 31, 2018, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $21 million and $22 million (net of accumulated amortization of $38 million and $37 million) as of June 30, 2019 and December 31, 2018, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both June 30, 2019 and December 31, 2018.
We recognized less than $1 million and $1 million of amortization expense of our intangible assets during the three months ended June 30, 2019 and 2018, respectively, and recognized $1 million and $2 million of amortization expense of our intangible assets during the six months ended June 30, 2019 and 2018, respectively. For the balance of intangible assets recorded as of June 30, 2019, we expect the annual amortization of these assets to be $3 million per year for each of the next five years.
7.    LEASES
We enter into operating leases where we are the lessee, primarily for office facilities, equipment, and storage facilities. When a contract contains a lease such that it conveys the right to control the use of an identified asset for a period of time in exchange for consideration, we measure the right-of-use assets and lease liabilities at the present value of future lease payments. We calculate the present value using our incremental borrowing rate, which is a secured interest rate based on the remaining lease term. Our lease payments are substantially all fixed and in some cases escalate according to schedule. Our office facility leases may have lease components and non-lease components which are accounted for as a single lease component. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize expenses related to our operating lease obligations on a straight-line basis over the term of the lease. Operating lease costs for the three and six months ended June 30, 2019 were less than $1 million.
The following table shows the undiscounted future minimum lease payments under our operating leases at June 30, 2019 reconciled to the corresponding discounted lease liabilities presented in our condensed consolidated interim financial statements:

Future Minimum Lease Payments	(in millions)
2019 (excluding six months ended 6/30/2019)	$—
2020	1
2021	1
2022	—
2023	1
2024 and beyond	—
Total lease payments	3
Difference between undiscounted cash flows and discounted cash flows	—
Present value of lease liabilities	3
Less: Current operating lease liabilities	(1)
Noncurrent operating lease liabilities	$2

Leases are presented in the condensed consolidated statements of financial position as follows:

(in millions)	Classification	June 30, 2019
Operating Lease Assets	Other assets	$3
Current Operating Lease Liabilities	Other current liabilities	1
Noncurrent Operating Lease Liabilities	Other liabilities	2

Disclosures Related to Periods Prior to Adoption of the New Lease Guidance
Operating lease costs for the three and six months ended June 30, 2018 were less than $1 million and $1 million, respectively. Undiscounted future minimum lease payments under the operating leases at December 31, 2018 were as follows:

(in millions)
2019	$1
2020	1
2021	1
2022	—
2023 and thereafter	1
Total minimum lease payments	$4

Supplementary Lease Information

June 30, 2019
Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	4.6%

8.    DEBT
ITC Holdings
Term Loan Credit Agreement
On June 12, 2019, ITC Holdings entered into an unsecured, unguaranteed $400 million term loan credit agreement with a maturity date of June 11, 2021, under which ITC Holdings borrowed $200 million. The proceeds were used for the early redemption of the $200 million 5.50% Senior Notes due January 15, 2020. ITC Holdings has the ability to draw upon the remaining $200 million under the term loan credit agreement by March 12, 2020. The weighted-average interest rate on the borrowing outstanding under this agreement was 3.1% at June 30, 2019.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of June 30, 2019, ITC Holdings had $184 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 2.7% and weighted average remaining days to maturity of 9 days. The amount outstanding as of June 30, 2019 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2018, ITC Holdings did not have any commercial paper outstanding.
METC
Senior Secured Notes
On January 15, 2019, METC issued $50 million of 4.55% Senior Secured Notes, due January 15, 2049. On July 10, 2019, METC issued an additional $50 million of Senior Secured Notes at 4.65% with terms and conditions identical to those of the 4.55% Senior Secured Notes, except the interest rate which includes a 10 basis point premium and the due date which is 30 years from the date of the issuance. The proceeds from both issuances will be used to repay borrowings under the METC revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.

Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At June 30, 2019, ITC Holdings did not have any interest rate swaps outstanding. On July 25, 2019, ITC Holdings entered into a 5-year forward starting interest rate swap agreement with a notional amount of $50 million. The interest rate swap manages interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. As of June 30, 2019, ITC Holdings had $200 million outstanding under the term loan described above.
The 5-year term interest rate swap calls for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 1.816% effective for the 5-year period beginning November 15, 2020. The agreement includes a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swap of November 15, 2020. The interest rate swap is expected to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swap is expected to qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. The interest rate swap does not contain credit-risk-related contingent features.
Revolving Credit Agreements
At June 30, 2019, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)		0.175%
ITCTransmission	100	76	24		3.4%	0.10%
METC	100	58	42		3.4%	0.10%
ITC Midwest	225	88	137		3.4%	0.10%
ITC Great Plains	75	37	38		3.4%	0.10%
Total	$900	$259	$641
____________________________

(a)	Included within long-term debt.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $216 million as of June 30, 2019.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2019, we were not in violation of any debt covenant.

9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost though we may contribute additional amounts or use our available funding balance as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the second quarter of 2019, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2019.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. During the second quarter of 2019, we contributed $1 million to the supplemental benefit plans. We do not expect to make any additional contributions to these plans in 2019.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Service cost	$2	$2	$4	$4
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Net pension cost	$2	$2	$4	$4

The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2019 we contributed $4 million to the postretirement benefit plan. We expect to make additional contributions of $5 million to the postretirement benefit plan during the second half of 2019.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Service cost	$3	$3	$5	$5
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Net postretirement cost	$3	$3	$5	$5

The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended June 30, 2019 and 2018 and $3 million for each of the six months ended June 30, 2019 and 2018.

10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	50	—	—
Mutual funds — equity securities	7	—	—
Total	$58	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	49	—	—
Mutual funds — equity securities	5	—	—
Total	$55	$—	$—

As of June 30, 2019 and December 31, 2018, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 9. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2019 and 2018. See Note 6 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,418 million and $5,186 million at June 30, 2019 and December 31, 2018, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,982 million and $5,130 million at June 30, 2019 and December 31, 2018, respectively.

Revolving and Term Loan Credit Agreements
At June 30, 2019 and December 31, 2018, we had a consolidated total of $459 million and $208 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
11.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Balance at the beginning of period	$4	$3	$4	$2
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax, of less than $1 for the three and six months ended June 30, 2019 and 2018) (a)	1	1	1	1
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	—	—	1
Total other comprehensive income, net of tax	1	1	1	2
Balance at the end of period	$5	$4	$5	$4

____________________________

(a)	The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2020 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all tranches of PBUs and SBUs as of June 30, 2019 was $44 million and $29 million, respectively. At June 30, 2019, the total unrecognized compensation cost related to the PBUs and SBUs was $24 million and $15 million, respectively.
Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. The cost of ITC Holdings’ contribution for each of the three and six months ended June 30, 2019 and 2018 was less than $1 million.

13.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $1 million and less than $1 million at June 30, 2019 and December 31, 2018, respectively, and intercompany payables to Fortis and such subsidiaries of less than $1 million at June 30, 2019 and December 31, 2018.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended June 30, 2019 and 2018 for ITC Holdings was $3 million and $2 million, respectively, and for each of the six months ended June 30, 2019 and 2018 was $6 million and $4 million, respectively. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were less than $1 million for each of the three and six months ended June 30, 2019 and 2018.
Dividends
During the six months ended June 30, 2019 and 2018, we paid dividends of $145 million and $100 million, respectively, to Investment Holdings. We also paid dividends of $53 million to Investment Holdings in July 2019.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly owned subsidiary of Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with Investment Holdings. We did not make or receive any tax-related payments during the six months ended June 30, 2019.
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
A summary of the two complaints is as follows:

Complaint	15-Month Refund Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by the FERC at Time of Complaint Filing Date (a)	Base ROE Subsequently Authorized by the FERC for the Initial Complaint Period and also effective for the period from September 28, 2016 to current (a)	Reserve (Pre-Tax and Including Interest) as of June 30, 2019 (in millions)
Initial	11/12/2013 - 2/11/2015	12.38%	10.32%	$—	(b)
Second	2/12/2015 - 5/11/2016	12.38%	N/A	155
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
On June 30, 2016, the presiding ALJ issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. On September 29, 2017, certain MISO TO’s, including our MISO Regulated Operating Subsidiaries, filed a motion for the FERC to dismiss the Second Complaint. We had recorded an aggregate estimated current regulatory liability in the condensed consolidated statements of financial position of $155 million and $151 million as of June 30, 2019 and December 31, 2018, respectively, for the Second Complaint.
The recognition of the obligations associated with the complaints resulted in the following impacts:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenue increase	$—	$(1)	$—	$(1)
Interest expense increase	2	1	4	3
Estimated net income reduction	2	1	3	2

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
As of June 30, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $120 million for the period from 2019 through 2023. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.

15.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,		December 31,
(in millions)	2019	2018	2018	2017
Cash and cash equivalents	$3	$12	$6	$66
Restricted cash included in:
Other non-current assets	2	2	4	2
Total cash, cash equivalents and restricted cash	$5	$14	$10	$68

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Six months ended
	June 30,
(in millions)	2019	2018
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$103	$130
Income tax refunds received	1	13
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	107	101
Allowance for equity funds used during construction	16	18
Right-of-use assets obtained in exchange for new operating lease liabilities	3	—
____________________________

(a)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2019 or 2018, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

16.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Regulated Operating Subsidiaries	$324	$297	$641	$584
Intercompany eliminations	(4)	(7)	(14)	(15)
Total Operating Revenues	$320	$290	$627	$569

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Regulated Operating Subsidiaries	$155	$147	$306	$290
ITC Holdings and other	(39)	(33)	(75)	(68)
Total Income Before Income Taxes	$116	$114	$231	$222

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Regulated Operating Subsidiaries	$115	$109	$226	$215
ITC Holdings and other	87	79	171	161
Intercompany eliminations	(115)	(109)	(226)	(215)
Total Net Income	$87	$79	$171	$161

TOTAL ASSETS:	June 30,	December 31,
(in millions)	2019	2018
Regulated Operating Subsidiaries	$9,625	$9,224
ITC Holdings and other	5,164	4,977
Reconciliations / Intercompany eliminations (a)	(5,059)	(4,872)
Total Assets	$9,730	$9,329
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the six months ended June 30, 2019 or that may affect future results include:

•
Our capital expenditures of $403 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2019 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and repayments as described in Note 8 to the condensed consolidated interim financial statements, including issuance of Senior Secured notes by METC and borrowings under our revolving and term loan credit agreements and commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•
Our MISO Regulated Operating Subsidiaries had an estimated current regulatory liability of $155 million as of June 30, 2019 for the potential refund relating to the Second Complaint, as described in Note 14 to the condensed consolidated interim financial statements; and

•
On March 21, 2019, the FERC issued two notices of inquiry seeking comments on (1) whether and how policies concerning the determination of the base ROE for electric utilities should be modified, and (2) its electric transmission incentives policy.

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
In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order. As of June 30, 2019 we had recorded an aggregate estimated current regulatory liability in the condensed consolidated statements of financial position of $155 million for the Second Complaint. The recognition of the obligations associated with the complaints resulted in the following impacts:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenue increase	$—	$(1)	$—	$(1)
Interest expense increase	2	1	4	3
Estimated net income reduction	2	1	3	2
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
Although the November 2018 Order provided illustrative calculations, the FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and could change, as significant changes to the methodology by the FERC are possible, as a result of the paper hearing process. Until there is more certainty around the ultimate resolution of these matters, we cannot reasonably update an estimated range of gain or loss for any of the complaint proceedings or estimate a range of gain or loss for the period subsequent to the end of the Second Complaint refund period. The November 2018 Order and our response to the order through briefs and reply briefs filed on February 13, 2019 and April 10, 2019, respectively, do not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint refund periods nor all subsequent periods, and we believe that the risk of additional material loss beyond amounts already accrued is remote. On March 21, 2019, the FERC issued a notice of inquiry seeking comments on whether and how policies concerning the determination of the base ROE for electric utilities should be modified, which is still pending. The FERC’s consideration of responses to this notice of inquiry may impact our future base ROE.

Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.32% established in the September 2016 Order on the Initial Complaint plus applicable incentive adders. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.
As of June 30, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Challenges to Incentive Adders for Transmission Rates
On March 21, 2019, the FERC issued a notice of inquiry seeking comments on its electric transmission incentives policy, which is still pending. The FERC’s consideration of responses to this inquiry may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, FERC denied the rehearing request. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial position.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(in millions)	June 30, 2019	2019 — 2023
Expenditures for property, plant and equipment (a)	$403	$3,515
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in millions)	2019	2018	(decrease)	(decrease)	2019	2018	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$288	$311	$(23)	(7)%	$577	$582	$(5)	(1)%
Formula Rate true-up	32	(21)	53	(252)%	50	(13)	63	(485)%
Total operating revenues	320	290	30	10%	627	569	58	10%
OPERATING EXPENSES
Operation and maintenance	32	28	4	14%	57	51	6	12%
General and administrative	38	28	10	36%	76	59	17	29%
Depreciation and amortization	51	44	7	16%	98	88	10	11%
Taxes other than income taxes	28	28	—	—%	59	55	4	7%
Other operating (income) and expenses, net	—	(1)	1	(100)%	—	(1)	1	(100)%
Total operating expenses	149	127	22	17%	290	252	38	15%
OPERATING INCOME	171	163	8	5%	337	317	20	6%
OTHER EXPENSES (INCOME)
Interest expense, net	64	56	8	14%	123	111	12	11%
Allowance for equity funds used during construction	(8)	(9)	1	(11)%	(16)	(18)	2	(11)%
Other (income) and expenses, net	(1)	2	(3)	(150)%	(1)	2	(3)	(150)%
Total other expenses (income)	55	49	6	12%	106	95	11	12%
INCOME BEFORE INCOME TAXES	116	114	2	2%	231	222	9	4%
INCOME TAX PROVISION	29	35	(6)	(17)%	60	61	(1)	(2)%
NET INCOME	$87	$79	$8	10%	$171	$161	$10	6%
Operating Revenues
Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018
The following table sets forth the components of and changes in operating revenues for the three months ended June 30, 2019 and 2018 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2019		2018		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$213	66%	$190	66%	$23	12%
Regional cost sharing revenues (a)	92	29%	82	29%	10	12%
Point-to-point	3	1%	4	1%	(1)	(25)%
Scheduling, control and dispatch (a)	3	1%	4	1%	(1)	(25)%
Other	9	3%	10	3%	(1)	(10)%
Total	$320	100%	$290	100%	$30	10%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $32 million and $(21) million for the three months ended June 30, 2019 and 2018, respectively.

The following table sets forth the components of and changes in operating revenues for the six months ended June 30, 2019 and 2018 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2019		2018		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$416	66%	$379	67%	$37	10%
Regional cost sharing revenues (a)	183	29%	161	28%	22	14%
Point-to-point	6	1%	7	1%	(1)	(14)%
Scheduling, control and dispatch (a)	7	1%	8	1%	(1)	(13)%
Other	15	3%	14	3%	1	7%
Total	$627	100%	$569	100%	$58	10%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $50 million and $(13) million for the six months ended June 30, 2019 and 2018, respectively.
Network revenues increased primarily due to higher net network revenue requirements at our Regulated Operating Subsidiaries, partially offset by an increase in revenue credits resulting from higher regional cost sharing revenue requirements, during the three and six months ended June 30, 2019 as compared to the same period in 2018. Higher net network revenue requirements were due primarily to a higher rate base associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased primarily due to additional capital projects eligible for regional cost sharing and these projects being placed into service, in addition to higher accumulated investment for existing regional cost sharing projects in northern Michigan and Kansas for the three and six months ended June 30, 2019 as compared to the same period in 2018.
Operating Expenses
Operation and maintenance expenses
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Operation and maintenance expenses increased primarily due to higher vegetation management requirements, higher rent expense and an increase in operation control center expenses.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Operation and maintenance expenses increased primarily due to higher expenses associated with substation and overhead line maintenance activities and vegetation management requirements, as well as an increase in vehicle and equipment expenses.
General and administrative expenses
Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018
General and administrative expenses increased primarily due to additional share-based compensation expense and personnel additions.
Depreciation and amortization expense
Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018
Depreciation and amortization expenses increased primarily due primarily to a higher depreciable base resulting from property, plant and equipment in-service additions.

Other Expenses (Income)
Interest expense, net
Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018
Interest expense, net increased primarily due to long-term debt issuances subsequent to June 30, 2018 which resulted in overall higher carrying balances of long-term debt. In addition, we recorded accelerated interest as a result of the make-whole premium associated with the early redemption of long-term debt.
Income Tax Provision
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Our effective tax rates for the three months ended June 30, 2019 and 2018 were 25% and 31%, respectively. Our effective tax rate for the three months ended June 30, 2019 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by the tax effects of AFUDC equity which increased the effective tax rate. During the three months ended June 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded in 2018. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Our effective tax rates for the six months ended June 30, 2019 and 2018 were 26% and 27%, respectively. Our effective tax rate for the six months ended June 30, 2019 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by the tax effects of AFUDC equity which increased the effective tax rate. During the six months ended June 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded in 2018. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
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
We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of June 30, 2019, we had consolidated indebtedness under our revolving and term loan credit agreements of $459 million, with unused capacity under our revolving credit agreements of $641 million and unused capacity under the term loan credit agreement of $200 million. Additionally, ITC Holdings had $184 million of commercial paper issued and outstanding as of June 30, 2019, with the ability to issue an additional $216 million under the commercial paper program. See Note 8 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program, our revolving and term loan credit agreements as well as the debt activity during the three months ended June 30, 2019.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. During the three and six months ended June 30, 2019, there were no changes to our credit ratings or outlook reported by rating agencies as listed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2018.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 8 to the condensed consolidated interim financial statements. As of June 30, 2019, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $261 million and $274 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to higher receipts from operating revenues of $21 million and higher tax refunds received of $12 million during the six months ended June 30, 2018. This decrease was partially offset by lower interest payments of $27 million during the six months ended June 30, 2019.
Cash Flows From Investing Activities
Net cash used in investing activities was $401 million and $349 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $38 million and a decrease in contributions received in aid of construction of $16 million during the six months ended June 30, 2019 compared to the same period in 2018.
Cash Flows From Financing Activities
Net cash provided by financing activities was $135 million and $21 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash provided by financing activities was primarily due to an increase in net borrowings under our revolving and term loan credit agreements of $265 million and an increase in net issuances of commercial paper of $171 million during the six months ended June 30, 2019 compared to the same period in 2018. These increases were partially offset by a decrease in issuances of long-term debt of $175 million, an increase in retirement of long-term debt of $103 million and an increase in dividend payments of $45 million during the six months ended June 30, 2019 compared to the same period in 2018. See Note 8 to the condensed consolidated interim financial statements for detail on the issuances and a description of our revolving credit agreements and our commercial paper program.

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

•
The issuance of $50 million of 4.55% Senior Secured Notes, due January 15, 2049, by METC; and an additional $50 million of 4.65% Senior Secured Notes, due July 10, 2049, with terms and conditions identical to those of the 4.55% Senior Secured Notes, except the interest rate which includes a 10 basis point premium and the due date which is 30 years from the date of the issuance; and

•
The borrowing of $200 million under the unsecured, unguaranteed term loan credit agreement due June 11, 2021 by ITC Holdings, the proceeds of which were used for the early redemption of the $200 million 5.5% Senior Notes due January 15, 2020.

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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2018 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper was $5,418 million at June 30, 2019. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $4,982 million at June 30, 2019. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper at June 30, 2019. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2019 would decrease the fair value of debt by $211 million, and a decrease in interest rates of 10% at June 30, 2019 would increase the fair value of debt by $227 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2019, we had a consolidated total of $459 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at June 30, 2019 would increase or decrease interest expense by $2 million for an annual period with a constant borrowing level of $459 million.

Commercial Paper
At June 30, 2019, ITC Holdings had $184 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $184 million.
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
On July 25, 2019, ITC Holdings entered into a 5-year interest rate swap contract with a notional amount of $50 million, which manages interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. As of June 30, 2019, ITC Holdings had $200 million outstanding under the term loan credit agreement. See Note 8 to the condensed consolidated interim financial statements for further discussion on the interest rate swap.
Other
As described in our Form 10-K for the year ended December 31, 2018, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.192
ITC Holdings 2019 Term Loan Credit Agreement, dated as of June 12, 2019, among ITC Holdings Corp., the various financial institutions and other persons from time to time parties thereto as lenders and Toronto-Dominion (Texas) LLC, as administrative agent for the Lenders, Mizuho Bank, Ltd. and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners and Mizuho Bank, Ltd., as syndication agent (filed with Registrant’s Form 8-K on June 14, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 1, 2019

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)