Form 10-Q
period 2019-09-30
ITC Holdings Corp.
filed 2019-11-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of October 31, 2019.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4	$6
Accounts receivable	130	102
Inventory	34	32
Regulatory assets	13	12
Income tax receivable	—	1
Prepaid and other current assets	13	11
Total current assets	194	164
Property, plant and equipment (net of accumulated depreciation and amortization of $1,903 and $1,779, respectively)	8,461	7,910
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $41 and $39, respectively)	34	38
Regulatory assets	214	200
Other assets	72	67
Total other assets	1,270	1,255
TOTAL ASSETS	$9,925	$9,329
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$103	$106
Accrued compensation	52	30
Accrued interest	58	50
Accrued taxes	44	64
Regulatory liabilities	202	178
Refundable deposits and advances for construction	19	33
Debt maturing within one year	242	—
Other current liabilities	12	11
Total current liabilities	732	472
Accrued pension and postretirement liabilities	68	68
Deferred income taxes	817	721
Regulatory liabilities	604	640
Refundable deposits	24	13
Other liabilities	42	26
Long-term debt	5,515	5,338
Commitments and contingent liabilities (Notes 5 and 14)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2019 and December 31, 2018	892	892
Retained earnings	1,227	1,155
Accumulated other comprehensive income	4	4
Total stockholder’s equity	2,123	2,051
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,925	$9,329
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
OPERATING REVENUES
Transmission and other services	$354	$350	$931	$932
Formula rate true-up	(33)	(55)	17	(68)
Total operating revenues	321	295	948	864
OPERATING EXPENSES
Operation and maintenance	31	29	88	80
General and administrative	35	32	111	91
Depreciation and amortization	51	45	149	133
Taxes other than income taxes	30	27	89	82
Other operating (income) and expenses, net	—	(1)	—	(2)
Total operating expenses	147	132	437	384
OPERATING INCOME	174	163	511	480
OTHER EXPENSES (INCOME)
Interest expense, net	60	56	183	167
Allowance for equity funds used during construction	(7)	(8)	(23)	(26)
Other (income) and expenses, net	—	—	(1)	2
Total other expenses (income)	53	48	159	143
INCOME BEFORE INCOME TAXES	121	115	352	337
INCOME TAX PROVISION	23	26	83	87
NET INCOME	98	89	269	250
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 11)	(1)	—	—	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	(1)	—	—	2
TOTAL COMPREHENSIVE INCOME	$97	$89	$269	$252
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(in millions)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2017	$892	$1,026	$2	$1,920
Opening balance reclassification	—	(1)	1	—
Net income	—	82	—	82
Dividends to ITC Investment Holdings Inc.	—	(50)	—	(50)
BALANCE, MARCH 31, 2018	892	1,057	3	1,952
Net income	—	79	—	79
Dividends to ITC Investment Holdings Inc.	—	(50)	—	(50)
Other comprehensive income, net of tax (Note 11)	—	—	1	1
BALANCE, JUNE 30, 2018	892	1,086	4	1,982
Net income	—	89	—	89
Dividends to ITC Investment Holdings Inc.	—	(50)	—	(50)
BALANCE, SEPTEMBER 30, 2018	$892	$1,125	$4	$2,021

BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	84	—	84
Dividends to ITC Investment Holdings Inc.	—	(72)	—	(72)
BALANCE, MARCH 31, 2019	892	1,167	4	2,063
Net income	—	87	—	87
Dividends to ITC Investment Holdings Inc.	—	(73)	—	(73)
Other comprehensive income, net of tax (Note 11)	—	—	1	1
BALANCE, JUNE 30, 2019	892	1,181	5	2,078
Net income	—	98	—	98
Dividends to ITC Investment Holdings Inc.	—	(52)	—	(52)
Other comprehensive income, net of tax (Note 11)	—	—	(1)	(1)
BALANCE, SEPTEMBER 30, 2019	$892	$1,227	$4	$2,123
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$269	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	149	133
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(27)	54
Deferred income tax expense	82	86
Allowance for equity funds used during construction	(23)	(26)
Share-based compensation	24	3
Other	7	3
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(20)	(10)
Income tax receivable	1	13
Accounts payable	(6)	4
Accrued interest	8	(6)
Accrued taxes	(19)	(19)
Other current and non-current assets and liabilities, net	5	9
Net cash provided by operating activities	450	494
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(682)	(556)
Contributions in aid of construction	5	23
Other	1	—
Net cash used in investing activities	(676)	(533)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	175	225
Borrowings under revolving credit agreements	787	588
Borrowings under term loan credit agreements	200	—
Net issuance of commercial paper	243	—
Retirement of long-term debt — including extinguishment of debt costs	(203)	(100)
Repayments of revolving credit agreements	(786)	(518)
Repayment of term loan credit agreement	—	(50)
Dividends to ITC Investment Holdings Inc.	(197)	(150)
Other	3	(2)
Net cash provided by (used in) financing activities	222	(7)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4)	(46)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	10	68
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$22
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

Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued authoritative guidance to make targeted improvements to hedge accounting to better align with an entity’s risk management objectives and to reduce the complexity of hedge accounting. Among other changes, the new guidance simplifies hedge accounting by (a) allowing more time for entities to complete initial quantitative hedge effectiveness assessments, (b) enabling entities to elect to perform subsequent effectiveness assessments qualitatively, (c) eliminating the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, (d) requiring the change in fair value of a derivative to be recorded in the same consolidated statements of comprehensive income line item as the earnings effect of the hedged item, and (e) permitting additional hedge strategies to qualify for hedge accounting. In addition, the guidance modifies existing disclosure requirements and adds new disclosure requirements. We adopted the guidance as of January 1, 2019; however, adoption of the accounting standard did not have a material impact on our financial statements or disclosures.
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
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We are still evaluating the impact of the new guidance on our financial statements, including disclosures. We have elected not to early adopt.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended September 30, 2019 and 2018 were $1 million and less than $1 million, respectively. Total other services revenue for the nine months ended September 30, 2019 and 2018 were $5 million and $3 million, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(in millions)	2019	2018
Trade accounts receivable	$3	$2
Unbilled accounts receivable	112	92
Due from affiliates	1	1
Other	14	7
Total accounts receivable	$130	$102

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2019:

(in millions)	Total
Net regulatory liabilities as of December 31, 2018	$(52)
Net refund of 2017 revenue deferrals and accruals, including accrued interest	12
Net revenue accrual for the nine months ended September 30, 2019	17
Net accrued interest payable for the nine months ended September 30, 2019	(2)
Net regulatory liabilities as of September 30, 2019	$(25)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position at September 30, 2019 and December 31, 2018 as follows:

	September 30,	December 31,
(in millions)	2019	2018
Current regulatory assets	$13	$12
Non-current regulatory assets	27	12
Current regulatory liabilities	(45)	(27)
Non-current regulatory liabilities	(20)	(49)
Net regulatory liabilities	$(25)	$(52)

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
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Based on the October 18, 2018 FERC order, the authorized ROE for the MISO Regulated Operating Subsidiaries has been revised to 11.07% (10.32% base ROE with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation). See Note 14 for information regarding the ROE complaints.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial position.
The authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Calculation of Accumulated Deferred Income Tax Balances in Projected Formula Rates
On June 21, 2018, the FERC issued an order initiating a proceeding and paper hearings, pursuant to Section 206 of the FPA, to examine the methodology used by a group of TOs, including ITCTransmission and ITC Midwest, for calculating balances of ADIT in forward-looking Formula Rates. The FERC previously concluded that the two-step averaging methodology for ADIT is no longer necessary to comply with IRS normalization rules in light of IRS guidance issued in 2017. On August 27, 2018, our MISO Regulated Operating Subsidiaries submitted a filing with the FERC under Section 205 of the FPA to eliminate the use of the two-step averaging methodology in the calculation of ADIT balances for the projected test year and modify the manner by which they calculate average ADIT balances in their annual transmission Formula Rate true-up calculation, subject to receiving guidance from the IRS to respond to the FERC order. On April 10, 2019, our MISO Regulated Operating Subsidiaries received formal guidance from the IRS, which we believe is consistent with the filings that have been made to date in these proceedings.
On December 20, 2018, the FERC issued an order that ITCTransmission and ITC Midwest make a compliance filing to implement the changes to their Formula Rate templates and formally instituted a proceeding against METC pursuant to Section 206 of the FPA to implement the changes. On May 16, 2019, the FERC issued an order accepting in part and rejecting in part ITCTransmission’s and ITC Midwest’s January 22, 2019 compliance filing and ordered them to make another compliance filing within 30 days of the date of the order. Specifically, the FERC accepted the portion of the compliance filing that removed the two-step averaging methodology, but rejected the compliance filing insofar as it carried proration to the Formula Rate true-up calculation because the FERC found that was beyond the scope of its previous orders in the docket. Additionally, on May 16, 2019, the FERC issued an order rejecting the January 22, 2019 METC filing pursuant to Section 205 of the FPA as it requested a retroactive effective date and ordered METC to make a compliance filing in the proceeding pursuant to Section 206 of the FPA within 30 days of the date of the order. The FERC noted in the METC order that the compliance filing should only remove the two-step averaging methodology and should not carry proration to the calculation of the Formula Rate true-up. On June 17, 2019, our MISO Regulated Operating Subsidiaries made compliance filings consistent with the FERC orders, and on August 21, 2019, the FERC issued orders accepting those compliance filings. On October 1, 2019, our MISO Regulated Operating Subsidiaries, along with other MISO TOs, submitted a filing with the FERC pursuant to Section 205 of the FPA to carry proration to the calculation of the Formula Rate true-up. We do not expect the resolution of these proceedings to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 14 for a discussion of the ROE complaints.

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2019 and December 31, 2018, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $20 million and $22 million (net of accumulated amortization of $39 million and $37 million) as of September 30, 2019 and December 31, 2018, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both September 30, 2019 and December 31, 2018.
We recognized $1 million of amortization expense of our intangible assets during the three months ended September 30, 2019 and 2018, respectively, and recognized $2 million and $3 million of amortization expense of our intangible assets during the nine months ended September 30, 2019 and 2018, respectively. For the balance of intangible assets recorded as of September 30, 2019, we expect the annual amortization of these assets to be $3 million per year for each of the next five years.
7.    LEASES
We enter into operating leases where we are the lessee, primarily for office facilities, equipment, and storage facilities. When a contract contains a lease such that it conveys the right to control the use of an identified asset for a period of time in exchange for consideration, we measure the right-of-use assets and lease liabilities at the present value of future lease payments. We calculate the present value using our incremental borrowing rate, which is a secured interest rate based on the remaining lease term. Our lease payments are substantially all fixed and in some cases escalate according to schedule. Our office facility leases may have lease components and non-lease components which are accounted for as a single lease component. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated statements of financial position. We recognize expenses related to our operating lease obligations on a straight-line basis over the term of the lease. Operating lease costs for the three and nine months ended September 30, 2019 were less than $1 million and $1 million, respectively.
The following table shows the undiscounted future minimum lease payments under our operating leases at September 30, 2019 reconciled to the corresponding discounted lease liabilities presented in our condensed consolidated interim financial statements:

Future Minimum Lease Payments	(in millions)
2019 (excluding nine months ended 9/30/2019)	$—
2020	1
2021	1
2022	—
2023	1
2024 and beyond	—
Total lease payments	3
Difference between undiscounted cash flows and discounted cash flows	—
Present value of lease liabilities	3
Less: Current operating lease liabilities	(1)
Noncurrent operating lease liabilities	$2

Leases are presented in the condensed consolidated statements of financial position as follows:

(in millions)	Classification	September 30, 2019
Operating Lease Assets	Other assets	$3
Current Operating Lease Liabilities	Other current liabilities	1
Noncurrent Operating Lease Liabilities	Other liabilities	2

Disclosures Related to Periods Prior to Adoption of the New Lease Guidance
Operating lease costs for the three and nine months ended September 30, 2018 were less than $1 million and $1 million, respectively. Undiscounted future minimum lease payments under the operating leases at December 31, 2018 were as follows:

Future Minimum Lease Payments	(in millions)
2019	$1
2020	1
2021	1
2022	—
2023 and thereafter	1
Total minimum lease payments	$4

Supplementary Lease Information

September 30, 2019
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate	4.3%

8.    DEBT
ITC Holdings
Term Loan Credit Agreement
On June 12, 2019, ITC Holdings entered into an unsecured, unguaranteed $400 million term loan credit agreement with a maturity date of June 11, 2021, under which ITC Holdings borrowed $200 million. The proceeds were used for the early redemption of the $200 million 5.50% Senior Notes due January 15, 2020. ITC Holdings has the ability to draw upon the remaining $200 million under the term loan credit agreement by March 12, 2020. The weighted-average interest rate on the borrowing outstanding under this agreement was 2.8% at September 30, 2019.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of September 30, 2019, ITC Holdings had $242 million of commercial paper, net of discount of $1 million, issued and outstanding under the program, with a weighted-average interest rate of 2.3% and weighted average remaining days to maturity of 42 days. The amount outstanding as of September 30, 2019 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2018, ITC Holdings did not have any commercial paper outstanding.
ITCTransmission
First Mortgage Bonds
On August 28, 2019, ITCTransmission issued $75 million aggregate principal amount of 3.30% First Mortgage Bonds, due August 28, 2049. The proceeds were used to repay existing indebtedness under the revolving credit agreement and will also be used to partially fund capital expenditures and for general corporate purposes. All of ITCTransmission’s First Mortgage bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.

METC
Senior Secured Notes
On January 15, 2019, METC issued $50 million of 4.55% Senior Secured Notes, due January 15, 2049. On July 10, 2019, METC issued an additional $50 million of Senior Secured Notes at 4.65% with terms and conditions identical to those of the 4.55% Senior Secured Notes, except the interest rate which includes a 10 basis point premium and the due date which is 30 years from the date of the issuance. The proceeds from both issuances were used to repay borrowings under the METC revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swaps manage interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. As of September 30, 2019, ITC Holdings had $200 million outstanding under the term loan described above. At September 30, 2019, ITC Holdings had the following interest rate swaps:

Interest Rate Swaps (in millions, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2019 swap	$50	1.816%	5 years	November 2020
August 2019 swap	50	1.488%	5 years	November 2020
Total	$100

The 5-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 5-year period beginning November 15, 2020. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of November 15, 2020. The interest rate swaps have been determined to be highly effective at offsetting changes in the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation. In October 2019, ITC Holdings entered into two 5-year interest rate swap contracts with notional amounts of $50 million and fixed rates of 1.280% and 1.296%, respectively. These additional interest rate swaps also manage interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings and have terms comparable to the swaps described above.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the first five years of the forecasted debt. As of September 30, 2019, the fair value of the derivative instruments was a liability of $1 million. The interest rate swaps do not contain credit-risk-related contingent features. Refer to Note 10 for additional fair value information.

Revolving Credit Agreements
At September 30, 2019, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)		0.175%
ITCTransmission	100	10	90		3.0%	0.10%
METC	100	53	47		3.0%	0.10%
ITC Midwest	225	111	114		3.0%	0.10%
ITC Great Plains	75	35	40		3.0%	0.10%
Total	$900	$209	$691
____________________________

(a)	Included within long-term debt.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $157 million as of September 30, 2019.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2019, we were not in violation of any debt covenant.
9.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost though we may contribute additional amounts or use our available funding balance as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the nine months ended September 30, 2019, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2019.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. During the nine months ended September 30, 2019 , we contributed $1 million to the supplemental benefit plans. We do not expect to make any additional contributions to these plans in 2019.

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Service cost	$1	$1	$5	$5
Interest cost	2	1	4	3
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of unrecognized loss	1	1	1	1
Net pension cost	$2	$2	$6	$6

The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the nine months ended September 30, 2019, we contributed $7 million to the postretirement benefit plan. We expect to make additional contributions of $2 million to the postretirement benefit plan during the fourth quarter of 2019.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Service cost	$2	$3	$7	$8
Interest cost	1	—	3	2
Expected return on plan assets	(1)	(1)	(3)	(3)
Net postretirement cost	$2	$2	$7	$7

The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended September 30, 2019 and 2018 and $4 million for each of the nine months ended September 30, 2019 and 2018.
10.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	50	—	—
Mutual funds — equity securities	7	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	(1)	—
Total	$58	$(1)	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	49	—	—
Mutual funds — equity securities	5	—	—
Total	$55	$—	$—

As of September 30, 2019 and December 31, 2018, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 9. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
The liabilities related to derivatives consist of interest rate swaps discussed in Note 8. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2019 and 2018. See Note 6 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,767 million and $5,186 million at September 30, 2019 and December 31, 2018, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,106 million and $5,130 million at September 30, 2019 and December 31, 2018, respectively.

Revolving and Term Loan Credit Agreements
At September 30, 2019 and December 31, 2018, we had a consolidated total of $409 million and $208 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
11.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Balance at the beginning of period	$5	$4	$4	$2
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax, of less than $1 for the nine months ended September 30, 2019 and 2018) (a)	—	—	1	1
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	—	—	1
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of less than $1 for the three and nine months ended September 30, 2019)	(1)	—	(1)	—
Total other comprehensive income, net of tax	(1)	—	—	2
Balance at the end of period	$4	$4	$4	$4

____________________________

(a)	The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2020 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all tranches of PBUs and SBUs as of September 30, 2019 was $51 million and $32 million, respectively. At September 30, 2019, the total unrecognized compensation cost related to the PBUs and SBUs was $22 million and $13 million, respectively.

Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. The cost of ITC Holdings’ contribution for each of the three and nine months ended September 30, 2019 and 2018 was less than $1 million.
13.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $1 million and less than $1 million at September 30, 2019 and December 31, 2018, respectively, and intercompany payables to Fortis and such subsidiaries of less than $1 million at both September 30, 2019 and December 31, 2018.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended September 30, 2019 and 2018 for ITC Holdings was $2 million and for each of the nine months ended September 30, 2019 and 2018 was $8 million and $6 million, respectively. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million for each of the three and nine months ended September 30, 2019 and less than $1 million for each of the three and nine months ended September 30, 2018.
Dividends
During the nine months ended September 30, 2019 and 2018, we paid dividends of $197 million and $150 million, respectively, to Investment Holdings. We also paid dividends of $53 million to Investment Holdings in October 2019.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly owned subsidiary of Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with Investment Holdings. We did not make or receive any tax-related payments during the nine months ended September 30, 2019.
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
A summary of the two complaints is as follows:

Complaint	15-Month Refund Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by the FERC at Time of Complaint Filing Date (a)	Base ROE Subsequently Authorized by the FERC for the Initial Complaint Period and also effective for the period from September 28, 2016 to current (a)	Reserve (Pre-Tax and Including Interest) as of September 30, 2019 (in millions)
Initial	11/12/2013 - 2/11/2015	12.38%	10.32%	$—	(b)
Second	2/12/2015 - 5/11/2016	12.38%	N/A	157
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
On June 30, 2016, the presiding ALJ issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. On September 29, 2017, certain MISO TO’s, including our MISO Regulated Operating Subsidiaries, filed a motion for the FERC to dismiss the Second Complaint. We had recorded an aggregate estimated current regulatory liability in the condensed consolidated statements of financial position of $157 million and $151 million as of September 30, 2019 and December 31, 2018, respectively, for the Second Complaint.
The recognition of the obligations associated with the complaints resulted in the following impacts:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenue increase	$—	$—	$—	$(1)
Interest expense increase	2	2	6	5
Estimated net income reduction	2	1	5	3

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

As of September 30, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Development Projects
We are pursuing strategic development projects that may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $120 million for the period from 2020 through 2023. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
15.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
(in millions)	2019	2018	2018	2017
Cash and cash equivalents	$4	$18	$6	$66
Restricted cash included in:
Other non-current assets	2	4	4	2
Total cash, cash equivalents and restricted cash	$6	$22	$10	$68

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in millions)	2019	2018
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$162	$164
Income tax refunds received	1	13
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	103	102
Allowance for equity funds used during construction	23	26
Right-of-use assets obtained in exchange for new operating lease liabilities	4	—
____________________________

(a)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2019 or 2018, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

16.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Regulated Operating Subsidiaries	$329	$302	$970	$886
Intercompany eliminations	(8)	(7)	(22)	(22)
Total Operating Revenues	$321	$295	$948	$864

	Three months ended		Nine months ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Regulated Operating Subsidiaries	$159	$151	$465	$441
ITC Holdings and other	(38)	(36)	(113)	(104)
Total Income Before Income Taxes	$121	$115	$352	$337

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Regulated Operating Subsidiaries	$124	$112	$350	$327
ITC Holdings and other	98	89	269	250
Intercompany eliminations	(124)	(112)	(350)	(327)
Total Net Income	$98	$89	$269	$250

TOTAL ASSETS:	September 30,	December 31,
(in millions)	2019	2018
Regulated Operating Subsidiaries	$9,827	$9,224
ITC Holdings and other	5,295	4,977
Reconciliations / Intercompany eliminations (a)	(5,197)	(4,872)
Total Assets	$9,925	$9,329
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
Significant recent matters that influenced our financial position, results of operations and cash flows for the nine months ended September 30, 2019 or that may affect future results include:

•
Our capital expenditures of $682 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2019 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources, which includes an asset acquisition from Consumers Energy of $76 million, of which $34 million is an acquisition premium that is excluded from rate base;

•
Debt issuances and repayments as described in Note 8 to the condensed consolidated interim financial statements, including issuance of Senior Secured Notes by METC, First Mortgage Bonds by ITCTransmission and borrowings under our revolving and term loan credit agreements and commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•
An estimated current regulatory liability for our MISO Regulated Operating Subsidiaries of $157 million as of September 30, 2019 for the potential refund relating to the Second Complaint, as described in Note 14 to the condensed consolidated interim financial statements; and

•
Two notices of inquiry issued by the FERC on March 21, 2019 seeking comments on (1) whether and how policies concerning the determination of the base ROE for electric utilities should be modified, and (2) its electric transmission incentives policy.

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
In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order. As of September 30, 2019 we had recorded an aggregate estimated current regulatory liability in the condensed consolidated statements of financial position of $157 million for the Second Complaint. The recognition of the obligations associated with the complaints resulted in the following impacts:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenue increase	$—	$—	$—	$(1)
Interest expense increase	2	2	6	5
Estimated net income reduction	2	1	5	3
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
As of September 30, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
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
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial position.
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
The primary factor that is expected to continue to increase our revenues and earnings in future years is increased rate base that would result from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(in millions)	September 30, 2019	2020 — 2024
Expenditures for property, plant and equipment (a)	$682	$3,746
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in millions)	2019	2018	(decrease)	(decrease)	2019	2018	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$354	$350	$4	1%	$931	$932	$(1)	—%
Formula Rate true-up	(33)	(55)	22	(40)%	17	(68)	85	(125)%
Total operating revenues	321	295	26	9%	948	864	84	10%
OPERATING EXPENSES
Operation and maintenance	31	29	2	7%	88	80	8	10%
General and administrative	35	32	3	9%	111	91	20	22%
Depreciation and amortization	51	45	6	13%	149	133	16	12%
Taxes other than income taxes	30	27	3	11%	89	82	7	9%
Other operating (income) and expenses, net	—	(1)	1	(100)%	—	(2)	2	(100)%
Total operating expenses	147	132	15	11%	437	384	53	14%
OPERATING INCOME	174	163	11	7%	511	480	31	7%
OTHER EXPENSES (INCOME)
Interest expense, net	60	56	4	7%	183	167	16	10%
Allowance for equity funds used during construction	(7)	(8)	1	(13)%	(23)	(26)	3	(12)%
Other (income) and expenses, net	—	—	—	—%	(1)	2	(3)	(150)%
Total other expenses (income)	53	48	5	10%	159	143	16	11%
INCOME BEFORE INCOME TAXES	121	115	6	5%	352	337	15	5%
INCOME TAX PROVISION	23	26	(3)	(12)%	83	87	(4)	(5)%
NET INCOME	$98	$89	$9	10%	$269	$250	$19	8%
Operating Revenues
Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018
The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2019 and 2018 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2019		2018		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$214	67%	$198	67%	$16	8%
Regional cost sharing revenues (a)	96	30%	86	29%	10	12%
Point-to-point	3	1%	3	1%	—	—%
Scheduling, control and dispatch (a)	5	1%	3	1%	2	67%
Other	3	1%	5	2%	(2)	(40)%
Total	$321	100%	$295	100%	$26	9%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $(33) million and $(55) million for the three months ended September 30, 2019 and 2018, respectively.

The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2019 and 2018 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2019		2018		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$630	67%	$577	67%	$53	9%
Regional cost sharing revenues (a)	279	29%	247	29%	32	13%
Point-to-point	9	1%	10	1%	(1)	(10)%
Scheduling, control and dispatch (a)	12	1%	11	1%	1	9%
Other	18	2%	19	2%	(1)	(5)%
Total	$948	100%	$864	100%	$84	10%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $17 million and $(68) million for the nine months ended September 30, 2019 and 2018, respectively.
Network revenues increased primarily due to higher net network revenue requirements at our Regulated Operating Subsidiaries, partially offset by an increase in revenue credits resulting from higher regional cost sharing revenue requirements, during the three and nine months ended September 30, 2019 as compared to the same period in 2018. Higher net network revenue requirements were due primarily to a higher rate base associated with higher balances of property, plant and equipment in-service.
Regional cost sharing revenues increased primarily due to additional capital projects eligible for regional cost sharing and these projects being placed into service, in addition to higher accumulated investment for existing regional cost sharing projects for the three and nine months ended September 30, 2019 as compared to the same period in 2018.
Operating Expenses
Operation and maintenance expenses
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Operation and maintenance expenses increased primarily due to higher expenses associated with substation maintenance activities and vegetation management requirements, as well as an increase in vehicle and equipment expenses.
General and administrative expenses
Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018
General and administrative expenses increased due to higher compensation-related expenses primarily due to additional share-based compensation expenses and personnel additions. This increase was partially offset by lower professional services, such as legal and advisory service fees, related to various development initiatives.
Depreciation and amortization expense
Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions.

Other Expenses (Income)
Interest expense, net
Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018
Interest expense, net increased primarily due to long-term debt issuances subsequent to September 30, 2018 which resulted in overall higher carrying balances of long-term debt. In addition, we recorded accelerated interest as a result of the make-whole premium associated with the early redemption of long-term debt.
Income Tax Provision
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Our effective tax rates for the three months ended September 30, 2019 and 2018 were 19% and 23%, respectively. Our effective tax rate for the three months ended September 30, 2019 is below our 21% statutory federal income tax rate primarily due to state income tax benefits and AFUDC equity during the period. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 24% and 26%, respectively. Our effective tax rate for the nine months ended September 30, 2019 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity. During the nine months ended September 30, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded in 2018. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
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
We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2019, we had consolidated indebtedness under our revolving and term loan credit agreements of $409 million, with unused capacity under our revolving credit agreements of $691 million and unused capacity under the term loan credit agreement of $200 million. Additionally, ITC Holdings had $242 million of commercial paper issued and outstanding, net of discount, as of September 30, 2019, with the ability to issue an additional $157 million under the commercial paper program. See Note 8 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program, our revolving and term loan credit agreements and other debt activity during 2019.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. On September 26, 2019, S&P revised the ratings of senior unsecured notes at ITC Holdings from A- to BBB+, reflecting expected increases in the ratio of debt at our Regulated Operating Subsidiaries relative to amounts at ITC Holdings. All other ratings were reaffirmed and the outlook remains unchanged. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2018.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions as well as require us to meet certain financial ratios, which are described in Note 8 to the condensed consolidated interim financial statements. As of September 30, 2019, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $450 million and $494 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to lower receipts from operating revenues of $17 million, lower tax refunds received of $12 million, higher property tax payments of $6 million and an increase in payments for operation and maintenance expenses during the nine months ended September 30, 2019 compared to the same period in 2018.
Cash Flows From Investing Activities
Net cash used in investing activities was $676 million and $533 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $126 million, including the asset acquisition of $76 million from Consumer’s Energy, and a decrease in contributions received in aid of construction of $18 million during the nine months ended September 30, 2019 compared to the same period in 2018.
Cash Flows From Financing Activities
Net cash provided by financing activities was $222 million for the nine months ended September 30, 2019 and net cash used in financing activities was $7 million for the nine months ended September 30, 2018. The increase in cash provided by financing activities was primarily due to an increase in net borrowings under our revolving and term loan credit agreements of $181 million and an increase in net issuances of commercial paper of $243 million during the nine months ended September 30, 2019 compared to the same period in 2018. These increases were partially offset by a decrease in issuances of long-term debt of $50 million, an increase in retirement of long-term debt of $103 million and an increase in dividend payments of $47 million during the nine months ended September 30, 2019 compared to the same period in 2018. See Note 8 to the condensed consolidated interim financial statements for detail on the issuances and a description of our revolving credit agreements and our commercial paper program.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2018. There have been no material changes to that information since December 31, 2018, other than the items listed below and described in Note 8 to the condensed consolidated interim financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings;

•	The issuance of $75 million of 3.30% First Mortgage Bonds, Series H, due August 28, 2049, by ITCTransmission;

•
The issuance of $50 million of 4.55% Senior Secured Notes, due January 15, 2049, by METC; and an additional $50 million of 4.65% Senior Secured Notes, due July 10, 2049, with terms and conditions identical to those of the 4.55% Senior Secured Notes, except the interest rate which includes a 10 basis point premium and the due date which is 30 years from the date of the issuance; and

•
The borrowing of $200 million under the unsecured, unguaranteed term loan credit agreement due June 11, 2021 by ITC Holdings, the proceeds of which were used for the early redemption of the $200 million 5.50% Senior Notes due January 15, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated interim financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated interim financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies requires judgment regarding future events.
These estimates and judgments, in and of themselves, could materially impact the condensed consolidated interim financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment.
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2018 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper was $5,767 million at September 30, 2019. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,106 million at September 30, 2019. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper at September 30, 2019. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2019 would decrease the fair value of debt by $211 million, and a decrease in interest rates of 10% at September 30, 2019 would increase the fair value of debt by $226 million at that date.
Revolving and Term Loan Credit Agreements
At September 30, 2019, we had a consolidated total of $409 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at September 30,

2019 would increase or decrease interest expense by $1 million for an annual period with a constant borrowing level of $409 million.
Commercial Paper
At September 30, 2019, ITC Holdings had $242 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $242 million.
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
As of September 30, 2019, we held 5-year interest rate swap contracts with a notional amount of $100 million, which manages interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. As of September 30, 2019, ITC Holdings had $200 million outstanding under the term loan credit agreement. See Note 8 to the condensed consolidated interim financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the year ended December 31, 2018, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.193
Eighth Supplemental Indenture, dated as of August 14, 2019, between International Transmission Company and The Bank of New York Mellon Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on August 28, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 31, 2019

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)