Form 10-K
period 2019-12-31
ITC Holdings Corp.
filed 2020-02-13
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
27175 Energy Way
Novi, Michigan 48377
(Address Of Principal Executive Offices, Including Zip Code)
(248) 946-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ * (Note: the Registrant is a voluntary filer and has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2019 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of February 12, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
None

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2019

Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“Company”, “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“2017 Omnibus Plan” are references to the Company’s February 27, 2017 long-term equity incentive plan as amended July 10, 2017 and February 4, 2020;

•	“Executive Omnibus Plan” are references to the Company’s February 4, 2020 long-term equity incentive plan;

•	“ACPB” are references to an award under the annual corporate performance bonus plan;

•	“ADIT” are references to accumulated deferred income tax;

•	“AFUDC” are references to an allowance for funds used during construction;

•	“ALJ” are references to an administrative law judge;

•	“Ancillary Services Agreement” are references to the Amended and Restated Purchase and Sale Agreement for Ancillary Services entered into by METC and Consumers Energy dated as of April 29, 2002;

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“ARAM” are references to the average rate assumption method of amortization;

•	“CIA” are references to the Coordination and Interconnection Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“D.C. Circuit Court” are references to the U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DOE” are references to the Department of Energy;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy;

•	“DTE Energy” are references to DTE Energy Company;

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

•
“Eiffel” are references to Eiffel Investment Pte Ltd, a private limited company duly organized and validly existing under the laws of Singapore that is the GIC subsidiary that is a minority investor in ITC Investment Holdings and successor to Finn Investment Pte Ltd;

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

•	“GIC” are references to GIC Private Limited;

•	“GIAs” are references to generator interconnection agreements;

•	“GIOA” are references to the Generator Interconnection and Operation Agreement entered into by DTE Electric and ITCTransmission dated as of February 28, 2003;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding the base ROE;

•	“ITC Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•	“LBA” are references to a Local Balancing Authority;

•	“LGIA” are references to the Large Generator Interconnection Agreement entered into by ITC Midwest, IP&L, and MISO dated as of December 20, 2007 and amended as of August 2, 2017;

•	“LIBOR” are references to the London Interbank Offered Rate;

•	“MECS” are references to the Michigan Electric Coordinated Systems;

•	“Merger Agreement” are references to the agreement and plan of merger between Fortis, FortisUS, Element Acquisition Sub, Inc. and ITC Holdings for the merger;

•	“Mid-Kansas” are references to Mid-Kansas Electric Company LLC;

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

•	“MISO ROE Complaints” are references to the Initial Complaint and the Second Complaint;

•	“MOA” are references to the Master Operating Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;

•	“Moody’s” are references Moody’s Investor Service, Inc.;

•	“MVPs” are references to multi-value projects, which have been determined by MISO to have regional value while meeting near-term system needs;

•	“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“November 2018 Order” are references to an order issued by the FERC on November 15, 2018 regarding MISO ROE Complaints;

•	“November 2019 Order” are references to an order issued by the FERC on November 21, 2019 regarding MISO ROE Complaints;

•	“NYSE” are references to the New York Stock Exchange;

•	“Operating Agreement” are references to the Amended and Restated Operating Agreement entered into by Consumers Energy and METC dated as of April 29, 2002;

•	“OSA” are references to the Operations Services Agreement for 34.5 kV Transmission Facilities entered into by ITC Midwest and IP&L effective as of January 1, 2011;

•	“PBU” are references to a performance-based unit;

•	“PCBs” are references to polychlorinated biphenyls;

•
“PJM” are references to PJM Interconnection LLC, a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Eastern United States, and of which ITC Interconnection is a member;

•	“ROE” are references to return on equity;

•	“RSGM” are references to the Reverse South Georgia Method of amortization;

•	“RTO” are references to Regional Transmission Organizations;

•	“SBU” are references to a service-based unit;

•	“SEC” are references to the Securities and Exchange Commission;

•	“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the FPA regarding the base ROE;

•	“September 2016 Order” are references to an order issued by the FERC on September 28, 2016 regarding the Initial Complaint;

•
“Shareholders Agreement” are references to the Shareholders’ Agreement, dated as of October 14, 2016 by and among the Company, ITC Investment Holdings, FortisUS, Eiffel (as successor to Finn Investment

Pte Ltd), and any other person that becomes a shareholder of ITC Investment Holdings pursuant to such agreement;

•
“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member;

•	“S&P” are references to S&P Global Ratings;

•	“TCJA” are references to the Tax Cuts and Jobs Act of 2017, a comprehensive tax reform bill enacted on December 22, 2017;

•	“TO” are references to transmission owner; and

•	“ULCS” are references to Utility Lines Construction Services, LLC

PART I
ITEM 1.    BUSINESS.
Overview
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. ITC Holdings was incorporated in the State of Michigan in 2002. In 2016, ITC Holdings became a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems.
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
We expect to invest approximately $3.7 billion from 2020 through 2024 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure; (2) enhance system integrity and reliability and accommodate load growth; (3) upgrade physical and technological grid security and (4) develop and build regional transmission infrastructure, including additional transmission facilities that will provide interconnection opportunities for generating facilities.
Through our development activities, we pursue projects in North America that are in line with our business strategy, enhance competitive wholesale electricity markets and facilitate interconnections of new generating resources, including wind generation and other renewable resources necessary to achieve state and federal policy goals. We are also actively pursuing development initiatives related to grid modernization and contracted transmission projects.
Operations
As transmission-only companies, our Regulated Operating Subsidiaries function as conduits, allowing for power from generators to be transmitted to local distribution systems either entirely through our Regulated Operating Subsidaries’ own systems or in conjunction with neighboring transmission systems. Third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by our Regulated Operating Subsidiaries is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by our Regulated Operating Subsidiaries fall into the following categories:

•	asset planning;

•	engineering, design and construction;

•	asset protection and performance;

•	cyber security operations and engineering;

•	maintenance; and

•	real time operations.
Asset Planning
The Asset Planning group uses detailed system models and load forecasts to develop our system expansion capital plans. Expansion capital plans identify projects that address reliability issues and/or produce economic savings for customers by eliminating constraints.
The Asset Planning group submits projects into the MISO and SPP planning processes. As the regional planning authorities, MISO and SPP administer open and transparent processes through which the submitted Asset Planning group plans are vetted. MISO and SPP produce transmission expansion plans, which include projects to be constructed by their members, including our MISO Regulated Operating Subsidiaries and ITC Great Plains.
Engineering, Design and Construction
The Engineering, Design and Construction group is responsible for design, equipment specifications, maintenance plans and project management for capital and maintenance work. We work with outside contractors to perform various aspects of our engineering, design and construction, but retain internal technical experts who have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems.
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
Cyber Security Operations and Engineering
The Cyber Security Operations and Engineering group is responsible for protecting our digital assets and data by deploying advanced tools, techniques and monitoring systems designed to counteract and neutralize cyber threats.
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
Real Time Operations
System Operations — From our operations facilities in Michigan, transmission system operators continuously monitor the performance of the transmission systems of our Regulated Operating Subsidiaries, using software and communication systems to perform analysis to plan for contingencies and maintain security and reliability following any unplanned events on the system. Transmission system operators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.
Local Balancing Authority Operator — Under the functional control of MISO, ITCTransmission and METC operate their electric transmission systems as a combined LBA area, known as MECS. From our operations facilities in Michigan, our employees perform the LBA functions as outlined in MISO’s Balancing Authority Agreement. These functions include actual interchange data administration and verification as well as MECS LBA area emergency procedure implementation and coordination. Besides ITCTransmission and METC, our other Regulated Operating Subsidiaries are not responsible for LBA functions for their respective assets.

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
Distribution-Transmission Interconnection Agreement. The DTIA governs the rights, responsibilities and obligations of ITC Midwest and IP&L, with respect to the use of certain of their own and the other party’s property, assets and facilities and the construction of new facilities or modification of existing facilities.
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
ITC Interconnection
ITC Interconnection acquired certain transmission assets from a merchant generating company and placed a 345kV transmission line in service. As a result, ITC Interconnection is a TO in PJM and is subject to rate regulation by the FERC. The revenues earned by ITC Interconnection are based on its facilities reimbursement agreement with the merchant generating company.
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
We have projects that are eligible for regional cost sharing under the MISO tariff, such as certain network upgrade projects, and the MVPs, including our portions of the four MVPs in the ITC Midwest footprint and the Thumb Loop Project in the Michigan footprint. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff, including three regional cost sharing projects in Kansas.
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
Illinois
The Illinois Commerce Commission exercises jurisdiction over the siting of new transmission lines through its requirements for Certificates of Public Convenience and Necessity and Right-Of-Way acquisition that apply to construction of new or upgraded facilities.
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

Wisconsin
ITC Midwest is a “public utility” and independent TO in Wisconsin. The Public Service Commission of Wisconsin granted ITC Midwest a certificate of authority to transact public utility business in the state. The Public Service Commission of Wisconsin also recognized ITC Holdings as a public utility holding company under Wisconsin statutes.
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
ITC Great Plains
Kansas
ITC Great Plains is a “public utility” and an “electric utility” in Kansas pursuant to state statutes. The KCC issued an order approving the issuance of a limited certificate of convenience to ITC Great Plains for the purposes of building, owning and operating SPP transmission projects in Kansas. In addition to its certificate of authority, the KCC has jurisdiction over the siting of electric transmission lines.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 21.1%, 23.2% and 24.8%, respectively, of our consolidated billed revenues for the year ended December 31, 2019. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2017 revenue accruals and deferrals and exclude any amounts for the 2019 revenue accruals and deferrals that were included in our 2019 operating revenues, but will not be billed to our customers until 2021. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
Competition
Each of our MISO Regulated Operating Subsidiaries operates the primary transmission system in its respective service area and has limited competition for certain projects. However, due to the implementation of the FERC Order No. 1000, other entities with transmission development initiatives may compete with us by seeking approval to be named the party authorized to build new capital projects that we are also pursuing. Our subsidiaries may also compete with other entities on development opportunities for transmission investment in locations outside of our existing service areas. See further discussion of Order No. 1000 above under “Regulatory Environment — Federal Regulation.”
Employees
As of December 31, 2019, we had 707 employees. We consider our relations with our employees to be good.
Environmental Matters
See “Environmental Matters” in Note 19 to the consolidated financial statements.
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
Any capital investment at our Regulated Operating Subsidiaries may be lower than our published estimates due to, among other factors, the impact of:

•	actual or forecasted loads;

•	regional economic conditions;

•	weather conditions;

•	union strikes or labor shortages;

•	material and equipment prices and availability;

•	variances between estimated and actual costs of construction contracts awarded;

•	our ability to obtain financing for such expenditures, if necessary;

•	limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time;

•	regulatory requirements relating to our rate construct, including our ability to recover costs;

•	the potential for greater competition;

•	environmental, siting or regional planning issues; and

•	legal proceedings.
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
Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a TO in MISO, SPP or PJM. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could assign new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. Our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future. While our Regulated Operating Subsidiaries are subject to the FERC’s exclusive jurisdiction for purposes of rate regulation, changes in state laws affecting other matters, such as transmission siting and construction, could limit investment opportunities available to us.
Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Each of ITCTransmission, METC and ITC Midwest derive a substantial portion of their revenues from the transmission of electricity to the local distribution facilities of DTE Electric, Consumers Energy and IP&L, respectively. Each of these customers is expected to constitute the majority of the revenues of the respective MISO Regulated Operating Subsidiary for the foreseeable future. Any material failure by DTE Electric, Consumers Energy or IP&L to make payments for transmission services could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
We enter into various agreements and arrangements with third parties to provide services for construction, maintenance and operations of certain aspects of our business, and we utilize the services of contractors to a significant extent. If any of these agreements or arrangements is terminated for any reason, it could result in a shortage of a readily available workforce to provide such services and we may face difficulty finding a qualified replacement workforce. In such a situation, if we are unable to find adequate replacements for contractors in a timely manner, it could have an adverse effect on our results of operations and the ability to carry on our business.
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
The various regulatory requirements to which we are subject include reliability standards established by the NERC, which acts as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program, and such penalties can be substantial. Non-monetary sanctions include potential limitations on the violator’s activities or operation and placing the violator on a watchlist for major violators. If any of our subsidiaries violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
A cyber-attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to taxation by various taxing authorities at the federal, state and local levels. Various representatives of the government, corporations, industry groups and the public continue to pursue changes to tax laws and regulations, and corporate tax reform continues to be a priority in many jurisdictions. Due to unique aspects of the treatment of taxes for regulated utilities, the impacts of changes in tax laws for us and our Regulated Operating Subsidiaries may differ from the impacts to other corporations generally. We cannot predict the timing or impacts of any future modifications or changes in tax laws. Changes in federal, state or local tax rates or other aspects of tax laws could materially and adversely affect our results of operations, net income, financial condition, cash flows, and credit metrics.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our Regulated Operating Subsidiaries’ transmission facilities are located in Michigan, Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma. Our MISO Regulated Operating Subsidiaries and ITC Great Plains have agreements with other utilities for the joint ownership of specific substations, transmission lines and other transmission assets. See Note 17 to the consolidated financial statements for more information on the jointly owned assets.
Our Regulated Operating Subsidiaries own the assets of transmission systems and related assets, including:

•	approximately 15,900 circuit miles of overhead and underground transmission lines rated at voltages of 34.5 kV to 345 kV, along with related transmission towers and poles;

•
station assets, such as transformers and circuit breakers, at approximately 660 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;

•	other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);

•	warehouses and related equipment; and

•	associated land held in fee, rights-of-way and easements.
ITCTransmission owns a corporate headquarters facility and operations control room in Novi, Michigan and a facility in Ann Arbor, Michigan that includes a back-up operations control room, along with associated furniture, fixtures and office equipment for these facilities.
METC does not own the majority of the land on which its assets are located, but under the provisions of the Easement Agreement, METC has an easement to use the land, rights-of-way, leases and licenses in the land on which its transmission lines are located that are held or controlled by Consumers Energy. See “Item 1 Business - Operating Contracts - METC - Amended and Restated Easement Agreement.”
Our Regulated Operating Subsidiaries have issued certain First Mortgage Bonds and Senior Secured Notes. Under the terms of these instruments, the respective bondholders and noteholders have the benefit of a first mortgage lien on substantially all of the assets of the corresponding debt issuer. Refer to Note 11 to the consolidated financial statements for more information on the outstanding debt of our Regulated Operating Subsidiaries. As of December 31, 2019, there were no liens or encumbrances on the assets of ITC Interconnection.
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
Refer to Notes 6 and 19 to the consolidated financial statements for a description of certain pending legal proceedings, which description is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings and ITC Holdings’ common stock is not publicly traded.
ITC Holdings paid dividends of $250 million and $200 million to our parent, ITC Investment Holdings, during the years ended December 31, 2019 and 2018, respectively. ITC Holdings also paid dividends of $83 million to ITC Investment Holdings in January 2020. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant.

ITEM 6.     SELECTED FINANCIAL DATA.
The selected historical financial data presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
OPERATING REVENUES (a) (b)
Transmission and other services	$1,286	$1,192	$1,226	$1,142	$1,025
Formula Rate true-up	41	(36)	(15)	(17)	20
Total operating revenues	1,327	1,156	1,211	1,125	1,045
OPERATING EXPENSES
Operation and maintenance	113	109	110	114	113
General and administrative (c) (d)	138	127	121	234	140
Depreciation and amortization	203	180	169	158	145
Taxes other than income taxes	118	109	103	93	82
Other operating (income) and expense, net	—	(4)	(2)	(1)	(1)
Total operating expenses (d)	572	521	501	598	479
OPERATING INCOME (d)	755	635	710	527	566
OTHER EXPENSES (INCOME)
Interest expense, net	224	224	224	211	204
Allowance for equity funds used during construction	(29)	(33)	(33)	(35)	(28)
Other (income) and expenses, net (d)	—	3	4	8	6
Total other expenses (income) (d)	195	194	195	184	182
INCOME BEFORE INCOME TAXES	560	441	515	343	384
INCOME TAX PROVISION (e)	132	111	196	97	142
NET INCOME	$428	$330	$319	$246	$242
____________________________

(a)
The decrease in operating revenues in 2018 was due to a reduction in taxes collected through our Regulated Operating Subsidiaries’ Formula Rates as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017.

(b)
We recognized an increase in operating revenues of $69 million in 2019 and a reduction in operating revenues of $80 million and $115 million in 2016 and 2015, respectively, relating to the refund obligations for the MISO ROE Complaints as described in Note 19 to the consolidated financial statements.

(c)
During 2016, we expensed external legal, advisory and financial services fees of $55 million related to the Merger Agreement and approximately $41 million due to the accelerated vesting of the share-based awards that occurred as a result of the Merger Agreement. The external and internal costs related to the Merger Agreement were recorded at ITC Holdings and have not been included as components of revenue requirement at our Regulated Operating Subsidiaries.

(d)
All amounts presented reflect the change in the authoritative guidance issued by the FASB regarding net periodic pension and postretirement benefit non-service costs which are now included in the line “Other (income) and expenses, net”. This change was adopted retrospectively by us in 2018.

(e)
The decrease in income tax provision in 2018 was due to the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. During 2016, we recognized an income tax benefit of $27 million for excess tax deductions as a result of adopting the accounting guidance associated with share-based payments.

	ITC Holdings and Subsidiaries
	December 31,
(In millions)	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Cash and cash equivalents	$4	$6	$66	$8	$14
Working capital (deficit)	(471)	(308)	(302)	(400)	(550)
Property, plant and equipment, net	8,582	7,910	7,309	6,698	6,110
Goodwill	950	950	950	950	950
Total assets	10,058	9,329	8,823	8,223	7,555
Debt:
ITC Holdings	2,968	2,767	2,728	2,387	2,304
Regulated Operating Subsidiaries	2,839	2,571	2,373	2,203	2,125
Total debt	5,807	5,338	5,101	4,590	4,429
Total stockholder’s equity	$2,232	$2,051	$1,920	$1,901	$1,709

	ITC Holdings and Subsidiaries
	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
CASH FLOWS DATA:
Expenditures for property, plant and equipment	$865	$769	$755	$750	$701

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2019 and 2018 and provides year-to-year comparisons between the years ended December 31, 2019 and 2018. Discussions of such information for the year ended December 31, 2017 and year-to-year comparisons between the years ended December 31, 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2019 or that may affect future results include:

•
Our capital expenditures of $865 million at our Regulated Operating Subsidiaries during the year ended December 31, 2019, as described below under “— Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources, which includes electric transmission asset acquisitions from Consumers Energy of $77 million, of which $34 million is an acquisition premium that is excluded from rate base;

•
Debt issuances and repayments as described in Note 11 to the consolidated financial statements, including the issuance of Senior Secured Notes by METC, First Mortgage Bonds by ITCTransmission and borrowings under our revolving and term loan credit agreements and commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•
Issuance of the November 2019 Order related to the MISO ROE Complaints, as described in Note 19 to the consolidated financial statements, which resulted in a reduction to the base ROE to 9.88% for our MISO Regulated Operating Subsidiaries, reversal of the amount previously recorded as an estimated current regulatory liability for refunds relating to the Second Complaint and recording of a current regulatory liability for our MISO Regulated Operating Subsidiaries of $70 million as of December 31, 2019 for refunds relating to the Initial Complaint and the period from the date of the September 2016 Order to December 31, 2019;

•
The adoption of tax accounting method changes related to bonus depreciation and repairs and maintenance deductions during the fourth quarter of 2019, which did not have a significant impact on the consolidated financial statements as of and for the year ended December 31, 2019 but may impact future results; and

•
Two notices of inquiry issued by the FERC on March 21, 2019 seeking comments on (1) whether and how policies concerning the determination of the base ROE for electric utilities should be modified, and (2) its electric transmission incentives policy.

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
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 6 to the consolidated financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 19 to the consolidated financial statements for detail on ROE matters.

Illustrative Example of Formula Rate Setting
The Formula Rate setting example shown below is for illustrative purposes only and is not based on our actual financial data.

Line	Item	Instructions	Amount
1	Rate base (a)		$1,000,000
2	Multiply by 13-month weighted average cost of capital (b)		8.38%
3	Allowed return on rate base	(Line 1 x Line 2)	$83,800
4	Recoverable operating expenses (including depreciation and amortization)		$150,000
5	Income taxes (c)		37,500
6	Gross revenue requirement	(Line 3 + Line 4 + Line 5)	$271,300
____________________________

(a)	Consists primarily of in-service property, plant and equipment, net of accumulated depreciation.

(b)
The weighted average cost of capital for purposes of this illustration is calculated below. The cost of capital for debt is included at a flat interest rate for purposes of this illustration and is not based on our actual cost of capital. The cost of capital rate for equity represents the current maximum allowed MISO ROE per the November 2019 Order on the Initial Complaint. See Note 19 to the consolidated financial statements for detail on ROE matters.

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	10.63% =	6.38%
	100.00%		8.38%

(c)	Represents an approximation of the federal and state income tax expense for purposes of this illustration and is not based on our actual tax expense.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. While we expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings, our revenues and earnings are also impacted by changes in our ROE or required refunds resulting from the resolution of the incentive adders complaints and MISO ROE Complaints, as described in Note 6 and Note 19 to the consolidated financial statements, or other future increases or decreases to our rates for incentive adders and base ROE.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions)	December 31, 2019	2020 — 2024
Expenditures for property, plant and equipment (a)	$865	$3,746
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
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as described in “Item 1A Risk Factors”. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
Recent Developments
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. Prior to the filing of the MISO ROE Complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. See Note 19 to the consolidated financial statements for a summary of the MISO ROE Complaints and related proceedings.
Related FERC Orders
In April 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders in the ISO New England matters that established and applied the two-step DCF methodology for the determination of base ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposed a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. The FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. The FERC issued a similar order, the November 2018 Order, in the MISO ROE Complaints, establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the MISO TOs’ ROE, including our MISO Regulated Operating Subsidiaries.
The November 2018 Order included preliminary illustrative calculations for the ROE that could have been established for the Initial Complaint, using the FERC's proposed methodology with financial data from the proceedings related to that complaint. The FERC’s preliminary calculations were not binding and could change, as significant changes to the methodology by the FERC were possible as a result of the paper hearing process. The November 2018 Order and our response to the order through briefs and reply briefs did not provide a reasonable basis for a change to the reserve or ROEs utilized for any of the complaint refund periods nor all subsequent periods. On March 21, 2019, the FERC issued a notice of inquiry seeking comments on whether and how policies concerning the determination of the base ROE for electric utilities should be modified, which is still pending. The FERC’s consideration of responses to this notice of inquiry may impact our future base ROE.
November 2019 Order
On November 21, 2019, the FERC issued an order on the MISO ROE Complaints. The FERC did not adopt the methodology proposed in the November 2018 Order, which had proposed using four financial models to establish the base ROE. Instead, the FERC determined that two financial models should be used to determine the base ROE. The FERC applied that methodology to the Initial Complaint period and determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due, and the base ROE for that period should be 12.38% plus applicable incentive adders. As a result, we have reversed the aggregate estimated current liability we had previously recorded for the Second Complaint, as noted below in “Financial Statement Impacts”. In addition, from May 12, 2016 to September 27, 2016, the base ROE should be 12.38% plus applicable incentive adders, because no complaint had been filed for that period and no refund is due during that period. The FERC ordered refunds to be made in accordance with the November 2019 Order within 30 days, but on December 18, 2019 the FERC granted a request from MISO for an extension until December 23, 2020 for settlement of the refunds. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs filed their request for rehearing primarily on the basis that the methodology applied by the FERC in the November 2019 Order will not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearings for further consideration.
In January 2020, certain complainants in the MISO ROE dockets filed an appeal of the September 2016 Order and the November 2019 Order at the D.C. Circuit Court. We believe that the appeal was premature and should be dismissed, but if not, we will respond in due course.
Financial Statement Impacts
As of December 31, 2019, we had recorded a current regulatory liability in the consolidated statements of financial position of $70 million to reflect amounts due to customers under the terms outlined in the November 2019 Order on the Initial Complaint and the period from the date of the September 2016 Order to December 31, 2019. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order dismissed the Second Complaint with no refunds required, it is possible upon rehearing that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material. It is also possible, upon rehearing of the November 2019 Order, that the outcome may differ materially from the November 2019 Order. In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 9.88% established in the November 2019 Order plus applicable incentive adders. See Note 6 to the consolidated financial statements for a summary of incentive adders for transmission rates.

The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the consolidated statements of comprehensive income during each respective period:

	Year Ended December 31,
(In millions)	2019	2018	2017
Revenue increase (decrease)	$69	$1	$—
Interest expense increase (decrease)	(12)	7	6
Estimated net income increase (decrease)	61	(4)	(3)
As of December 31, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
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
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. Initial briefs were filed on January 27, 2020 and reply briefs are due to be filed in the second quarter of 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. As of December 31, 2019, we had recorded an estimated current regulatory liability of $2 million related to this complaint. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.

Significant Components of Results of Operations
Revenues
We derive nearly all of our revenues from providing transmission, scheduling, control and dispatch services and other related services over our Regulated Operating Subsidiaries’ transmission systems to DTE Electric, Consumers Energy, IP&L and other entities, such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers, as well as from transaction-based capacity reservations on our transmission systems. MISO and SPP are responsible for billing and collecting the majority of transmission service revenues. As the billing agent for our MISO Regulated Operating Subsidiaries and ITC Great Plains, MISO and SPP collect fees for the use of our transmission systems, invoicing DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis.
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
Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff, including MVP projects such as our portion of four MVPs in the ITC Midwest footprint and the Thumb Loop Project in the Michigan footprint. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues is treated as a reduction to the net network revenue requirement under our cost-based Formula Rates.
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
Other Items of Income or Expense
Interest Expense consists primarily of interest on debt at ITC Holdings and our Regulated Operating Subsidiaries. Additionally, the amortization of debt financing expenses and loss on extinguishment of debt are recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and treated as a reduction to interest expense. The amortization of gains and losses on settled and terminated derivative financial instruments is recorded to interest expense. The interest portion of the refunds relating to the MISO ROE Complaints is also recorded to interest expense.
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
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.
Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In millions)	2019	2018	(Decrease)	(Decrease)	2017	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,286	$1,192	$94	8%	$1,226	$(34)	(3)%
Formula Rate true-up	41	(36)	77	(214)%	(15)	(21)	140%
Total operating revenue	1,327	1,156	171	15%	1,211	(55)	(5)%
OPERATING EXPENSES
Operation and maintenance	113	109	4	4%	110	(1)	(1)%
General and administrative	138	127	11	9%	121	6	5%
Depreciation and amortization	203	180	23	13%	169	11	7%
Taxes other than income taxes	118	109	9	8%	103	6	6%
Other operating (income) and expenses, net	—	(4)	4	(100)%	(2)	(2)	100%
Total operating expenses	572	521	51	10%	501	20	4%
OPERATING INCOME	755	635	120	19%	710	(75)	(11)%
OTHER EXPENSES (INCOME)
Interest expense, net	224	224	—	—%	224	—	—%
Allowance for equity funds used during construction	(29)	(33)	4	(12)%	(33)	—	—%
Other (income) and expenses, net	—	3	(3)	(100)%	4	(1)	(25)%
Total other expenses (income)	195	194	1	1%	195	(1)	(1)%
INCOME BEFORE INCOME TAXES	560	441	119	27%	515	(74)	(14)%
INCOME TAX PROVISION	132	111	21	19%	196	(85)	(43)%
NET INCOME	$428	$330	$98	30%	$319	$11	3%

Operating Revenues
Year ended December 31, 2019 compared to year ended December 31, 2018
The following table sets forth the components of and changes in operating revenues for the year ended December 31, 2019 and 2018 which included revenue accruals and deferrals in Note 6 to the consolidated financial statements:

						Percentage
	2019		2018		Increase	Increase
(In millions)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$836	63%	$771	67%	$65	8%
Regional cost sharing revenues (a)	371	28%	334	29%	37	11%
Point-to-point	13	1%	14	1%	(1)	(7)%
Scheduling, control and dispatch (a)	17	1%	15	1%	2	13%
Other	21	2%	21	2%	—	—%
Recognition of liabilities for MISO ROE Complaints	69	5%	1	—%	68	6,800%
Total	$1,327	100%	$1,156	100%	$171	15%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $41 million and $(36) million for the year ended December 31, 2019 and 2018, respectively.
Network revenues increased primarily due to higher net network revenue requirements at our Regulated Operating Subsidiaries, partially offset by an increase in revenue credits resulting from higher regional cost sharing revenue requirements, during the year ended December 31, 2019 compared to the same period in 2018. Higher net network revenue requirements were due primarily to a higher rate base associated with higher balances of property, plant and equipment in service.
Regional cost sharing revenues increased primarily due to additional capital projects eligible for regional cost sharing and these projects being placed into service, in addition to higher accumulated investment for existing regional cost sharing projects for the year ended December 31, 2019 compared to the same period in 2018.
During the year ended December 31, 2019, adjustments were made to the refund liability recorded related to the MISO ROE Complaints, as described in Note 19 to the consolidated financial statements, which resulted in a net increase in operating revenues of $69 million for the year ended December 31, 2019 compared to the same period in 2018. As a result of the November 2019 Order, operating revenues increased $133 million due to the dismissal of the Second Complaint, which was partially offset by a revenue decrease of $64 million for the establishment of an additional refund liability for the Initial Complaint and the period from the date of the September 2016 Order to December 31, 2019.
Operating Expenses
General and administrative expenses
Year ended December 31, 2019 compared to year ended December 31, 2018
General and administrative expenses increased primarily due to higher compensation-related expenses resulting from additional share-based compensation expense of $23 million. This increase was partially offset by lower professional services, such as legal and advisory service fees, related to various development initiatives of $15 million.
Depreciation and amortization expenses
Year ended December 31, 2019 compared to year ended December 31, 2018
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions.

Taxes other than income taxes
Year ended December 31, 2019 compared to year ended December 31, 2018
Taxes other than income taxes increased due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2018 capital additions, which were included in the assessments for 2019 property taxes.
Other Expenses (Income)
Interest Expense, Net
Year ended December 31, 2019 compared to year ended December 31, 2018
Interest expense, net remained consistent due to higher debt balances offset by the reversal of interest expense previously recorded for the Second Complaint pursuant to the November 2019 Order, as described in Note 19 to the consolidated financial statements.
Income Tax Provision
Year ended December 31, 2019 compared to year ended December 31, 2018
Our effective tax rates for the years ended December 31, 2019 and 2018 were 23.6% and 25.2%, respectively. Our effective tax rate as of December 31, 2019 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity. During the year ended December 31, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in Iowa’s tax rate, we revalued the Iowa NOLs at ITC Holdings in 2018. As a result, additional income tax expense was recorded for the year ended December 31, 2018 compared to the same period in 2019. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision. See Note 12 to the consolidated financial statements for further discussion regarding our income tax provision.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving and term loan credit agreements (the terms of which are described in Note 11 to the consolidated financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. We are pursuing development activities for projects that could result in significant development expenses and capital expenditures incremental to our current plan. Refer to Note 19 to the consolidated financial statements for a discussion of contingent payments related to development projects.

•	Fund working capital requirements.

•	Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described in detail below under “— Contractual Obligations.”

•	Fund any refund obligation in connection with the pending ROE matters.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 6 and 19 to the consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of December 31, 2019, we had consolidated indebtedness under our revolving and term loan credit agreements of $499 million, with unused capacity under our revolving credit agreements of $601 million and unused capacity under our term loan credit agreement of $200 million. In January 2020, ITC Holdings drew upon the remaining $200 million under the term loan credit agreement, which was used to repay outstanding commercial paper balances. ITC Holdings had $200 million of commercial paper issued and outstanding, net of discount, as of December 31, 2019, with the ability to issue an additional $200 million under the commercial paper program. See Note 11 to the consolidated financial statements for a detailed discussion of the commercial paper program, our revolving and term loan credit agreements and other debt activity during the years ended December 31, 2019 and 2018.
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
We have material exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. It is expected that LIBOR will be discontinued and, while we believe an acceptable replacement rate will be available if LIBOR is discontinued, we cannot reasonably estimate the expected impact, if any, of such a discontinuation.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. Our current credit ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

	S&P (a)		Moody’s
	Rating	Outlook	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	BBB+	Negative	Baa2	Stable
Commercial Paper	A-2	Negative	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A	Negative	A1	Stable
METC
Senior Secured Notes	A	Negative	A1	Stable
ITC Midwest
First Mortgage Bonds	A	Negative	A1	Stable
ITC Great Plains
First Mortgage Bonds	A	Negative	A1	Stable
____________________________

(a)
On September 26, 2019, S&P revised the ratings of senior unsecured notes at ITC Holdings from A- to BBB+, reflecting expected increases in the ratio of debt at our Regulated Operating Subsidiaries relative to amounts at ITC Holdings. All other ratings were reaffirmed and the outlook remains unchanged.

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2019, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$428	$330	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	203	180	169
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(55)	17	34
Deferred income tax expense	135	107	195
Other	(82)	19	(110)
Net cash provided by operating activities	629	653	607
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(865)	(769)	(755)
Contributions in aid of construction	10	21	21
Other	1	1	(10)
Net cash used in investing activities	(854)	(747)	(744)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of debt (including commercial paper and revolving and term loan credit agreements)	463	238	511
Dividends to ITC Investment Holdings	(250)	(200)	(300)
Refundable deposits from and repayments to generators for transmission network upgrades, net	11	3	(12)
Other	(3)	(5)	(5)
Net cash provided by financing activities	221	36	194
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4)	(58)	57
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	10	68	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$10	$68
Cash Flows From Operating Activities
Year ended December 31, 2019 compared to year ended December 31, 2018
Net cash provided by operating activities was $629 million and $653 million for the year ended December 31, 2019 and 2018, respectively. The decrease in cash provided by operating activities was due primarily to lower tax refunds received of $12 million, higher interest payments of $5 million and higher property tax payments of $7 million during the year ended December 31, 2019 compared to the same period in 2018.
Cash Flows From Investing Activities
Year ended December 31, 2019 compared to year ended December 31, 2018
Net cash used in investing activities was $854 million and $747 million for the year ended December 31, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $96 million, including the electric transmission asset acquisition of $76 million from Consumer’s Energy, and a decrease in contributions received in aid of construction of $11 million during the year ended December 31, 2019 compared to the same period in 2018.

Cash Flows From Financing Activities
Year ended December 31, 2019 compared to year ended December 31, 2018
Net cash provided by financing activities was $221 million and $36 million for the year ended December 31, 2019 and 2018, respectively. The increase in cash provided by financing activities was due primarily to an increase in net borrowings under our revolving and term loan credit agreements of $353 million and an increase in net issuances of commercial paper of $200 million during the year ended December 31, 2019 compared to the same period in 2018. These increases were partially offset by a decrease in issuances of long-term debt of $225 million, an increase in retirement of long-term debt of $103 million and an increase in dividend payments of $50 million during the year ended December 31, 2019 compared to the same period in 2018. See Note 11 to the consolidated financial statements for detail on the issuances and retirements of debt, borrowings under our term loan credit agreement and a description of our revolving credit agreements and commercial paper program.
Contractual Obligations
The following table details our contractual obligations as of December 31, 2019:

		Due within	Due in	Due in	Due after
(In millions)	Total	1 Year	Years 2-3	Years 4-5	5 years
Debt:
ITC Holdings Senior Notes	$2,550	$—	$500	$650	$1,400
ITC Holdings revolving credit agreement (a)	34	—	34	—	—
ITC Holdings commercial paper program	200	200	—	—	—
ITC Holdings term loan credit agreement	200	—	200	—	—
ITCTransmission First Mortgage Bonds	785	—	—	—	785
ITCTransmission revolving credit agreement (a)	24	—	24	—	—
METC Senior Secured Notes	575	—	—	—	575
METC revolving credit agreement (a)	79	—	79	—	—
ITC Midwest First Mortgage Bonds	1,085	35	—	75	975
ITC Midwest revolving credit agreement (a)	130	—	130	—	—
ITC Great Plains First Mortgage Bonds	150	—	—	—	150
ITC Great Plains revolving credit agreement (a)	32	—	32	—	—
Interest payments:
ITC Holdings Senior Notes	944	97	192	143	512
ITCTransmission First Mortgage Bonds	888	35	70	70	713
METC Senior Secured Notes	622	24	49	49	500
ITC Midwest First Mortgage Bonds	1,106	49	93	92	872
ITC Great Plains First Mortgage Bonds	155	6	12	12	125
Operating leases	4	1	2	1	—
Purchase obligations	77	74	1	1	1
Regulatory liabilities — revenue deferrals, including accrued interest	52	51	1	—	—
Regulatory liabilities — refund related to the MISO ROE Complaints, including accrued interest (b)	70	70	—	—	—
METC Easement Agreement	309	10	20	20	259
Total obligations	$10,071	$652	$1,439	$1,113	$6,867
____________________________

(a)
On January 10, 2020 we extended the maturity date of our revolving credit agreements from October 21, 2022 to October 20, 2023. Refer to Note 11 to the consolidated financial statements for further details on the extension.

(b)	Amount reflects terms outlined in the November 2019 Order related to the MISO ROE Complaints, as described in Note 19 to the consolidated financial statements.
Interest payments included above relate only to our fixed-rate long-term debt outstanding at December 31, 2019. We also expect to pay interest and commitment fees under our variable-rate revolving and term loan credit agreements and commercial paper program that have not been included above due to varying amounts of borrowings and interest rates under the facilities. In 2019, we paid $16 million of interest and commitment fees under our revolving and term loan credit agreements and commercial paper program.
Operating leases include leases for office space, equipment and storage facilities. Purchase obligations represent commitments primarily for materials, services and equipment that had not been received as of December 31, 2019, primarily for construction and maintenance projects for which we have an executed contract. The majority of the items relate to materials and equipment that have long production lead times. See Note 10 and Note 19 to the consolidated financial statements for more information on our operating leases and purchase obligations, respectively.
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
The contractual obligations table above excludes certain items, including contingent liabilities and other current and long-term liabilities, due to uncertainty regarding the timing and any amount of future cash flows necessary to settle these obligations. Items excluded from the contractual obligations table include:

•	long-term incentive awards;

•	pension and other postretirement obligations;

•	regulatory liabilities related to asset removal costs and income taxes refundable related to implementation of the TCJA; and

•	liabilities to refund deposits from generators for transmission network upgrades.
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 7 to the consolidated financial statements, we had regulatory assets and liabilities of $241 million and $707 million, respectively, as of December 31, 2019. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $33 million relating to intangible assets at December 31, 2019 that are described in Note 9 to the consolidated financial statements.
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
Under their Formula Rates, our Regulated Operating Subsidiaries use forecasted expenses, property, plant and equipment, point-to-point revenues and other items for the upcoming calendar year to establish their projected revenue requirement and for the MISO Regulated Operating Subsidiaries, their component of the billed network rates for service on their systems from January 1 to December 31 of that year. The cost-based Formula Rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to subsequently collect or refund any over-recovery or under-recovery of revenues, as appropriate. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly peak loads at our MISO Regulated Operating Subsidiaries.
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
As of December 31, 2019 and 2018, consolidated goodwill totaled $950 million. We completed our annual goodwill impairment test for our reporting units as of October 1, 2019 using a qualitative assessment and determined that no impairment exists. There were no events subsequent to October 1, 2019 that indicated impairment of our goodwill. We do not believe there is a material risk of our goodwill being impaired in the near term for any of our reporting units.
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
Refer to Note 19 to the consolidated financial statements for discussion on contingencies, including the MISO ROE Complaints.
Pension and Postretirement Costs
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions, including rates of return on plan assets, the discount rates, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA-rated zero-coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our plans. In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,672 million at December 31, 2019. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,108 million at December 31, 2019. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper at December 31, 2019. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at December 31, 2019 would decrease the fair value of debt by $210 million, and a decrease in interest rates of 10% at December 31, 2019 would increase the fair value of debt by $226 million at that date.
Revolving and Term Loan Credit Agreements
At December 31, 2019, we had a consolidated total of $499 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at December 31, 2019 would increase or decrease interest expense by $1 million for an annual period with a constant borrowing level of $499 million.
Commercial Paper
At December 31, 2019, ITC Holdings had $200 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $200 million.
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
As of December 31, 2019, we held 5-year interest rate swap contracts with a notional amount of $200 million, which manage interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. As of December 31, 2019, ITC Holdings had $200 million outstanding under the term loan credit agreement. In January 2020, ITC Holdings drew upon the remaining $200 million under the term loan credit agreement. In January 2020, ITC Holdings entered into three 5-year interest rate swap contracts with notional amounts of $63 million. See Note 11 to the consolidated financial statements for further discussion on these interest rate swaps.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.1%, 23.2% and 24.8%, respectively, or $254 million, $279 million and $298 million, respectively, of our consolidated billed revenues for the year ended December 31, 2019. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2017 revenue accruals and deferrals and exclude any amounts for the 2019 revenue accruals and deferrals that were included in our

2019 operating revenues but will not be billed to our customers until 2021. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material aspects, the financial condition of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
February 12, 2020

We have served as the Company’s auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4	$6
Accounts receivable	117	102
Inventory	39	32
Regulatory assets	12	12
Income tax receivable	—	1
Prepaid and other current assets	15	11
Total current assets	187	164
Property, plant and equipment (net of accumulated depreciation and amortization of $1,930 and $1,779, respectively)	8,582	7,910
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $42 and $39, respectively)	33	38
Regulatory assets	229	200
Other assets	77	67
Total other assets	1,289	1,255
TOTAL ASSETS	$10,058	$9,329
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$82	$106
Accrued compensation	61	30
Accrued interest	48	50
Accrued taxes	66	64
Regulatory liabilities	123	178
Refundable deposits and advances for construction	27	33
Debt maturing within one year	235	—
Other current liabilities	16	11
Total current liabilities	658	472
Accrued pension and postretirement liabilities	73	68
Deferred income taxes	873	721
Regulatory liabilities	584	640
Refundable deposits	19	13
Other liabilities	47	26
Long-term debt	5,572	5,338
Commitments and contingent liabilities (Notes 6 and 19)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2019 and 2018	892	892
Retained earnings	1,333	1,155
Accumulated other comprehensive income	7	4
Total stockholder’s equity	2,232	2,051
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,058	$9,329
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2019	2018	2017
OPERATING REVENUES
Transmission and other services	$1,286	$1,192	$1,226
Formula Rate true-up	41	(36)	(15)
Total operating revenue	1,327	1,156	1,211
OPERATING EXPENSES
Operation and maintenance	113	109	110
General and administrative	138	127	121
Depreciation and amortization	203	180	169
Taxes other than income taxes	118	109	103
Other operating (income) and expense, net	—	(4)	(2)
Total operating expenses	572	521	501
OPERATING INCOME	755	635	710
OTHER EXPENSES (INCOME)
Interest expense, net	224	224	224
Allowance for equity funds used during construction	(29)	(33)	(33)
Other (income) and expenses, net	—	3	4
Total other expenses (income)	195	194	195
INCOME BEFORE INCOME TAXES	560	441	515
INCOME TAX PROVISION	132	111	196
NET INCOME	428	330	319
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 15)	3	1	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	1	—
TOTAL COMPREHENSIVE INCOME	$431	$331	$319
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
	Common Stock	Earnings	Income (Loss)	Equity
(In millions)
BALANCE, DECEMBER 31, 2016	$892	$1,007	$2	$1,901
Net income	—	319	—	319
Dividends to ITC Investment Holdings	—	(300)	—	(300)
BALANCE, DECEMBER 31, 2017	$892	$1,026	$2	$1,920
Opening balance reclassification	—	(1)	1	—
Net income	—	330	—	330
Dividends to ITC Investment Holdings	—	(200)	—	(200)
Other comprehensive income, net of tax (Note 15)	—	—	1	1
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	428	—	428
Dividends to ITC Investment Holdings	—	(250)	—	(250)
Other comprehensive income, net of tax (Note 15)	—	—	3	3
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$428	$330	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	203	180	169
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(55)	17	34
Deferred income tax expense	135	107	195
Allowance for equity funds used during construction	(29)	(33)	(33)
Share-based compensation	32	6	2
Other	10	4	9
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(10)	17	(17)
Income tax receivable	1	14	—
Accounts payable	(11)	6	(3)
Accrued interest	(2)	(10)	7
Accrued taxes	3	7	5
Net refund related to return on equity complaints	(82)	6	(113)
Other current and non-current assets and liabilities, net	6	2	33
Net cash provided by operating activities	629	653	607
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(865)	(769)	(755)
Contributions in aid of construction	10	21	21
Other	1	1	(10)
Net cash used in investing activities	(854)	(747)	(744)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of discount	175	400	1,199
Borrowings under revolving credit agreements	1,090	832	1,065
Borrowings under term loan credit agreements	200	—	250
Net (repayment) issuance of commercial paper, net of discount	200	—	(148)
Retirement of long-term debt — including extinguishment of debt costs	(203)	(100)	(477)
Repayments of revolving credit agreements	(999)	(844)	(1,178)
Repayments of term loan credit agreements	—	(50)	(200)
Dividends to ITC Investment Holdings	(250)	(200)	(300)
Refundable deposits from generators for transmission network upgrades	19	6	16
Repayment of refundable deposits from generators for transmission network upgrades	(8)	(3)	(28)
Other	(3)	(5)	(5)
Net cash provided by financing activities	221	36	194
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4)	(58)	57
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	10	68	11
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$10	$68
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. In 2016, ITC Holdings became a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas, and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems.
Our Regulated Operating Subsidiaries are independent electric transmission utilities, with rates regulated by the FERC and established on a cost-of-service model. ITCTransmission’s service area is located in southeastern Michigan, while METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains currently owns assets located in Kansas and Oklahoma. MISO bills and collects revenues from the MISO Regulated Operating Subsidiaries’ customers. SPP bills and collects revenue from ITC Great Plains’ customers. ITC Interconnection currently owns assets in Michigan and earns revenues based on its facilities reimbursement agreement with a merchant generating company.
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
In connection with our adoption of the new guidance, we elected various practical expedients and made certain accounting policy elections, including:

•	a “package of three” practical expedients that must be taken together and allowed us to not reassess:

◦	whether any expired or existing contract is a lease or contains a lease,

◦	the lease classification of any expired or existing leases, and

◦	the initial direct costs for any existing leases;

•	a practical expedient that permits entities to not evaluate existing land easements at adoption that were not previously accounted for as leases; and

•	an accounting policy election to not apply the recognition requirements to short-term leases (i.e., leases with terms of 12 months or less).
Our leasing activities primarily relate to office facilities, but we also have limited leasing activity relating to equipment and storage facilities. As of January 1, 2019, adoption of the guidance resulted in recognition of right-of-use lease assets of $3 million, current lease liabilities of $1 million, and non-current lease liabilities of $2 million. The adoption of this guidance did not have any impact on retained earnings or net income. We also added disclosures as a result of our adoption of the guidance; refer to Note 10 for more information on our leasing activities.

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
Pension and Other Postretirement Plan Disclosures
In August 2018, the FASB issued authoritative guidance modifying the disclosure requirements for defined benefit pension and other postretirement plans. The new guidance requires disclosures including (a) the weighted average interest credit rates used for cash balance pension plans, (b) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, and (c) an explanation of other significant changes in the benefit obligation or plan assets. In addition, the guidance removes previously required disclosures including, among others, the requirement for public entities to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of the change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The new guidance, which is effective for fiscal years ending after December 15, 2020 with early adoption permitted, is required to be adopted on a retrospective basis. We early adopted this guidance in the 2019 consolidated financial statements and adjusted our disclosures accordingly.
Recently Issued Pronouncements
We have considered all new accounting pronouncements issued by the FASB and concluded the following accounting guidance, which has not yet been adopted by us, may have a material impact on our consolidated financial statements.
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted; however, we have elected not to early adopt. Prospective or retrospective adoption is permitted; we plan to adopt prospectively. We do not expect adoption of this standard to have a material impact on our annual consolidated financial statements.
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
Restricted Cash and Restricted Cash Equivalents — Restricted cash and restricted cash equivalents include cash and cash equivalents that are legally or contractually restricted for use or withdrawal or are formally set aside for a specific purpose.
Accounts Receivable — We recognize losses for uncollectible accounts based on specific identification of any such items. As of December 31, 2019, 2018 and 2017 we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $194 million, $170 million and $160 million for 2019, 2018 and 2017, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.0% for 2019, 2018 and 2017. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 45 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with the FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC was a reduction to interest expense of $8 million for 2019 and $9 million for 2018 and 2017.
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
Generator Interconnection Projects and Contributions in Aid of Construction — Certain capital investment at our Regulated Operating Subsidiaries relates to investments made under generator interconnection agreements. The generator interconnection agreements typically consist of both transmission network upgrades, which are a category of upgrades deemed by the FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are necessary to interconnect the generating facility to the transmission system and primarily benefit the generating facility. As a result, generator interconnection agreements typically require the generator to make a contribution in aid of construction to our Regulated Operating Subsidiaries to cover the cost of certain investments made by us as part of the agreement.
Our investments in transmission facilities are recorded to property, plant and equipment, and are recorded net of any contribution in aid of construction. We also receive refundable deposits from the generator for certain investment in network upgrade facilities in advance of construction, which are recorded to current or non-current liabilities depending on the expected refund date.
Fair Value Through Net Income — We have certain investments in mutual funds, including fixed income securities and equity securities that are classified as fair value through net income. The fixed income security investments primarily fund our two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees as described in Note 13. Beginning on January 1, 2018, all gains and losses associated with our mutual funds as described in Note 14 are recorded in earnings. Previously, unrealized gains and losses on certain available-for-sale investments were recorded in AOCI.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2019 and determined that no impairment exists. There were no events subsequent to October 1, 2019 that indicated impairment of our goodwill. Our intangible assets other than goodwill have finite lives and are amortized over their useful lives. Refer to Note 9 for additional discussion on our goodwill and intangible assets.
Deferred Financing Fees and Discount or Premium on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt issue. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded $5 million during the years ended December 31, 2019 and 2018 and $4 million during the year ended December 31, 2017 to interest expense for the amortization of deferred financing fees and debt discounts.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing PCBs and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. There were no significant changes to our asset retirement obligations in 2019. Our asset retirement obligations as of December 31, 2019 and 2018 of $6 million and $5 million, respectively, are included in other liabilities.
Derivatives and Hedging — We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Refer to Note 11 for additional discussion regarding derivative instruments. Cash flows related to derivative instruments that are designated in hedging relationships are generally classified on the consolidated statements of cash flows in the same category as the cash flows from the associated hedged item. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows.
Contingent Obligations — We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation and other risks. We periodically evaluate our exposure to such risks and record liabilities for those matters when a loss is considered probable and reasonably estimable. We reverse the liabilities recorded for those matters when a loss is no longer considered probable. Our liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters. The adequacy of liabilities can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements.
Leases — We enter into operating leases where we are the lessee, primarily for office facilities, equipment, and storage facilities. When a contract contains a lease such that it conveys the right to control the use of an identified asset for a period of time in exchange for consideration, we record and measure right-of-use assets and lease liabilities at the present value of future lease payments. We calculate the present value using our incremental borrowing rate, which is a secured interest rate based on the remaining lease term. Our lease payments are substantially all fixed and, in some cases, escalate according to a schedule. We account for office facility leases, which may have lease components and non-lease components, as a single lease component. Short-term leases with an initial term of twelve months or less are not recorded on the consolidated statements of financial position. We recognize expenses related to our operating lease obligations on a straight-line basis over the term of the lease.
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
Share-Based Payment and Employee Share Purchase Plan — Under the terms of the 2017 Omnibus Plan, we may grant long term incentive awards of PBUs and SBUs. The awards are classified as liability awards based on the cash settlement feature. The award units earn dividend equivalents which are also settled in cash at the end of the vesting period. Compensation cost is recognized over the expected vesting period and remeasured each reporting period based on Fortis’ stock price. The PBUs are also remeasured each reporting period based on the applicable market and performance conditions in the awards. Compensation cost is adjusted for forfeitures in the period in which they occur and the final measure of compensation cost for the awards is based on the cash settlement amount.
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
Refer to Note 16 for additional discussion of the plans.
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in common stockholder’s equity during a period arising from transactions and events from non-owner sources, including net income and any gain or loss arising from our interest rate swaps.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2019, we have not recognized any uncertain income tax positions.
We file our federal income tax returns as part of the FortisUS consolidated federal tax return starting with the year ended December 31, 2016 and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax return. We have historically filed federal income tax returns with the IRS and continue to file with various state and city jurisdictions. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2016 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2015 to 2018. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded as interest expense and other expense, respectively, in our consolidated statements of comprehensive income.
Refer to Notes 7 and 12 for additional discussion on income taxes and tax reform.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was $7 million, $5 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
5.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions)	2019	2018	2017	2016
Trade accounts receivable	$2	$2	$2	$2
Unbilled accounts receivable	102	92	108	92
Due from affiliates	1	1	—	1
Other	12	7	9	13
Total accounts receivable	$117	$102	$119	$108

6.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 19 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and "Incentive Adders for Transmission Rates" discussed in Note 6 herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2019:

(In millions)	Total
Net regulatory liabilities as of December 31, 2018	$(52)
Net refund of 2017 revenue deferrals and accruals, including accrued interest	16
Net revenue accrual for the year ended December 31, 2019	41
Net accrued interest payable for the year ended December 31, 2019	(2)
Net regulatory assets as of December 31, 2019	$3

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the consolidated statements of financial position as follows:

	December 31,
(In millions)	2019	2018
Current regulatory assets	$12	$12
Non-current regulatory assets	43	12
Current regulatory liabilities	(51)	(27)
Non-current regulatory liabilities	(1)	(49)
Net regulatory assets (liabilities)	$3	$(52)

Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. Initial briefs were filed on January 27, 2020 and reply briefs are due to be filed in the second quarter of 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Based on the October 18, 2018 FERC order, the authorized incentive adders for the MISO Regulated Operating Subsidiaries have been revised to include a 25 basis point adder for independent transmission ownership. Prior to the October 18, 2018 FERC order, the adders for independent transmission ownership were 100 basis points at each of ITCTransmission and METC and 50 basis points at ITC Midwest. For each of the years ended December 31, 2019, 2018 and 2017, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 50 basis point adder for RTO participation. See Note 19 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. As of December 31, 2019, we had recorded an estimated current regulatory liability of $2 million related to this complaint. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
As of December 31, 2019, the authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
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
On December 20, 2018, the FERC issued an order that ITCTransmission and ITC Midwest make a compliance filing to implement the changes to their Formula Rate templates and formally instituted a proceeding against METC pursuant to Section 206 of the FPA to implement the changes. On May 16, 2019, the FERC issued an order accepting in part and rejecting in part ITCTransmission’s and ITC Midwest’s January 22, 2019 compliance filing and ordered them to make another compliance filing within 30 days of the date of the order. Specifically, the FERC accepted the portion of the compliance filing that removed the two-step averaging methodology, but rejected the compliance filing insofar as it carried proration to the Formula Rate true-up calculation because the FERC found that was beyond the scope of its previous orders in the docket. Additionally, on May 16, 2019, the FERC issued an order rejecting the January 22, 2019 METC filing pursuant to Section 205 of the FPA as it requested a retroactive effective date and ordered METC to make a compliance filing in the proceeding pursuant to Section 206 of the FPA within 30 days of the date of the order. The FERC noted in the METC order that the compliance filing should only remove the two-step averaging methodology and should not carry proration to the calculation of the Formula Rate true-up. On June 17, 2019, our MISO Regulated Operating Subsidiaries made compliance filings consistent with the FERC orders, and on August 21, 2019, the FERC issued orders accepting those compliance filings. On October 1, 2019, our MISO Regulated Operating Subsidiaries, along with other MISO TOs, submitted a filing with the FERC pursuant to Section 205 of the FPA to carry proration to the calculation of the Formula Rate true-up, and on November 19, 2019, the FERC accepted the filing. We do not expect the resolution of these proceedings to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 19 for a discussion of the MISO ROE Complaints.

7.    REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances:

	December 31,
(In millions)	2019	2018
Regulatory Assets:
Current:
Revenue accruals (including accrued interest of $1 and less than $1 as of December 31, 2019 and 2018, respectively) (a)	$12	$12
Total current	12	12
Non-current:
Revenue accruals (including accrued interest of $1 and less than $1 as of December 31, 2019 and 2018, respectively) (a)	43	12
ITCTransmission ADIT deferral (net of accumulated amortization of $51 and $48 as of December 31, 2019 and 2018, respectively)	10	13
METC ADIT deferral (net of accumulated amortization of $31 and $29 as of December 31, 2019 and 2018, respectively)	12	14
METC regulatory deferrals (net of accumulated amortization of $10 and $9 as of December 31, 2019 and 2018, respectively)	5	6
Income taxes recoverable related to AFUDC equity	99	91
ITC Great Plains start-up, development and pre-construction (net of accumulated amortization of $6 and $5 as of December 31, 2019 and 2018, respectively)	7	8
Pensions and postretirement	25	25
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax and other state excess deficient taxes	7	7
Accrued asset removal costs	21	24
Total non-current	229	200

Total	$241	$212

____________________________

(a)
Refer to discussion of revenue accruals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of these regulatory assets, but do accrue interest carrying costs, which are subject to rate recovery along with the principal amount of the revenue accrual.

ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of fair value of net assets acquired from DTE Energy approved for inclusion in future rates by the FERC. The original amount recorded for this regulatory asset of $61 million is recognized in rates and amortized on a straight-line basis over 20 years beginning March 1, 2003. ITCTransmission includes the remaining unamortized balance of this regulatory asset in rate base. ITCTransmission recorded amortization expense of $3 million annually during 2019, 2018 and 2017, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through ITCTransmission’s cost-based Formula Rate template.
METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired at the time MTH acquired METC from Consumers Energy approved for inclusion in future rates by the FERC. The original amount approved for recovery recorded for this regulatory asset of $43 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $2 million annually during 2019, 2018 and 2017, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through METC’s cost-based Formula Rate template.
METC Regulatory Deferrals
The carrying amount of the METC Regulatory Deferrals is the amount METC has deferred, as a regulatory asset, of depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy. The original amount recorded for this regulatory asset of $15 million, and approved for inclusion in future rates by the FERC, is recognized in rates and amortized over 20 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $1 million annually during 2019, 2018 and 2017, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through METC’s cost-based Formula Rate template.
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
ITC Great Plains Start-Up, Development and Pre-Construction
In 2013, ITC Great Plains made a filing with the FERC, under Section 205 of the FPA, to recover start-up, development and pre-construction expenses in future rates. These expenses included certain costs incurred by ITC Great Plains for two regional cost sharing projects in Kansas prior to construction. In March 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund, and set the matter for hearing and settlement judge procedures. In December 2015, the FERC issued an order accepting an uncontested settlement agreement establishing the amounts of the regulatory assets and associated carrying charges to be recovered. ITC Great Plains includes the unamortized balance of these regulatory assets in rate base and will amortize them over a 10-year period, beginning in the second quarter of 2015. The amortization expense is recorded to general and administrative expenses in our consolidated statements of comprehensive income and recovered through ITC Great Plains’ cost-based Formula Rate.
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
Regulatory Liabilities
The following table summarizes the regulatory liability balances:

	December 31,
(In millions)	2019	2018
Regulatory Liabilities:
Current:
Revenue deferrals (including accrued interest of $4 and $2 as of December 31, 2019 and 2018, respectively) (a)	$51	$27
Refund liability related to return on equity complaints (including accrued interest of $6 and $18 as of December 31, 2019 and 2018, respectively) (b)	70	151
Estimated refund related to ITC Great Plains incentive adder complaint (c)	2	—
Total current	123	178
Non-current:
Revenue deferrals (including accrued interest of less than $1 and $1 as of December 31, 2019 and 2018, respectively) (a)	1	49
Accrued asset removal costs	72	71
Excess state income tax deductions	2	9
Income taxes refundable related to implementation of the TCJA	509	511
Total non-current	584	640

Total	$707	$818
____________________________

(a)
Refer to discussion of revenue deferrals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.

(b)	Refer to discussion of the refund liability in Note 19 under “Rate of Return on Equity Complaints.”

(c)	Refer to discussion of the ITC Great Plains incentive adder in Note 6 under “Incentive Adders for Transmission Rates.”
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

Income Taxes Refundable Related to Implementation of the TCJA
In December 2017, the President of the United States signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. The Company was required to revalue its deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the TCJA, which resulted in lower net deferred tax liabilities and the establishment of a regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. The excess deferred taxes are generally the result of accelerated federal tax deductions realized by our Regulated Operating Subsidiaries in periods when the U.S. federal corporate income tax rate was 35% and now would be returned to customers in a period where the U.S. federal corporate income tax rate is 21%. As the excess deferred taxes must be returned to customers this regulatory liability is recognized. For our Regulated Operating Subsidiaries, our deferred taxes are subject to a normalization method of accounting for the excess tax reserves resulting from the change in the federal statutory tax rate which involves the use of ARAM for the determination of the timing of the return of the excess deferred taxes to customers associated with public utility property. In addition, a portion of our excess deferred taxes at our Regulated Operating Subsidiaries are associated with other types of deferred taxes that are not related to public utility property and are subject to amortization. We have elected to amortize these excess deferred taxes using RSGM and have determined that it is a reasonable method of amortization. During the years ended December 31, 2019 and 2018, we recorded $1 million and less than $1 million, respectively, of amortization related to the excess deferred taxes under ARAM and RSGM. The net regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following:

	December 31,
(In millions)	2019	2018
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$9,973	$9,113
Construction work in progress	375	465
Capital equipment inventory	99	79
Other	51	18
ITC Holdings and other	14	14
Total	10,512	9,689
Less: Accumulated depreciation and amortization	(1,930)	(1,779)
Property, plant and equipment, net	$8,582	$7,910

Additions to property, plant and equipment in service and construction work in progress during 2019 and 2018 were due primarily to asset acquisitions and projects to upgrade or replace existing transmission plant to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits such as our MVPs.
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2019 and 2018, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
Pursuant to the METC acquisition in October 2006, we have identified intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements associated with the METC Regulatory Deferrals and the METC ADIT Deferral as described in Note 7. The carrying amounts of the intangible asset for the METC Regulatory Deferrals and the METC ADIT Deferral were $14 million and $5 million (net of accumulated amortization of $26 million and $14 million), respectively, as of December 31, 2019, and $16 million and $6 million (net of accumulated amortization of $24 million and $13 million), respectively, as of December 31, 2018. The amortization periods for the METC Regulatory Deferrals and the METC ADIT Deferral are 20 years and 18 years, respectively, beginning January 1, 2007. METC earns an equity return on the remaining unamortized balance of both intangible assets and recovers the amortization expense through METC’s cost-based Formula Rate template.
ITC Great Plains has recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including three regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) as of December 31, 2019 and 2018. The amortization period for these intangible assets is 50 years, beginning March 31, 2011.
We recognized $3 million, $4 million, and $3 million of amortization expense of our intangible assets during the years ended December 31, 2019, 2018 and 2017, respectively, recorded in depreciation and amortization on the consolidated statements of comprehensive income. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2019 to be as follows:

(In millions)
2020	$4
2021	3
2022	3
2023	4
2024	3
2025 and thereafter	16
Total	$33

10. LEASES
Operating lease costs for the year ended December 31, 2019 were $1 million. The following table shows the undiscounted future minimum lease payments under our operating leases at December 31, 2019 reconciled to the corresponding discounted lease liabilities presented in our consolidated financial statements:

Future Minimum Lease Payments	(in millions)
2020	$1
2021	1
2022	1
2023	—
2024	1
2025 and beyond	—
Total lease payments	4
Difference between undiscounted cash flows and discounted cash flows	—
Present value of lease liabilities	4
Less: Current operating lease liabilities	(1)
Noncurrent operating lease liabilities	$3

Leases are presented in the consolidated statements of financial position as follows:

(in millions)	Classification	December 31, 2019
Operating Lease Assets	Other assets	$4
Current Operating Lease Liabilities	Other current liabilities	1
Noncurrent Operating Lease Liabilities	Other liabilities	3

Disclosures Related to Periods Prior to Adoption of the New Lease Guidance
Operating lease costs for the year ended December 31, 2018 were $1 million. Undiscounted future minimum lease payments under the operating leases at December 31, 2018 were as follows:

Future Minimum Lease Payments	(in millions)
2019	$1
2020	1
2021	1
2022	—
2023 and thereafter	1
Total minimum lease payments	$4

Supplementary Lease Information

December 31, 2019
Weighted-average remaining lease term (years)	4.9
Weighted-average discount rate	4.0%

11.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt in the consolidated statements of financial position as follows:

	December 31,
(In millions)	2019	2018
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 5.50% Senior Notes, due January 15, 2020	—	200
ITC Holdings 4.05% Senior Notes, due July 1, 2023	250	250
ITC Holdings 3.65% Senior Notes, due June 15, 2024	400	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 2.70% Senior Notes, due November 15, 2022	500	500
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings Term Loan Credit Agreement, due June 11, 2021	200	—
ITC Holdings Revolving Credit Agreement, due October 21, 2022 (b)	34	37
ITC Holdings Commercial Paper Program (a)	200	—
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	—
ITCTransmission Revolving Credit Agreement, due October 21, 2022 (b)	24	27
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, due January 15, 2049	50	—
METC 4.65% Senior Secured Notes, due July 10, 2049	50	—
METC Revolving Credit Agreement, due October 21, 2022 (b)	79	70
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020 (a)	35	35
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest Revolving Credit Agreement, due October 21, 2022 (b)	130	34
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150	150
ITC Great Plains Revolving Credit Agreement, due October 21, 2022 (b)	32	40
Total principal	5,844	5,378
Unamortized deferred financing fees and discount	(37)	(40)
Total debt	$5,807	$5,338
____________________________

(a)
As of December 31, 2019 there was $235 million of debt included within debt maturing within one year and classified as a current liability in the consolidated statements of financial position. As of December 31, 2018 we had no debt maturing within one year.

(b)	On January 10, 2020 we extended the maturity date of our revolving credit agreements to October 20, 2023. See below in “Revolving Credit Agreement Amendments” for more details.

The annual maturities of debt as of December 31, 2019 are as follows:

(In millions)
2020	$235
2021	200
2022	799
2023	250
2024	475
2025 and thereafter	3,885
Total	$5,844

ITC Holdings
Term Loan Credit Agreement
On June 12, 2019, ITC Holdings entered into an unsecured, unguaranteed $400 million term loan credit agreement with a maturity date of June 11, 2021, under which ITC Holdings borrowed $200 million. The proceeds were used for the early redemption of the $200 million 5.50% Senior Notes due January 15, 2020. In January 2020, ITC Holdings drew upon the remaining $200 million under the term loan credit agreement to repay outstanding commercial paper balances. The weighted-average interest rate on the borrowing outstanding under this agreement was 2.4% at December 31, 2019.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2019, ITC Holdings had $200 million of commercial paper, issued and outstanding under the program, with a weighted-average interest rate of 2.2% and weighted average remaining days to maturity of 12 days. The amount outstanding as of December 31, 2019 was classified as debt maturing within one year in the consolidated statements of financial position. As of December 31, 2018, ITC Holdings did not have any commercial paper issued or outstanding.
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
METC
Senior Secured Notes
On January 15, 2019, METC issued $50 million of 4.55% Senior Secured Notes, due January 15, 2049. On July 10, 2019, METC issued an additional $50 million of Senior Secured Notes at 4.65% with terms and conditions identical to those of the 4.55% Senior Secured Notes except the interest rate which includes a 10 basis point premium and the due date which is 30 years from the date of the issuance. The proceeds from both issuances were used to repay borrowings under the METC revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Term Loan Credit Agreement
On January 23, 2020, METC entered into an unsecured, unguaranteed term loan credit agreement, due January 23, 2021, under which METC borrowed the maximum of $75 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement.
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
Derivative Instruments and Hedging Activities
We have entered into interest rate swaps to manage interest rate risk associated with the anticipated refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. At December 31, 2019, ITC Holdings had the following interest rate swaps:

Interest Rate Swaps (in millions, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2019 swap	$50	1.816%	5 years	November 2020
August 2019 swap	50	1.488%	5 years	November 2020
October 2019 swaps	100	1.288%	5 years	November 2020
Total	$200

The 5-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 5-year period beginning November 15, 2020. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of November 15, 2020. The interest rate swaps do not contain credit-risk-related contingent features. The interest rate swaps are highly effective at offsetting changes in the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
In January 2020, ITC Holdings entered into three 5-year interest rate swap contracts with fixed rates of 1.551%, 1.447% and 1.314%, and each with a notional amount of $63 million and effective date of October 1, 2020. The interest rate swaps also manages interest rate risk associated with the refinancing of the $400 million term loan at ITC Holdings. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of October 1, 2020. The interest rate swaps are expected to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. As of December 31, 2019, the fair value of the derivative instruments of $3 million was recorded in other current assets in the consolidated statements of financial position. Refer to Note 14 for additional fair value information.

Revolving Credit Agreements
At December 31, 2019, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$34	$366	(d)	2.9%	0.175%
ITCTransmission	100	24	76		2.6%	0.10%
METC	100	79	21		2.6%	0.10%
ITC Midwest	225	130	95		2.6%	0.10%
ITC Great Plains	75	32	43		2.6%	0.10%
Total	$900	$299	$601
____________________________

(a)	Included within long-term debt in the consolidated statements of financial position.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $166 million as of December 31, 2019.

Revolving Credit Agreement Amendments
On January 10, 2020, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains amended and restated their respective revolving credit agreements each dated October 23, 2017. The amendments extend the maturity date of the revolving credit agreements from October 2022 to October 2023. The determination of the applicable interest rates and commitment fee rates in the new agreements is consistent with the previous agreements as described above and remain subject to adjustment based on the borrower’s credit rating.

12.    INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Income tax expense at federal statutory rate (a)	$118	$93	$180
State income taxes (net of federal benefit) (b)	22	31	16
AFUDC equity	(5)	(6)	(10)
Revaluation of deferred federal income taxes (c)	—	(2)	8
Other, net (d)	(3)	(5)	2
Total income tax provision	$132	$111	$196

____________________________

(a)	The federal statutory rate is 21% for 2019 and 2018, and 35% for 2017.

(b)
Amounts for the years ended December 31, 2019 and 2018 includes $1 million and $6 million, respectively, related to the remeasurement of Iowa NOLs due to the rate change from 12.0% to 9.8% effective January 1, 2021. Amount for the year ended December 31, 2017 includes income tax benefits of $3 million related to the revaluation of state deferred tax assets and liabilities for the net of federal benefit impact of the TCJA.

(c)
Amount for the year ended December 31, 2018 represents the change in estimate related to the TCJA remeasurement recorded in 2017 based on the ITC Holdings’ 2017 Federal Tax return filed. Amount for the year ended December 31, 2017 represents income tax expense related to the revaluation of federal deferred tax assets and liabilities as a result of the TCJA.

(d)
Amount for the year ended December 31, 2017 includes income tax expense of $1 million related to the establishment of a valuation allowance for the portion of a capital loss expected to not be utilized before expiration.

Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Current income tax (benefit) expense	$(3)	$4	$1
Deferred income tax expense (a)	135	107	195
Total income tax provision	$132	$111	$196

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
The TCJA resulted in significant changes to the Internal Revenue Code including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017. For additional information on the impacts of tax reform, see Note 7. During the year ended December 31, 2018, Iowa enacted a reduction in corporate statutory income tax rates from 12.0% to 9.8%, effective January 1, 2021. Based upon the future change in rate, we revalued the Iowa NOL at ITC Holdings. As a result, additional income tax expense was recorded for the year ended December 31, 2018 compared to the same period in 2019. For the years ended December 31, 2019 and 2018, our effective tax rates were 23.6% and 25.2%, respectively.

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions)	2019	2018
Property, plant and equipment	$(1,071)	$(884)
Federal income tax NOLs and other credits	117	47
METC regulatory deferral (a)	(5)	(6)
Acquisition adjustments — ADIT deferrals (a)	(7)	(8)
Goodwill	(133)	(128)
Refund liabilities (a)	19	40
Regulatory liability gross up — TCJA	134	138
Pension and postretirement liabilities	18	18
State income tax NOLs (net of federal benefit)	52	43
True-up adjustment principal & interest	(1)	14
Other, net	4	5
Net deferred tax liabilities	$(873)	$(721)
Gross deferred income tax liabilities	$(1,233)	$(1,040)
Gross deferred income tax assets	360	319
Net deferred tax liabilities	$(873)	$(721)
____________________________

(a)	Described in Note 7.
We have federal income tax NOLs as of December 31, 2019. We expect to use our NOLs prior to their expirations starting in 2036. We also have state income tax NOLs as of December 31, 2019, all of which we expect to use prior to their expiration starting in 2022.
13.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation, and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, or as we deem appropriate. We made contributions of $4 million to the retirement plan in each of 2019, 2018, and 2017. We expect to contribute $4 million to the retirement plan in 2020.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $54 million and $53 million at December 31, 2019 and 2018, respectively, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. For the years ended December 31, 2019, 2018, and 2017, we contributed $1 million, $3 million, and $14 million, respectively, to these supplemental benefit plans.
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”). We contributed $9 million, $9 million, and $8 million to the postretirement benefit plan in 2019, 2018, and 2017, respectively. We expect to contribute $11 million to the postretirement benefit plan in 2020.

Net periodic benefit costs by component for the pension plans and postretirement benefit plan were as follows:

	Pension Plans			Postretirement Benefit Plan
	Years Ended December 31,			Years Ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017
Service cost	$7	$7	$6	$9	$10	$8
Interest cost	5	4	4	4	3	3
Expected return on plan assets	(5)	(5)	(4)	(4)	(3)	(2)
Amortization of unrecognized loss	1	1	1	—	—	—
Net benefit cost	$8	$7	$7	$9	$10	$9

The following table reconciles the obligations, assets, and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans in the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Change in Benefit Obligation:
Beginning projected benefit obligation	$(123)	$(127)	$(90)	$(86)
Service cost	(7)	(7)	(9)	(10)
Interest cost	(5)	(4)	(4)	(3)
Actuarial net gain (loss)	(12)	9	(11)	8
Benefits paid	6	6	1	1
Ending projected benefit obligation	(141)	(123)	(113)	(90)
Change in Plan Assets:
Beginning plan assets at fair value	73	75	72	66
Actual return on plan assets	16	(3)	15	(2)
Employer contributions	4	4	9	9
Benefits paid	(2)	(3)	(1)	(1)
Ending plan assets at fair value	91	73	95	72
Funded status, underfunded	$(50)	$(50)	$(18)	$(18)
Accumulated benefit obligation:
Retirement plan	$(78)	$(67)	N/A	N/A
Supplemental benefit plans	(57)	(52)	N/A	N/A
Total accumulated benefit obligation	$(135)	$(119)	$—	$—
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(55)	$(50)	$(18)	$(18)
Other non-current assets	9	4	N/A	N/A
Other current liabilities	(4)	(4)	N/A	N/A
Total	$(50)	$(50)	$(18)	$(18)
Unrecognized Amounts in Non-current Regulatory Assets:
Net actuarial loss	$24	$24	$1	$1
Total	$24	$24	$1	$1

The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the GAAP guidance on accounting for retirement benefits are recorded as a regulatory asset on our consolidated statements of financial position, as discussed in Note 7. The amounts recorded as a regulatory asset represent a net periodic benefit cost to be recognized in our operating income in future periods. Our measurement of the accumulated benefit obligation for the postretirement benefit plan as of December 31, 2019 and 2018 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The net actuarial gain for the year ended December 31, 2018 and the net actuarial loss for the year ended December 31, 2019 within the change in benefit obligation are primarily the result of fluctuations in the discount rates for both the Pension Plans and Postretirement Benefit Plan.
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions)	2019	2018
Projected benefit obligation	$(59)	$(54)
Fair value of plan assets (a)	—	—
____________________________

(a)
The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in Other Assets on our consolidated statements of financial position.

The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions)	2019	2018
Accumulated benefit obligation	$(57)	$(52)
Fair value of plan assets (a)	—	—
____________________________

(a)
The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in Other Assets on our consolidated statements of financial position.

Actuarial assumptions used to determine the benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Weighted average discount rate	3.27%	4.28%	3.57%	3.61%	4.47%	3.75%
Weighted average interest crediting rate	4.00%	4.50%	4.50%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.25%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Weighted average discount rate — service cost	4.42%	3.70%	4.20%	4.58%	3.80%	4.35%
Weighted average discount rate — interest cost	3.99%	3.26%	3.45%	4.28%	3.58%	3.98%
Weighted average interest crediting rate	4.50%	4.50%	4.50%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.75%	7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2022
Expected long-term rate of return on plan assets	6.60%	6.40%	6.20%	5.00%	4.90%	4.70%

At December 31, 2019, the projected benefit payments for the pension plans and postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions)	Pension Plans	Postretirement Benefit Plan
2020	$8	$1
2021	8	2
2022	8	2
2023	8	2
2024	9	3
2025 through 2029	56	21

Investment Objectives and Fair Value Measurement
The general investment objectives of the retirement plan and postretirement benefit plan include maximizing the return within reasonable and prudent levels of risk and controlling administrative and management costs. Investment decisions are made by our retirement benefits board as delegated by our board of directors. Equity investments may include various types of U.S. and international equity securities, such as large-cap, mid-cap, and small-cap stocks. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages, and other fixed income investments. No investments are prohibited for use in the retirement plan or postretirement benefit plan, including derivatives, but our exposure to derivatives currently is not material. We intend that the long-term capital growth of the retirement and postretirement benefit plans, together with employer contributions, will provide for the payment of the benefit obligations.
As of December 31, 2019 and 2018, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2019	2019	2018	2019	2018
Fixed income securities	50.0%	50.0%	48.6%	50.0%	48.4%
Equity securities	50.0%	50.0%	51.4%	50.0%	51.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2019 and 2018, there were no transfers between levels.
The fair value measurement of the retirement plan assets was as follows:

	December 31, 2019			December 31, 2018
	Fair Value Measurements at Reporting Date Using			Fair Value Measurements at Reporting Date Using
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$36	$—	$—	$30	$—	$—
Mutual funds — international equity securities	9	—	—	7	—	—
Mutual funds — fixed income securities	46	—	—	36	—	—
Total	$91	$—	$—	$73	$—	$—
The fair value measurement of the postretirement benefit plan assets was as follows:

	December 31, 2019			December 31, 2018
	Fair Value Measurements at Reporting Date Using			Fair Value Measurements at Reporting Date Using
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets measured on a recurring basis:
Mutual funds — U.S. equity securities	$45	$—	$—	$36	$—	$—
Mutual funds — international equity securities	2	—	—	1	—	—
Mutual funds — fixed income securities	48	—	—	35	—	—
Total	$95	$—	$—	$72	$—	$—
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $5 million in each of 2019, 2018, and 2017.
14.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2019 and 2018, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$50	$—	$—
Mutual funds — equity securities	8	—	—
Interest rate swap derivatives	—	3	—
Total	$58	$3	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2018, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	49	—	—
Mutual funds — equity securities	5	—	—
Total	$55	$—	$—

As of December 31, 2019 and 2018, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 13. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
The assets related to derivatives consist of interest rate swaps discussed in Note 11. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2019 and 2018. Refer to Note 9 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,672 million and $5,186 million at December 31, 2019 and 2018, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,108 million and $5,130 million at December 31, 2019 and 2018, respectively.

Revolving and Term Loan Credit Agreements
At December 31, 2019 and 2018, we had a consolidated total of $499 million and $208 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
15.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions)	2019	2018	2017
Balance at the beginning of period	$4	$2	$2
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	1	—
Other Comprehensive Income
Derivative Instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for each of the years ended December 31, 2019 and 2018 and $1 for the year ended December 31, 2017) (a)	1	1	1
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 for each of the years ended December 31, 2019 and 2017)	2	—	(1)
Total other comprehensive income (loss), net of tax	3	1	—
Balance at the end of period	$7	$4	$2

____________________________

(a)	The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2020 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in interest expense on a pre-tax basis.

16.    SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Operation and maintenance expenses	$2	$1	$1
General and administrative expenses	30	7	3
Amounts capitalized to property, plant and equipment	8	3	1
Total share-based compensation costs	$40	$11	$5
Total tax benefit recognized in the consolidated statements of comprehensive income	$8	$4	$1

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
The following table shows the changes in PBUs during the year ended December 31, 2019:

Number of
Performance
Based Units
PBUs at December 31, 2018	637,551
Granted	380,305
Forfeited	(41,628)
PBUs at December 31, 2019	976,228

The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions)	2019	2018
Accrued compensation	$17	$—
Other long-term liabilities	19	7
Total	$36	$7

The aggregate fair value of PBUs as of December 31, 2019 and 2018 was $54 million and $18 million, respectively. At December 31, 2019, $18 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted-average period of 1.7 years.
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
The following table shows the changes in SBUs during the year ended December 31, 2019:

Number of
Service
Based Units
SBUs at December 31, 2018	488,903
Granted	294,539
Vested and paid out	(2,479)
Forfeited	(35,713)
SBUs at December 31, 2019	745,250

The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions)	2019	2018
Accrued compensation	$10	$—
Other long-term liabilities	10	8
Total	$20	$8

The aggregate fair value of SBUs as of December 31, 2019 and 2018 was $30 million and $17 million, respectively. At December 31, 2019, $10 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted-average period of 1.7 years.
Employee Share Purchase Plan
Effective May 4, 2017, Fortis adopted the ESPP, which enables ITC employees to purchase common shares of Fortis stock. The ESPP allows eligible employees to contribute during any investment period between 1% and 10% of their annual base pay, with an employee’s aggregate contribution for the calendar year not to exceed 10% of annual base pay for the year. Employee contributions are made at the beginning of each quarterly investment period in either a lump sum or by means of a loan from ITC Holdings, which is repayable over 52 weeks from payroll deductions (or earlier upon certain events) and secured by a pledge on the related purchased shares. ITC Holdings contributes as additional compensation an amount equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s annual base pay and an amount equal to 10% of all dividends payable by Fortis on the Fortis shares allocated to an employee’s ESPP account. All amounts contributed to the ESPP by employees and ITC Holdings are used to purchase Fortis common shares from Fortis or in the market concurrent with the quarterly dividend payment dates of March 1, June 1, September 1 and December 1. ITC Holdings implemented the ESPP during the second quarter of 2017. The cost of ITC Holdings’ contribution for the years ended December 31, 2019, 2018, and 2017 was less than $1 million, respectively.
17.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
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

We have investments in jointly owned utility assets as shown in the table below as of December 31, 2019:

	Net Investments (a)
(In millions)	Substations	Lines	Other
ITCTransmission (b)	$—	$29	$—
METC (c)	16	41	—
ITC Midwest (d)	43	37	—
ITC Great Plains (e)	10	23	—
Total	$69	$130	$—
____________________________

(a)	Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.

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

(c)
METC has joint sharing of several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the Amended and Restated Distribution — Transmission Interconnection Agreement with Consumers Energy and in numerous interconnection facilities agreements with various municipalities and other generators. In addition, other municipal power agencies and cooperatives have an ownership interest in several METC 345 kV transmission lines. This ownership entitles these municipal power agencies and cooperatives to approximately 608 MW of network transmission service from the METC transmission system. As of December 31, 2019, METC’s ownership percentages for jointly owned substation facilities and lines ranged from less than 1.0% to 92.0% and 1.0% to 41.9%, respectively.

(d)
ITC Midwest has joint sharing of several substations and transmission lines with various parties. ITC Midwest’s ownership percentages for jointly owned substation facilities and lines ranged from 28.0% to 80.0% and 11.0% to 80.0%, respectively, as of December 31, 2019.

(e)
In 2014, ITC Great Plains entered into a joint ownership agreement with an electric cooperative that has a 49.0% ownership interest in a transmission project. ITC Great Plains will construct and operate the project and the electric cooperative will be responsible for their ownership percentage of capital and operation and maintenance costs. As of December 31, 2019, ITC Great Plains’ ownership percentage in the project was 51.0%.

18.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at December 31, 2019 and December 31, 2018 and intercompany payables to Fortis and such subsidiaries of less than $1 million at December 31, 2019 and December 31, 2018.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. ITC Holdings had such expense for the year ended December 31, 2019 of $10 million and for each of the years ended December 31, 2018 and 2017 of $8 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were less than $1 million for each of the years ended December 31, 2019 and 2018, and $1 million for the year ended December 31, 2017.

Dividends
We paid dividends of $250 million, $200 million and $300 million during the years ended December 31, 2019, 2018 and 2017, respectively, to ITC Investment Holdings. ITC Holdings also paid dividends of $83 million to ITC Investment Holdings in January of 2020.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. We did not make or receive any tax-related payments during the year ended December 31, 2019. During the year ended December 31, 2019, we received a payment of $2 million from FortisUS for a tax refund that originated prior to establishing the tax sharing agreement.
19.    COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of solid and hazardous wastes and hazardous materials, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities relating to investigation and remediation of contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under some environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Although environmental requirements generally have become more stringent and compliance with those requirements more expensive, we are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material adverse effect on our results of operations, financial condition or liquidity.
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
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. The complaints were filed with the FERC under

Section 206 of the FPA requesting that the FERC find the MISO regional base ROE rate (the “base ROE”) for all MISO TO’s, including our MISO Regulated Operating Subsidiaries, to no longer be just and reasonable.
Prior to the filing of the MISO ROE Complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. In resolving these complaints, the FERC adopted a methodology for establishing base ROE rates based on a two-step DCF analysis. This methodology provided the precedent for the FERC ruling on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries discussed below.
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
On September 28, 2016, the FERC issued the September 2016 Order that set the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 based on the two-step DCF methodology adopted in the ISO New England matters. The ROE collected through the MISO Regulated Operating Subsidiaries’ rates during the period November 12, 2013 through September 27, 2016, a portion of which was later refunded to customers for the period of the Initial Complaint, consisted of a base ROE of 12.38% plus applicable incentive adders.
The September 2016 Order required all MISO TOs, including our MISO Regulated Operating Subsidiaries, to provide refunds of $118 million, including interest, which were completed in 2017 as noted below in “Financial Statement Impacts”. Additionally, the base ROE established by the September 2016 Order was to be used prospectively from the date of that order until a new approved base ROE was established by the FERC. On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis. Additional impacts to the base ROE for the period of the Initial Complaint and the related accrued refund liabilities resulted from the November 2019 Order issued by the FERC, as discussed below.
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
Related FERC Orders
In April 2017, the D.C. Circuit Court vacated the precedent-setting FERC orders in the ISO New England matters that established and applied the two-step DCF methodology for the determination of base ROE. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposed a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable. The FERC established a paper hearing on how the proposed new methodology should apply to the ISO New England TOs ROE complaint proceedings. The FERC issued a similar order, the November 2018 Order, in the MISO ROE Complaints, establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the MISO TOs’ ROE, including our MISO Regulated Operating Subsidiaries.

The November 2018 Order included preliminary illustrative calculations for the ROE that could have been established for the Initial Complaint, using the FERC's proposed methodology with financial data from the proceedings related to that complaint. The FERC’s preliminary calculations were not binding and could change, as significant changes to the methodology by the FERC were possible as a result of the paper hearing process. The November 2018 Order and our response to the order through briefs and reply briefs did not provide a reasonable basis for a change to the reserve or ROEs utilized for any of the complaint refund periods nor all subsequent periods.
November 2019 Order
On November 21, 2019, the FERC issued an order on the MISO ROE Complaints. The FERC did not adopt the methodology proposed in the November 2018 Order, which had proposed using four financial models to establish the base ROE. Instead, the FERC determined that two financial models should be used to determine the base ROE. The FERC applied that methodology to the Initial Complaint period and determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due, and the base ROE for that period should be 12.38% plus applicable incentive adders. As a result, we have reversed the aggregate estimated current liability we had previously recorded for the Second Complaint, as noted below in “Financial Statement Impacts”. In addition, from May 12, 2016 to September 27, 2016, the base ROE should be 12.38% plus applicable incentive adders, because no complaint had been filed for that period and no refund is due during that period. The FERC ordered refunds to be made in accordance with the November 2019 Order within 30 days, but on December 18, 2019 the FERC granted a request from MISO for an extension until December 23, 2020 for settlement of the refunds. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs filed their request for rehearing primarily on the basis that the methodology applied by the FERC in the November 2019 Order will not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearings for further consideration.
In January 2020, certain complainants in the MISO ROE dockets filed an appeal of the September 2016 Order and the November 2019 Order at the D.C. Circuit Court. We believe that the appeal was premature and should be dismissed, but if not, we will respond in due course.
Financial Statement Impacts
As of December 31, 2019, we had recorded a current regulatory liability in the consolidated statements of financial position of $70 million to reflect amounts due to customers under the terms outlined in the November 2019 Order on the Initial Complaint and the period from the date of the September 2016 Order to December 31, 2019. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order dismissed the Second Complaint with no refunds required, it is possible upon rehearing that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material. It is also possible, upon rehearing of the November 2019 Order, that the outcome may differ materially from the November 2019 Order. In 2017, $118 million, including interest, was refunded to customers of our MISO Regulated Operating Subsidiaries for the Initial Complaint based on the refund liability associated with the September 2016 Order.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 9.88% established in the November 2019 Order plus applicable incentive adders. See Note 6 for a summary of incentive adders for transmission rates.

The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the consolidated statements of comprehensive income during each respective period:

	Year Ended December 31,
(In millions)	2019	2018	2017
Revenue increase (decrease)	$69	$1	$—
Interest expense increase (decrease)	(12)	7	6
Estimated net income increase (reduction)	61	(4)	(3)

As of December 31, 2019, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
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
Purchase Obligations
At December 31, 2019, we had purchase obligations of $77 million representing commitments for materials, services and equipment that had not been received as of December 31, 2019, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $74 million is expected to be paid in 2020, with the majority of the items related to materials and equipment that have long production lead times.
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

Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.1%, 23.2% and 24.8%, respectively, or $254 million, $279 million and $298 million, respectively, of our consolidated billed revenues for the year ended December 31, 2019. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2017 revenue accruals and deferrals and exclude any amounts for the 2019 revenue accruals and deferrals that were included in our 2019 operating revenues but will not be billed to our customers until 2021. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
The financial results of ITC Interconnection are currently not material to our consolidated financial statements, including billed revenues.
20.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated statements of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
(In millions)	2019	2018	2017	2016
Cash and cash equivalents	$4	$6	$66	$8
Restricted cash included in:
Other non-current assets	2	4	2	3
Total cash, cash equivalents and restricted cash	$6	$10	$68	$11

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flow Information

	Year Ended December 31,
(In millions)	2019	2018	2017
Supplementary cash flows information:
Interest paid (net of interest capitalized) (a)	$228	$223	$213
Income tax refunds received	3	13	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	92	94	87
Allowance for equity funds used during construction	29	33	33
Right-of-use assets obtained in exchange for new operating lease liabilities (c)	5	—	—
____________________________

(a)	Amount for the year ended December 31, 2017 includes $9 million of interest paid associated with the Initial Complaint. See Note 19 for information on the Initial Complaint.

(b)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2019, 2018 or 2017, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

(c)	See Note 2 for information regarding the adoption of lease guidance in 2019.
Excess tax benefits are recognized as an adjustment to income tax expense in the consolidated statements of comprehensive income. Cash retained as a result of those excess tax benefits is presented in the consolidated statements of cash flows as cash inflows from operating activities.
21.    SEGMENT INFORMATION
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2019	Subsidiaries	and Other	Eliminations	Total
(In millions)
Operating revenues	$1,358	$—	$(31)	$1,327
Depreciation and amortization	201	2	—	203
Interest expense, net	105	119	—	224
Income (loss) before income taxes	710	(150)	—	560
Income tax provision (benefit)	179	(47)	—	132
Net income	531	428	(531)	428
Property, plant and equipment, net	8,573	9	—	8,582
Goodwill	950	—	—	950
Total assets (a)	9,946	5,402	(5,290)	10,058
Capital expenditures	874	—	(9)	865

	Regulated
	Operating	ITC Holdings	Reconciliations/
2018	Subsidiaries	and Other	Eliminations	Total
(In millions)
Operating revenues	$1,185	$—	$(29)	$1,156
Depreciation and amortization	179	1	—	180
Interest expense, net	110	114	—	224
Income (loss) before income taxes	585	(144)	—	441
Income tax provision (benefit)	148	(37)	—	111
Net income	437	330	(437)	330
Property, plant and equipment, net	7,901	9	—	7,910
Goodwill	950	—	—	950
Total assets (a)	9,224	4,977	(4,872)	9,329
Capital expenditures	773	—	(4)	769

	Regulated
	Operating	ITC Holdings	Reconciliations/
2017	Subsidiaries	and Other	Eliminations	Total
(In millions)
Operating revenues	$1,241	$—	$(30)	$1,211
Depreciation and amortization	168	1	—	169
Interest expense, net	104	120	—	224
Income (loss) before income taxes	664	(149)	—	515
Income tax provision (benefit)	207	(11)	—	196
Net income	457	319	(457)	319
Property, plant and equipment, net	7,299	10	—	7,309
Goodwill	950	—	—	950
Total assets (a)	8,688	4,799	(4,664)	8,823
Capital expenditures	761	—	(6)	755
____________________________

(a)
Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in our consolidated statements of financial position.

22.    SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter		Year
2019
Operating revenues	$307	$320	$321	$379	(a)	$1,327
Operating income	166	171	174	244	(a)	755
Net income	84	87	98	159	(a)	428
2018
Operating revenues	$279	$290	$295	$292		$1,156
Operating income	154	163	163	155		635
Net income	82	79	89	80		330

____________________________

(a)
On November 21, 2019, the FERC issued an order on the MISO ROE Complaints which impacted financial results for the fourth quarter of 2019. See Note 19 for information regarding the MISO ROE Complaints.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
Our Bylaws provide for the election of directors at each annual meeting of shareholders. Each director serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her resignation or removal.
Pursuant to the Merger Agreement and the Shareholders Agreement, the Board must consist of the Chief Executive Officer of the Company (Ms. Apsey), a representative of Eiffel, the GIC subsidiary that is a minority investor in ITC Investment Holdings (Mr. Greenbaum), a minority of representatives of Fortis (Messrs. Perry and Laurito) and a majority of directors who are independent of Fortis. All directors must be independent of any “market participant” in MISO and SPP and a majority of the directors must be “independent” as defined in the Shareholders Agreement. See “Item 13 Certain Relationships And Related Transactions, And Director Independence — Director Independence.”
Linda H. Apsey, 50. Ms. Apsey became President and Chief Executive Officer of the Company in November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our five Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s five Regulated Operating

Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc.
Robert A. Elliott, 64. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott is currently the Chairman of the Board of UNS Energy Corporation, a subsidiary of Fortis, and has been a board member of that company since 2014. Mr. Elliott currently serves on the board of directors of AAA CSAA Insurance and AAA Auto Club Partners and is the Chair of the board of directors of AAA Mountain West Group and has been a board member of that company since 2016. He previously served on the board of directors of AAA Arizona Inc. from 2007 to 2016. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors.
Albert Ernst, 70. Mr. Ernst became a director of the Company in January 2017. Mr. Ernst was also a member of the ITC Holdings Board of Directors from August 2014 through the closing of the transactions resulting from the Merger Agreement in October 2016, as described in the Merger Agreement. Mr. Ernst is a retired member of the law firm of Dykema Gossett PLLC, where he also served as director of Dykema’s Energy Industry Group. His experience with companies in the public utility, energy, transmission, telecommunications and rural electric cooperative fields spans more than three decades. With Dykema, Mr. Ernst worked with leading energy clients including our subsidiaries, ITCTransmission and METC. He also served as a consultant on utility-related matters to the U.S. Department of Defense, the DOE and the General Services Administration. The Board selected Mr. Ernst to serve as a director due to his lifelong career in the energy industry, as well as his invaluable experience with public utility and energy matters and decades of experience in the practice of law.
Alexander I. Greenbaum, 36. Mr. Greenbaum became a director of the Company in July 2019. Mr. Greenbaum is the Senior Vice President of Infrastructure for GIC. In this role he is responsible for acquisitions and asset management for a portfolio of power, utility, midstream and transportation assets. Prior to rejoining GIC in May 2015, he was an Executive Director in the Infrastructure group of UBS Investment Bank from July 2005 until May 2015. Mr. Greenbaum currently serves on the board of directors of Arrowhead ST Holdings, a crude oil pipeline operator, HEP Catalyst InvestCo, a crude oil and natural gas gathering and processing company in the Permian Basin, and Genesee & Wyoming Railroad. He previously served on the boards of directors of Starwest Generation, an independent power producer with operations in Arizona, and Texas Transmission Holdings Company. Mr. Greenbaum was appointed as a member of our Board of Directors by Eiffel.
James P. Laurito, 63. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito has served as Fortis’ Executive Vice President, Business Development since April 2016. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito has been Chairman of the Hudson Valley Economic Development Corporation since January 1, 2015 and currently serves on the board of Fortis’ Central Hudson Gas & Electric Corporation subsidiary.
Barry V. Perry, 55. Mr. Perry became a director of the Company in October 2016. Mr. Perry is President and Chief Executive Officer of Fortis and has served as such since January 2015. Prior to his current position at Fortis, Mr. Perry served as President from June 30, 2014 to December 31, 2014 and prior to that served as Vice President, Finance and Chief Financial Officer since 2004. Mr. Perry joined the Fortis organization in 2000 as Vice President, Finance and Chief Financial Officer of Newfoundland Power Inc. Mr. Perry currently serves as a director of the Fortis utility subsidiaries, FortisBC and UNS Energy Corporation.
Sandra E. Pierce, 61. Ms. Pierce became a director of the Company in January 2017. Ms. Pierce is Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Barton Malow Enterprises, Penske Automotive Group and American Axle & Manufacturing, Inc. She also serves as the current chair of the Detroit Financial Advisory Board and the chair of the Henry Ford Health System. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 64. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. The Board has determined that Mr. Prust is an “audit committee financial expert”, as that term is defined under SEC rules.
A. Douglas Rothwell, 63. Mr. Rothwell became a director of the Company in October 2017. Since 2005 Mr. Rothwell has served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100 CEOs. Mr. Rothwell currently Co-chairs Launch Michigan, the state’s education improvement coalition, and the University of North Carolina at Chapel Hill’s (“UNC”) Ackland Museum board in addition to serving as an Executive Residence for Economic Development at UNC. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business.
Thomas G. Stephens, 71. Mr. Stephens became a director of the Company in January 2017. Mr. Stephens was also a member of the Board of Directors from November 2012 through the closing of transactions resulting from the Merger Agreement in October 2016, as described in the Merger Agreement. Mr. Stephens retired in April 2012 from General Motors Company, a designer, manufacturer and marketer of vehicles and automobile parts, after 43 years with the company. Prior to his retirement, Mr. Stephens served as Vice Chairman and Chief Technology Officer. Mr. Stephens currently is Vice Chairman of the board of FIRST (For Inspiration and Recognition of Science and Technology in Michigan Robotics), Chairman of the Board of the Michigan Science Center and sits on the Board of Managers of Warehouse Technologies LLC and the board of directors of xF Technologies Inc. The Board selected Mr. Stephens to serve as a director because of his strong technical and engineering background as well as his experience and proven leadership capabilities assisting a large organization to achieve its business objectives.
Joseph L. Welch, 71. Mr. Welch has served as Chairman of the Board of Directors of the Company since May 2008 and as a director since 2003. He served as the Company’s President and Chief Executive Officer from 2003 until November 2016 and also served as the Company’s Treasurer from 2003 until 2009. As the founder of ITCTransmission, Mr. Welch has had overall responsibility for the Company’s vision, foundation and transformation into the first independently owned and operated electricity transmission company in the United States. Mr. Welch worked for Detroit Edison Company and other subsidiaries of DTE Energy from 1971 to 2003. During that time, he held positions of increasing responsibility in the electricity transmission, distribution, rates, load research, marketing and pricing areas, as well as regulatory affairs that included the development and implementation of regulatory strategies. Mr. Welch currently serves as a director of Fortis. The Board selected Mr. Welch to serve as a director because he previously served as the Company’s President and Chief Executive Officer and he possesses unparalleled expertise in the electric transmission business.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 50. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 45. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November

2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Prior to that, Ms. Holloway served from June 2010 until February 2015 as Director, Special Projects & Investor Relations of the Company, where she was responsible for supporting the sourcing, evaluation and execution of mergers and acquisitions and implementing investor relations strategies and objectives. Ms. Holloway currently serves as a member of the Finance & Audit Committee for the Children’s Hospital of Michigan Foundation and as a member of the Board of Directors of Inforum.
Jon E. Jipping, 53. Jon E. Jipping has served as Executive Vice President and Chief Operating Officer since June 2007. Mr. Jipping is responsible for transmission system planning, system operations, engineering, supply chain, field construction and maintenance, and information technology. Prior to this appointment, Mr. Jipping served as Senior Vice President - Engineering and was responsible for transmission system design, project engineering and asset management. Mr. Jipping joined the Company as Director of Engineering in March 2003, was appointed Vice President - Engineering in 2005 and was named Senior Vice President in February 2006. Mr. Jipping currently serves on the board of Wataynikaneyap Power PM Inc., an entity owned by FortisOntario, Inc., a subsidiary of Fortis, which was created to develop and operate transmission to connect remote First Nation communities to the electrical grid in northwestern Ontario, Canada. He also serves as the Chair of the Advisory Board of the Michigan Technological University College of Engineering and as the Chair of the Board of the North American Transmission Forum.
Daniel J. Oginsky, 46. Mr. Oginsky has served as Executive Vice President and Chief Administrative Officer since May 2016. In this role, he has responsibility for the Company’s regulatory, federal affairs, marketing and communications, human resources, strategic planning and enterprise planning process and state government affairs. Mr. Oginsky served as Executive Vice President, U.S. Regulated Grid Development from February 2015 to May 2016. He was responsible for leading the Company’s growth and expansion through new investments in regulated electric transmission infrastructure across the United States. Mr. Oginsky joined as our Vice President and General Counsel in November 2004, served as Senior Vice President and General Counsel since May 2009 and was named Executive Vice President and General Counsel in May 2014. In these roles, Mr. Oginsky was responsible for the legal affairs of the Company and oversaw the legal department, which included the legal, corporate secretary, real estate, contract administration and corporate compliance functions. Mr. Oginsky served as a member of the Advisory Board of Belle Tire, Inc. from 2012 to 2019. Mr. Oginsky currently serves as President of North Manitou Light Keepers, Inc. and as a member of the Board of Visitors for James Madison College at Michigan State University.
Christine Mason Soneral, 47. Christine Mason Soneral was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. As General Counsel, she is responsible for all corporate legal affairs and the leadership of our legal department. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation matters of the Company’s Regulated Operating Subsidiaries. In 2014, Ms. Mason Soneral was appointed to the board of Citizens Research Council, a privately funded, not-for-profit public affairs research organization. Ms. Mason Soneral also currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and Women’s Leadership Institute.
Krista Tanner, 45. Ms. Tanner has served as our Senior Vice President and Chief Business Unit Officer since February 2019. Ms. Tanner is responsible for strategic direction, customer service, local government and community affairs and financial performance for four of the Company’s operating subsidiaries: ITC Midwest, ITC Great Plains, ITCTransmission and METC. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Ms. Tanner previously served as a member of the Board of Directors of the Midwest Reliability Organization from 2017 to 2019. Ms. Tanner currently serves as a member of the Board of Directors of Delta Dental of Iowa.

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
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2019. We refer to these individuals collectively as the “named executive officers” or “NEOs”.
The Company’s named executive officers for 2019 were:

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
The Committee made the following decisions with regard to executive compensation in 2019:

•	Base salary increases. Base salary increases were provided to each of our NEOs in 2019 to reward individual performance and to remain competitive and aligned with market.

•
Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2019 performance of approximately 169% of target. This was based on achieving 100% of the performance targets established under the annual corporate performance bonus plan in early 2019 and achievement of certain performance factors which resulted in a bonus multiplier of 1.69. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”

•
Long-term equity incentives. We granted long-term equity incentive awards to our NEOs in March 2019. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.

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
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2019, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered compensation plan design and administration/governance risk.
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
Benchmarking and Relationship of Compensation Elements
Benchmarking. We reviewed market competitive target pay levels from two distinct market samples, utility and general industry data, as reflected in published surveys. FW Cook, the Committee’s independent advisor, compiled data for the following components of compensation — base salary, target annual cash bonus incentive and target long-term equity incentive, as well as target total cash compensation and target total direct compensation. Position-specific market target pay levels are reviewed for utility-specific data from the Willis Towers Watson Energy Services Executive Compensation Survey and general industry data from the Willis Towers Watson General Industry Executive Compensation Survey. For staff jobs, competitive rates were developed for each of the two distinct market reference points, as well as an average of the two market reference points. For utility operations jobs, we only used the utility-specific data due to the industry-specific nature of the roles. The market data were aged and size-adjusted to correspond to our adjusted revenue scope. The adjusted revenue scope accounts for our unique business model and reflects the competitive incremental revenue that would normally be embedded in rates to reflect a typical cost of goods sold factor.
Our compensation strategy has been to target compensation to be in the range between the median and 75th percentile of the market data, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. In February 2019, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 50th, 65th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs is within the targeted range.
Use of Tally Sheets. The Committee reviews tally sheets, every other year, as prepared by management to facilitate its assessment of the total annual compensation of our NEOs. The tally sheets contain annual cash compensation (salary and bonuses), long-term equity incentives, benefit contributions and perquisites. In addition, the tally sheets include retirement program balances, outstanding vested and unvested equity values and potential severance and termination scenario values.
Pay Review Process. In addition to the Committee’s benchmarking analysis, our CEO reviewed and examined market survey compensation levels and practices, as well as individual responsibilities and performance, our compensation philosophy and other related information to develop proposed compensation for each of our NEOs, other than herself. Ms. Apsey evaluated the performance of the NEOs, other than herself, and made recommendations on their salaries, target cash bonus incentive levels and long-term equity incentive awards. The Committee considered these recommendations in its decision making and conferred with Pay Governance, its compensation consultant at the time, to understand the impact and result of any such recommendations. The Committee uses market data and recommendations from the Committee’s consultant and makes recommendations on Ms. Apsey’s salary, cash bonus incentive targets and long-term equity incentive awards to the Board of Directors. The Board of Directors (other than Ms. Apsey) evaluates Ms. Apsey’s performance and considers the Committee’s recommendations in its decision making.
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2019 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In setting executive compensation levels, the Committee retained full discretion to consider or disregard data collected through benchmarking studies. Compensation decisions also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors.
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

The 2019 base salaries for the NEOs, including any year-over-year change, were:

NEO	2018 Base Salary	2019 Base Salary	Percent Increase
Linda H. Apsey	$755,000	$800,000	6.0%
Gretchen L. Holloway	370,000	390,000	5.4%
Jon E. Jipping	555,000	580,000	4.5%
Daniel J. Oginsky	468,000	485,000	3.6%
Christine Mason Soneral	378,000	390,000	3.2%
Annual Corporate Performance Bonus
Early each year, the Committee approves our annual corporate performance bonus plan goals and targets, which are based on key Company objectives relating to operational excellence and superior financial performance. The corporate performance goals and targets were designed to align the interests of customers, the shareholder and management, and encourage teamwork and coordination among all of our executives and employees with a common focus on the growth and success of the Company. Target levels for the corporate performance goals were determined based on long-term strategic plans, historical performance, expectations for future growth and desired improvement over time.
The annual corporate performance bonus plan goals were individually weighted. Weights were assigned to each goal based on areas of focus during the year and difficulty in achieving target performance. Weights were also assigned so that there was a balance between operational and financial goals. Each goal operated independently, and, for most goals, there was not a range of acceptable performance; if a goal was not achieved, there was no payout for that goal. The plan would not pay for achieving below-target performance on any goal but would pay for achievement of target performance on those goals that were achieved even though other goals were not achieved. Where performance goals were stated in a range, the threshold goals were generally expected to be achieved while the maximum goals were considered “stretch” goals with lower expectation of achievement. The bonus goal targets were established to motivate NEOs toward operational excellence and superior financial performance and were designed to be challenging to meet, while remaining achievable.
For 2019, financial measures, representing 20%, plus the capital project plan, representing 30%, determined 50% of the target bonus opportunity, while operational performance measures, including Safety & Compliance, representing 20% and System Performance, representing 30%, determined the remaining 50% of the target bonus opportunity. This reflected the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
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
Corporate performance goal criteria approved by the Committee for 2019, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.

Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2019 Results	Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is consistent with the approach used in 2018 and based on the 2019 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $164M.	10%	$160M	10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from the operating companies.	Target based on the 2019 Board-approved budget. Net Income from our Regulated Operating Subsidiaries at or above $468M to achieve 10%; Net Income at or above $445M to achieve 5%.	5% - 10%	$484M	10%
Total				20%		20%

Safety & Compliance goals represented 20% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Infrastructure Protection.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2019 Results	Actual Payout
Safety & Compliance 20% Maximum Potential Payout	Safety as measured by lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior years and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 2 or fewer lost work day cases for injuries to Company employees and specified contract employees.	5%	1	5%
	Safety as measured by recordable incidents	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 9 or fewer recordable incidents for injuries to Company employees and specified contract employees.	5%	4	5%
	Infrastructure Protection	Maintaining cyber and physical security is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and physical space, helping protect our most important assets. Implementation of the 2019 Cyber Plan and Physical Security Plan, as presented to and approved by the Board of Directors, implementation of each Plan worth 5%.	10%	Completed	10%
Total				20%		20%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan. Achievement of targets for outage frequency were made more difficult for ITC Midwest in 2019 from previous years.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2019 Results	Actual Payout
System Performance and Capital Project Plan 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target unchanged from prior year for ITCTransmission and METC, reduced from prior year for ITC Midwest; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (13 or fewer, representing top decile performance); METC (25 or fewer, representing top decile performance); ITC Midwest (66 or fewer, representing a reduction of 2 outages and top decile performance, no more than 55 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 10 METC - 17 ITC Midwest - 56/48	15%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2019 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (10) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $91.3M.	15%	All high priority initiatives completed under budget	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2019, with a threshold level also established. Complete $666M of the 2019 Capital Expenditure budget to achieve 30%; Complete $631M to achieve 15%.	15 - 30%	$820M	30%
				60%		60%

Total Bonus (as a percent of target bonus level)				100%		100%
____________________________

(1)
We utilize adjusted net income as a criterion in measuring achievement of financial goals for our annual corporate performance bonus. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries as follows:

(in millions)	2019
Net Income of Regulated Operating Subsidiaries	$531
Adjustments Related to ROE Matters	(49)
Other Adjustments	2
Adjusted Net Income	$484
Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, we include a performance factor under which their ACPBs may be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Achievement (1)	Multiplier	Weight	Result
Capital Investment Plan	$701M	$820M	2.00x	25%	0.50x
Cash from Operations Pre-Working Capital	$627M	$654M	1.75x	25%	0.44x
Adjusted Consolidated Net Income (2)	$367M	$379M	2.00x	25%	0.50x
Development Goals	1 Goal	Not Met	1.00x	25%	0.25x
Bonus Multiplier					1.69x
____________________________

(1)	Amounts presented are rounded to the nearest million.

(2)
We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(in millions)	2019
Net Income	$428
Adjustments Related to ROE Matters	(49)
Adjusted Consolidated Net Income	$379
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100%. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.69x. This performance factor was applied to each executive’s ACPB to produce a final payment of approximately 169% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels”. Target bonus levels for 2019 were 100% of base salary for each NEO.
Long-Term Incentive
The Committee provides and maintains a long-term equity incentive program under the 2017 Omnibus Plan. In February 2019, the Committee approved grants of SBUs and PBUs to employees, including the NEOs, based on our CEO’s recommendation (except for grants to the CEO), and also on the Committee’s assessment of the performance of the Company and the executive. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs can be earned for results in two equally-weighted measures, Total Shareholder Return (relative to Fortis’ peer group) and cumulative consolidated net income, over the three-year performance period. The PBU metrics were selected as Total Shareholder Return aligns with the Fortis shareholder experience and cumulative consolidated net income measures the sustained growth (organic and development), cost management and efficiency. Each unit is generally equivalent to one share of Fortis stock (as traded on the Toronto Stock Exchange) and earned units are payable in cash. Awards to the CEO were also presented to the Board of Directors by the Committee and ratified by the Board of Directors (other than the CEO). The amounts and more detailed terms of the 2019 SBU and PBU grants made under the 2017 Omnibus Plan are described in the narrative following the Grants of Plan-Based Awards Table. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism, and further align the interests of the NEOs with the interests of the shareholder. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2019 awards were made, the award values were targeted to be:

NEO	Grant Value Percent of Salary
Ms. Apsey	250%
Ms. Holloway	175%
Mr. Jipping	175%
Mr. Oginsky	175%
Ms. Mason Soneral	175%
In determining the size of grants under the long-term incentive program and the award mix, the Committee considered market practice, the recommendation of the CEO (with respect to grants other than to the CEO) in light of comparisons to benchmarking data, expense to the Company and the practice of other U.S. Fortis subsidiary companies.
On February 4, 2020, the Board approved the Executive Omnibus Plan. The Executive Omnibus Plan is a long-term equity incentive program that is available for employees with a title of Vice President or higher. The Committee has approved PBU grants, and may in the future approve grants of SBUs, PBUs, dividend equivalent units or cash incentive awards under the Executive Omnibus Plan.
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
Stock Ownership Policy
The Board believes that having a share ownership policy is a key element of strong corporate governance and aligns the interests of management with the interests of Fortis shareholders. Under these guidelines, which became effective January 1, 2020, officers, including NEOs, must achieve and maintain the applicable level of Fortis stock ownership by the fifth anniversary of when the guidelines first became applicable to the individual. The current levels are as follows:

Position	Ownership Level
Chief Executive Officer	2x annual base salary
Executive and Senior Vice Presidents	1.5x annual base salary
Vice Presidents	1x annual base salary
The securities that qualify for the purpose of determining compliance with the policy are common shares of Fortis stock and the executive’s outstanding SBU awards. Share ownership levels include Fortis securities beneficially owned: (i) in a trust; (ii) by the executive’s spouse; and (iii) by the executive’s minor children. Any executive that fails to maintain minimum stock ownership under these guidelines, will not be eligible for future equity-based compensation awards until the later of (i) the end of the one-year period commencing on the date of such failure or (ii) such time as the executive is again in compliance with the guidelines. Each of the NEOs is in compliance with this policy.
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
Jipping Letter Agreement
In February 2019, Mr. Jipping entered into a letter agreement with the Company amending his employment agreement and long-term incentive awards, including his SBU and PBU awards granted under the 2017 Omnibus Plan. Under the terms of the letter agreement upon Mr. Jipping’s voluntary termination of employment, his SBU and PBU awards, which would otherwise be forfeited, will continue to vest on their normal schedule even if Mr. Jipping does not meet the retirement age, as defined in the 2017 Omnibus Plan, for continued vesting at the time of his termination. The letter agreement also removes Section 7c(ii)(B) of Mr. Jipping’s employment agreement which defines his rights to terminate the employment agreement if his job responsibilities and authority were substantially diminished.

Governance and Human Resources Committee Report
The Governance and Human Resources Committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based on the review and discussions with management, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
ALEXANDER I. GREENBAUM        BARRY V. PERRY            SANDRA E. PIERCE
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
Summary Compensation Table

Name	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, President & CEO	2019	$794,692	$—	$2,061,860	$1,352,000	$322,636	$55,516	$4,586,704
	2018	752,712	—	1,747,386	1,169,118	123,927	66,909	3,860,052
	2017	725,000	644,700	1,760,834	1,205,313	232,747	57,751	4,626,345

Gretchen L. Holloway SVP & CFO	2019	388,115	—	703,598	659,100	147,032	36,362	1,934,207
	2018	367,962	—	599,433	572,945	81,152	34,351	1,655,843
	2017	317,981	265,000	552,539	581,875	80,454	33,126	1,830,975

Jon E. Jipping, EVP & COO	2019	578,000	—	1,046,405	980,200	568,493	38,169	3,211,267
	2018	553,674	—	899,149	859,418	63,980	37,869	2,414,090
	2017	529,289	538,100	909,553	889,438	345,722	37,694	3,249,796

Daniel J. Oginsky, EVP & CAO	2019	483,988	—	875,001	819,650	236,208	36,742	2,451,589
	2018	466,685	—	758,200	724,698	51,865	36,556	2,038,004
	2017	445,327	444,150	765,053	748,125	177,356	35,972	2,615,983

Christine Mason Soneral, SVP & General Counsel	2019	389,469	—	703,598	659,100	170,742	36,500	1,959,409
	2018	377,204	—	612,373	585,333	66,424	35,250	1,676,584
	2017	362,404	529,899	620,551	606,813	146,625	36,378	2,302,670

____________________________

(1)
The compensation amounts reported in this column include retention bonuses and bonuses paid in connection with expanding responsibilities. Bonuses paid in connection with our annual corporate performance bonus plan are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. In 2017, Ms. Mason Soneral earned $162,399 in accordance with the retention payments related to her employment agreement amendment. In 2017, Ms. Holloway received a lump sum payment of $125,000 and Mr. Jipping received a lump sum payment of $11,000 due to their expanding responsibilities. These bonuses are set forth in the following table:

Name	Year	Retention Bonus ($)	Other Bonuses ($)	Total Bonus ($)

Linda H. Apsey	2019	$—	$—	$—
	2018	—	—	—
	2017	644,700	—	644,700
Gretchen L. Holloway	2019	—	—	—
	2018	—	—	—
	2017	140,000	125,000	265,000
Jon E. Jipping	2019	—	—	—
	2018	—	—	—
	2017	527,100	11,000	538,100
Daniel J. Oginsky	2019	—	—	—
	2018	—	—	—
	2017	444,150	—	444,150
Christine Mason Soneral	2019	—	—	—
	2018	—	—	—
	2017	529,899	—	529,899

(2)
The amounts reported in this column represent the fair value of PBU awards and SBU awards granted to the NEOs under the 2017 Omnibus Plan in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718.

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

(3)
The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our annual corporate performance bonus plan in effect for each of 2019, 2018 and 2017. For information regarding the corporate goals for 2019, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."

(4)
All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 3.67% in 2017, 4.39% in 2018 and 3.44% in 2019. The long-term interest crediting rate for the cash balance component of the Retirement Plan and ESRP changed from 4.50% to 4.00% at year-end 2019.

(5)
All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, event tickets, personal liability insurance, personal use of company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2019, 2018 and 2017 are itemized in the table below as required by applicable SEC rules.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Other Benefits	Total
Linda H. Apsey	2019	$16,800	$19,777	$18,939	$55,516
	2018	14,750	25,074	27,085	66,909
	2017	14,400	12,752	30,599	57,751
Gretchen L. Holloway	2019	15,100	—	21,262	36,362
	2018	14,750	—	19,601	34,351
	2017	14,400	—	18,726	33,126
Jon E. Jipping	2019	16,800	—	21,369	38,169
	2018	16,500	—	21,369	37,869
	2017	16,200	—	21,494	37,694
Daniel J. Oginsky	2019	15,100	—	21,642	36,742
	2018	14,750	—	21,806	36,556
	2017	14,400	—	21,572	35,972
Christine Mason Soneral	2019	15,100	—	21,400	36,500
	2018	14,750	—	20,500	35,250
	2017	14,400	—	21,978	36,378
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

Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2019.

Name	Grant Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)	Target (#)(2)	Maximum (#)(2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	3/6/2019	SBU	$—	$—	$—	—	—	—	20,141	$666,667
	3/6/2019	PBU	—	—	—	20,141	40,282	80,564	—	1,333,334
		ACPB	—	800,000	1,600,000	—	—	—	—	—
Gretchen L. Holloway	3/6/2019	SBU	—	—	—	—	—	—	6,873	227,496
	3/6/2019	PBU	—	—	—	6,873	13,746	27,492	—	454,993
		ACPB	—	390,000	780,000	—	—	—	—	—
Jon E. Jipping	3/6/2019	SBU	—	—	—	—	—	—	10,222	338,348
	3/6/2019	PBU	—	—	—	10,222	20,443	40,886	—	676,663
		ACPB	—	580,000	1,160,000	—	—	—	—	—
Daniel J. Oginsky	3/6/2019	SBU	—	—	—	—	—	—	8,547	282,906
	3/6/2019	PBU	—	—	—	8,548	17,095	34,190	—	565,845
		ACPB	—	485,000	970,000	—	—	—	—	—
Christine Mason Soneral	3/6/2019	SBU	—	—	—	—	—	—	6,873	227,496
	3/6/2019	PBU	—	—	—	6,874	13,746	27,496	—	454,993
		ACPB	—	390,000	780,000	—	—	—	—	—
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

(2)
Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2019 Fortis peer group and (2) cumulative consolidated net income for each fiscal year during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding performance share awards, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”

(3)
Grant Date Fair Value consists of SBUs and PBUs awarded under the 2017 Omnibus Plan with a grant date of March 6, 2019. The PBUs reflected here are recorded at fair value at the date of grant, which was $33.10 per share. The SBUs reflected here are recorded at fair value at the date of grant, which was $33.10 per share. Share fair values were converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the 2017 Omnibus Plan.

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
The Committee had the power to award SBUs and PBUs in the form of equity or cash under the 2017 Omnibus Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2019 to the NEOs were made under the 2017 Omnibus Plan pursuant to terms stated in the SBU and PBU award agreements.

Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO on March 6, 2019 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on December 31, 2021 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. One-half of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”) and one-half of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”). The PBUs will become earned as set forth in the following table:

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
The performance period for the award is January 1, 2019 through December 31, 2021 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2019 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following 25 U.S. and Canadian public utility companies:

Alliant Energy Corporation	Emera Incorporated	PG&E Corporation
Ameren Corporation	Entergy Corporation	Pinnacle West Capital Corporation
Atmos Energy Corporation	Evergy, Inc.	PPL Corporation
Canadian Utilities Limited	Eversource Energy	Public Service Enterprise Group Inc.
CenterPoint Energy Inc.	FirstEnergy Corp.	Sempra Energy
CMS Energy Corporation	Hydro One Limited	UGI Corporation
Consolidated Edison Inc.	NiSource Inc.	WEC Energy Group, Inc.
DTE Energy Company	OGE Energy Corp.	Xcel Energy Inc.
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
If the grantee ceases to be employed before the PBU Vesting Date due to death or disability, the grantee will receive, following the PBU Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the PBU Vesting Date. If the grantee ceases to be employed before the PBU Vesting Date due to “Retirement” or “Involuntary Termination Without Cause”, (i) one-third of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the one-year anniversary of the PBU Grant Date and before the two-year anniversary of the PBU Grant Date, and (ii) two-thirds of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred one or after the two-year anniversary of the PBU Grant Date but before the PBU Vesting Date. If termination occurs prior to the PBU Vesting Date other than as a result of death, disability, Retirement or Involuntary Termination Without Cause, grantee will forfeit the award. Under the terms of the Jipping Letter Agreement, upon Mr. Jipping’s voluntary termination of employment, his PBU awards, which would otherwise be forfeited, will continue to vest on their normal schedule even if Mr. Jipping does not meet the retirement age, as defined in the 2017 Omnibus Plan, for continued vesting at the time of his termination.
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
Grantees are entitled to receive additional PBUs equal to the “dividend equivalent” when a cash dividend is paid on common shares of Fortis stock (each a “Common Share”). Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of PBUs in the grantee’s account on the date that the dividends are paid, including PBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid, converted to U.S. dollars based on the Award Conversion Rate. All “dividend equivalent” PBUs shall have a PBU Vesting Date which is the same as the PBU Vesting Date for the PBUs in respect of which such additional PBUs are credited.
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on March 6, 2019 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest upon the earlier of (i) December 31, 2021 (the “SBU Vesting Date”) or (ii) the grantee's death or disability. If the grantee ceases to be employed before the SBU Vesting Date due to “Retirement” or “Involuntary Termination Without Cause” (i) one-third of the number of SBUs to which the grantee would have otherwise been entitled shall vest if termination occurred one or after the one-year anniversary of the SBU Grant Date and before the two-year anniversary of the SBU Grant Date, and (ii) two-thirds of the number of SBUs to which the grantee would have otherwise been entitled shall vest if termination occurred on or after the two-year anniversary of the SBU Grant Date but before the SBU Vesting Date. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability, Retirement or Involuntary Termination Without Cause, grantee will forfeit the award. Under the terms of the Jipping Letter Agreement upon Mr. Jipping’s voluntary termination of employment, his SBU awards, which would otherwise be forfeited, will continue to vest on their normal schedule even if Mr. Jipping does not meet the retirement age, as defined in the 2017 Omnibus Plan, for continued vesting at the time of his termination.
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

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2019 held by the NEOs.

Name	Number of Shares or Units of Stock That Have Not Vested (#) (SBUs)	Market Value of Shares or Units of Stock That Have Not Vested ($) (SBUs) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	18,358 (2)	$762,220	36,716 (3)	1,524,448
	20,673 (4)	858,351	41,346 (5)	1,716,686
Gretchen L. Holloway	6,298 (2)	261,491	12,595 (3)	522,944
	7,055 (4)	292,907	14,109 (5)	585,806
Jon E. Jipping	9,446 (2)	392,215	18,893 (3)	784,437
	10,492 (4)	435,632	20,983 (5)	871,214
Daniel J. Oginsky	7,966 (2)	330,732	15,931 (3)	661,455
	8,773 (4)	364,249	17,547 (5)	728,551
Christine Mason Soneral	6,434 (2)	267,120	12,867 (3)	534,238
	7,055 (4)	292,907	14,109 (5)	585,806
____________________________

(1)	Value was determined by multiplying the number of units that have not vested by the closing price of Fortis common stock on the NYSE as of December 31, 2019 ($41.52).

(2)	These unvested SBUs were granted in 2018 and generally vest on December 31, 2020. These SBU numbers include the original SBU grant plus dividend equivalent units earned.

(3)
These unvested PBUs were granted in 2018 and generally vest on December 31, 2020. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the target performance goals have been achieved.

(4)	These unvested SBUs were granted in 2019 and generally vest on December 31, 2021. These SBU numbers include the original SBU grant plus dividend equivalent units earned.

(5)
These unvested PBUs were granted in 2019 and generally vest on December 31, 2021. These PBU numbers include the original PBU grant plus dividend equivalent units earned.The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the target performance goals have been achieved.

Equity grants made to NEOs in 2018 and 2019 were made pursuant to the 2017 Omnibus Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.

Option Exercises and Stock Vested
The following table provides information with respect to SBUs and PBUs held by the NEOs that vested during 2019:

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)	Value of Shares or Units of Stock Realized on Vesting ($) (1)
(a)	(b)	(c)
Linda H. Apsey	21,699 (2)	$875,052
	53,807 (3)	$2,170,185
Gretchen L. Holloway	6,808 (2)	$274,575
	16,885 (3)	$681,005
Jon E. Jipping	11,207 (2)	$451,999
	27,794 (3)	$1,121,012
Daniel J. Oginsky	9,427 (3)	$380,217
	23,378 (2)	$764,807
Christine Mason Soneral	7,646 (2)	$308,389
	18,962 (3)	$764,807
____________________________

(1)
Value is based on the 5-day VWAP price of common stock on the TSX on the vesting date, converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the 2017 Omnibus Plan, which is $40.3327

(2)	Amounts reported reflect the vesting of SBUs granted March 8, 2017 and associated dividend equivalent units.

(3)
Amounts reported reflect the vesting of PBUs granted March 8, 2017 and associated dividend equivalent units. The award contains performance conditions established by the Committee. The performance period ended on December 31, 2019. The Committee certified the achievement of 124% of the applicable performance goals on February 4, 2020.

Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	25.58	$421,996	N/A
	ESRP Shift	N/A	37,221	N/A
	Total Qualified Plan		459,217	N/A
	ESRP	16.83	1,820,188	N/A
Gretchen Holloway	Cash Balance Component	15.95	279,327	N/A
	Total Qualified Plan		279,327	N/A
	ESRP	4.91	285,187	N/A
Jon E. Jipping	Traditional Component	29.03	1,741,308	N/A
	Total Qualified Plan		1,741,308	N/A
	ESRP	14.92	1,505,330	N/A
Daniel J. Oginsky	Cash Balance Component	15.20	343,226	N/A
	Total Qualified Plan		343,226	N/A
	ESRP	15.20	1,200,313	N/A
Christine Mason Soneral	Cash Balance Component	12.29	275,932	N/A
	Total Qualified Plan		275,932	N/A
	ESRP	12.28	668,476	N/A
____________________________

(1)
Credited service is estimated as of December 31, 2019 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.

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

(2)
The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2019 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2019. The rate at which future expected benefit payments were discounted in calculating present values was 3.44%, the same rate used for fiscal year-end 2019 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 2.16% for 2020 and 4.00% thereafter.

We assumed no NEOs would die or become disabled prior to retirement or terminate employment with us prior to becoming eligible for benefits unreduced for early retirement. The assumed retirement age for each executive was generally the earliest age at which benefits unreduced for early retirement were available under the respective plans. For the traditional component of the defined benefit plan, that age is the earlier of (1) age 58 with 30 years of service (including service with DTE Energy), or (2) age 60 with 15 years of service. For consistency, we generally use the same assumed retirement commencement age for other benefits, including benefits expressed as an account value where the concept of benefit reductions for early retirement is not meaningful. The assumed retirement benefit commencement ages were 58 for each NEO.
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
Benefits provided under the Qualified Plan are based on compensation up to a compensation limit under the Internal Revenue Code (which was $280,000 in 2019 and is indexed in future years). In addition, benefits provided under the Qualified Plan may not exceed a benefit limit under the Internal Revenue Code (which was $225,000 payable as a single life annuity beginning at normal retirement age in 2019).

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
Mr. Jipping’s annual accrued benefit payable monthly as an annuity for his lifetime, beginning at age 60, is approximately $118,000. He is fully vested.
Cash Balance Component of Qualified Plan
Mses. Apsey, Holloway and Mason Soneral and Mr. Oginsky participate in the cash balance component of the Qualified Plan. The benefits are stated as a notional account value.
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the same compensation limit as applies under the traditional component of the Qualified Plan ($280,000 in 2019). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway and Mason Soneral and Mr. Oginsky are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2019 is approximately $411,000, Ms. Holloway’s is approximately $265,000, Ms. Mason Soneral’s is approximately $265,000, and Mr. Oginsky’s is approximately $328,000.
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

Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2019, although previous shifts have continued to earn interest credits. As of year-end 2019, her ESRP shift balance was approximately $36,000.
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
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2019, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$1,773,953
Ms. Holloway	270,720
Mr. Jipping	1,498,051
Mr. Oginsky	1,148,252
Ms. Mason Soneral	640,935
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.
Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 100% of their salary and bonus. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs. Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Jipping elected to participate in 2018 and his deferral was withheld in 2019. Mr. Jipping also elected to participate in 2019, and his deferral will be made in 2020 due to his 2019 bonus payment occurring in 2020. Mr. Jipping is the only NEO that participated in the Executive Deferred Compensation Plan in 2019.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into employment agreements with Ms. Apsey and Messrs. Jipping and Oginsky in December 2012 which superseded the employment agreements then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2019.
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
Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2019.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,600,000	$4,012,555	$—	$—
Target Short-term Bonus	—	—	—	—	800,000	800,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,352,000	1,352,000	—	—
Retention Awards			—	—	—	—
Service-Based Unit Awards (7)	—	—	254,075	1,620,567	1,620,567	1,620,567
Performance-Based Unit Awards	—	—	508,149	1,585,573	3,241,151	3,241,151
Benefits and Perquisites			—
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	29,255	29,255	—	—
Postretirement Welfare Plan (5)	—	—	693,833	693,833	—	—
Total Payout:	$—	$—	$4,462,312	$9,318,783	$5,661,718	$5,661,718

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$780,000	$1,662,104	$—	$—
Target Short-term Bonus	—	—	—	—	390,000	390,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	659,100	659,100	—	—
Service-Based Unit Awards (7)	—	—	87,164	554,417	554,417	554,417
Performance-Based Unit Awards (8)	—	—	174,315	542,889	1,108,760	1,108,760
280G Cutback	—	—	—	(981,273)	—	—
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	29,462	29,462	—	—
Total Payout:	$—	$—	$1,755,041	$2,491,699	$2,053,177	$2,053,177

Jon E. Jipping - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation or Voluntary Good Reason	Involuntary For Cause	Involuntary Not-for-Cause	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,160,000	$2,980,981	$—	$—
Target Short-term Bonus	—	—	—	—	580,000	580,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	980,200	980,200	—	—
Service-Based Unit Awards (7)	827,826	—	130,733	827,826	827,826	827,826
Performance-Based Unit Awards (8)	—	—	261,479	811,854	1,655,659	1,655,659
Benefits and Perquisites
Retirement Plan (6)	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	29,176	29,176	—	—
Postretirement Welfare Plan (5)	—	—	723,287	723,287
Total Payout:	$827,826	$—	$3,309,875	$6,378,324	$3,063,485	$3,063,485

Daniel J. Oginsky - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$970,000	$2,503,869	$—	$—
Target Short-term Bonus	—	—	—	—	485,000	485,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	819,650	819,650	—	—
Service-Based Unit Awards (7)	—	—	110,249	695,003	695,003	695,003
Performance-Based Unit Awards (8)	—	—	220,485	682,547	1,389,995	1,389,995
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	30,401	30,401	—	—
Total Payout:	$—	$—	$2,175,785	$4,756,470	$2,569,998	$2,569,998

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$780,000	$2,038,491	$—	$—
Target Short-term Bonus	—	—	—	—	390,000	390,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	659,100	659,100	—	—
Service-Based Unit Awards (7)	—	—	89,047	560,063	560,063	560,063
Performance-Based Unit Awards (8)	—	—	178,079	550,407	1,120,053	1,120,053
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	30,665	30,665	—	—
Total Payout:	$—	$—	$1,761,891	$3,863,726	$2,070,116	$2,070,116
____________________________

(1)
All scenarios include the value of severance. For Ms. Apsey and Mr. Jipping, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits, outside of present value reductions outlined in footnote (5), and additional pension benefits upon death, have not been included in these termination scenarios but can be found in the “Pension Benefits Table”.

(2)	Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.

(3)
Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Ms. Holloway would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, a cutback in the amount of $981,273 has been reflected.

(4)
In the event of Mr. Jipping’s termination for death (pre-retirement), his spouse would receive half the 50% joint and survivor annuity under the traditional component of the Qualified Plan, also reduced to reflect a 90% early retirement factor that would apply at age 58 since Mr. Jipping does not have 30 years of service as of December 31, 2019. Under termination for death (pre-retirement), Ms. Apsey’s, Ms. Mason Soneral’s, Ms. Holloway’s, and Mr. Oginsky’s Qualified Plan benefits are payable immediately to the surviving spouse (if any) and ESRP benefits are payable to a designated beneficiary. The above termination scenarios do not reflect the reduction in present value of death benefits ($57,899 for Ms. Apsey, $28,636 for Ms. Holloway,$970,244 for Mr. Jipping, $66,948 for Mr. Oginsky, and $38,909 for Ms. Mason Soneral) compared to present value in the Pension Benefits Table.

(5)
The value of the Postretirement Welfare Plan benefit is included in involuntary termination not for cause and change in control scenarios for Ms. Apsey and Mr. Jipping since their employment agreement includes a provision for deemed satisfaction of the eligibility requirements when terminated under these scenarios. It is assumed each would commence their Postretirement Welfare Benefits at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 3.61%, the same rate used for fiscal year-end 2019 accounting disclosure of the Postretirement Welfare Plan.

(6)
The Pension Benefits Table assumes that Mr. Jipping would not be terminated before retirement age and no early retirement reduction was applied. In all termination scenarios, however, a 90% early retirement factor would apply at age 58 because Mr. Jipping has less than 30 years of service as of December 31, 2019. The above table does not reflect the reduction in the present value ($174,131 except for death) due to applying the 90% early retirement factor.

(7)
Under the 2017 Omnibus Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the Change of Control Redemption Date (as defined in the 2017 Omnibus Plan). In the case of Death or Disability (each as defined in the 2017 Omnibus Plan) termination, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability. In the case of Retirement or Involuntary Termination Without Cause (each as defined in the 2017 Omnibus Plan) within one year of the grant date, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be forfeited. If Retirement or Involuntary Termination Without Cause occurs one year or more after the grant date, SBUs and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from the grant date to termination. For Mr. Jipping, pursuant to the Jipping Letter Agreement, upon a voluntary termination of employment, his SBUs, which would otherwise be forfeited, will continue to vest on their normal schedule.

(8)
Under the 2017 Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents accelerate on a prorated basis under a Change in Control (as defined in the 2017 Omnibus Plan), based on the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control (as defined in the 2017 Omnibus Plan). In the case of Death or Disability termination, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. Values shown in the tables above are based on target performance as an estimate of potential payments. In the case of Retirement or Involuntary Termination Without Cause within one year of the award grant date, outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited. If Retirement or Involuntary Termination Without Cause occurs one year or more after the grant date, PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination. For Mr. Jipping, pursuant to the Jipping Letter Agreement, upon a voluntary termination of employment, his PBUs, which would otherwise be forfeited, will continue to vest on their normal schedule. The table does not reflect any value for Mr. Jipping’s outstanding and unvested PBUs as the payout is subject to achievement of the performance measures.

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
For 2019, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $155,054; and
the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $4,586,704.
Based on this information, Ms. Apsey’s 2019 annual total compensation was estimated to be 30 times the median annual total compensation for all employees, other than Ms. Apsey.
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
Using our “median employee” and Ms. Apsey, we calculated the 2019 Summary Compensation Table values for each according to SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2019.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Robert A. Elliott	$132,500	$132,500
Albert Ernst	132,500	132,500
Rhys D. Evenden (2)	66,250	66,250
Alexander I. Greenbaum (3)	—	—
James P. Laurito	132,500	132,500
Barry V. Perry	132,500	132,500
Sandra E. Pierce	143,750	143,750
Kevin L. Prust	143,750	143,750
A. Douglas Rothwell	132,500	132,500
Thomas G. Stephens	143,750	143,750
Joseph L. Welch	170,000	170,000
____________________________

(1)	Includes annual Board retainer and committee chairmanship retainer, as well as a chairman fee (for Mr. Welch only).

(2)	The fees payable to Mr. Evenden are made directly to Betchworth Investment Pte. Ltd. Mr. Evenden left the Board in July 2019.

(3)	Mr. Greenbaum joined the Board in July 2019. Mr.Greenbaum waived all compensation due to him for his service on the Board.
Directors who are employees of the Company do not receive separate compensation for their services as a director. All non-employee directors are compensated under our non-employee director compensation policy, pursuant to which they are paid an annual cash retainer of $132,500. In addition, we pay an additional cash retainer of $11,250 annually to the chair of each Board committee and $37,500 annually to our chairman. We do not pay per-meeting fees under the policy. Non-employee directors are reimbursed for their out-of-pocket expenses incurred for the performance of their duties as directors.
We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan, and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. Messrs. Laurito, Stephens and Ms. Pierce participate in this plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2020, except as otherwise indicated, by:

•	each of our current directors;

•	each of the persons named in the “Summary Compensation Table” under Item 11; and

•	all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2020 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)		Percent of Class (%)
Linda H. Apsey	—	—	53,889		*
Gretchen L. Holloway	—	—	12,929		*
Jon E. Jipping	—	—	120,000		*
Daniel J. Oginsky	—	—	72,621		*
Christine Mason Soneral	—	—	—		—
Robert A. Elliott	—	—	—		—
Albert Ernst	—	—	13,597	(1)	*
Alexander I. Greenbaum	—	—	—		—
James P. Laurito	—	—	19,408		*
Barry V. Perry	—	—	840,134	(2)	*
Sandra E. Pierce	—	—	—		—
Kevin L. Prust	—	—	—		—
A. Douglas Rothwell	—	—	—		—
Thomas G. Stephens	—	—	2,098		*
Joseph L. Welch	—	—	1,178,328	(3)	*
All current directors and executive officers as a group (16 persons)	—	—%	2,313,004		*
* Less than one percent
____________________________

(1)	Includes 4,234 shares owned by the spouse of Mr. Ernst.

(2)
Includes 31,258 shares owned by the spouse of Mr. Perry as well as 519,462 shares that may be acquired upon exercise of options that are currently exercisable or become exercisable prior to April 2, 2020.

(3)
The amount shown in the table does not include 534,064 shares beneficially owned by the spouse of Mr. Welch. Mr. Welch has no voting or dispositive power with respect to such shares and he disclaims ownership of such shares.

ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2019, there were no securities authorized for issuance under any compensation plans of ITC Holdings.
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
Clayton Welch, Jennifer Welch, Jessica Uher and Katie Welch (each of whom is a son, daughter or daughter-in-law of Joseph L. Welch, the Company’s Chairman) were employed by us as a Senior Engineer, Fleet Manager, Manager of Corporate and Field Facilities, and Senior Accountant, respectively, during 2019 and continue to be employed by us. These individuals are employed on an “at will” basis and compensated on the same basis as our other employees of similar function, seniority and responsibility without regard to their relationship with Mr. Welch. These four individuals, none of whom resides with or is supported financially by Mr. Welch, received aggregate salary, bonus, long-term incentives and taxable perquisites for services rendered in the above capacities totaling $568,001 during 2019.
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
An independent director under the Shareholders Agreement is a director who meets all of the following requirements: (a) is elected by the shareholders of ITC Investment Holdings; (b) is designated as an independent director by the ITC Investment Holdings’ board and Company Board, or the shareholders of ITC Investment

Holdings; (c) is not a director that is nominated by Finn Investment Pte Ltd or any successor or permitted assign thereof and appointed as a member of the ITC Investment Holdings’ board and Company Board in accordance with the Shareholders Agreement; (d) is not and during the three years prior to being designated as an independent director has not been any of the following: (i) a director of FortisUS or any of its affiliates (other than ITC Investment Holdings or the Company); or (ii) an officer or employee of ITC Investment Holdings, the Company, FortisUS or any of their affiliates; and (e) would meet the definition of “independent director” under the NYSE Listed Company Manual if such director were a member of the board of directors of Fortis, FortisUS, ITC Investment Holdings, or the Company (assuming, in the case of FortisUS, ITC Investment Holdings and the Company, that such entities were listed on the NYSE).
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
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2019 and 2018:

	2019	2018
Audit fees (1)	$1,901,000	$1,813,000
Audit-related fees (2)	54,000	97,000
Tax fees (3)	208,000	386,000
All other fees (4)	9,000	139,000
Total fees	$2,172,000	$2,435,000
____________________________

(1)
Audit fees were for professional services rendered for the audit of our consolidated financial statements and internal controls and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filing engagements.

(2)
Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audit of our employee benefit plans and services provided in connection with securities offerings.

(3)	Tax fees were professional services for federal and state tax compliance, tax advice and tax planning.

(4)
All other fees were for services other than the services reported above. These services included subscriptions to the Deloitte Accounting Research Tool, attendance at Deloitte sponsored conferences and labs, and due diligence work in 2018.

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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2019 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2019 and 2018
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
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

4.35
Fifth Supplemental Indenture, dated as of August 7, 2013, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including form of bonds) (filed with Registrant’s Form 8-K on August 16, 2013)

4.36
Fifth Supplemental Indenture, dated May 16, 2014, between ITC Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (f.k.a. The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company), as Trustee (filed with Registrant’s Form 8-K on May 16, 2014)

4.38
Second Supplemental Indenture, dated as of June 4, 2014 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee, together with form of 3.65% Senior Note due 2024 (filed with Registrant’s Form 8-K on June 4, 2014)

4.39
Sixth Supplemental Indenture, dated as of May 23, 2014, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on June 10, 2014)

4.40
First Mortgage and Deed of Trust, dated as of November 12, 2014, between ITC Great Plains, LLC and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on November 26, 2014)

4.41
First Supplemental Indenture, dated as of November 12, 2014, between ITC Great Plains, LLC and Wells Fargo Bank, National Association, as trustee (filed with Registrant’s Form 8-K on November 26, 2014)

4.42
Seventh Supplemental Indenture, dated as of December 5, 2014, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on December 22, 2014)

4.43
Eighth Supplemental Indenture, dated as of March 18, 2015, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on April 8, 2015)

4.44
Eighth Supplemental Indenture, dated as of March 31, 2016, between Michigan Electric Transmission Company, LLC and Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on April 26, 2016)

4.45
Third Supplemental Indenture, dated as of July 5, 2016, between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee, together with form of 3.25% Note due 2026 (filed with Registrant’s Form 8-K on July 5, 2016)

4.46
Ninth Supplemental Indenture, dated as of March 15, 2017, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on April 18, 2017)

4.47
Fourth Supplemental Indenture, dated as of November 14, 2017 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee (with Form of 2.700% Notes due 2022 and Form of 3.350% Notes due 2027) (filed with Registrant’s Form 8-K on November 15, 2017)

4.48
Seventh Supplemental Indenture, dated as of March 14, 2018, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on March 29, 2018)

4.49
Tenth Supplemental Indenture, dated as of September 28, 2018, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (filed with Registrant’s Form 8-K on November 2, 2018)

4.50
Ninth Supplemental Indenture, dated as of November 28, 2018, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JP Morgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on January 15, 2019)

4.51
Eighth Supplemental Indenture, dated as of August 14, 2019, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (filed with Registrant’s Form 8-K on August 28, 2019).

*10.27	Deferred Compensation Plan (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

10.51	Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

*10.81	Executive Supplemental Retirement Plan (filed with Registrant’s 2008 Form 10-K)

Exhibit No.	Description of Exhibit

*10.109	Employment Agreement between ITC Holdings Corp. and Linda H. Blair, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.110	Employment Agreement between ITC Holdings Corp. and Jon E. Jipping, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.111	Employment Agreement between ITC Holdings Corp. and Daniel J. Oginsky, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.120	First Amendment to Executive Supplemental Retirement Plan, dated as of May 16, 2013 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2013)

*10.122	Recoupment Policy and Related Consent, effective January 1, 2014 (filed with Registrant’s Form 8-K on December 2, 2013)

*10.150	Employment Agreement between ITC Holdings Corp. and Christine Mason Soneral, effective as of February 3, 2015 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2015)

*10.168	Letter Agreement, dated as of October 14, 2016, between ITC Holdings Corp. and Linda H. Blair (filed with Registrant’s Form 8-K on October 12, 2016)

*10.172	Employment Agreement between ITC Holdings Corp. and Gretchen L. Holloway, effective as of February 3, 2015. (filed with Registrant’s 2016 Form 10-K)

*10.173	Amended Employment Agreement, dated as of October 12, 2016 between ITC Holdings Corp. and Christine Mason Soneral (filed with Registrant’s 2016 Form 10-K)

*10.176	2017 Omnibus Plan, effective February 27, 2017 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.177	Summary of 2017 Annual Incentive Plan (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.178	Form of Service-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.179	Form of Performance-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.182	Amendment to 2017 Omnibus Plan, dated as of July 10, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

10.183	ITC Holdings Corp. Director Deferred Compensation Plan, effective March 1, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

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

*10.190	International Transmission Company Executive Deferred Compensation Plan, effective January 1, 2019 (filed with Registrant’s 2018 Form 10-K)

*10.191	ITC Holdings Corp. Director Deferred Compensation Plan, effective January 1, 2019 (filed with Registrant’s 2018 Form 10-K)

*10.192	Letter Agreement, effective as of February 18, 2019, between ITC Holdings Corp. and Jon E. Jipping (filed with Registrant’s Form 8-K on February 22, 2019).

10.193
Term Loan Credit Agreement, dated as of June 12, 2019, among ITC Holdings Corp., the various financial institutions and other persons from time to time parties thereto as lenders and Toronto-Dominion (Texas) LLC, as administrative agent for the Lenders, Mizuho Bank, Ltd. and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners and Mizuho Bank, Ltd., as syndication agent (filed with the Registrant’s Form 8-K on June 14, 2019).

10.194
ITC Holdings Amendment and Restatement Agreement dated as of January 10, 2020, among ITC Holdings Corp., the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among ITC Holdings Corp., the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with the Registrant’s Form 8-K on January 10, 2020).

10.195
ITCTransmission Amendment and Restatement Agreement dated as of January 10, 2020, among International Transmission Company, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among International Transmission Company, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with the Registrant’s Form 8-K on January 10, 2020).

10.196
METC Amendment and Restatement Agreement dated as of January 10, 2020, among Michigan Electric Transmission Company, LLC, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among Michigan Electric Transmission Company, LLC, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with the Registrant’s Form 8-K on January 10, 2020).

Exhibit No.	Description of Exhibit

10.197
ITC Midwest Amendment and Restatement Agreement dated as of January 10, 2020, among ITC Midwest LLC, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among ITC Midwest LLC, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with the Registrant’s Form 8-K on January 10, 2020).

10.198
ITC Great Plains Amendment and Restatement Agreement dated as of January 10, 2020, among ITC Great Plains, LLC, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among ITC Great Plains, LLC, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with the Registrant’s Form 8-K on January 10, 2020).

10.199
Term Loan Credit Agreement, dated as of January 23, 2020, among Michigan Electric Transmission Company, LLC, the various financial institutions and other persons from time to time parties thereto as lenders and Toronto Dominion (Texas) LLC, as administrative agent for the lenders and TD Securities (USA) LLC, as sole lead arranger and bookrunner (filed with the Registrant’s Form 8-K on January 23, 2020).

*10.200	2017 Omnibus Plan, as amended July 10, 2017 and February 4, 2020.

*10.201	Executive Omnibus Plan, effective January 2020.

*10.202	Form of Performance-Based Unit Award Agreement under Executive Omnibus Plan (January 2020).

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL
____________________________

*	Management contract or compensatory plan or arrangement.

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions, except share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$2	$3
Accounts receivable from subsidiaries	17	26
Intercompany tax receivable from subsidiaries	3	15
Income tax receivable	—	1
Prepaid and other current assets	5	1
Total current assets	27	46
Other assets
Investment in subsidiaries	5,136	4,733
Deferred income taxes	140	104
Other assets	99	90
Total other assets	5,375	4,927
TOTAL ASSETS	$5,402	$4,973
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$61	$30
Accrued interest	21	26
Debt maturing within one year	200	—
Other current liabilities	11	12
Total current liabilities	293	68
Accrued pension and postretirement liabilities	73	68
Other liabilities	37	19
Long-term debt (net of deferred financing fees and discount of $17 and $20, respectively)	2,767	2,767
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2019 and 2018	892	892
Retained earnings	1,333	1,155
Accumulated other comprehensive income	7	4
Total stockholder’s equity	2,232	2,051
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,402	$4,973
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions)	2019	2018	2017
Other income (expense), net	$5	$1	$2
General and administrative expense	(25)	(7)	(11)
Taxes other than income taxes	(2)	—	(2)
Interest expense	(119)	(114)	(120)
LOSS BEFORE INCOME TAXES	(141)	(120)	(131)
INCOME TAX BENEFIT	(44)	(30)	(6)
LOSS AFTER TAXES	(97)	(90)	(125)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	525	420	444
NET INCOME	428	330	319
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments (net of tax of $1 for the year ended December 31, 2019 and less than $1 for the year ended December 31, 2018)	3	1	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	1	—
TOTAL COMPREHENSIVE INCOME	$431	$331	$319
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$428	$330	$319
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(525)	(420)	(444)
Dividends from subsidiaries	3	26	3
Deferred and other income taxes	(51)	(23)	67
Net intercompany tax payments from (to) subsidiaries	14	59	(13)
Other	6	2	5
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	9	(4)	(4)
Intercompany tax receivable from subsidiaries	11	(13)	2
Income tax receivable	1	14	2
Intercompany tax payable to subsidiaries	—	—	(72)
Accrued compensation	31	2	14
Other current and non-current assets and liabilities, net	9	13	—
Net cash used in operating activities	(64)	(14)	(121)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(120)	(202)	(148)
Return of capital from subsidiaries	239	324	296
Other	(1)	(1)	(9)
Net cash provided by investing activities	118	121	139
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of discount	—	—	999
Borrowings under revolving credit agreement	72	37	97
Borrowings under term loan credit agreements	200	—	200
Net issuance of commercial paper, net of discount	200	—	(148)
Retirement of long-term debt — including extinguishment of debt costs	(203)	—	(437)
Repayments of revolving credit agreement	(75)	—	(170)
Repayments of term loan credit agreement	—	—	(200)
Dividends to ITC Investment Holdings	(250)	(200)	(300)
Other	—	(1)	(2)
Net cash (used in) provided by financing activities	(56)	(164)	39
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(57)	57
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4	61	4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$2	$4	$61
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our revolving credit agreement. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2019 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2019, the maturities of our debt outstanding were as follows:

(In millions)
2020	$200
2021	200
2022	534
2023	250
2024	400
2025 and thereafter	1,400
Total	$2,984

Refer to Note 11 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Revolving and Term Loan Credit Agreements, the ITC Holdings Commercial Paper Program and the ITC Holdings Derivative Instruments and Hedging Activities.
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $2,752 million and $2,764 million at December 31, 2019 and 2018, respectively. The total book value of the ITC Holdings Senior Notes, net of discount and deferred financing fees, was $2,533 million and $2,730 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, we had $234 million and $37 million respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. At December 31, 2019, ITC Holdings had interest rate swaps with a total notional amount of $200 million, and the fair value of these interest rate swaps of $3 million was recorded in other current assets in the condensed statements of financial position. The fair values of the ITC Holdings Senior Notes, revolving and term loan credit agreements and interest rate swaps represent Level 2 under the three-tier hierarchy described in Note 14 to the consolidated financial statements. At December 31, 2019 ITC Holdings had $200 million commercial paper issued and outstanding under the commercial paper program. At December 31, 2018 ITC Holdings had no commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value.

3.     RELATED-PARTY TRANSACTIONS
Our related-party transactions during were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Equity contributions to subsidiaries	$120	$202	$148
Dividends from subsidiaries (a)	3	26	3
Return of capital from subsidiaries (a)	239	324	296

Net income tax payments (to) from: (b)
ITCTransmission	$7	$39	$4
METC	4	7	1
ITC Midwest	3	3	5
ITC Great Plains	(1)	9	11
ITC Interconnection	1	1	1
Other (c)	—	—	(35)
____________________________

(a)	Includes ITCTransmission, MTH, ITC Midwest and other subsidiaries.

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

	December 31,
(In millions)	2019	2018	2017	2016
Cash and cash equivalents	$2	$3	$60	$4
Restricted cash included in:
Other non-current assets	—	1	1	—
Total cash, cash equivalents and restricted cash	$2	$4	$61	$4

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions)	2019	2018	2017
Supplementary cash flows information:
Interest paid	$117	$117	$115
Income tax refunds received	3	13	1
Supplementary non-cash investing and financing activities:
Equity transfers from subsidiaries	—	—	(2)

ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 12, 2020.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LINDA H. APSEY	President and Chief Executive	February 12, 2020
Linda H. Apsey	Officer (principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 12, 2020
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ JOSEPH L. WELCH	Director and Chairman	February 12, 2020
Joseph L. Welch

/s/ ROBERT A. ELLIOTT	Director	February 12, 2020
Robert A. Elliott

/s/ ALBERT ERNST	Director	February 12, 2020
Albert Ernst

/s/ ALEXANDER I. GREENBAUM	Director	February 12, 2020
Alexander I. Greenbaum

/s/ JAMES P. LAURITO	Director	February 12, 2020
James P. Laurito

/s/ BARRY V. PERRY	Director	February 12, 2020
Barry V. Perry

/s/ SANDRA E. PIERCE	Director	February 12, 2020
Sandra E. Pierce

/s/ KEVIN L. PRUST	Director	February 12, 2020
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 12, 2020
A. Douglas Rothwell

/s/ THOMAS G. STEPHENS	Director	February 12, 2020
Thomas G. Stephens