Form 10-Q
period 2020-03-31
ITC Holdings Corp.
filed 2020-05-06
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 5, 2020.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2020

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries

•	“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;

•	“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;

•	“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;

•	“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;

•	“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;

•	“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;

•	“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and

•	“Company,” “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions

•	“ADIT” are references to accumulated deferred income tax;

•	“AFUDC” are references to an allowance for funds used during construction;

•	“ALJ” are references to an administrative law judge;

•	“AOCI” are references to accumulated other comprehensive income or (loss);

•	“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;

•	“COVID-19” are references to the Coronavirus disease 2019 that the World Health Organization declared a pandemic in March 2020;

•	“D.C. Circuit Court” are references to the U.S. Court of Appeals for the District of Columbia Circuit;

•	“DCF” are references to discounted cash flow;

•	“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;

•	“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;

•	“FASB” are references to the Financial Accounting Standards Board;

•	“FERC” are references to the Federal Energy Regulatory Commission;

•	“Fortis” are references to Fortis Inc.;

•	“Formula Rate” are references to a FERC-approved formula template used to calculate an annual revenue requirement;

•	“FPA” are references to the Federal Power Act;

•	“GAAP” are references to accounting principles generally accepted in the United States of America;

•	“GIC” are references to GIC Private Limited;

•	“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding the base ROE;

•	“ITC Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•	“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;

•	“IRS” are references to the Internal Revenue Service;

•	“ISO” are references to Independent System Operators;

•	“KCC” are references to the Kansas Corporation Commission;

•	“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);

•
“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;

•	“MISO ROE Complaints” are references to the Initial Complaint and the Second Complaint;

•	“NERC” are references to the North American Electric Reliability Corporation;

•	“NOLs” are references to net operating loss carryforwards for income taxes;

•	“NOPR” are references to a Notice of Proposed Rulemaking issued by the FERC;

•	“November 2018 Order” are references to an order issued by the FERC on November 15, 2018 regarding MISO ROE Complaints;

•	“November 2019 Order” are references to an order issued by the FERC on November 21, 2019 regarding MISO ROE Complaints;

•	“PBU” are references to a performance-based unit;

•	“PCBs” are references to polychlorinated biphenyls;

•	“ROE” are references to return on equity;

•	“RTO” are references to Regional Transmission Organizations;

•	“SBU” are references to a service-based unit;

•	“SEC” are references to the Securities and Exchange Commission;

•	“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the FPA regarding the base ROE;

•	“September 2016 Order” are references to an order issued by the FERC on September 28, 2016 regarding the Initial Complaint;

•
“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member;

•	“TCJA” are references to the Tax Cuts and Jobs Act of 2017, a comprehensive tax reform bill enacted on December 22, 2017; and

•	“TO” are references to transmission owner.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$6	$4
Accounts receivable	110	117
Inventory	37	39
Regulatory assets	20	12
Prepaid and other current assets	16	15
Total current assets	189	187
Property, plant and equipment (net of accumulated depreciation and amortization of $1,970 and $1,930, respectively)	8,723	8,582
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $43 and $42, respectively)	32	33
Regulatory assets	255	229
Other assets	75	77
Total other assets	1,312	1,289
TOTAL ASSETS	$10,224	$10,058
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$91	$82
Accrued compensation	39	61
Accrued interest	57	48
Accrued taxes	52	66
Regulatory liabilities	110	123
Refundable deposits and advances for construction	37	27
Debt maturing within one year	142	235
Other current liabilities	34	16
Total current liabilities	562	658
Accrued pension and postretirement liabilities	77	73
Deferred income taxes	902	873
Regulatory liabilities	585	584
Refundable deposits	16	19
Other liabilities	30	47
Long-term debt	5,826	5,572
Commitments and contingent liabilities (Notes 5 and 13)
TOTAL LIABILITIES	7,998	7,826
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2020 and December 31, 2019	892	892
Retained earnings	1,343	1,333
Accumulated other comprehensive (loss) income	(9)	7
Total stockholder’s equity	2,226	2,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,224	$10,058
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2020	2019
OPERATING REVENUES
Transmission and other services	$289	$289
Formula rate true-up	33	18
Total operating revenues	322	307
OPERATING EXPENSES
Operation and maintenance	27	25
General and administrative	31	38
Depreciation and amortization	54	47
Taxes other than income taxes	31	31
Total operating expenses	143	141
OPERATING INCOME	179	166
OTHER EXPENSES (INCOME)
Interest expense, net	59	59
Allowance for equity funds used during construction	(6)	(8)
Other (income) and expenses, net	2	—
Total other expenses (income)	55	51
INCOME BEFORE INCOME TAXES	124	115
INCOME TAX PROVISION	32	31
NET INCOME	92	84
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 10)	(16)	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(16)	—
TOTAL COMPREHENSIVE INCOME	$76	$84
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(in millions)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	84	—	84
Dividends to ITC Investment Holdings Inc.	—	(72)	—	(72)
BALANCE, MARCH 31, 2019	$892	$1,167	$4	$2,063

BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive (loss), net of tax (Note 10)	—	—	(16)	(16)
BALANCE, MARCH 31, 2020	$892	$1,343	$(9)	$2,226
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54	47
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(43)	(21)
Deferred income tax expense	35	30
Allowance for equity funds used during construction	(6)	(8)
Share-based compensation	4	7
Other	5	2
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	8	(9)
Accrued compensation	(17)	—
Accrued interest	9	24
Accrued taxes	(14)	(13)
Other current and non-current assets and liabilities, net	(19)	(2)
Net cash provided by operating activities	108	141
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(190)	(178)
Contributions in aid of construction	1	—
Other	1	—
Net cash used in investing activities	(188)	(178)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	50
Borrowings under revolving credit agreements	363	231
Borrowings under term loan credit agreements	275	—
Net (payment) issuance of commercial paper	(168)	84
Repayments of revolving credit agreements	(310)	(261)
Dividends to ITC Investment Holdings Inc.	(82)	(72)
Other	4	2
Net cash provided by financing activities	82	34
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2	(3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	10
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$8	$7
See notes to condensed consolidated interim financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings.
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2019 included in ITC Holdings’ annual report on Form 10-K for such period.
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
The condensed consolidated interim financial statements are unaudited but, in our opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the recent outbreak of COVID-19 have resulted in the closure of various businesses and facilities and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on us. However, the duration of COVID-19 and the extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us posed by COVID-19 and are following all government restrictions to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. Since the period of business disruption, actual monthly network peak load for our MISO Regulated Operating Subsidiaries was down ranging from as much as 9% to 26% across each of the operating companies as compared to pre-COVID-19 forecasted load. This is primarily as a result of reductions in or suspension of operations for many businesses and facilities in our operating footprint due to COVID-19. Further, while we are unable to predict the duration of COVID-19 and associated impacts on other businesses, we expect monthly network peak load to be negatively impacted by COVID-19 at similar levels during this period of business interruption.
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance is effective for fiscal years beginning after December 15, 2019 with either prospective or retrospective adoption permitted. We adopted the standard prospectively on January 1, 2020. Adoption of this standard did not have a material impact on our condensed consolidated interim financial statements.
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
We recognize revenue for transmission services over time as transmission services are provided to customers (generally using an output measure of progress based on transmission load delivered). Customers simultaneously receive and consume the benefits provided by the Regulated Operating Subsidiaries’ services. We recognize revenue in the amount to which we have the right to invoice because we have a right to consideration in an amount that corresponds directly with the value to the customer of performance completed to date. As billing agents, MISO and SPP independently bill our customers on a monthly basis and collects fees for the use of our transmission systems. No component of the transaction price is allocated to unsatisfied performance obligations.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended March 31, 2020 and 2019 were $1 million and $3 million, respectively.
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

4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(in millions)	2020	2019
Trade accounts receivable	$2	$2
Unbilled accounts receivable	95	102
Due from affiliates	—	1
Other	13	12
Total accounts receivable	$110	$117

5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 13 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and “Incentive Adders for Transmission Rates” discussed in Note 5 herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2020:

(in millions)	Total
Net regulatory assets as of December 31, 2019	$3
Net refund of 2018 revenue deferrals and accruals, including accrued interest	10
Net revenue accrual for the three months ended March 31, 2020	33
Net regulatory assets as of March 31, 2020	$46

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(in millions)	2020	2019
Current regulatory assets	$20	$12
Non-current regulatory assets	66	43
Current regulatory liabilities	(39)	(51)
Non-current regulatory liabilities	(1)	(1)
Net regulatory assets	$46	$3

Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. An initial brief was filed on January 27, 2020 and a reply brief was filed on April 24, 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For the three months ended March 31, 2020 and 2019, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent ownership and a 50 basis point adder for RTO participation. See Note 13 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. As of March 31, 2020, we have recorded an estimated current regulatory liability of $2 million related to this complaint. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For the three months ended March 31, 2020 and 2019, the authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.

Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 13 for a discussion of the MISO ROE Complaints.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2020 and December 31, 2019, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $18 million and $19 million (net of accumulated amortization of $41 million and $40 million) as of March 31, 2020 and December 31, 2019, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both March 31, 2020 and December 31, 2019.
We recognized $1 million of amortization expense of our intangible assets during each of the three months ended March 31, 2020 and 2019. For the balance of intangible assets recorded as of March 31, 2020, we expect the annual amortization of these assets to be $3 million per year for each of the next five years.
7.    DEBT
ITC Holdings
Term Loan Credit Agreement
On June 12, 2019, ITC Holdings entered into an unsecured, unguaranteed $400 million term loan credit agreement with a maturity date of June 11, 2021, under which ITC Holdings initially borrowed $200 million. The proceeds were used for the early redemption of the $200 million 5.50% Senior Notes due January 15, 2020. In January 2020, ITC Holdings drew upon the remaining $200 million under the term loan credit agreement to repay outstanding commercial paper balances. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.41% at March 31, 2020.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. With recent developments around COVID-19 and the resulting market volatility, ITC Holdings’ ability to issue commercial paper has been limited or unavailable. As a result, ITC Holdings has borrowed on its revolving credit facility to fund repayment of commercial paper obligations. As of March 31, 2020, ITC Holdings had $32 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 1.4% and weighted average remaining days to maturity of 1 day. The amount outstanding as of March 31, 2020 was classified as debt maturing within one year in the condensed consolidated statements of financial position and has subsequently been repaid using borrowings under ITC Holdings’ revolving credit facility.
METC
Term Loan Credit Agreement
On January 23, 2020, METC entered into an unsecured, unguaranteed term loan credit agreement, due January 23, 2021, under which METC borrowed the maximum of $75 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 1.37% at March 31, 2020.

Derivative Instruments and Hedging Activities
We have entered into interest rate swaps to manage interest rate risk associated with planned future borrowings, including the anticipated refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. At March 31, 2020, ITC Holdings had the following interest rate swaps:

Interest Rate Swaps (in millions, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2019 swap	$50	1.816%	5 years	November 2020
August 2019 swap	50	1.488%	5 years	November 2020
October 2019 swaps	100	1.288%	5 years	November 2020
January 2020 swaps	188	1.437%	5 years	October 2020
February 2020 swap	62	1.141%	5 years	October 2020
Total	$450

The 5-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 5-year period beginning November 15, 2020 for the July 2019, August 2019 and October 2019 swaps and October 1, 2020 for the January 2020 and February 2020 swaps. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of November 15, 2020 for the 2019 swaps and October 1, 2020 for the 2020 swaps. The interest rate swaps have been determined to be highly effective at offsetting changes in the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the first five years of the forecasted debt. As of March 31, 2020, the fair value of the derivative instruments was a liability of $20 million. The interest rate swaps do not contain credit-risk-related contingent features. Refer to Note 9 for additional fair value information.
Revolving Credit Agreements
At March 31, 2020, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$110	$290	(d)	1.9%	0.175%
ITCTransmission	100	50	50		1.7%	0.10%
METC	100	25	75		1.7%	0.10%
ITC Midwest	225	138	87		1.7%	0.10%
ITC Great Plains	75	29	46		1.7%	0.10%
Total	$900	$352	$548
____________________________

(a)	Included within long-term debt in the condensed consolidated statements of financial position.

(b)	Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.

(c)	Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

(d)
ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $258 million as of March 31, 2020.

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
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $3 million to the supplemental benefit plans in 2020.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended
	March 31,
(in millions)	2020	2019
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net pension cost	$2	$2

The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $10 million to the postretirement benefit plan in 2020.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended
	March 31,
(in millions)	2020	2019
Service cost	$3	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net postretirement cost	$3	$2

The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.

9.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	47	—	—
Mutual funds — equity securities	8	—	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	20	—
Total	$56	$20	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$50	$—	$—
Mutual funds — equity securities	8	—	—
Interest rate swap derivatives	—	3	—
Total	$58	$3	$—

As of March 31, 2020 and December 31, 2019, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 8. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
The assets and liabilities related to derivatives consist of interest rate swaps discussed in Note 7. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2020 and 2019. Refer to Note 6 for additional information on our goodwill and intangible assets.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $5,577 million and $5,672 million at March 31, 2020 and December 31, 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,109 million and $5,108 million at March 31, 2020 and December 31, 2019, respectively.
Revolving and Term Loan Credit Agreements
At March 31, 2020 and December 31, 2019, we had a consolidated total of $827 million and $499 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
10.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three months ended
	March 31,
(in millions)	2020	2019
Balance at the beginning of period	$7	$4
Derivative instruments
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $7 for the three months ended March 31, 2020)	(16)	—
Total other comprehensive (loss) income, net of tax	(16)	—
Balance at the end of period	$(9)	$4

The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2021 is expected to be approximately $4 million (net of tax of $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
11. SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
Long-Term Incentive Plans
In the first quarter of 2020, 288,239 PBUs and 223,082 SBUs were granted pursuant to our long-term incentive plans. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. The awards are classified as liability awards and vest on the date specified in a particular grant agreement, provided the service and performance criteria, as applicable, are satisfied. The PBUs and SBUs earn dividend equivalents which are also re-measured and settled consistent with the target award at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2020 was $47 million and $28 million, respectively. At March 31, 2020, the total unrecognized compensation cost related to the PBUs and SBUs was $24 million and $16 million, respectively.

Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. The cost of ITC Holdings’ contribution for each of the three months ended March 31, 2020 and 2019 was less than $1 million.
12.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at March 31, 2020 and December 31, 2019, and no intercompany payables to Fortis and such subsidiaries at March 31, 2020 and less than $1 million at December 31, 2019.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended March 31, 2020 and 2019 for ITC Holdings was $3 million. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million for the three months ended March 31, 2020 and less than $1 million for the three months ended March 31, 2019.
Dividends
During the three months ended March 31, 2020 and 2019, we paid dividends of $82 million and $72 million, respectively, to ITC Investment Holdings. We also paid dividends of $83 million to ITC Investment Holdings in April 2020.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the three months ended March 31, 2020, ITC Holdings established an intercompany payable of $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes. In April 2020, ITC Holdings paid $2 million to ITC Investment Holdings to settle the intercompany payable.
13.    COMMITMENTS AND CONTINGENT LIABILITIES
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
In addition to the MISO ROE Complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. In resolving these complaints, the FERC adopted a methodology for establishing base ROE rates based on a two-step DCF analysis. This methodology provided the precedent for the FERC ruling on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. This precedent has been superseded by the November 2019 Order in the MISO ROE Complaints, as discussed below.
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
The September 2016 Order required our MISO Regulated Operating Subsidiaries to provide refunds, including interest, which were completed in 2017. Additionally, the base ROE established by the September 2016 Order was to be used prospectively from the date of that order until a new approved base ROE was established by the FERC. On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis. Additional impacts to the base ROE for the period of the Initial Complaint and the related accrued refund liabilities resulted from the November 2019 Order issued by the FERC, as discussed below.
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
November 2019 Order
On November 21, 2019, the FERC issued an order in the MISO ROE Complaints. The FERC did not adopt the methodology proposed in the November 2018 Order, which had proposed using four financial models to establish the base ROE. Instead, the FERC determined that two financial models should be used to determine the base ROE. The FERC applied that methodology to the Initial Complaint period and determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due, and the base ROE for that period should be 12.38% plus applicable incentive adders. As a result, we have reversed the aggregate estimated current liability we had previously recorded for the Second Complaint, as noted below in “Financial Statement Impacts”. In addition, from May 12, 2016 to September 27, 2016, the base ROE should be 12.38% plus applicable incentive adders, because no complaint had been filed for that period and no refund is due during that period. The FERC ordered refunds to be made in accordance with the November 2019 Order within 30 days, but on December 18, 2019 the FERC granted a request from MISO for an extension until December 23, 2020 for settlement of the refunds. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs filed their request for rehearing primarily on the basis that the methodology applied by the FERC in the November 2019 Order will not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearings for further consideration.
In January 2020, certain complainants in the MISO ROE dockets filed an appeal of the September 2016 Order and the November 2019 Order at the D.C. Circuit Court. In February 2020, the same complainants filed a motion to dismiss the appeal and on April 21, 2020 the D.C. Circuit Court issued an order dismissing the appeal without prejudice.
Financial Statement Impacts
In the condensed consolidated statements of financial position as of March 31, 2020 and in the consolidated statements of financial position as of December 31, 2019, we had recorded an aggregate current regulatory liability of $69 million and $70 million, respectively, to reflect amounts due to customers under the terms outlined in the November 2019 Order on the Initial Complaint and the period from the date of the September 2016 Order to December 31, 2019. During the three months ended March 31, 2020, we refunded $2 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order dismissed the Second Complaint with no refunds required, it is possible upon rehearing that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material. It is also possible, upon rehearing of the November 2019 Order, that the outcome may differ materially from the November 2019 Order.

Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 9.88% established in the November 2019 Order plus applicable incentive adders. See Note 5 for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income during each respective period:

	Three months ended
	March 31,
(in millions)	2020	2019
Interest expense increase	$1	$2
Estimated net income reduction	(1)	(1)

As of March 31, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Development Projects
Development projects may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $120 million for the period from 2020 through 2023. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
14.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(in millions)	2020	2019	2019	2018
Cash and cash equivalents	$6	$4	$4	$6
Restricted cash included in:
Other non-current assets	2	3	2	4
Total cash, cash equivalents and restricted cash	$8	$7	$6	$10

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flows Information

	Three months ended
	March 31,
(in millions)	2020	2019
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$49	$32
Income tax refunds received	—	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	88	109
Allowance for equity funds used during construction	6	8
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3
____________________________

(a)
Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2020 or 2019, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

15.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(in millions)	2020	2019
Regulated Operating Subsidiaries	$331	$317
Intercompany eliminations	(9)	(10)
Total Operating Revenues	$322	$307

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(in millions)	2020	2019
Regulated Operating Subsidiaries	$157	$151
ITC Holdings and other	(33)	(36)
Total Income Before Income Taxes	$124	$115

	Three months ended
NET INCOME:	March 31,
(in millions)	2020	2019
Regulated Operating Subsidiaries	$116	$111
ITC Holdings and other	92	84
Intercompany eliminations	(116)	(111)
Total Net Income	$92	$84

TOTAL ASSETS:	March 31,	December 31,
(in millions)	2020	2019
Regulated Operating Subsidiaries	$10,114	$9,946
ITC Holdings and other	5,493	5,402
Reconciliations / Intercompany eliminations (a)	(5,383)	(5,290)
Total Assets	$10,224	$10,058
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019, as modified herein:

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

•
The widespread outbreak of an illness or other communicable disease, including the COVID-19 pandemic, or any other public health crisis, could have a material adverse impact on our business, results of operations, financial condition, cash flows and credit metrics.

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

•	A cyber-attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	Changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition, cash flows and credit metrics.

•	ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.

•	We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.

•	Adverse changes in our credit ratings may negatively affect us.

•	Certain provisions in our debt instruments limit our financial and operating flexibility.
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
OVERVIEW
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. Our business strategy is to own, operate, maintain and invest in transmission infrastructure in order to enhance system integrity and reliability, reduce transmission constraints and support new generating resources to interconnect to our transmission systems. We are also pursuing development initiatives related to grid modernization and contracted transmission projects.
As electric transmission utilities with rates regulated by the FERC, our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by our customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed below under “ — Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 5 to the condensed consolidated interim financial statements.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2020 or that may affect future results include:

•
The recent outbreak of the COVID-19 pandemic that led to efforts to control the spread of the virus, which has resulted in the closure of various businesses and facilities and disruptions to the global economy and supply chains;

•
Our capital expenditures of $190 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2020 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•
Debt issuances and repayments as described in Note 7 to the condensed consolidated interim financial statements, including borrowings under our revolving and term loan credit agreements and commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•
Issuance of the November 2019 Order related to the MISO ROE Complaints, as described in Note 13 to the condensed consolidated interim financial statements and subject to the resolution of requests for rehearing, which resulted in an aggregate current regulatory liability of $69 million that has been recorded in the condensed consolidated interim statements of financial position as of March 31, 2020 and has been ordered by the FERC to be refunded to customers by December 23, 2020; and

•
Issuance of a NOPR by the FERC on March 20, 2020 including proposing to update the transmission incentives policy to grant incentives to transmission projects based upon benefits to customers ensuring reliability and reducing the cost of delivered power by reducing transmission congestion.

These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the recent outbreak of COVID-19 have resulted in the closure of various businesses and facilities and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on us. However, the duration of COVID-19 and the extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us posed by COVID-19 and are following all government restrictions to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. Since the period of business disruption, actual monthly network peak load for our MISO Regulated Operating Subsidiaries was down ranging from as much as 9% to 26% across each of the operating companies as compared to pre-COVID-19 forecasted load. This is primarily as a result of reductions in or suspension of operations for many businesses and facilities in our operating footprint due to COVID-19. Further, while we are unable to predict the duration of COVID-19 and associated impacts on other businesses, we expect monthly network peak load to be negatively impacted by COVID-19 at similar levels during this period of business interruption.
Liquidity and Access to Capital Markets
The COVID-19 pandemic has caused a disruption in capital markets and has resulted in periods of limited access to certain types of funding in the United States, including borrowings on commercial paper programs. We rely on both internal and external sources of liquidity to provide working capital and fund capital investments. As a result of the capital markets disruption, we may have limited access to capital markets and encounter increased borrowing costs.
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROEs in MISO. In addition to the MISO ROE Complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. See Note 13 to the condensed consolidated interim financial statements for a summary of the MISO ROE Complaints and related proceedings.
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
November 2019 Order
On November 21, 2019, the FERC issued an order in the MISO ROE Complaints. The FERC did not adopt the methodology proposed in the November 2018 Order, which had proposed using four financial models to establish the base ROE. Instead, the FERC determined that two financial models should be used to determine the base ROE. The FERC applied that methodology to the Initial Complaint period and determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due, and the base ROE for that period should be 12.38% plus applicable incentive adders. As a result, we have reversed the aggregate estimated current liability we had previously recorded for the Second Complaint, as noted below in “Financial Statement Impacts”. In addition, from May 12, 2016 to September 27, 2016, the base ROE should be 12.38% plus applicable incentive adders, because no complaint had been filed for that period and no refund is due during that period. The FERC ordered refunds to be made in accordance with the November 2019 Order within 30 days, but on December 18, 2019 the FERC granted a request from MISO for an extension until December 23, 2020 for settlement of the refunds. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs filed their request for rehearing primarily on the basis that the methodology applied by the FERC in the November 2019 Order will not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearings for further consideration.
In January 2020, certain complainants in the MISO ROE dockets filed an appeal of the September 2016 Order and the November 2019 Order at the D.C. Circuit Court. In February 2020, the same complainants filed a motion to dismiss the appeal and on April 21, 2020 the D.C. Circuit Court issued an order dismissing the appeal without prejudice.
Financial Statement Impacts
In the condensed consolidated statements of financial position as of March 31, 2020 and in the consolidated statements of financial position as of December 31, 2019, we had recorded an aggregate current regulatory liability of $69 million and $70 million, respectively, to reflect amounts due to customers under the terms outlined in the November 2019 Order on the Initial Complaint and the period from the date of the September 2016 Order to December 31, 2019. During the three months ended March 31, 2020, we refunded $2 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended
	March 31,
(in millions)	2020	2019
Interest expense increase	$1	$2
Estimated net income reduction	(1)	(1)

Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 9.88% established in the November 2019 Order plus applicable incentive adders. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.
As of March 31, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Challenges to Incentive Adders for Transmission Rates
On March 20, 2020, the FERC issued a NOPR including proposing to update the transmission incentives policy to grant incentives to transmission projects based upon benefits to customers. The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. An initial brief was filed on January 27, 2020 and a reply brief was filed on April 24, 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. As of March 31, 2020, we have recorded an estimated current regulatory liability of $2 million related to this complaint. We do not expect the resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
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
Under these Formula Rates, our Regulated Operating Subsidiaries recover expenses and earn a return on and recover investments in property, plant and equipment on a current basis. The Formula Rates for a given year reflect forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our Formula Rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly network peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their allowed returns.
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 5 to the condensed consolidated interim financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 13 to the condensed consolidated interim financial statements for detail on ROE matters.
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather and economic conditions and seasonally shaped with higher load in the summer months when cooling demand is higher.
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month therefore, peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investment in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. While we expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings, our revenues and earnings are also impacted by changes in our ROE or required refunds resulting from the resolution of the incentive adders complaints and MISO ROE Complaints, as described in Note 5 and Note 13 to the condensed consolidated interim financial statements, or other future increases or decreases to our rates for incentive adders and base ROE.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace the current transmission infrastructure; (2) enhance system integrity and reliability and accommodate load growth; (3) upgrade physical and technological grid security; and (4) develop and build regional transmission infrastructure, including additional transmission facilities that will provide interconnection opportunities for generating facilities. We do not currently expect any material change in planned capital expenditures in 2020 due to COVID-19; however, we continue to evaluate potential impacts of COVID-19 on our forecasted capital expenditures. Depending on the length and severity of impacts of COVID-19, certain planned capital expenditures for 2020 may be shifted to later years of the forecast. We currently do not anticipate a change to our total forecasted capital expenditures for the years 2020 through 2024. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(in millions)	March 31, 2020	2020 — 2024
Expenditures for property, plant and equipment (a)	$190	$3,746
____________________________

(a)
Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.

Our development projects could result in a significant amount of capital investment, but we are not able to estimate the amounts we ultimately expect to invest or the timing of such investments. Refer to “Item 1 Business — Development of Business” in our Form 10-K for the year ended December 31, 2019 for discussion of our development activities.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A Risk Factors”. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(in millions)	2020	2019	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$289	$289	$—	—%
Formula Rate true-up	33	18	15	83%
Total operating revenues	322	307	15	5%
OPERATING EXPENSES
Operation and maintenance	27	25	2	8%
General and administrative	31	38	(7)	(18)%
Depreciation and amortization	54	47	7	15%
Taxes other than income taxes	31	31	—	—%
Total operating expenses	143	141	2	1%
OPERATING INCOME	179	166	13	8%
OTHER EXPENSES (INCOME)
Interest expense, net	59	59	—	—%
Allowance for equity funds used during construction	(6)	(8)	2	(25)%
Other (income) and expenses, net	2	—	2	n/a
Total other expenses (income)	55	51	4	8%
INCOME BEFORE INCOME TAXES	124	115	9	8%
INCOME TAX PROVISION	32	31	1	3%
NET INCOME	$92	$84	$8	10%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2020 and 2019 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2020		2019		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$217	67%	$203	66%	$14	7%
Regional cost sharing revenues (a)	93	29%	91	30%	2	2%
Point-to-point	3	1%	3	1%	—	—%
Scheduling, control and dispatch (a)	5	2%	4	1%	1	25%
Other	4	1%	6	2%	(2)	(33)%
Total	$322	100%	$307	100%	$15	5%
____________________________

(a)	Includes a portion of the Formula Rate true-up of $33 million and $18 million for the three months ended March 31, 2020 and 2019, respectively.
Operating revenues for the three months ended March 31, 2020 increased, compared to the same period in 2019, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service, which also resulted in higher recoverable costs related to depreciation. The increase was partially offset by a reduction in the base ROE for our MISO Regulated Operating Subsidiaries as a result of the November 2019 Order.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased primarily due to lower compensation-related expenses, mainly due to a decrease in share-based compensation expense, as well as lower professional services, such as legal and advisory service fees, during the three months ended March 31, 2020 compared to the same period in 2019.
Depreciation and amortization expense
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions during the three months ended March 31, 2020 compared to the same period in 2019.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving and term loan credit agreements (the terms of which are described in Note 7 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:

•
Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”

•
Fund business development expenses and related capital expenditures. Development activities could result in significant development expenses and capital expenditures incremental to our current plan. Refer to Note 13 to the condensed consolidated interim financial statements for a discussion of contingent payments related to development projects.

•	Fund working capital requirements.

•	Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described in detail below under “— Contractual Obligations.”

•	Fund any refund obligation in connection with the pending ROE matters.

In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 13 to the condensed consolidated interim financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. However, we rely on both internal and external sources of liquidity to provide working capital and fund capital investments. The COVID-19 pandemic has negatively impacted the global economy and capital markets, and an extended period of economic disruption could impact our ability to access the capital markets requiring us to seek alternative forms of financing which could negatively impact our liquidity and capital resources. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any of our other subsidiaries as well as the proceeds raised from the sale of our debt securities. Each of our Regulated Operating Subsidiaries, while wholly-owned by ITC Holdings, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our revolving and term loan credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. To the extent we are able to issue commercial paper under our commercial paper program at acceptable terms, we also expect to continue to utilize this program. As of March 31, 2020, we had consolidated indebtedness under our revolving and term loan credit agreements of $827 million, with unused capacity under our revolving credit agreements of $548 million. Additionally, ITC Holdings had $32 million of commercial paper issued and outstanding, net of discount, as of March 31, 2020, with the ability to issue an additional $258 million under the commercial paper program. See Note 7 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program, our revolving and term loan credit agreements and other debt activity during 2020.
To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital pursuant to complications from COVID-19, or otherwise. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing.
We have material exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. It is expected that LIBOR will be discontinued and, while we believe an acceptable replacement rate will be available if LIBOR is discontinued, we cannot reasonably estimate the expected impact, if any, of such a discontinuation.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. During the three months ended March 31, 2020, there were no changes to our credit ratings or outlook reported by rating agencies as listed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2019.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2020, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $108 million and $141 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash provided by operating activities was primarily due to payments pursuant to our long-term incentive plans of $22 million and an increase in interest paid of $17 million, partially offset by higher receipts from operating revenues of $15 million during the three months ended March 31, 2020 compared to the same period in 2019.

Cash Flows From Investing Activities
Net cash used in investing activities was $188 million and $178 million for the three months ended March 31, 2020 and 2019, respectively. Capital expenditures increased by $12 million during the three months ended March 31, 2020 compared to 2019.
Cash Flows From Financing Activities
Net cash provided by financing activities was $82 million and $34 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily due to an increase in net borrowings under our revolving and term loan credit agreements of $358 million during the three months ended March 31, 2020 compared to the same period in 2019. These increases were partially offset by a decrease in net issuances of commercial paper of $252 million, issuances of long-term debt of $50 million and an increase in dividend payments of $10 million during the three months ended March 31, 2020 compared to the same period in 2019. See Note 7 to the condensed consolidated interim financial statements for detail on the issuances and a description of our revolving and term loan credit agreements and our commercial paper program.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2019. There have been no material changes to that information since December 31, 2019, other than the items listed below and described in Note 7 to the condensed consolidated interim financial statements:

•	Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;

•	Changes in commercial paper issued under the commercial paper program for ITC Holdings;

•	The extension of the maturity date of our revolving credit agreements from October 21, 2022 to October 20, 2023;

•
The borrowing of the remaining $200 million under the unsecured, unguaranteed term loan credit agreement due June 11, 2021 by ITC Holdings, the proceeds of which were used for repaying outstanding commercial paper balances; and

•
The borrowing of $75 million under the unsecured, unguaranteed term loan credit agreement due January 23, 2021 by METC, the proceeds of which were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement.

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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2019 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper was $5,577 million at March 31, 2020. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,109 million at March 31, 2020. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper at March 31, 2020. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2020 would decrease the fair value of debt by $210 million, and a decrease in interest rates of 10% at March 31, 2020 would increase the fair value of debt by $226 million at that date.
Revolving and Term Loan Credit Agreements
At March 31, 2020, we had a consolidated total of $827 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at March 31, 2020 would increase or decrease interest expense by $1 million for an annual period with a constant borrowing level of $827 million.
Commercial Paper
At March 31, 2020, ITC Holdings had $32 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $32 million.
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
As of March 31, 2020, we held 5-year interest rate swap contracts with a notional amount of $450 million, which manage interest rate risk associated with planned future borrowings, including the anticipated refinancing of the $400 million term loan at ITC Holdings with a maturity date of June 11, 2021. See Note 7 to the condensed consolidated interim financial statements for further discussion on these interest rate swaps.
Other
As described in our Form 10-K for the year ended December 31, 2019, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2020.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
In light of the recent events surrounding COVID-19, we are adding the below risk factor entitled “The widespread outbreak of an illness or other communicable disease, including COVID-19 pandemic, or any other public health crisis, could have a material adverse impact on our business, results of operations, financial condition, cash flows and credit metrics.” to the “Risks Related to our Business” as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019.
The widespread outbreak of an illness or other communicable disease, including the COVID-19 pandemic, or any other public health crisis, could have a material adverse impact on our business, results of operations, financial condition, cash flows and credit metrics.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable diseases, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. COVID-19 is currently impacting the global economy, supply chains and markets. Due to various “stay in place” orders issued by states served by our transmission systems, many of the businesses, including those with large manufacturing operations, that use our transmission systems have temporarily shut down operations. The impact of such shutdowns on our business, results of operations and financial condition is uncertain and will ultimately depend on the duration and severity of COVID-19 and the length that the various stay in place orders are in effect.
We cannot predict whether, and the extent to which, COVID-19 will have a material impact on our liquidity, financial condition, and results of operations. We require access to the capital markets to fund capital investments. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which may not be available and may increase our cost of capital. The extent to which COVID-19 may impact our liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted; an extended period of global supply chain and economic disruption could materially impact our business, results of operations, financial condition, cash flows and credit metrics.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

*10.203	Fortis Inc. 2020 Restricted Share Unit Plan, effective January 1, 2020

*10.204	Form of Restricted Share Unit Grant Agreement under Fortis Inc. 2020 Restricted Share Unit Plan (January, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 5, 2020

ITC HOLDINGS CORP.
By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)