Form 10-Q
period 2020-06-30
ITC Holdings Corp.
filed 2020-07-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 29, 2020.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2020

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;
•“ITC Holdings” are references to ITC Holdings Corp. and not any of its subsidiaries;
•“ITC Interconnection” are references to ITC Interconnection LLC, a wholly-owned subsidiary of ITC Holdings;
•“ITC Midwest” are references to ITC Midwest LLC, a wholly-owned subsidiary of ITC Holdings;
•“ITCTransmission” are references to International Transmission Company, a wholly-owned subsidiary of ITC Holdings;
•“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of MTH;
•“MISO Regulated Operating Subsidiaries” are references to ITCTransmission, METC and ITC Midwest together;
•“MTH” are references to Michigan Transco Holdings, LLC, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;
•“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and
•“Company,” “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•“AFUDC” are references to an allowance for funds used during construction;
•“ALJ” are references to an administrative law judge;
•“AOCI” are references to accumulated other comprehensive income or (loss);
•“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;
•“COVID-19” are references to the Coronavirus disease 2019 that the World Health Organization declared a pandemic in March 2020;
•“D.C. Circuit Court” are references to the U.S. Court of Appeals for the District of Columbia Circuit;
•“DCF” are references to discounted cash flow;
•“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy Company;
•“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;
•“FASB” are references to the Financial Accounting Standards Board;
•“FERC” are references to the Federal Energy Regulatory Commission;
•“Fortis” are references to Fortis Inc.;
•“Formula Rate” are references to a FERC-approved formula template used to calculate an annual revenue requirement;
•“FPA” are references to the Federal Power Act;
•“GAAP” are references to accounting principles generally accepted in the United States of America;
•“GIC” are references to GIC Private Limited;
•“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the FPA regarding the base ROE;
•“ITC Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect minority ownership interest;

•“IP&L” are references to Interstate Power and Light Company, an Alliant Energy Corporation subsidiary;
•“IRS” are references to the Internal Revenue Service;
•“ISO” are references to Independent System Operators;
•“KCC” are references to the Kansas Corporation Commission;
•“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);
•“May 2020 Order” are references to an order issued by the FERC on May 21, 2020 regarding MISO ROE Complaints;
•“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;
•“MISO ROE Complaints” are references to the Initial Complaint and the Second Complaint;
•“NERC” are references to the North American Electric Reliability Corporation;
•“NOPR” are references to a Notice of Proposed Rulemaking issued by the FERC;
•“November 2018 Order” are references to an order issued by the FERC on November 15, 2018 regarding MISO ROE Complaints;
•“November 2019 Order” are references to an order issued by the FERC on November 21, 2019 regarding MISO ROE Complaints;
•“PBU” are references to a performance-based unit;
•“PCBs” are references to polychlorinated biphenyls;
•“ROE” are references to return on equity;
•“RTO” are references to Regional Transmission Organizations;
•“SBU” are references to a service-based unit;
•“SEC” are references to the Securities and Exchange Commission;
•“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the FPA regarding the base ROE;
•“September 2016 Order” are references to an order issued by the FERC on September 28, 2016 regarding the Initial Complaint;
•“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member; and
•“TO” are references to transmission owner.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$78	$4
Accounts receivable	150	117
Inventory	38	39
Regulatory assets	30	12
Prepaid and other current assets	16	15
Total current assets	312	187
Property, plant and equipment (net of accumulated depreciation and amortization of $2,011 and $1,930, respectively)	8,839	8,582
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $44 and $42, respectively)	31	33
Regulatory assets	246	229
Other assets	85	77
Total other assets	1,312	1,289
TOTAL ASSETS	$10,463	$10,058
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$102	$82
Accrued compensation	42	61
Accrued interest	51	48
Accrued taxes	68	66
Regulatory liabilities	47	123
Refundable deposits and advances for construction	37	27
Debt maturing within one year	110	235
Other current liabilities	19	16
Total current liabilities	476	658
Accrued pension and postretirement liabilities	74	73
Deferred income taxes	943	873
Regulatory liabilities	587	584
Refundable deposits	16	19
Other liabilities	36	47
Long-term debt	6,068	5,572
Commitments and contingent liabilities (Notes 5 and 13)
TOTAL LIABILITIES	8,200	7,826
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2020 and December 31, 2019	892	892
Retained earnings	1,381	1,333
Accumulated other comprehensive (loss) income	(10)	7
Total stockholder’s equity	2,263	2,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,463	$10,058
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
OPERATING REVENUES
Transmission and other services	$341	$288	$630	$577
Formula rate true-up	1	32	34	50
Total operating revenues	342	320	664	627
OPERATING EXPENSES
Operation and maintenance	20	32	47	57
General and administrative	28	38	59	76
Depreciation and amortization	54	51	108	98
Taxes other than income taxes	31	28	62	59
Total operating expenses	133	149	276	290
OPERATING INCOME	209	171	388	337
OTHER EXPENSES (INCOME)
Interest expense, net	57	64	116	123
Allowance for equity funds used during construction	(6)	(8)	(12)	(16)
Other (income) and expenses, net	(3)	(1)	(1)	(1)
Total other expenses (income)	48	55	103	106
INCOME BEFORE INCOME TAXES	161	116	285	231
INCOME TAX PROVISION	40	29	72	60
NET INCOME	121	87	213	171
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 10)	(1)	1	(17)	1
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1)	1	(17)	1
TOTAL COMPREHENSIVE INCOME	$120	$88	$196	$172
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(in millions)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	84	—	84
Dividends to ITC Investment Holdings Inc.	—	(72)	—	(72)
BALANCE, MARCH 31, 2019	892	1,167	4	2,063
Net income	—	87	—	87
Dividends to ITC Investment Holdings Inc.	—	(73)	—	(73)
Other comprehensive income, net of tax (Note 10)	—	—	1	1
BALANCE, JUNE 30, 2019	$892	$1,181	$5	$2,078

BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive (loss), net of tax (Note 10)	—	—	(16)	(16)
BALANCE, MARCH 31, 2020	892	1,343	(9)	2,226
Net income	—	121	—	121
Dividends to ITC Investment Holdings Inc.	—	(83)	—	(83)
Other comprehensive (loss), net of tax (Note 10)	—	—	(1)	(1)
BALANCE, JUNE 30, 2020	$892	$1,381	$(10)	$2,263
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2020
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108	98
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(53)	(56)
Deferred income tax expense	74	59
Allowance for equity funds used during construction	(12)	(16)
Share-based compensation	10	15
Other	3	4
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(27)	(28)
Accounts payable	6	1
Accrued compensation	(19)	—
Accrued interest	3	9
Accrued taxes	2	3
Net refund related to return on equity complaints	(54)	4
Other current and non-current assets and liabilities, net	(14)	(3)
Net cash provided by operating activities	240	261
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(353)	(403)
Contributions in aid of construction	2	1
Other	1	1
Net cash used in investing activities	(350)	(401)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	700	50
Borrowings under revolving credit agreements	931	501
Borrowings under term loan credit agreements	275	200
Net (repayment) issuance of commercial paper	(200)	184
Retirement of long-term debt — including extinguishment of debt costs	—	(203)
Repayments of revolving credit agreements	(929)	(451)
Repayment of term loan credit agreement	(400)	—
Dividends to ITC Investment Holdings Inc.	(165)	(145)
Settlement of interest rate swaps	(23)	—
Other	(3)	(1)
Net cash provided by financing activities	186	135
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	76	(5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	10
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$82	$5
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
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the recent outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, we have implemented various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs that are collected from customers through our Formula Rates.
The duration of COVID-19 and the extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us posed by COVID-19 and are following all government requirements to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load, which is impacted by a number of factors including network usage and weather. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. During March and April of 2020, the period of most significant business disruption to date, actual monthly network peak load for our MISO Regulated Operating Subsidiaries was down ranging from as much as 9% to 26% across each of the operating companies as compared to pre-COVID-19 forecasted load. This decrease was primarily as a result of reductions in or suspension of operations for many businesses and facilities in our operating footprint due to COVID-19. Further, while monthly network peak loads at our MISO Regulated Operating Subsidiaries have returned to more normalized levels in recent months, we are unable to predict the amount and duration of possible future impacts of COVID-19, weather and other factors on load levels.

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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended June 30, 2020 and 2019 were $1 million. Total other services revenue for the six months ended June 30, 2020 and 2019 were $2 million and $4 million, respectively.
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
4. ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	June 30,	December 31,
(in millions)	2020	2019
Trade accounts receivable	$2	$2
Unbilled accounts receivable	128	102
Due from affiliates	—	1
Other	20	12
Total accounts receivable	$150	$117
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2020:

(in millions)	Total
Net regulatory assets as of December 31, 2019	$3
Net refund of 2018 revenue deferrals and accruals, including accrued interest	20
Net revenue accrual for the six months ended June 30, 2020	34
Net accrued interest payable for the six months ended June 30, 2020	(1)
Net regulatory assets as of June 30, 2020	$56

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	June 30,	December 31,
(in millions)	2020	2019
Current regulatory assets	$28	$12
Non-current regulatory assets	58	43
Current regulatory liabilities	(27)	(51)
Non-current regulatory liabilities	(3)	(1)
Net regulatory assets	$56	$3
Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. An initial brief was filed on January 27, 2020 and a reply brief was filed on April 24, 2020. Oral argument on the appeal is scheduled for September 23, 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For the three and six months ended June 30, 2020 and 2019, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent ownership and a 50 basis point adder for RTO participation. See Note 13 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. As of June 30, 2020, we have recorded a current regulatory liability of $3 million related to this complaint. On July 16, 2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC

Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rates. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020 within 60 days of the date of the order. We are considering our options for responding to the FERC order in this complaint, but we do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For the three and six months ended June 30, 2020 and 2019, the authorized ROE used by ITC Great Plains is 12.16% and is composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 13 for a discussion of the MISO ROE Complaints.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2020 and December 31, 2019, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $17 million and $19 million (net of accumulated amortization of $42 million and $40 million) as of June 30, 2020 and December 31, 2019, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $14 million (net of accumulated amortization of $2 million) at both June 30, 2020 and December 31, 2019.
We recognized $1 million and less than $1 million of amortization expense of our intangible assets during each of the three months ended June 30, 2020 and 2019, respectively, and recognized $2 million and $1 million of amortization expense of our intangible assets during the six months ended June 30, 2020 and 2019, respectively. For the balance of intangible assets recorded as of June 30, 2020, we expect the annual amortization of these assets to be $3 million per year for each of the next five years.
7. DEBT
ITC Holdings
Senior Unsecured Notes
On May 14, 2020, ITC Holdings completed the private offering of $700 million aggregate principal amount of unsecured 2.95% Senior Notes, due May 14, 2030. The net proceeds from this offering were used to repay the amount outstanding under ITC Holdings’ $400 million term loan credit agreement, to repay $122 million under ITC Holdings’ revolving credit agreement, and to repay $92 million under ITC Holdings’ commercial paper program, with remaining proceeds to be used for general corporate purposes. These Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013.
Term Loan Credit Agreement
On June 12, 2019, ITC Holdings entered into an unsecured, unguaranteed $400 million term loan credit agreement with a maturity date of June 11, 2021, under which ITC Holdings initially borrowed $200 million. The proceeds were used for the early redemption of the $200 million 5.50% Senior Notes due January 15, 2020. In January 2020, ITC Holdings drew upon the remaining $200 million under the term loan credit agreement to repay outstanding commercial paper balances. These borrowings were repaid in full in May 2020 from the proceeds of the ITC Holdings Senior Notes issued on May 14, 2020. The weighted-average interest rate throughout the life of the loan was 2.27%.

Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. Despite impacts to the commercial paper market due to COVID-19, ITC Holdings was able to issue and repay commercial paper borrowings during the three months ended June 30, 2020. As of June 30, 2020, ITC Holdings did not have any commercial paper issued or outstanding under the program.
METC
Term Loan Credit Agreement
On January 23, 2020, METC entered into an unsecured, unguaranteed term loan credit agreement, due January 23, 2021, under which METC borrowed the maximum of $75 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. The weighted-average interest rate on the borrowing outstanding under this agreement was 0.63% at June 30, 2020.
ITC Midwest
First Mortgage Bonds
On July 15, 2020, ITC Midwest issued an aggregate of $180 million of 3.13% First Mortgage Bonds due July 15, 2051. The proceeds were used to partially repay existing indebtedness under the ITC Midwest revolving credit agreement, partially fund capital expenditures and for general corporate purposes. ITC Midwest’s First Mortgage Bonds were issued under its first mortgage and deed of trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
In May 2020, we terminated $450 million of 5-year interest rate swap contracts that managed the interest rate risk associated with the ITC Holdings $700 million Senior Notes with a maturity date of May 14, 2030. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps (in millions, except percentages)	Notional Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Notes	Loss on Derivatives	Settlement Date
5-year interest rate swaps	$450	1.41%	0.38%	$23	May 2020
The interest rate swaps qualified for cash flow hedge accounting treatment and the cumulative pre-tax loss of $23 million was recognized in May 2020 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the initial five years of the term of the related debt. Consistent with our accounting policy, the swap settlement payment was recognized within cash flows from financing activities in the condensed consolidated statements of cash flows. At June 30, 2020, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At June 30, 2020, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITCTransmission	100	57	43		1.1%	0.10%
METC	100	45	55		1.1%	0.10%
ITC Midwest	225	169	56		1.1%	0.10%
ITC Great Plains	75	30	45		1.1%	0.10%
Total	$900	$301	$599
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary.
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
8. RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the second quarter of 2020, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2020.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. During the second quarter of 2020, we contributed $3 million to the supplemental benefit plans. We do not expect to make any additional contributions to these plans in 2020.

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Service cost	$2	$2	$4	$4
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Net pension cost	$2	$2	$4	$4
The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2020, we contributed $5 million to the postretirement benefit plan. We expect to make additional contributions of $5 million to the postretirement benefit plan during the second half of 2020.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Service cost	$2	$3	$5	$5
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Net postretirement cost	$2	$3	$5	$5
The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended June 30, 2020 and 2019, and $4 million and $3 million for the six months ended June 30, 2020 and 2019, respectively.
9. FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers between levels.

Our assets are measured at fair value subject to the three-tier hierarchy at June 30, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$2	$—	$—
Mutual funds — fixed income securities	50	—	—
Mutual funds — equity securities	9	—	—
Total	$61	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$50	$—	$—
Mutual funds — equity securities	8	—	—
Interest rate swap derivatives	—	3	—
Total	$58	$3	$—
As of June 30, 2020 and December 31, 2019, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 8. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
The assets related to derivatives consist of interest rate swaps discussed in Note 7. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and six months ended June 30, 2020 and 2019. Refer to Note 6 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $6,674 million and $5,672 million at June 30, 2020 and December 31, 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,802 million and $5,108 million at June 30, 2020 and December 31, 2019, respectively.
Revolving and Term Loan Credit Agreements
At June 30, 2020 and December 31, 2019, we had a consolidated total of $376 million and $499 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
10. STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Balance at the beginning of period	$(9)	$4	$7	$4
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax, of less than $1 for the three and six months ended June 30, 2020 and 2019) (a)	1	1	1	1
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 and $8 for the three and six months ended June 30, 2020, respectively)	(2)	—	(18)	—
Total other comprehensive (loss) income, net of tax	(1)	1	(17)	1
Balance at the end of period	$(10)	$5	$(10)	$5
____________________________
(a) The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2021 is expected to be approximately $4 million (net of tax of $2 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of June 30, 2020 was $49 million and $27 million, respectively. At June 30, 2020, the total unrecognized compensation cost related to the PBUs and SBUs was $20 million and $13 million, respectively.
Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to

10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. The cost of ITC Holdings’ contribution for each of the three and six months ended June 30, 2020 and 2019 was less than $1 million.
12. RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at June 30, 2020 and December 31, 2019, and intercompany payables to Fortis and such subsidiaries of less than $1 million at June 30, 2020 and December 31, 2019.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended June 30, 2020 and 2019 for ITC Holdings was $2 million and $3 million, respectively, and for each of the six months ended June 30, 2020 and 2019 were $5 million and $6 million, respectively. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were less than $1 million for each of the three months ended June 30, 2020 and 2019 and $1 million and less than $1 million, respectively, for each of the six months ended June 30, 2020 and 2019.
Dividends
During the six months ended June 30, 2020 and 2019, we paid dividends of $165 million and $145 million, respectively, to ITC Investment Holdings. We also paid dividends of $83 million to ITC Investment Holdings in July 2020.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. In April 2020, ITC Holdings paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes.
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
Initial Complaint
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed the Initial Complaint with the FERC. The complainants sought a FERC order to reduce the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries to 9.15%, reducing the equity component of our capital structure and terminating the ROE adders approved for certain Regulated Operating Subsidiaries. The FERC set the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. The ROE collected through the MISO Regulated Operating Subsidiaries’ rates during the period November 12, 2013 through September 27, 2016 consisted of a base ROE of 12.38% plus applicable incentive adders.
On September 28, 2016, the FERC issued the September 2016 Order that set the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 based on a two-step DCF methodology adopted in previous complaint matters for other utilities. The September 2016 Order required our MISO Regulated Operating Subsidiaries to provide refunds, including interest, which were completed in 2017. Additionally, the base ROE established by the September 2016 Order was to be used prospectively from the date of that order until a new approved base ROE was established by the FERC. On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis. Additional impacts to the base ROE for the period of the Initial Complaint and the related accrued refund liabilities resulted from the November 2019 Order and May 2020 Order issued by the FERC, as discussed below.
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
On June 30, 2016, the presiding ALJ issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. The Second Complaint was dismissed as a result of the November 2019 Order and the dismissal of the complaint was reaffirmed in the May 2020 Order, as discussed below.

Related FERC Orders
In April 2017, the D.C. Circuit Court vacated certain precedent-setting FERC orders that established and applied the two-step DCF methodology for the determination of base ROE for ISO New England TOs. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. The vacated orders in the ISO New England matters also provided the precedent for the September 2016 Order on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposed a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable.
The FERC issued a similar order, the November 2018 Order, in the MISO ROE Complaints, establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the ROE of the MISO TOs, including our MISO Regulated Operating Subsidiaries. The November 2018 Order included illustrative, non-binding calculations for the ROE that could have been established for the Initial Complaint using the FERC's proposed methodology. The November 2018 Order and our response to the order through briefs and reply briefs did not provide a reasonable basis for a change to the reserve or ROEs utilized for any of the complaint refund periods nor all subsequent periods.
November 2019 Order
On November 21, 2019, the FERC issued an order in the MISO ROE Complaints. The FERC did not adopt the methodology proposed in the November 2018 Order, but rather applied a methodology to the Initial Complaint period that used two financial models to determine the base ROE. The FERC determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24% and that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due. As a result, we reversed the aggregate estimated current liability we had previously recorded for the Second Complaint, as noted below in “Financial Statement Impacts”. In addition, for the period from May 12, 2016 to September 27, 2016, no refund is due because no complaint had been filed for that period. The FERC ordered refunds to be made in accordance with the November 2019 Order and, on December 18, 2019, the FERC granted an extension until December 23, 2020 for settlement of the refunds. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs filed their request for rehearing primarily on the basis that the methodology applied by the FERC in the November 2019 Order does not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearing for further consideration.
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
In the condensed consolidated statements of financial position as of June 30, 2020 and in the consolidated statements of financial position as of December 31, 2019, we had recorded an aggregate current regulatory liability of $16 million and $70 million, respectively, to reflect amounts due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the six months ended June 30, 2020, we refunded $20 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019

Order. Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable incentive adders. See Note 5 for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenue increase	$32	$—	$32	$—
Interest expense (decrease) increase	(3)	2	(3)	4
Estimated net income increase (reduction)	26	(2)	25	(3)
As of June 30, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
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

	June 30,		December 31,
(in millions)	2020	2019	2019	2018
Cash and cash equivalents	$78	$3	$4	$6
Restricted cash included in:
Other non-current assets	4	2	2	4
Total cash, cash equivalents and restricted cash	$82	$5	$6	$10
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flows Information

	Six months ended
	June 30,
(in millions)	2020	2019
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$117	$103
Income tax refunds received	—	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	96	107
Allowance for equity funds used during construction	12	16
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2020 or 2019, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
15. SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Regulated Operating Subsidiaries	$350	$324	$681	$641
Intercompany eliminations	(8)	(4)	(17)	(14)
Total Operating Revenues	$342	$320	$664	$627

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Regulated Operating Subsidiaries	$194	$155	$351	$306
ITC Holdings and other	(33)	(39)	(66)	(75)
Total Income Before Income Taxes	$161	$116	$285	$231

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Regulated Operating Subsidiaries	$142	$115	$258	$226
ITC Holdings and other	121	87	213	171
Intercompany eliminations	(142)	(115)	(258)	(226)
Total Net Income	$121	$87	$213	$171

TOTAL ASSETS:	June 30,	December 31,
(in millions)	2020	2019
Regulated Operating Subsidiaries	$10,269	$9,946
ITC Holdings and other	5,666	5,402
Reconciliations / Intercompany eliminations (a)	(5,472)	(5,290)
Total Assets	$10,463	$10,058
____________________________
(a)Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in our condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019, as modified herein:
•Certain elements of our Regulated Operating Subsidiaries’ Formula Rates have been and can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus may have an adverse effect on our business, financial condition, results of operations and cash flows.
•Our actual capital investment may be lower than planned, which would cause a lower than anticipated rate base and would therefore result in lower revenues, earnings and associated cash flows compared to our current expectations. In addition, we expect to incur expenses related to the pursuit of development opportunities, which may be higher than forecasted.
•The regulations to which we are subject may limit our ability to raise capital and/or pursue acquisitions, development opportunities or other transactions or may subject us to liabilities.
•Changes in energy laws, regulations or policies could impact our business, financial condition, results of operations and cash flows.
•The widespread outbreak of an illness or other communicable disease, including the COVID-19 pandemic, or any other public health crisis, could have a material adverse impact on our business, results of operations, financial condition, cash flows and credit metrics.
•Each of our MISO Regulated Operating Subsidiaries depends on its primary customer for a substantial portion of its revenues, and any material failure by those primary customers to make payments for transmission services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•A significant amount of the land on which our assets are located is subject to easements, mineral rights and other similar encumbrances. As a result, we must comply with the provisions of various easements, mineral rights and other similar encumbrances, which may adversely impact our ability to complete construction projects in a timely manner.
•We contract with third parties to provide services for certain aspects of our business. If any of these agreements are terminated, we may face a shortage of labor or replacement contractors to provide the services formerly provided by these third parties.
•Hazards associated with high-voltage electricity transmission may result in suspension of our operations, costly litigation or the imposition of civil or criminal penalties.
•We are subject to environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.
•If amounts billed for transmission service for our Regulated Operating Subsidiaries’ transmission systems are lower than expected, or our actual revenue requirements are higher than expected, the timing of actual collection of our total revenues would be delayed.
•We are subject to various regulatory requirements, including reliability standards; contract filing requirements; reporting, recordkeeping and accounting requirements; and transaction approval requirements. Violations of these requirements, whether intentional or unintentional, may result in penalties that, under some circumstances, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•Acts of war, terrorist attacks, natural disasters, severe weather and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
•A cyber-attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition, cash flows and credit metrics.
•ITC Holdings is a holding company with no operations, and unless we receive dividends or other payments from our subsidiaries, we may be unable to fulfill our cash obligations.
•We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.
•Adverse changes in our credit ratings may negatively affect us.
•Certain provisions in our debt instruments limit our financial and operating flexibility.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the six months ended June 30, 2020 or that may affect future results include:
•The recent outbreak of the COVID-19 pandemic that led to efforts to control the spread of the virus, which have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains;
•Our capital expenditures of $353 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2020 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;
•Debt issuances and repayments as described in Note 7 to the condensed consolidated interim financial statements, including borrowings under our revolving and term loan credit agreements and commercial paper program to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;

•Issuance of the May 2020 Order related to the MISO ROE Complaints, as described in Note 13 to the condensed consolidated interim financial statements, which reaffirmed the decision in the November 2019 Order to dismiss the Second Complaint and revised the methodology outlined in the November 2019 Order for determining the base ROE for the period of the Initial Complaint and the period subsequent to the September 2016 Order; and
•Issuance of a NOPR by the FERC on March 20, 2020 including proposing to update the transmission incentives policy to grant incentives to transmission projects based upon benefits to customers ensuring reliability and reducing the cost of delivered power by reducing transmission congestion.
These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the recent outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, we have implemented various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs that are collected from customers through our Formula Rates.
The duration of COVID-19 and the extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us posed by COVID-19 and are following all government requirements to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load, which is impacted by a number of factors including network usage and weather. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. During March and April of 2020, the period of most significant business disruption to date, actual monthly network peak load for our MISO Regulated Operating Subsidiaries was down ranging from as much as 9% to 26% across each of the operating companies as compared to pre-COVID-19 forecasted load. This decrease was primarily as a result of reductions in or suspension of operations for many businesses and facilities in our operating footprint due to COVID-19. Further, while monthly network peak loads at our MISO Regulated Operating Subsidiaries have returned to more normalized levels in recent months, we are unable to predict the amount and duration of possible future impacts of COVID-19, weather and other factors on load levels.
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
Related FERC Orders
In April 2017, the D.C. Circuit Court vacated certain precedent-setting FERC orders that established and applied the two-step DCF methodology for the determination of base ROE for ISO New England TOs. The court remanded the orders to the FERC for further justification of its establishment of the new base ROE for the ISO New England TOs. The vacated orders in the ISO New England matters also provided the precedent for the September 2016 Order on the Initial Complaint and the ALJ initial decision on the Second Complaint for our MISO Regulated Operating Subsidiaries. On October 16, 2018, in the New England matters, the FERC issued an order on remand which proposed a new methodology for 1) determining when an existing ROE is no longer just and reasonable; and 2) setting a new just and reasonable ROE if an existing ROE has been found not to be just and reasonable.
The FERC issued a similar order, the November 2018 Order, in the MISO ROE Complaints, establishing a paper hearing on the application of the proposed new methodology to the proceedings pending before the FERC involving the ROE of the MISO TOs, including our MISO Regulated Operating Subsidiaries. The November 2018 Order included illustrative, non-binding calculations for the ROE that could have been established for the Initial Complaint using the FERC's proposed methodology. The November 2018 Order and our response to the order through briefs and reply briefs did not provide a reasonable basis for a change to the reserve or ROEs utilized for any of the complaint refund periods nor all subsequent periods.
November 2019 Order
On November 21, 2019, the FERC issued an order in the MISO ROE Complaints. The FERC did not adopt the methodology proposed in the November 2018 Order, but rather applied a methodology to the Initial Complaint period that used two financial models to determine the base ROE. The FERC determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24% and that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due. As a result, we reversed the aggregate estimated current liability we had previously recorded for the Second Complaint, as noted below in “Financial Statement Impacts”. In addition, for the period from May 12, 2016 to September 27, 2016, no refund is due because no complaint had been filed for that period. The FERC ordered refunds to be made in accordance with the November 2019 Order and, on December 18, 2019, the FERC granted an extension until December 23, 2020 for settlement of the refunds. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs filed their request for rehearing primarily on the basis that the methodology applied by the FERC in the November 2019 Order does not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearing for further consideration.
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
In the condensed consolidated statements of financial position as of June 30, 2020 and in the consolidated statements of financial position as of December 31, 2019, we had recorded an aggregate current regulatory liability of $16 million and $70 million, respectively, to reflect amounts due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the six months ended June 30, 2020, we refunded $20 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material.

Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable incentive adders. See Note 5 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenue increase	$32	$—	$32	$—
Interest expense (decrease) increase	(3)	2	(3)	4
Estimated net income increase (reduction)	26	(2)	25	(3)
As of June 30, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
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
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. An initial brief was filed on January 27, 2020 and a reply brief was filed on April 24, 2020. Oral argument on the appeal is scheduled for September 23, 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. As of June

30, 2020, we have recorded a current regulatory liability of $3 million related to this complaint. On July 16, 2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rates. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020 within 60 days of the date of the order. We are considering our options for responding to the FERC order in this complaint, but we do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(in millions)	June 30, 2020	2020 — 2024
Expenditures for property, plant and equipment (a)	$353	$3,746
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(in millions)	2020	2019	(decrease)	(decrease)	2020	2019	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$341	$288	$53	18%	$630	$577	$53	9%
Formula Rate true-up	1	32	(31)	(97)%	34	50	(16)	(32)%
Total operating revenues	342	320	22	7%	664	627	37	6%
OPERATING EXPENSES
Operation and maintenance	20	32	(12)	(38)%	47	57	(10)	(18)%
General and administrative	28	38	(10)	(26)%	59	76	(17)	(22)%
Depreciation and amortization	54	51	3	6%	108	98	10	10%
Taxes other than income taxes	31	28	3	11%	62	59	3	5%
Total operating expenses	133	149	(16)	(11)%	276	290	(14)	(5)%
OPERATING INCOME	209	171	38	22%	388	337	51	15%
OTHER EXPENSES (INCOME)
Interest expense, net	57	64	(7)	(11)%	116	123	(7)	(6)%
Allowance for equity funds used during construction	(6)	(8)	2	(25)%	(12)	(16)	4	(25)%
Other (income) and expenses, net	(3)	(1)	(2)	200%	(1)	(1)	—	—
Total other expenses (income)	48	55	(7)	(13)%	103	106	(3)	(3)%
INCOME BEFORE INCOME TAXES	161	116	45	39%	285	231	54	23%
INCOME TAX PROVISION	40	29	11	38%	72	60	12	20%
NET INCOME	$121	$87	$34	39%	$213	$171	$42	25%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended June 30, 2020 and 2019 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2020		2019		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$204	60%	$213	66%	$(9)	(4)%
Regional cost sharing revenues (a)	90	26%	92	29%	(2)	(2)%
Point-to-point	3	1%	3	1%	—	—%
Scheduling, control and dispatch (a)	6	2%	3	1%	3	100%
Other	7	2%	9	3%	(2)	(22)%
Recognition of liabilities for MISO ROE Complaints	32	9%	—	—%	32	n/a
Total	$342	100%	$320	100%	$22	7%
____________________________
(a)Includes a portion of the Formula Rate true-up of $1 million and $32 million for the three months ended June 30, 2020 and 2019, respectively.

Network and regional cost sharing revenues decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the reduction in the base ROE for our MISO Regulated Operating Subsidiaries as a result of the May 2020 Order and cost saving measures that were implemented as a result of the COVID-19 pandemic. The decrease in network and regional cost sharing revenues were partially offset by a higher rate base associated with higher balances of property, plant and equipment in-service. During the three months ended June 30, 2020, adjustments were made to the refund liability recorded related to the MISO ROE Complaints, as described in Note 13 to the condensed consolidated financial statements, which resulted in a net increase in operating revenues of $32 million for the three months ended June 30, 2020 compared to the same period in 2019.
The following table sets forth the components of and changes in operating revenues for the six months ended June 30, 2020 and 2019 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2020		2019		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$421	63%	$416	66%	$5	1%
Regional cost sharing revenues (a)	183	27%	183	29%	—	—%
Point-to-point	6	1%	6	1%	—	—%
Scheduling, control and dispatch (a)	11	2%	7	1%	4	57%
Other	11	2%	15	3%	(4)	(27)%
Recognition of liabilities for MISO ROE Complaints	32	5%	—	—%	32	n/a
Total	$664	100%	$627	100%	$37	6%
____________________________
(a)Includes a portion of the Formula Rate true-up of $34 million and $50 million for the six months ended June 30, 2020 and 2019, respectively.
Operating revenues for the six months ended June 30, 2020 increased, compared to the same period in 2019, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service. The increase was partially offset by a reduction in the base ROE for our MISO Regulated Operating Subsidiaries for the six months ended June 30, 2020 compared to the same period in 2019 as a result of the May 2020 Order and cost saving measures that were implemented as a result of the COVID-19 pandemic. During the six months ended June 30, 2020, adjustments were made to the refund liability recorded related to the MISO ROE Complaints, as described in Note 13 to the condensed consolidated financial statements, which resulted in a net increase in operating revenues of $32 million for the six months ended June 30, 2020 compared to the same period in 2019.
Operating Expenses
Operation and maintenance expenses
Operation and maintenance expense decreased during the three and six months ended June 30, 2020 compared to the same period in 2019 due primarily to lower expenses associated with substation and overhead line maintenance activities and vegetation management due to cost saving measures that were implemented as a result of the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses decreased during the three and six months ended June 30, 2020 compared to the same period in 2019 due primarily to lower compensation-related expenses, mainly due to a decrease in share-based compensation expense, as well as lower professional services (such as legal and advisory service fees) and general business expenses resulting in part from cost saving measures that were implemented as a result of the COVID-19 pandemic.
Depreciation and amortization expense
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions during the six months ended June 30, 2020 compared to the same period in 2019.

Other Expenses (Income)
Interest expense, net
Interest expense, net decreased during the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower accrued interest related to the MISO ROE Complaints as a result of lower refund liability balances in 2020 and the reversal of interest expense previously recorded related to refund liabilities for the MISO ROE Complaint.
Income Tax Provision
Our effective tax rates for the three months ended June 30, 2020 and 2019 were 24.8% and 25.0%, respectively. Our effective tax rates for the six months ended June 30, 2020 and 2019 were 25.3% and 26.0%, respectively. Our effective tax rate as of June 30, 2020 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving and term loan credit agreements (the terms of which are described in Note 7 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”
•Fund business development expenses and related capital expenditures. Development activities could result in significant development expenses and capital expenditures incremental to our current plan. Refer to Note 13 to the condensed consolidated interim financial statements for a discussion of contingent payments related to development projects.
•Fund working capital requirements.
•Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described in detail below under “— Contractual Obligations.”
•Fund any refund obligation in connection with the ROE matters.
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
We expect to continue to utilize our revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. To the extent we are able to issue commercial paper under our commercial paper program at acceptable terms, we also expect to continue to utilize this program. As of June 30, 2020, we had consolidated indebtedness under our revolving and term loan credit agreements of $376 million, with unused capacity under our revolving credit agreements of $599 million. Additionally, ITC Holdings had no commercial paper issued and outstanding, as of June 30, 2020, with the ability to issue $400 million under the commercial paper program. See Note 7 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program, our revolving and term loan credit agreements and other debt activity during 2020.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. During the six months ended June 30, 2020, there were no changes to our credit ratings or outlook reported by rating agencies as listed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2019.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2020, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $240 million and $261 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash provided by operating activities was primarily due to payments pursuant to our long-term incentive plans of $22 million, the refunds, including interest, related to the MISO ROE Complaints of $20 million and an increase in interest payments (net of interest capitalized and excluding interest paid as part of the refunds related to the MISO ROE Complaints) of $10 million. These decreases were partially offset by lower payments for operation and maintenance expenses and general and administrative expenses during the six months ended June 30, 2020 compared to the same period in 2019.
Cash Flows From Investing Activities
Net cash used in investing activities was $350 million and $401 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures decreased by $50 million during the six months ended June 30, 2020 compared to 2019.
Cash Flows From Financing Activities
Net cash provided by financing activities was $186 million and $135 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily due to an increase in issuances of long-term debt of $650 million and a decrease in retirement of long-term debt of $203 million during the six months ended June 30, 2020 compared to the same period in 2019. These increases were partially offset by a decrease in net borrowings under our revolving and term loan credit agreements of $373 million, a decrease in net issuances of commercial paper of $384 million, an increase in dividend payments of $20 million and an increase in termination of interest rate swaps of $23 million during the six months ended June 30, 2020 compared to the same period in 2019. See Note 7 to the condensed consolidated interim financial statements for detail on the issuances and a description of our revolving and term loan credit agreements and our commercial paper program.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in our Form 10-K for the year ended December 31, 2019. There have been no material changes to that information since December 31, 2019, other than the items listed below and described in Note 7 to the condensed consolidated interim financial statements:
•Changes in amounts borrowed under our unsecured, unguaranteed revolving credit agreements;
•Changes in commercial paper issued or outstanding under the commercial paper program for ITC Holdings;
•The extension of the maturity date of our revolving credit agreements from October 21, 2022 to October 20, 2023;
•The issuance of $700 million of 2.95% Senior Unsecured Notes, due May 14, 2030, by ITC Holdings, the proceeds of which were used to repay amounts outstanding under its $400 million term loan credit agreement and amounts outstanding under its revolving credit agreement and commercial paper program;
•The borrowing of $200 million and repayment of $400 million under ITC Holdings’ unsecured, unguaranteed term loan credit agreement, due June 11, 2021, with proceeds from the issuance of ITC Holdings’ 2.95% Senior Unsecured Notes, due May 14, 2030;
•The issuance of $180 million of 3.13% First Mortgage Bonds, Series J, due July 15, 2051, by ITC Midwest, the proceeds of which were used to repay amounts outstanding under its revolving credit agreement, to partially fund capital expenditures and for general corporate purposes;
•The pricing of $150 million of 35-year term, 3.02% Senior Secured Notes by METC, with an expected issuance date in the second half of 2020. The proceeds are expected to be used to repay amounts outstanding under its $75 million term loan credit agreement, to repay borrowings under its revolving credit agreement, to partially fund capital expenditures and for general corporate purposes; and
•The borrowing of $75 million under the unsecured, unguaranteed term loan credit agreement, due January 23, 2021, by METC, the proceeds of which were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2019 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements was $6,674 million at June 30, 2020. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements, was $5,802 million at June 30, 2020. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements at June 30, 2020. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2020 would decrease the fair value of debt by $206 million, and a decrease in interest rates of 10% at June 30, 2020 would increase the fair value of debt by $220 million at that date.
Revolving and Term Loan Credit Agreements
At June 30, 2020, we had a consolidated total of $376 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at June 30, 2020 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $376 million.
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
In May 2020, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the $700 million Senior Notes at ITC Holdings with a maturity date of May 14, 2030 as described in Note 7 to the condensed consolidated interim financial statements. At June 30, 2020, ITC Holdings did not have any interest rate swaps outstanding.
Other
As described in our Form 10-K for the year ended December 31, 2019, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2020.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We could be negatively impacted by the widespread outbreak of an illness or any other communicable diseases, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. COVID-19 is currently impacting the global economy, supply chains and markets. As a result of efforts to limit the spread of COVID-19, such as through various “stay in place” orders issued by states served by our transmission systems, many of the businesses that use our transmission systems, including those with large manufacturing operations, have and may continue to experience operating restrictions or temporarily shut down operations. The impact of efforts to limit the spread of COVID-19 on our business, results of operations and financial condition is uncertain and will ultimately depend on the duration and severity of the disease and the length that the various business restrictions are in effect.
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

4.52
Fifth Supplemental Indenture, dated as of May 14, 2020 between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee, together with form of 2.95% Note due 2030 (filed with Registrant’s Form 8-K on May 14, 2020)

4.53
Eleventh Supplemental Indenture, dated as of May 8, 2020 between ITC Midwest LL and The Bank of New York Mellon Trust Company, N.A., (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with the Registrant’s Form 8-K on July 15, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 29, 2020

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)