Form 10-Q
period 2020-09-30
ITC Holdings Corp.
filed 2020-10-30
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of October 29, 2020.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2020

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
•“FortisUS” are references to FortisUS Inc., an indirect subsidiary of Fortis;
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
•“LIBOR” are references to the London Interbank Offered Rate;
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
•“SOFR” are references to the Secured Overnight Financing Rate;
•“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member; and
•“TO” are references to transmission owner.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$22	$4
Accounts receivable	124	117
Inventory	39	39
Regulatory assets	44	12
Prepaid and other current assets	15	15
Total current assets	244	187
Property, plant and equipment (net of accumulated depreciation and amortization of $2,049 and $1,930, respectively)	9,060	8,582
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $45 and $42, respectively)	30	33
Regulatory assets	206	229
Other assets	84	77
Total other assets	1,270	1,289
TOTAL ASSETS	$10,574	$10,058
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$133	$82
Accrued compensation	52	61
Accrued interest	67	48
Accrued taxes	34	66
Regulatory liabilities	31	123
Refundable deposits and advances for construction	34	27
Debt maturing within one year	110	235
Other current liabilities	18	16
Total current liabilities	479	658
Accrued pension and postretirement liabilities	74	73
Deferred income taxes	977	873
Regulatory liabilities	624	584
Refundable deposits	58	19
Other liabilities	44	47
Long-term debt	6,044	5,572
Commitments and contingent liabilities (Notes 5 and 13)
TOTAL LIABILITIES	8,300	7,826
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2020 and December 31, 2019	892	892
Retained earnings	1,391	1,333
Accumulated other comprehensive (loss) income	(9)	7
Total stockholder’s equity	2,274	2,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,574	$10,058
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
OPERATING REVENUES
Transmission and other services	$378	$354	$1,008	$931
Formula rate true-up	(66)	(33)	(32)	17
Total operating revenues	312	321	976	948
OPERATING EXPENSES
Operation and maintenance	19	31	66	88
General and administrative	30	35	89	111
Depreciation and amortization	55	51	163	149
Taxes other than income taxes	31	30	93	89
Other operating (income) and expenses, net	(1)	—	(1)	—
Total operating expenses	134	147	410	437
OPERATING INCOME	178	174	566	511
OTHER EXPENSES (INCOME)
Interest expense, net	62	60	178	183
Allowance for equity funds used during construction	(7)	(7)	(19)	(23)
Other (income) and expenses, net	(1)	—	(2)	(1)
Total other expenses (income)	54	53	157	159
INCOME BEFORE INCOME TAXES	124	121	409	352
INCOME TAX PROVISION	32	23	104	83
NET INCOME	92	98	305	269
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 10)	1	(1)	(16)	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	1	(1)	(16)	—
TOTAL COMPREHENSIVE INCOME	$93	$97	$289	$269
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(in millions)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	84	—	84
Dividends to ITC Investment Holdings Inc.	—	(72)	—	(72)
BALANCE, MARCH 31, 2019	892	1,167	4	2,063
Net income	—	87	—	87
Dividends to ITC Investment Holdings Inc.	—	(73)	—	(73)
Other comprehensive income, net of tax (Note 10)	—	—	1	1
BALANCE, JUNE 30, 2019	892	1,181	5	2,078
Net income	—	98	—	98
Dividends to ITC Investment Holdings Inc.	—	(52)	—	(52)
Other comprehensive (loss), net of tax (Note 10)	—	—	(1)	(1)
BALANCE, SEPTEMBER 30, 2019	$892	$1,227	$4	$2,123

BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive (loss), net of tax (Note 10)	—	—	(16)	(16)
BALANCE, MARCH 31, 2020	892	1,343	(9)	2,226
Net income	—	121	—	121
Dividends to ITC Investment Holdings Inc.	—	(83)	—	(83)
Other comprehensive (loss), net of tax (Note 10)	—	—	(1)	(1)
BALANCE, JUNE 30, 2020	892	1,381	(10)	2,263
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive income, net of tax (Note 10)	—	—	1	1
BALANCE, SEPTEMBER 30, 2020	$892	$1,391	$(9)	$2,274
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30, 2020
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	163	149
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	3	(27)
Deferred income tax expense	106	82
Allowance for equity funds used during construction	(19)	(23)
Share-based compensation	20	24
Other	3	7
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(11)	(20)
Accounts payable	1	(6)
Accrued compensation	(15)	6
Accrued interest	18	8
Accrued taxes	(30)	(19)
Net refund payments and adjustments related to return on equity complaints	(65)	6
Other current and non-current assets and liabilities, net	(12)	(6)
Net cash provided by operating activities	467	450
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(569)	(682)
Contributions in aid of construction	2	5
Other	—	1
Net cash used in investing activities	(567)	(676)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	880	175
Borrowings under revolving credit agreements	1,145	787
Borrowings under term loan credit agreements	275	200
Net (repayment) issuance of commercial paper	(200)	243
Retirement of long-term debt — including extinguishment of debt costs	—	(203)
Repayments of revolving credit agreements	(1,347)	(786)
Repayment of term loan credit agreement	(400)	—
Dividends to ITC Investment Holdings Inc.	(247)	(197)
Refundable deposits from generators for transmission network upgrades	53	13
Settlement of interest rate swaps	(23)	—
Other	(16)	(10)
Net cash provided by financing activities	120	222
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	10
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$26	$6
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
The duration of COVID-19 and the extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us posed by COVID-19 and are following all government requirements to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load, which is impacted by a number of factors including network usage and weather. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. During March and April of 2020, the period of most significant business disruption to date, actual monthly network peak load for our MISO Regulated Operating Subsidiaries was down ranging from as much as 9% to 26% across each of the operating companies as compared to pre-COVID-19 forecasted load. This decrease was primarily as a result of reductions in, or suspension of, operations for many businesses and facilities in our operating footprint due to COVID-19. We are unable to predict the possible future impacts of COVID-19, weather and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.

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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended September 30, 2020 and 2019 were $1 million. Total other services revenue for the nine months ended September 30, 2020 and 2019 were $4 million and $5 million, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(in millions)	2020	2019
Trade accounts receivable	$2	$2
Unbilled accounts receivable	112	102
Due from affiliates	1	1
Other	9	12
Total accounts receivable	$124	$117
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2020:

(in millions)	Total
Net regulatory assets as of December 31, 2019	$3
Net refund of 2018 revenue deferrals and accruals, including accrued interest	30
Net revenue deferral for the nine months ended September 30, 2020	(32)
Net accrued interest payable for the nine months ended September 30, 2020	(1)
Net regulatory assets as of September 30, 2020	$—

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(in millions)	2020	2019
Current regulatory assets	$35	$12
Non-current regulatory assets	18	43
Current regulatory liabilities	(14)	(51)
Non-current regulatory liabilities	(39)	(1)
Net regulatory assets	$—	$3
Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. An initial brief was filed on January 27, 2020 and a reply brief was filed on April 24, 2020. Oral argument on the appeal was held on September 23, 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For the three and nine months ended September 30, 2020 and 2019, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent ownership and a 50 basis point adder for RTO participation. See Note 13 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. On July 16, 2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rates. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020 within 60 days of the date of the order. On September 15, 2020, the FERC granted an extension to issue refunds until November 19, 2020. On August 17, 2020, ITC Great Plains filed a request for rehearing of the order and on September 17, 2020, the FERC denied the rehearing request. As of September 30, 2020, we have recorded a current regulatory liability of $3 million related to this complaint. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For periods presented in the condensed consolidated financial statements prior to the issuance of the FERC order on July 16, 2020, the authorized ROE used by ITC Great Plains was 12.16% and was composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. Based on the July 16, 2020 order, the authorized ROE used by ITC Great Plains was revised to 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 13 for a discussion of the MISO ROE Complaints.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2020 and December 31, 2019, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
We have recorded intangible assets as a result of the METC acquisition in 2006. The carrying value of these assets was $17 million and $19 million (net of accumulated amortization of $42 million and $40 million) as of September 30, 2020 and December 31, 2019, respectively.
We have also recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $13 million and $14 million (net of accumulated amortization of $3 million and $2 million) as of September 30, 2020 and December 31, 2019, respectively.
We recognized $1 million of amortization expense of our intangible assets during each of the three months ended September 30, 2020 and 2019, respectively, and recognized $3 million and $2 million of amortization expense of our intangible assets during the nine months ended September 30, 2020 and 2019, respectively. For the balance of intangible assets recorded as of September 30, 2020, we expect the annual amortization of these assets to be $3 million per year for each of the next five years.
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of September 30, 2020, ITC Holdings did not have any commercial paper issued or outstanding under the program.
METC
Senior Secured Notes
On October 14, 2020, METC issued $150 million of 3.02% Senior Secured Notes, due October 14, 2055. The proceeds from the issuance were used to repay amounts outstanding under METC’s term loan credit agreement, to repay borrowings under its revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Term Loan Credit Agreement
On January 23, 2020, METC entered into an unsecured, unguaranteed term loan credit agreement, due January 23, 2021, under which METC borrowed the maximum of $75 million available under the agreement. The proceeds were used for general corporate purposes, primarily the repayment of borrowings under the METC revolving credit agreement. This borrowing was repaid in full on October 14, 2020 from the proceeds of the METC Senior Secured Notes issued on October 14, 2020. The weighted-average interest rate throughout the life of the loan was 1.08%.
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
The interest rate swaps qualified for cash flow hedge accounting treatment and the cumulative pre-tax loss of $23 million was recognized in May 2020 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the initial five years of the term of the related debt. Consistent with our accounting policy, the swap settlement payment was recognized within cash flows from financing activities in the condensed consolidated statements of cash flows. At September 30, 2020, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At September 30, 2020, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(in millions)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITCTransmission	100	16	84		1.1%	0.10%
METC	100	45	55		1.1%	0.10%
ITC Midwest	225	7	218		1.1%	0.10%
ITC Great Plains	75	29	46		1.1%	0.10%
Total	$900	$97	$803
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
8.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the nine months ended September 30, 2020, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2020.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. During the nine months ended September 30, 2020, we contributed $3 million to the supplemental benefit plans. We do not expect to make any additional contributions to these plans in 2020.

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Service cost	$1	$1	$5	$5
Interest cost	1	2	3	4
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of unrecognized loss	1	1	1	1
Net pension cost	$1	$2	$5	$6
The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the nine months ended September 30, 2020, we contributed $8 million to the postretirement benefit plan. We expect to make additional contributions of $2 million to the postretirement benefit plan during the fourth quarter of 2020.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Service cost	$3	$2	$8	$7
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Net postretirement cost	$3	$2	$8	$7
The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended September 30, 2020 and 2019, and $5 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.
9.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between levels.

Our assets are measured at fair value subject to the three-tier hierarchy at September 30, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$52	$—	$—
Mutual funds — equity securities	10	—	—
Total	$62	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$50	$—	$—
Mutual funds — equity securities	8	—	—
Interest rate swap derivatives	—	3	—
Total	$58	$3	$—
As of September 30, 2020 and December 31, 2019, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 8. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
The assets related to derivatives consist of interest rate swaps discussed in Note 7. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2020 and 2019. Refer to Note 6 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $7,015 million and $5,672 million at September 30, 2020 and December 31, 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $5,982 million and $5,108 million at September 30, 2020 and December 31, 2019, respectively.
Revolving and Term Loan Credit Agreements
At September 30, 2020 and December 31, 2019, we had a consolidated total of $172 million and $499 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
10.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Balance at the beginning of period	$(10)	$5	$7	$4
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax, of less than $1 for the three months ended September 30, 2020 and $1 and less than $1 for the nine months ended September 30, 2020 and 2019, respectively) (a)	1	—	2	1
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of less than $1 for the three months ended September 30, 2019 and $8 and less than $1 for the nine months ended September 30, 2020 and 2019, respectively)	—	(1)	(18)	(1)
Total other comprehensive income (loss) income, net of tax	1	(1)	(16)	—
Balance at the end of period	$(9)	$4	$(9)	$4
____________________________
(a) The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2021 is expected to be approximately $4 million (net of tax of $2 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2020 was $56 million and $28 million, respectively. At September 30, 2020, the total unrecognized compensation cost related to the PBUs and SBUs was $19 million and $11 million, respectively.

Employee Share Purchase Plan
We have an ESPP plan which enables ITC employees to purchase shares of Fortis common stock. Our cost of the plan is based on the value of our contribution, as additional compensation to a participating employee, equal to 10% of an employee’s contribution up to a maximum annual contribution of 1% of an employee’s base pay and an amount equal to 10% of all dividends paid on the Fortis shares allocated to an employee’s ESPP account. The cost of ITC Holdings’ contribution for each of the three and nine months ended September 30, 2020 and 2019 was less than $1 million.
12.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at September 30, 2020 and December 31, 2019, and intercompany payables to Fortis and such subsidiaries of less than $1 million at September 30, 2020 and December 31, 2019.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended September 30, 2020 and 2019 for ITC Holdings was $3 million and $2 million, respectively, and for each of the nine months ended September 30, 2020 and 2019 were $8 million. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were less than $1 million and $1 million for each of the three months ended September 30, 2020 and 2019, respectively, and $1 million for each of the nine months ended September 30, 2020 and 2019.
Dividends
During the nine months ended September 30, 2020 and 2019, we paid dividends of $247 million and $197 million, respectively, to ITC Investment Holdings. We also paid dividends of $83 million to ITC Investment Holdings in October 2020.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. In April 2020, ITC Holdings paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes. In August 2020, we received a payment of $2 million from FortisUS for a tax refund that originated prior to establishing the tax sharing agreement.

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
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020, and on October 8, 2020, the FERC granted an extension to September 23, 2021. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
In the condensed consolidated statements of financial position as of September 30, 2020 we had recorded an aggregate current regulatory asset and current regulatory liability of $8 million and $13 million, respectively, and in the consolidated statements of financial position as of December 31, 2019, we had recorded an aggregate current regulatory liability of $70 million. These impacts reflect amounts due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the nine months ended September 30, 2020, we refunded $31 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material.
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
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenue increase	$—	$—	$32	$—
Interest expense increase (decrease)	—	2	(3)	6
Estimated net income (reduction) increase	(1)	(2)	24	(5)
As of September 30, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Development Projects
Development projects may result in payments to developers that are contingent on the projects reaching certain milestones indicating that the projects are financially viable. We believe it is reasonably possible that we will be required to make these contingent development payments up to a maximum amount of $120 million for the period from 2021 through 2024. In the event it becomes probable that we will make these payments, we would recognize the liability and the corresponding intangible asset or expense as appropriate.
14.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
(in millions)	2020	2019	2019	2018
Cash and cash equivalents	$22	$4	$4	$6
Restricted cash included in:
Other non-current assets	4	2	2	4
Total cash, cash equivalents and restricted cash	$26	$6	$6	$10
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.

Supplementary Cash Flows Information

	Nine months ended
	September 30,
(in millions)	2020	2019
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$164	$162
Income tax refunds received	2	1
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	127	103
Allowance for equity funds used during construction	19	23
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2020 or 2019, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
15.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Regulated Operating Subsidiaries	$321	$329	$1,002	$970
Intercompany eliminations	(9)	(8)	(26)	(22)
Total Operating Revenues	$312	$321	$976	$948

	Three months ended		Nine months ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Regulated Operating Subsidiaries	$163	$159	$514	$465
ITC Holdings and other	(39)	(38)	(105)	(113)
Total Income Before Income Taxes	$124	$121	$409	$352

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Regulated Operating Subsidiaries	$121	$124	$379	$350
ITC Holdings and other	92	98	305	269
Intercompany eliminations	(121)	(124)	(379)	(350)
Total Net Income	$92	$98	$305	$269

TOTAL ASSETS:	September 30,	December 31,
(in millions)	2020	2019
Regulated Operating Subsidiaries	$10,438	$9,946
ITC Holdings and other	5,701	5,402
Reconciliations / Intercompany eliminations (a)	(5,565)	(5,290)
Total Assets	$10,574	$10,058
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2020 or that may affect future results include:
•The recent outbreak of the COVID-19 pandemic that led to efforts to control the spread of the virus, which have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains;
•Our capital expenditures of $569 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2020 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;
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
The duration of COVID-19 and the extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us posed by COVID-19 and are following all government requirements to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load, which is impacted by a number of factors including network usage and weather. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. During March and April of 2020, the period of most significant business disruption to date, actual monthly network peak load for our MISO Regulated Operating Subsidiaries was down ranging from as much as 9% to 26% across each of the operating companies as compared to pre-COVID-19 forecasted load. This decrease was primarily as a result of reductions in, or suspension of, operations for many businesses and facilities in our operating footprint due to COVID-19. We are unable to predict the possible future impacts of COVID-19, weather and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
Liquidity and Access to Capital Markets
The COVID-19 pandemic has caused a disruption in capital markets and has resulted in periods of limited access to certain types of funding in the United States, including borrowings on commercial paper programs. We rely on both internal and external sources of liquidity to provide working capital and fund capital investments. If further disruption to the capital markets occurs, we may have limited access to capital markets and encounter increased borrowing costs.
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
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020, and on October 8, 2020, the FERC granted an extension to September 23, 2021. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
In the condensed consolidated statements of financial position as of September 30, 2020 we had recorded an aggregate current regulatory asset and current regulatory liability of $8 million and $13 million, respectively, and in the consolidated statements of financial position as of December 31, 2019, we had recorded an aggregate current regulatory liability of $70 million. These impacts reflect amounts due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the nine months ended September 30, 2020, we refunded $31 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material.

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
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenue increase	$—	$—	$32	$—
Interest expense increase (decrease)	—	2	(3)	6
Estimated net income (reduction) increase	(1)	(2)	24	(5)
As of September 30, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
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
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. In addition, the order directed the MISO Regulated Operating Subsidiaries to provide refunds, with interest, for the period from April 20, 2018 through October 18, 2018. The MISO Regulated Operating Subsidiaries began reflecting the 25 basis point adder for independent transmission ownership in transmission rates in November 2018. Refunds of $7 million were primarily made in the fourth quarter of 2018 and were completed in the first quarter of 2019. The MISO Regulated Operating Subsidiaries sought rehearing of the FERC’s October 18, 2018 order, and on July 18, 2019, the FERC denied the rehearing request. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court. On December 16, 2019, the D.C. Circuit Court established a briefing schedule for the appeal. An initial brief was filed on January 27, 2020 and a reply brief was filed on April 24, 2020. Oral argument on the appeal was held on September 23, 2020. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allows up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits it provides as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. On July 16,

2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rates. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020 within 60 days of the date of the order. On September 15, 2020, the FERC granted an extension to issue refunds until November 19, 2020. On August 17, 2020, ITC Great Plains filed a request for rehearing of the order and on September 17, 2020, the FERC denied the rehearing request. As of September 30, 2020, we have recorded a current regulatory liability of $3 million related to this complaint. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace the current transmission infrastructure; (2) enhance system integrity and reliability and accommodate load growth; (3) upgrade physical and technological grid security; and (4) develop and build regional transmission infrastructure, including additional transmission facilities that will provide interconnection opportunities for generating facilities, such as the facilities that may be constructed by our utility customers to meet their proposed renewable energy goals. We do not currently expect any material change in planned capital expenditures due to COVID-19; however, we continue to evaluate potential impacts of COVID-19 on our forecasted capital expenditures. Depending on the length and severity of future impacts of COVID-19, certain planned capital expenditures may be shifted to later years of the forecast. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(in millions)	September 30, 2020	2021 — 2025
Expenditures for property, plant and equipment (a)	$569	$3,864
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(in millions)	2020	2019	(decrease)	(decrease)	2020	2019	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$378	$354	$24	7%	$1,008	$931	$77	8%
Formula Rate true-up	(66)	(33)	(33)	100%	(32)	17	(49)	(288)%
Total operating revenues	312	321	(9)	(3)%	976	948	28	3%
OPERATING EXPENSES
Operation and maintenance	19	31	(12)	(39)%	66	88	(22)	(25)%
General and administrative	30	35	(5)	(14)%	89	111	(22)	(20)%
Depreciation and amortization	55	51	4	8%	163	149	14	9%
Taxes other than income taxes	31	30	1	3%	93	89	4	5%
Other operating (income) and expenses, net	(1)	—	(1)	n/a	(1)	—	(1)	n/a
Total operating expenses	134	147	(13)	(9)%	410	437	(27)	(6)%
OPERATING INCOME	178	174	4	2%	566	511	55	11%
OTHER EXPENSES (INCOME)
Interest expense, net	62	60	2	3%	178	183	(5)	(3)%
Allowance for equity funds used during construction	(7)	(7)	—	—%	(19)	(23)	4	(17)%
Other (income) and expenses, net	(1)	—	(1)	n/a	(2)	(1)	(1)	100%
Total other expenses (income)	54	53	1	2%	157	159	(2)	(1)%
INCOME BEFORE INCOME TAXES	124	121	3	3%	409	352	57	16%
INCOME TAX PROVISION	32	23	9	39%	104	83	21	25%
NET INCOME	$92	$98	$(6)	(6)%	$305	$269	$36	13%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2020 and 2019 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2020		2019		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$211	68%	$214	67%	$(3)	(1)%
Regional cost sharing revenues (a)	89	29%	96	30%	(7)	(7)%
Point-to-point	4	1%	3	1%	1	33%
Scheduling, control and dispatch (a)	4	1%	5	1%	(1)	(20)%
Other	4	1%	3	1%	1	33%
Total	$312	100%	$321	100%	$(9)	(3)%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(66) million and $(33) million for the three months ended September 30, 2020 and 2019, respectively.

Network and regional cost sharing revenues decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the reduction in the base ROE for our MISO Regulated Operating Subsidiaries as a result of the May 2020 Order and cost saving measures that were implemented as a result of the COVID-19 pandemic, which resulted in lower revenue requirements to customers as these costs are recovered through rates. The decrease in network and regional cost sharing revenues were partially offset by a higher rate base associated with higher balances of property, plant and equipment in-service.
The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2020 and 2019 which included revenue accruals and deferrals as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2020		2019		Increase	increase
(in millions)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$632	64%	$630	67%	$2	—%
Regional cost sharing revenues (a)	272	28%	279	29%	(7)	(3)%
Point-to-point	10	1%	9	1%	1	11%
Scheduling, control and dispatch (a)	15	2%	12	1%	3	25%
Other	15	2%	18	2%	(3)	(17)%
Recognition of liabilities for MISO ROE Complaints	32	3%	—	—%	32	n/a
Total	$976	100%	$948	100%	$28	3%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(32) million and $17 million for the nine months ended September 30, 2020 and 2019, respectively.
Operating revenues for the nine months ended September 30, 2020 increased, compared to the same period in 2019, primarily due to adjustments that were made to the refund liability recorded related to the MISO ROE Complaints, as described in Note 13 to the condensed consolidated financial statements, which resulted in a net increase in operating revenues of $32 million for the nine months ended September 30, 2020 compared to the same period in 2019. Operating revenues also increased due to a higher rate base associated with higher balances of property, plant and equipment in-service. The increase was partially offset by a reduction in the base ROE for our MISO Regulated Operating Subsidiaries for the nine months ended September 30, 2020 compared to the same period in 2019 as a result of the May 2020 Order and cost saving measures that were implemented as a result of the COVID-19 pandemic, which resulted in lower revenue requirements to customers as these costs are recovered through rates.
Operating Expenses
Operation and maintenance expenses
Operation and maintenance expense decreased during the three and nine months ended September 30, 2020 compared to the same period in 2019 due primarily to lower expenses associated with substation and overhead line maintenance activities and vegetation management due to cost saving measures that were implemented as a result of the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses decreased during the three and nine months ended September 30, 2020 compared to the same period in 2019 due primarily to lower compensation-related expenses, mainly due to a decrease in share-based compensation expense, as well as lower professional services (such as legal and advisory service fees) and general business expenses resulting in part from cost saving measures that were implemented as a result of the COVID-19 pandemic.
Depreciation and amortization expense
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions during the three and nine months ended September 30, 2020 compared to the same period in 2019.

Other Expenses (Income)
Interest expense, net
Interest expense, net decreased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to lower accrued interest related to the MISO ROE Complaints as a result of lower refund liability balances in 2020 and the May 2020 reversal of interest expense previously recorded related to refund liabilities for the MISO ROE Complaint.
Income Tax Provision
Our effective tax rates for the three months ended September 30, 2020 and 2019 were 25.8% and 19.0%, respectively. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 25.4% and 23.6%, respectively. Our effective tax rate as of September 30, 2020 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision. During the three months ended September 30, 2019, our effective tax rate decreased due to the recognition of state income tax benefits.
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
We believe that we have sufficient capital resources to meet our currently anticipated short-term needs. However, we rely on both internal and external sources of liquidity to provide working capital and fund capital investments. The COVID-19 pandemic has impacted the global economy and capital markets in various ways, including negative impacts which have varied in duration and magnitude. An extended period of economic disruption could impact our ability to access the capital markets requiring us to seek alternative forms of financing which could negatively impact our liquidity and capital resources. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any of our other subsidiaries as well as the proceeds raised from the sale of our debt securities. Each of our Regulated Operating Subsidiaries, while wholly-owned by ITC Holdings, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2020, we had consolidated indebtedness under our revolving and term loan credit agreements of $172 million, with unused capacity under our revolving credit agreements of $803 million. Additionally, ITC Holdings had no commercial paper issued and outstanding, as of September 30, 2020, with the ability to issue $400 million under the commercial paper program. See Note 7 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program, our revolving and term loan credit agreements and other debt activity during 2020.
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
We have material exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. It is expected that LIBOR will be discontinued at the end of 2021. We believe that SOFR, the rate selected as the preferred alternative to LIBOR, will be an acceptable replacement rate when LIBOR is discontinued. However, we cannot reasonably estimate the expected impact of the planned discontinuation of LIBOR at this time.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. During the nine months ended September 30, 2020, there were no changes to our credit ratings or outlook reported by rating agencies as listed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2019.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2020, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $467 million and $450 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by operating activities was primarily due to lower payments for operation and maintenance expenses and general and administrative expenses, timing of the settlement of payables for operating activities and an increase in cash received from operating revenues of $6 million during the nine months ended September 30, 2020 compared to the same period in 2019. This increase was partially offset by an increase in payments pursuant to our long-term incentive plans of $22 million and the refunds, including interest, related to the MISO ROE Complaints of $31 million during the nine months ended September 30, 2020.
Cash Flows From Investing Activities
Net cash used in investing activities was $567 million and $676 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures decreased by $113 million during the nine months ended September 30, 2020 compared to 2019 primarily due to an electric transmission asset acquisition of $76 million from Consumers Energy in 2019.
Cash Flows From Financing Activities
Net cash provided by financing activities was $120 million and $222 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in net borrowings under our revolving and term loan credit agreements of $528 million, a decrease in net issuances of commercial paper of $443 million, an increase in dividend payments of $50 million and termination of interest rate swaps of $23 million during the nine months ended September 30, 2020 compared to the same period in 2019. These increases were partially offset by an increase in issuances of long-term debt of $705 million, a decrease in retirement of long-term debt of $203 million and an increase in refundable deposits for transmission network upgrades of $40 million during the nine months ended September 30, 2020 compared to the same period in 2019. See Note 7 to the condensed consolidated interim financial statements for detail on the issuances and a description of our revolving and term loan credit agreements and our commercial paper program.
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
•The issuance of $150 million of 3.02% Senior Secured Notes, due October 14, 2055, by METC, the proceeds of which were used to repay amounts outstanding under its $75 million term loan credit agreement, to repay borrowings under its revolving credit agreement, to partially fund capital expenditures and for general corporate purposes; and
•The borrowing and repayment of $75 million under the unsecured, unguaranteed term loan credit agreement, due January 23, 2021, with proceeds from the issuance of METC’s 3.02% Senior Secured Notes, due October 14, 2055.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2019 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements was $7,015 million at September 30, 2020. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements, was $5,982 million at September 30, 2020. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements at September 30, 2020. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2020 would decrease the fair value of debt by $209 million, and a decrease in interest rates of 10% at September 30, 2020 would increase the fair value of debt by $222 million at that date.
Revolving and Term Loan Credit Agreements
At September 30, 2020, we had a consolidated total of $172 million outstanding under our revolving and term loan credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving and term loan credit agreements compared to the weighted average rates in effect at September 30, 2020 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $172 million.
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
In May 2020, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the $700 million Senior Notes at ITC Holdings with a maturity date of May 14, 2030 as described in Note 7 to the condensed consolidated interim financial statements. At September 30, 2020, ITC Holdings did not have any interest rate swaps outstanding.
Other
As described in our Form 10-K for the year ended December 31, 2019, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2020.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description of Document

3.2	Seventh Amended and Restated Bylaws of ITC Holdings Corp. (filed with Registrant’s Form 8-K on September 1, 2020)

4.54
Tenth Supplemental Indenture, dated as of August 12, 2020, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with the Registrant’s Form 8-K on October 14, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 29, 2020

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)