Form 10-K
period 2020-12-31
ITC Holdings Corp.
filed 2021-02-12
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2020 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of February 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2020

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
•“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, ITC Great Plains and ITC Interconnection together; and
•“Company”, “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•“2017 Omnibus Plan” are references to the Company’s February 27, 2017 long-term equity incentive plan as amended July 10, 2017 and February 4, 2020;
•“ACPB” are references to an award under the annual corporate performance bonus plan;
•“ADIT” are references to accumulated deferred income tax;
•“AFUDC” are references to an allowance for funds used during construction;
•“ALJ” are references to an administrative law judge;
•“Ancillary Services Agreement” are references to the Amended and Restated Purchase and Sale Agreement for Ancillary Services entered into by METC and Consumers Energy dated as of April 29, 2002;
•“AOCI” are references to accumulated other comprehensive income or (loss);
•“ARAM” are references to the average rate assumption method of amortization;
•“CIA” are references to the Coordination and Interconnection Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;
•“Consumers Energy” are references to Consumers Energy Company, a wholly-owned subsidiary of CMS Energy Corporation;
•“COVID-19” are references to the Coronavirus disease that the World Health Organization declared a pandemic in March 2020;
•“D.C. Circuit Court” are references to the U.S. Court of Appeals for the District of Columbia Circuit;
•“DCF” are references to discounted cash flow;
•“DOE” are references to the Department of Energy;
•“DTE Electric” are references to DTE Electric Company, a wholly-owned subsidiary of DTE Energy;
•“DTE Energy” are references to DTE Energy Company;

•“DTIA” are references to the Distribution-Transmission Interconnection Agreement entered into by ITC Midwest and IP&L dated as of December 17, 2007 and amended and restated effective as of December 1, 2016;
•“DT Interconnection Agreement” are references to the Amended and Restated Distribution-Transmission Interconnection Agreement entered into by METC and Consumers Energy dated April 1, 2001 and most recently amended and restated effective as of January 1, 2015;
•“Easement Agreement” are references to the Amended and Restated Easement Agreement entered into by METC and Consumers Energy dated April 29, 2002 and as further supplemented;
•“Eiffel” are references to Eiffel Investment Pte Ltd, a private limited company duly organized and validly existing under the laws of Singapore that is the GIC subsidiary that is a minority investor in ITC Investment Holdings and successor to Finn Investment Pte Ltd;
•“ESPP” are references to the Fortis Amended and Restated 2012 Employee Share Purchase Plan;
•“Exchange Act” are references to the Securities Exchange Act of 1934, as amended;
•“Executive Omnibus Plan” are references to the Company’s February 4, 2020 long-term equity incentive plan;
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
•“Generator Interconnection Agreement” are references to the Amended and Restated Generator Interconnection Agreement entered into by Consumers Energy and METC dated as of April 29, 2002 and most recently amended effective as of November 1, 2018;
•“GIAs” are references to generator interconnection agreements;
•“GIC” are references to GIC Private Limited;
•“GIOA” are references to the Generator Interconnection and Operation Agreement entered into by DTE Electric and ITCTransmission dated as of February 28, 2003;
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
•“kV” are references to kilovolts (one kilovolt equaling 1,000 volts);
•“kW” are references to kilowatts (one kilowatt equaling 1,000 watts);
•“LBA” are references to a Local Balancing Authority;

•“LGIA” are references to the Large Generator Interconnection Agreement entered into by ITC Midwest, IP&L, and MISO dated as of December 20, 2007 and amended as of August 2, 2017;
•“LIBOR” are references to the London Interbank Offered Rate;
•“May 2020 Order” are references to an order issued by the FERC on May 21, 2020 regarding MISO ROE Complaints;
•“MECS” are references to the Michigan Electric Coordinated Systems;
•“Merger Agreement” are references to the agreement and plan of merger between Fortis, FortisUS, Element Acquisition Sub, Inc. and ITC Holdings for the merger;
•“Mid-Kansas” are references to Mid-Kansas Electric Company LLC;
•“Mid-Kansas Agreement” are references to an Amended and Restated Maintenance Agreement entered into by Mid-Kansas and ITC Great Plains dated as of August 24, 2010, and most recently amended effective as of March 6, 2017;
•“MISO” are references to the Midcontinent Independent System Operator, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Midwestern United States and Manitoba, Canada, and of which ITCTransmission, METC and ITC Midwest are members;
•“MISO ROE Complaints” are references to the Initial Complaint and the Second Complaint;
•“MOA” are references to the Master Operating Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;
•“Moody’s” are references Moody’s Investor Service, Inc.;
•“MVPs” are references to multi-value projects, which have been determined by MISO to have regional value while meeting near-term system needs;
•“MW” are references to megawatts (one megawatt equaling 1,000,000 watts);
•“NERC” are references to the North American Electric Reliability Corporation;
•“NOLs” are references to net operating loss carryforwards for income taxes;
•“NOPR” are references to a Notice of Proposed Rulemaking issued by the FERC;
•“November 2018 Order” are references to an order issued by the FERC on November 15, 2018 regarding MISO ROE Complaints;
•“November 2019 Order” are references to an order issued by the FERC on November 21, 2019 regarding MISO ROE Complaints;
•“NYSE” are references to the New York Stock Exchange;
•“Operating Agreement” are references to the Amended and Restated Operating Agreement entered into by Consumers Energy and METC dated as of April 29, 2002;
•“OSA” are references to the Operations Services Agreement for 34.5 kV Transmission Facilities entered into by ITC Midwest and IP&L effective as of January 1, 2011;
•“PBU” are references to a performance-based unit;
•“PCBs” are references to polychlorinated biphenyls;
•“PJM” are references to PJM Interconnection LLC, a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the Eastern United States, and of which ITC Interconnection is a member;
•“ROE” are references to return on equity;
•“RSGM” are references to the Reverse South Georgia Method of amortization;
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
•“Shareholders Agreement” are references to the Shareholders’ Agreement, dated as of October 14, 2016 by and among the Company, ITC Investment Holdings, FortisUS, Eiffel (as successor to Finn Investment Pte Ltd), and any other person that becomes a shareholder of ITC Investment Holdings pursuant to such agreement;
•“SOFR” are references to the Secured Overnight Financing Rate;
•“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member;
•“S&P” are references to S&P Global Ratings;
•“TCJA” are references to the Tax Cuts and Jobs Act of 2017, a comprehensive tax reform bill enacted on December 22, 2017;
•“TO” are references to transmission owner;
•“ULCS” are references to Utility Lines Construction Services, LLC; and
•“USD” are references to the United States dollar

PART I
ITEM 1.    BUSINESS.
Overview
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems.
ITC Holdings provides safe and reliable electric transmission service to connect consumers to cleaner and more cost-effective energy resources. ITC Holdings is leading the way in making investments in a modernized grid to maintain reliability and accommodate future demands as our economy and lifestyles become increasingly dependent on electricity. We are actively involved in planning an integrated energy network to serve our customers, communities and the greater grid.
Our business strategy is focused on owning, operating, maintaining and investing in transmission infrastructure and grid solutions in order to enhance system reliability, protect critical infrastructure, reduce transmission constraints, interconnect new renewable generation resources, expand access to electricity markets and lower the overall cost of delivered energy.
Our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by their customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism.”
Development of Business
As we move toward a cleaner and more electrified economy, the power grid is experiencing a transformation. Technology deployment and innovation are occurring at an accelerated rate within our industry, so ITC Holdings is actively identifying and investing in infrastructure required to meet evolving system needs and energy policy objectives. Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories.
We expect to invest approximately $3.9 billion from 2021 through 2025 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure including enhancing system integrity and reliability and accommodating load growth; (2) upgrade physical and technological grid security; (3) promote the transformation of the generation fleet to cleaner and more sustainable resources through required interconnections and transmission build-out; and (4) develop and build regional transmission infrastructure.
Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our long-term capital investments. Refer to the discussion of risks associated with our strategic investment opportunities in “Item 1A Risk Factors.”
Operations
As transmission-only companies, our Regulated Operating Subsidiaries function as conduits, allowing for power from generators to be transmitted to local distribution systems either entirely through our Regulated Operating Subsidiaries’ own systems or in conjunction with neighboring transmission systems. Third parties then transmit power through these local distribution systems to end-use consumers. The transmission of electricity by our Regulated Operating Subsidiaries is a central function to the provision of electricity to residential, commercial and industrial end-use consumers. The operations performed by our Regulated Operating Subsidiaries fall into the following categories:
•asset planning;

•engineering;
•asset protection and performance;
•cyber security operations center; and
•real time operations.
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
Engineering
The Engineering group is composed of the Design, Capital Projects and Asset Management teams. The Engineering group works with outside contractors to perform various aspects of our design, construction and maintenance, but retains internal technical experts who have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems.
Design — The Design team is responsible for the design of our transmission systems and setting the standards for equipment used on our systems.
Capital Projects — The Capital Projects team is responsible for project and construction management for capital projects, which includes the construction of new transmission infrastructure as well as asset renewal projects.
Asset Management — The Asset Management team performs the following activities:
•manages our vegetation management program;
•provides engineering technical support to the field;
•specifies, maintains and troubleshoots the protection and controls system that is used to protect and monitor our transmission infrastructure; and
•develops and tracks preventative maintenance to promote safe and reliable systems adhering to mandatory requirements of the NERC and FERC.
By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability and cost savings for our customers. Our Regulated Operating Subsidiaries contract with ULCS, which is a division of Asplundh Tree Expert Co., to perform the majority of their maintenance. The agreement with ULCS provides us with access to an experienced and scalable workforce with knowledge of our system at an established rate.
Asset Protection and Performance
The Asset Protection and Performance group is responsible for safety, human performance, security, and emergency preparedness and response. Given the inherent hazardous nature of the utilities industry, we proactively work to ensure that all personnel are free to perform in a safe and secure environment. Our focus is not to compromise the safety of our employees, contractors or the public in the course of providing the most reliable electricity transmission services. We maintain a safety program that includes proactive measures rooted in human performance tools to achieve that focus. Our emergency response plans ensure that we are prepared for a crisis and can maintain continuity of our business and service during said crisis. We operate a security command center from our headquarters facility in Michigan that monitors our most critical assets on a continuous basis. The security command center also gathers intelligence and works with our government and industry partners to prevent threats to our assets.

Cyber Security Operations Center
The Cyber Security Operations Center is responsible for reducing the risk of cyber-attacks, data breaches, and data theft by deploying advanced monitoring techniques, technical controls, and administrative policies. As the threat landscape becomes increasingly sophisticated and expansive, we continue to educate our user community and advance our protections against ongoing cyber threats.
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
ITCTransmission
DTE Electric operates an electric distribution system that is interconnected with ITCTransmission’s transmission system. A set of three operating contracts sets forth the terms and conditions related to DTE Electric’s and ITCTransmission’s interconnected systems. These contracts include the following:
Master Operating Agreement. The MOA governs the primary day-to-day operational responsibilities of ITCTransmission and DTE Electric. The MOA identifies control area coordination services that ITCTransmission provides to DTE Electric and certain generation-based support services that DTE Electric is required to provide to ITCTransmission.
Generator Interconnection and Operation Agreement. The GIOA established, re-established and maintains the direct electricity interconnection of DTE Electric’s electricity generating assets with ITCTransmission’s transmission system for the purpose of transmitting electric power from and to the electricity generating facilities.
Coordination and Interconnection Agreement. The CIA outlines the rights, obligations and responsibilities of ITCTransmission and DTE Electric regarding, among other things, the operation and interconnection of DTE Electric’s distribution system and ITCTransmission’s transmission system, and the construction of new facilities or modification of existing facilities. Additionally, the CIA allocates costs for operation of supervisory, communications and metering equipment.
METC
Consumers Energy operates an electric distribution system that is interconnected with METC’s transmission system. METC is a party to a number of operating contracts with Consumers Energy that govern the operations and maintenance of its transmission system. These contracts include the following:
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
Amended and Restated Distribution-Transmission Interconnection Agreement. The DT Interconnection Agreement provides for the interconnection of Consumers Energy’s distribution system with METC’s transmission system and defines the continuing rights, responsibilities and obligations of the parties with respect to the use of certain of their own and the other party’s properties, assets and facilities.
Amended and Restated Generator Interconnection Agreement. The Generator Interconnection Agreement specifies the terms and conditions under which Consumers Energy and METC maintain the interconnection of Consumers Energy’s generation resources and METC’s transmission assets.
ITC Midwest
IP&L operates an electric distribution system that interconnects with ITC Midwest’s transmission system. ITC Midwest is a party to a number of operating contracts with IP&L that govern the operations and maintenance of their respective systems. These contracts include the following:
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
The FERC requires TOs to comply with certain reliability standards and may take enforcement actions for violations, including the imposition of substantial fines. NERC is responsible for developing and enforcing these mandatory reliability standards. We continually assess our transmission systems against standards established by NERC, as well as the standards of applicable regional entities under NERC that have been delegated certain authority for the purpose of proposing and enforcing reliability standards.
Finally, utility holding companies are subject to FERC regulations related to access to books and records in addition to the requirement of the FERC to review and approve mergers and consolidations involving utility assets and holding companies in certain circumstances.
Federal Regulation
As electric transmission companies, our Regulated Operating Subsidiaries charge rates that are regulated by the FERC. The FERC is an independent regulatory commission within the DOE that regulates the interstate transmission and certain wholesale sales of natural gas, the transmission of oil and oil products by pipeline and the transmission and wholesale sales of electricity in interstate commerce. The FERC also administers accounting and financial reporting regulations and standards of conduct for the companies it regulates. In order to facilitate open access transmission for participants in wholesale power markets, FERC Order No. 888 encourages investor owned utilities to cede operational control over their transmission systems to ISOs, which are not-for-profit entities.
As an alternative to ceding operating control of their transmission assets to ISOs, certain investor owned utilities began to promote the formation of for-profit transmission companies, which would assume control of the operation of the grid. FERC Order No. 2000 encourages utilities to voluntarily transfer operational control of their transmission systems to RTOs. RTOs, as envisioned in Order No. 2000, would assume many of the functions of an ISO, but the FERC permitted greater flexibility with regard to the organization and structure of RTOs than it had for ISOs. RTOs could accommodate the inclusion of independently owned, for-profit companies that own transmission assets within their operating structure. Independent ownership would facilitate not only the independent operation of the transmission systems, but also the formation of companies with a greater financial interest in maintaining and augmenting the capacity and reliability of those systems. RTOs, such as MISO and SPP, monitor electric reliability and are responsible for coordinating the operation of the wholesale electric transmission system and ensuring fair, non-discriminatory access to the transmission grid.
FERC Order No. 1000 amended certain existing transmission planning and cost allocation requirements to ensure that FERC-jurisdictional services are provided at just and reasonable rates and on a basis that is just and reasonable and not unduly discriminatory or preferential.
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
We have projects that are eligible for regional cost sharing under the MISO tariff, such as certain network upgrade projects, and the MVPs. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff, including three regional cost sharing projects in Kansas.
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
Missouri
Because ITC Midwest is a “public utility” and an “electrical corporation” under Missouri law, the Missouri Public Service Commission has jurisdiction to determine whether ITC Midwest may operate in such capacity. The Missouri Public Service Commission also exercises jurisdiction with regard to other non-rate matters affecting its sole Missouri asset such as transmission substation construction, general safety and the transfer of the franchise or property.
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
ITC Great Plains is subject to the regulatory oversight of Oklahoma Department of Environmental Quality for compliance with environmental standards and regulations relating to construction of certain proposed transmission lines.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 21.6%, 23.9% and 23.9%, respectively, of our consolidated billed revenues for the year ended December 31, 2020. One or more of these customers together have consistently represented a significant percentage of our operating revenue. These percentages of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2018 revenue accruals and deferrals and exclude any amounts for the 2020 revenue accruals and deferrals that were included in our 2020 operating revenues, but will not be billed to our customers until 2022. Refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
Human Capital Resources
ITC Holdings places significant emphasis on attracting, developing and retaining individuals who exemplify the values that are the cornerstone of our company. As of December 31, 2020, we had 698 employees, with low employee turnover and no significant change in the number of employees from the prior year. None of our employees are covered by collective bargaining agreements. In addition, we work with many outside firms to provide additional resources to support our business. We utilize human capital resources employed by these firms to assist with construction, maintenance, field operations and other corporate functions of our business. We believe that we have good relationships with our suppliers of contracted services.
We believe that our compensation and benefit programs have been appropriately designed to attract and retain talent. Compensation for employees is made up of a combination of base salary, short-term incentive and long-term incentive pay structures. In addition, we offer a comprehensive package of additional benefits for all of our employees and various professional development opportunities through internal and external programs.

Safety is of the utmost importance for our employees, and we consider safety to be a key priority for our company. Our safety policies, procedures and training practices have resulted in safety performance metrics that consistently rank ITC Holdings in the top decile among comparable electric utilities.
We strive to provide an inclusive and diverse environment for all of our employees. We believe that by recognizing and valuing our employees’ similarities, as well as their differences, we make our shared goals possible. In addition to our internal commitments to inclusion and diversity, we are also implementing a supplier diversity program. This effort will further diversify our supplier base through the recruitment and growth of businesses owned by minorities, women and veterans.
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
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based Formula Rates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the Formula Rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the Formula Rate templates, the rates of return on the actual equity portion of their respective capital structures, ROE adders for independent transmission ownership, the approved capital structures and other aspects of our rates, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative in a proceeding under Section 206 of the FPA. In addition, interested parties may challenge the annual implementation and calculation by our Regulated Operating Subsidiaries of their projected rates and Formula Rate true up pursuant to their approved Formula Rates under the Regulated Operating Subsidiaries’ Formula Rate implementation protocols. End-use consumers and entities supplying electricity to end-use consumers may also attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our actual capital investment may be lower than planned, which would cause a lower than anticipated rate base and would therefore result in lower revenues, earnings and associated cash flows compared to our current expectations. In addition, we may incur expenses related to the pursuit of strategic investment opportunities, which may be higher than forecasted.
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
Any capital investment at our Regulated Operating Subsidiaries may be lower than our published estimates due to, among other factors, the impact of:
•actual or forecasted loads;
•regional economic conditions;
•weather conditions;
•union strikes or labor shortages;
•material and equipment prices and availability;
•variances between estimated and actual costs of construction contracts awarded;
•our ability to obtain financing for such expenditures, if necessary;
•limitations on the amount of construction that can be undertaken on our system or transmission systems owned by others at any one time;
•regulatory requirements relating to our rate construct, including our ability to recover costs;
•the potential for greater competition;
•environmental, siting or regional planning issues; and
•legal proceedings.
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
In addition, we may incur expenses to pursue strategic investment opportunities. If these payments or expenses are higher than anticipated, our future results of operations, cash flows and financial condition could be materially and adversely affected.
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
We could be negatively impacted by the widespread outbreak of an illness or any other communicable diseases, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. COVID-19 is currently impacting the global economy, supply chains and markets. As a result of efforts to limit the spread of COVID-19, such as through various “stay in place” orders issued by states served by our transmission systems, many of the businesses that use our transmission systems, including those with large manufacturing operations, have and may continue to experience operating restrictions or temporarily shut down operations. The impact of efforts to limit the spread of COVID-19 on our business, results of operations and financial condition is uncertain and will ultimately depend on the duration and severity of the pandemic, the length that the various business restrictions are in effect, the impact of recent resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines.
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
Advances in technology may negatively impact our business, financial condition, results of operations and cash flows.
Research and development efforts continue to seek improvements to existing or new alternative technologies to produce, store and distribute power, including fuel cells, microturbines, distributed generation and battery storage. It is possible that adoption of such alternative technologies could be significant enough to cause a reduction in the demand for electricity from the traditional bulk electric system or could make portions of our transmission systems obsolete before the end of their useful lives. Such advances in alternative technologies could decrease the need for capital investments in our transmission systems over time or increase cost, and as a result could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
We have a considerable amount of debt and our consolidated indebtedness includes various debt securities and borrowings, which utilize indentures, revolving and term loan credit agreements and commercial paper that we rely on as sources of capital and liquidity. Our capital structure can have several important consequences, including, but not limited to, the following:
•If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.
•We may need to increase our indebtedness in order to make the capital expenditures and other expenses or investments planned by us.
•Our indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition. A substantial portion of the dividends and payments in lieu of taxes we receive from our subsidiaries will be dedicated to the payment of interest on our indebtedness, thereby, reducing our available cash.
•In the event that we are liquidated, the creditors of our subsidiaries will be entitled to payment in full of the subsidiaries’ indebtedness prior to making any payments to ITC Holdings for the payment of its indebtedness.
•We currently have debt instruments outstanding with short-term maturities or relatively short remaining maturities. Our ability to secure additional financing prior to or after these facilities mature, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. Additionally, the interest rates at which we might secure additional financings may be higher than our currently outstanding debt instruments or higher than forecasted at any point in time, which could adversely affect our business, financial condition, results of operations and cash flows.
•Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and investments and pay other expenses planned by us which could adversely affect our business, financial condition, cash flows and results of operations.
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
Our debt instruments on a consolidated basis, including senior notes, secured notes, first mortgage bonds, revolving and term loan credit agreements and commercial paper, contain numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:
•incur additional indebtedness;
•engage in sale and lease-back transactions;
•create liens or other encumbrances;
•enter into mergers, consolidations, liquidations or dissolutions, or sell or otherwise dispose of all or substantially all of our assets;

•create and acquire subsidiaries; and
•pay dividends or make distributions on our stock or on the stock or member capital of our subsidiaries.
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
Our Regulated Operating Subsidiaries own the assets of transmission systems and related assets, including:
•approximately 16,000 circuit miles of overhead and underground transmission lines rated at voltages of 34.5 kV to 345 kV, along with related transmission towers and poles;
•station assets, such as transformers and circuit breakers, at approximately 673 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;
•other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);
•warehouses and related equipment; and
•associated land held in fee, rights-of-way and easements.
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
Certain of our Regulated Operating Subsidiaries have issued First Mortgage Bonds and Senior Secured Notes. Under the terms of these instruments, the respective bondholders and noteholders have the benefit of a first mortgage lien on substantially all of the assets of the corresponding debt issuer. Refer to Note 10 to the consolidated financial statements for more information on the outstanding debt of our Regulated Operating Subsidiaries. As of December 31, 2020, there were no liens or encumbrances on the assets of ITC Interconnection.
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
ITC Holdings paid dividends of $330 million and $250 million to our parent, ITC Investment Holdings, during the years ended December 31, 2020 and 2019, respectively. ITC Holdings also paid dividends of $58 million to ITC Investment Holdings in January 2021. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant.
ITEM 6.     SELECTED FINANCIAL DATA.
Information required by Item 6 of Form 10-K is omitted pursuant to the SEC’s adoption of amendments to Regulation S-K effective February 10, 2021.

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
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2020 and 2019 and provides year-to-year comparisons between the years ended December 31, 2020 and 2019. Discussions of such information for the year ended December 31, 2018 and year-to-year comparisons between the years ended December 31, 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
ITC Holdings provides safe and reliable electric transmission service to connect consumers to cleaner and more cost-effective energy resources. ITC Holdings is leading the way in making investments in a modernized grid to maintain reliability and accommodate future demands as our economy and lifestyles become increasingly dependent on electricity. We are actively involved in planning an integrated energy network to serve our customers, communities and the greater grid.
Our business strategy is focused on owning, operating, maintaining and investing in transmission infrastructure and grid solutions in order to enhance system reliability, protect critical infrastructure, reduce transmission constraints, interconnect new renewable generation resources, expand access to electricity markets and lower the overall cost of delivered energy.
Our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by their customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed below under “— Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 6 to the consolidated financial statements.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2020 or that may affect future results include:
•The outbreak of the COVID-19 pandemic that led to efforts to control the spread of the virus, which have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains;
•Our capital expenditures of $885 million at our Regulated Operating Subsidiaries during the year ended December 31, 2020, as described below under “— Capital Investment and Operating Results Trends” resulted primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources, which included electric transmission asset acquisitions from Consumers Energy of $58 million, of which $29 million was an acquisition premium that was excluded from rate base;
•Debt issuances, other borrowings and repayments as described in Note 10 to the consolidated financial statements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;
•Issuance of the May 2020 Order related to the MISO ROE Complaints, as described in Note 18 to the consolidated financial statements, which reaffirmed the decision in the November 2019 Order to dismiss the Second Complaint and the revised methodology outlined in the November 2019 Order for determining the base ROE for the period of the Initial Complaint and the period subsequent to the September 2016 Order; and
•Issuance of a NOPR by the FERC on March 20, 2020 that included a proposal to update the transmission incentives policy, among other things, to grant incentives to transmission projects based upon benefits to customers ensuring reliability and reducing the cost of delivered power by reducing transmission congestion, to eliminate the ROE adder for independent transmission ownership, and to increase the ROE adder for RTO participation.
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
Under these Formula Rates, our Regulated Operating Subsidiaries recover expenses and earn an authorized return on and recover investments in property, plant and equipment on a current basis. The Formula Rates for a given year reflect forecasted expenses, property, plant and equipment, point-to-point revenues, network load at our MISO Regulated Operating Subsidiaries and other items for the upcoming calendar year to establish projected revenue requirements for each of our Regulated Operating Subsidiaries that are used as the basis for billing for service on their systems from January 1 to December 31 of that year. Our Formula Rates include a true-up mechanism, whereby our Regulated Operating Subsidiaries compare their actual revenue requirements to their billed revenues for each year to determine any over- or under-collection of revenue. The over- or under-collection typically results from differences between the projected revenue requirement used as the basis for billing and actual revenue requirement at each of our Regulated Operating Subsidiaries, or from differences between actual and projected monthly network peak loads at our MISO Regulated Operating Subsidiaries. In the event billed revenues in a given year are more or less than actual revenue requirements, which are calculated primarily using information from that year’s FERC Form No. 1, our Regulated Operating Subsidiaries will refund or collect additional revenues, with interest, within a two-year period such that customers pay only the amounts that correspond to actual revenue requirements for that given period. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their authorized returns.
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 6 to the consolidated financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 18 to the consolidated financial statements for detail on ROE matters.

Illustrative Example of Formula Rate Setting
The Formula Rate setting example shown below is for illustrative purposes only and is not based on our actual financial data.

Line	Item	Instructions	Amount
1	Rate base (a)		$1,000,000
2	Multiply by 13-month weighted average cost of capital (b)		8.46%
3	Authorized return on rate base	(Line 1 x Line 2)	$84,600
4	Recoverable operating expenses (including depreciation and amortization)		$150,000
5	Income taxes (c)		37,500
6	Gross revenue requirement	(Line 3 + Line 4 + Line 5)	$272,100
____________________________
(a)Consists primarily of in-service property, plant and equipment, net of accumulated depreciation.
(b)The weighted average cost of capital for purposes of this illustration is calculated below. The cost of capital for debt is included at a flat interest rate for purposes of this illustration and is not based on our actual cost of capital. The cost of capital rate for equity represents the current maximum allowed MISO ROE per the May 2020 Order on the Initial Complaint. See Note 18 to the consolidated financial statements for detail on ROE matters.

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	10.77% =	6.46%
	100.00%		8.46%
(c)Represents an approximation of the federal and state income tax expense for purposes of this illustration and is not based on our actual tax expense.
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
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month. Therefore, peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. While we expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings, our revenues and earnings are also impacted by changes in our ROE or required refunds resulting from the resolution of the incentive adders complaints and MISO ROE Complaints, as described in Note 6 and Note 18 to the consolidated financial statements, or other future increases or decreases to our rates for incentive adders and base ROE.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure including enhancing system integrity and reliability and accommodating load growth; (2) upgrade physical and technological grid security; (3) promote the transformation of the generation fleet to cleaner and more sustainable resources through required interconnections and transmission build-out; and (4) develop and build regional transmission infrastructure. We do not currently expect any material decrease in planned capital expenditures due to COVID-19; however, we continue to evaluate potential impacts of COVID-19 on our forecasted capital expenditures. Depending on the length and severity of future impacts of COVID-19, certain planned capital expenditures may be shifted to later years of the forecast. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions of USD)	December 31, 2020	2021 — 2025
Expenditures for property, plant and equipment (a)	$885	$3,864
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. Refer to “Item 1 Business — Development of Business” for additional information.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A Risk Factors”. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
Recent Developments
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, we have implemented various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs that are collected from customers through our Formula Rates.

The total impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length that the various business restrictions are in effect, the impact of recent resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following all government requirements to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load, which is impacted by a number of factors including network usage and weather. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. During 2020, actual monthly network peak load for our MISO Regulated Operating Subsidiaries decreased compared to pre-COVID-19 forecasted load. This decrease was primarily as a result of reductions in, or suspension of, operations for many businesses and facilities in our operating footprint due to COVID-19. While the decrease in monthly network peak load was significant in the early months of the pandemic, the impact of COVID-19 on monthly network peak loads became less pronounced over the second half of the year. We are unable to predict the possible future impacts of COVID-19, weather and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
Liquidity and Access to Capital Markets
The COVID-19 pandemic has caused a disruption in capital markets and has resulted in periods of limited access to certain types of funding in the United States, including borrowings on commercial paper programs. We rely on both internal and external sources of liquidity to provide working capital and fund capital investments. During 2020, we were able to successfully access the capital markets to satisfy our liquidity needs. However, if further disruption to the capital markets occurs due to the COVID-19 pandemic, we may have limited access to capital markets and encounter increased borrowing costs.
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. In addition to the MISO ROE Complaints, complaints were filed with the FERC regarding the regional base ROE rate for ISO New England TOs. See Note 18 to the consolidated financial statements for a summary of the MISO ROE Complaints and related proceedings.
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
Financial Statement Impacts
As of December 31, 2020, we had recorded an aggregate current regulatory asset and current regulatory liability of $8 million and $13 million, respectively, and as of December 31, 2019, we had recorded an aggregate current regulatory liability of $70 million in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the year ended December 31, 2020, we refunded $31 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable incentive adders. See Note 6 to the consolidated financial statements for a summary of incentive adders for transmission rates.

The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the consolidated statements of comprehensive income:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Revenue increase	$32	$69	$1
Interest expense (decrease) increase	(3)	(12)	7
Estimated net income increase (decrease)	25	61	(4)
As of December 31, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Challenges to Incentive Adders for Transmission Rates
On March 20, 2020, the FERC issued a NOPR including a proposal to update the transmission incentives policy to grant incentives to transmission projects based upon benefits to customers. The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. See Note 6 to the consolidated financial statements for a summary of incentive adders for transmission rates.
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
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allowed up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits they provide as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. On July 16, 2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rates. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020 within 60 days of the date of the order. On September 15, 2020, the FERC granted an extension to issue refunds until November 19, 2020. On August 17, 2020, ITC Great Plains filed a request for rehearing of the order and on September 17, 2020, the FERC denied the rehearing request. On November 12, 2020, ITC Great Plains filed an appeal of the July 16, 2020 order, and on December 14, 2020, ITC Great Plains filed an appeal of the September 17, 2020 order, both of which were filed in the D.C. Circuit Court. As of December 31, 2019, we had recorded an estimated current regulatory liability of $2 million related to this complaint and during 2020 refunds of $4 million were made to settle the refund liability. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
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
Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff, including MVPs. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues are treated as a reduction to the net network revenue requirement under our cost-based Formula Rates.
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
Maintenance expenses include preventive or planned activities, such as vegetation management, tower painting and equipment inspections, as well as reactive maintenance for equipment failures.
General and Administrative Expenses consist primarily of costs for personnel in our legal, information technology, finance, regulatory, human resources, community relations and communication functions, general office expenses and fees for professional services. Professional services are principally composed of outside legal, consulting, audit and information technology services.
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
Allowance for Equity Funds Used During Construction (“AFUDC equity”) is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a return on equity at our Regulated Operating Subsidiaries used for construction purposes in accordance with the FERC regulations. The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long-term debt) and the authorized return on equity for our Regulated Operating Subsidiaries.
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.

Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In millions of USD)	2020	2019	(Decrease)	(Decrease)	2018	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,290	$1,286	$4	—%	$1,192	$94	8%
Formula Rate true-up	8	41	(33)	(80)%	(36)	77	(214)%
Total operating revenue	1,298	1,327	(29)	(2)%	1,156	171	15%
OPERATING EXPENSES
Operation and maintenance	87	113	(26)	(23)%	109	4	4%
General and administrative	115	138	(23)	(17)%	127	11	9%
Depreciation and amortization	219	203	16	8%	180	23	13%
Taxes other than income taxes	124	118	6	5%	109	9	8%
Other operating (income) and expenses, net	—	—	—	n/a	(4)	4	(100)%
Total operating expenses	545	572	(27)	(5)%	521	51	10%
OPERATING INCOME	753	755	(2)	—%	635	120	19%
OTHER EXPENSES (INCOME)
Interest expense, net	240	224	16	7%	224	—	—%
Allowance for equity funds used during construction	(27)	(29)	2	(7)%	(33)	4	(12)%
Other (income) and expenses, net	(3)	—	(3)	n/a	3	(3)	(100)%
Total other expenses (income)	210	195	15	8%	194	1	1%
INCOME BEFORE INCOME TAXES	543	560	(17)	(3)%	441	119	27%
INCOME TAX PROVISION	136	132	4	3%	111	21	19%
NET INCOME	$407	$428	$(21)	(5)%	$330	$98	30%
Operating Revenues
Year ended December 31, 2020 compared to year ended December 31, 2019
The following table sets forth the components of and changes in operating revenues for the year ended December 31, 2020 and 2019 which included revenue accruals and deferrals in Note 6 to the consolidated financial statements:

						Percentage
	2020		2019		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$852	66%	$836	63%	$16	2%
Regional cost sharing revenues (a)	362	28%	371	28%	(9)	(2)%
Point-to-point	13	1%	13	1%	—	—%
Scheduling, control and dispatch (a)	20	2%	17	1%	3	18%
Other	19	1%	21	2%	(2)	(10)%
Recognition of net liabilities for MISO ROE Complaints	32	2%	69	5%	(37)	(54)%
Total	$1,298	100%	$1,327	100%	$(29)	(2)%
____________________________
(a)Includes a portion of the Formula Rate true-up of $8 million and $41 million for the year ended December 31, 2020 and 2019, respectively.
Operating revenues decreased during the year ended December 31, 2020, compared to the same period in 2019, primarily due to differences in the amount of adjustments that were made in each period to the net refund liabilities recorded related to the MISO ROE Complaints, as described in Note 18 to the consolidated financial statements. The adjustments resulted in a net increase in operating revenues of $32 million for the year ended December 31, 2020, compared to an increase in operating revenues of $69 million for the year ended 2019.
Excluding the impact of the adjustments for the MISO ROE Complaints, operating revenues increased due to a higher rate base associated with higher balances of property, plant and equipment in service for the year ended December 31, 2020, compared to the same period in 2019. The increase was partially offset by cost saving measures that were implemented as a result of the COVID-19 pandemic, which resulted in lower revenue requirements to customers as these costs are recovered through rates.
Operating Expenses
Operation and maintenance expenses
Year ended December 31, 2020 compared to year ended December 31, 2019
Operation and maintenance expense decreased primarily due to lower expenses associated with substation and overhead line maintenance activities and vegetation management resulting from the temporary cost saving measures that were implemented in response to the COVID-19 pandemic.
General and administrative expenses
Year ended December 31, 2020 compared to year ended December 31, 2019
General and administrative expenses decreased due to reduced general business expenses of $4 million and professional advisory services of $7 million primarily resulting from the temporary cost saving measures that were implemented in response to the COVID-19 pandemic. The decrease was also due to lower compensation-related expenses, primarily due to a decrease in share-based compensation expense of $7 million.
Depreciation and amortization expenses
Year ended December 31, 2020 compared to year ended December 31, 2019
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions.
Other Expenses (Income)
Interest Expense, Net
Year ended December 31, 2020 compared to year ended December 31, 2019
Interest expense, net increased due to a decrease in the amount of reversals of interest expense recorded in 2020, as compared to the amount recorded in 2019, pursuant to FERC orders on the MISO ROE Complaints, as described in Note 18 to the consolidated financial statements. Interest expense, net also increased due to higher debt balances and higher amortization of interest as a result of losses on interest rate swaps terminated in 2020, as discussed in Note 10 to the consolidated financial statements.
Income Tax Provision
Year ended December 31, 2020 compared to year ended December 31, 2019
Our effective tax rates for the years ended December 31, 2020 and 2019 were 25.0% and 23.6%, respectively. Our effective tax rate as of December 31, 2020 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision. See Note 11 to the consolidated financial statements for further discussion regarding our income tax provision.
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
•Fund capital expenditures (including purchase commitments as described in Note 18) at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described in detail below.
•Fund working capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of December 31, 2020, we had consolidated indebtedness under our revolving credit agreements of $198 million, with unused capacity under our revolving credit agreements of $702 million. ITC Holdings had $67 million of commercial paper issued and outstanding, net of discount, as of December 31, 2020, with the ability to issue an additional $333 million under the commercial paper program. In 2020, we paid $9 million of interest and commitment fees under our revolving and term loan credit agreements and commercial paper program.
To address our future capital requirements, we expect that we will need to obtain additional long-term debt financing. As of December 31, 2020, we had various notes and bonds outstanding with terms, including fixed interest rate and principal payment terms, specific to each borrowing. Maturity dates for these long-term debt issuances range from 2022 to 2055. Total future interest payment obligations associated with these existing fixed-rate, long-term debt obligations were $4 billion as of December 31, 2020, with expected interest payment obligations of $240 million due within the next twelve months. Certain of our capital projects could be delayed if we experience difficulties in accessing capital pursuant to complications from COVID-19, or otherwise. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. See Note 10 to the consolidated financial statements for a detailed discussion of our debt activity, including the commercial paper program and our term loan and revolving credit agreements, during the years ended December 31, 2020 and 2019.
METC has a contractual obligation through December 31, 2050 for an Easement Agreement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. The cost for use of the rights-of-way is $10 million per year. See Note 18 for additional details related to the easement.
We have certain obligations including contingent liabilities and other current and long-term liabilities, that have uncertainty regarding the timing and any amount of future cash flows necessary to settle these obligations. Such items include:
•long-term incentive awards;
•pension and other postretirement obligations;
•regulatory liabilities related to asset removal costs and refundable income taxes; and

•liabilities to refund deposits from generators for transmission network upgrades.
We have material exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. It is expected that LIBOR will be phased out beginning in late 2021. We believe that SOFR, the rate selected as the preferred alternative to LIBOR, will be an acceptable replacement rate when LIBOR is discontinued. However, we cannot reasonably estimate the expected impact of the planned discontinuation of LIBOR at this time.
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

	S&P		Moody’s
	Rating	Outlook	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	BBB+	Negative	Baa2	Stable
Commercial Paper	A-2	Negative	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A	Negative	A1	Stable
METC
Senior Secured Notes	A	Negative	A1	Stable
ITC Midwest
First Mortgage Bonds	A	Negative	A1	Stable
ITC Great Plains
First Mortgage Bonds	A	Negative	A1	Stable
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2020, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.

Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407	$428	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	219	203	180
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(47)	(55)	17
Deferred income tax expense	138	135	107
Other	(85)	(82)	19
Net cash provided by operating activities	632	629	653
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(885)	(865)	(769)
Contributions in aid of construction	2	10	21
Other	5	1	1
Net cash used in investing activities	(878)	(854)	(747)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of debt (including commercial paper and revolving and term loan credit agreements)	561	463	238
Dividends to ITC Investment Holdings	(330)	(250)	(200)
Refundable deposits from and repayments to generators for transmission network upgrades, net	50	11	3
Settlement of interest rate swaps	(23)	—	—
Other	(12)	(3)	(5)
Net cash provided by financing activities	246	221	36
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(4)	(58)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	10	68
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$6	$10
Cash Flows From Operating Activities
Year ended December 31, 2020 compared to year ended December 31, 2019
Net cash provided by operating activities was $632 million and $629 million for the year ended December 31, 2020 and 2019, respectively. The increase in cash provided by operating activities was due primarily to lower payments for operation and maintenance expenses and general and administrative expenses and the timing of the settlement of payables for operating activities. This increase was partially offset by an increase in payments pursuant to our long-term incentive plans of $22 million, the refunds, including interest, related to the MISO ROE Complaints of $31 million and higher property tax payments of $14 million during the year ended December 31, 2020 compared to the same period in 2019.
Cash Flows From Investing Activities
Year ended December 31, 2020 compared to year ended December 31, 2019
Net cash used in investing activities was $878 million and $854 million for the year ended December 31, 2020 and 2019, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $20 million during the year ended December 31, 2020 compared to the same period in 2019.

Cash Flows From Financing Activities
Year ended December 31, 2020 compared to year ended December 31, 2019
Net cash provided by financing activities was $246 million and $221 million for the year ended December 31, 2020 and 2019, respectively. The increase in cash provided by financing activities was due primarily to an increase in issuances of long-term debt of $855 million, a decrease in retirement of long-term debt of $168 million and an increase in net refundable deposits for transmission network upgrades of $39 million during the year ended December 31, 2020 compared to the same period in 2019. These increases were partially offset by increases in net repayments under our revolving and term loan credit agreements of $592 million, net repayments of commercial paper of $333 million, dividend payments of $80 million and settlement of interest rate swaps of $23 million during the year ended December 31, 2020 compared to the same period in 2019. See Note 10 to the consolidated financial statements for detail on the issuances and retirements of debt, borrowings under our term loan credit agreement and a description of our revolving credit agreements and commercial paper program.
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
The following accounting policies are the most significant to the portrayal of our financial condition and results of operations and/or that require management’s most difficult, subjective or complex judgments.
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 7 to the consolidated financial statements, we had regulatory assets and liabilities of $264 million and $626 million, respectively, as of December 31, 2020. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $29 million relating to intangible assets at December 31, 2020 that are described in Note 9 to the consolidated financial statements.
We believe that currently available facts support the continued applicability of the standards for accounting for the effects of certain types of regulation and that all regulatory assets and liabilities are recoverable or refundable under our current rate environment.
Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries recover expenses and earn an authorized return on and recover investments in property, plant and equipment on a current basis, under their forward-looking cost-based Formula Rates with a true-up mechanism.
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
Contingent Obligations
We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax and other contingencies. We periodically evaluate our exposure to such contingencies and record liabilities for those matters where a loss is considered probable and reasonably estimable. Our liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters, which could be material. The adequacy of liabilities recorded can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements. These events or conditions include, without limitation, the following:
•Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes and other environmental matters.
•Changes in existing federal income tax laws or IRS regulations.
•Identification and evaluation of lawsuits or complaints in which we may be or have been named as a defendant.
•Resolution or progression of existing matters through the legislative process, the courts, the FERC, the NERC, the IRS or the Environmental Protection Agency.
Refer to Note 18 to the consolidated financial statements for discussion on contingencies, including the MISO ROE Complaints.
Pension and Postretirement Costs
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions, including rates of return on plan assets, discount rates, the rate of increase in health care costs, the amount and timing of plan sponsor contributions and demographic factors such as retirements, mortality and turnover, among others. We evaluate these assumptions annually and update them periodically to reflect our actual experience. Three critical assumptions in determining our periodic costs and obligations are discount rate, expected long-term return on plan assets and the rate of increases in health care costs. The discount rate represents the market rate for synthesized AA-rated zero-coupon bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our plans. In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $7,119 million at December 31, 2020. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,097 million at December 31, 2020. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper at December 31, 2020. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at December 31, 2020 would decrease the fair value of debt by $213 million, and a decrease in interest rates of 10% at December 31, 2020 would increase the fair value of debt by $227 million at that date.
Revolving Credit Agreements
At December 31, 2020, we had a consolidated total of $198 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2020 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $198 million.
Commercial Paper
At December 31, 2020, ITC Holdings had $67 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $67 million.
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
In May 2020, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the $700 million Senior Notes at ITC Holdings with a maturity date of May 14, 2030 as described in Note 10 to the consolidated financial statements. At December 31, 2020, ITC Holdings did not have any interest rate swaps outstanding.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.6%, 23.9% and 23.9%, respectively, or $265 million, $292 million and $292 million, respectively, of our consolidated billed revenues for the year ended December 31, 2020. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2018 revenue accruals and deferrals and exclude any amounts for the 2020 revenue accruals and deferrals that were included in our 2020 operating revenues but will not be billed to our customers until 2022. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of rate regulation on the financial statements — Refer to Notes 3, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company’s regulated operating subsidiaries are subject to rate regulation by the Federal Energy Regulatory Commission (the “regulatory agency”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The Company’s rates are subject to regulatory rate-setting processes through a formula rate with a true-up mechanism, including an authorized return on equity. Regulatory decisions can have an impact on rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters, the timely recovery of costs and the return on equity. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues and expenses; and income taxes.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery of costs incurred or potential refunds to customers. While the Company has indicated they expect to recover costs from customers through regulated rates, there is a risk that the formula inputs remain subject to legal challenge at the regulatory agency. The Company uses the formula to calculate annual revenue requirements unless the regulatory agency determines the resulting rates to be unjust and unreasonable. Auditing these judgments required especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate-setting process due to their inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the regulatory agency included the following, among others:
•We evaluated the effectiveness of controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We assessed relevant regulatory orders, regulatory statutes and interpretations, as well as procedural memorandums, utility and intervener filings, and other publicly available information to evaluate the likelihood of recovery in future rates or of future reduction in rates and the ability to earn a reasonable return on equity.
•For regulatory matters in process, we inspected the annual formula rate filings and open complaints for any evidence that might contradict management’s assertions. We obtained an analysis from management, regarding cost recoveries or potential future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 11, 2021

We have served as the Company's auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions of USD, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4	$4
Accounts receivable	114	117
Inventory	42	39
Regulatory assets	52	12
Prepaid and other current assets	12	15
Total current assets	224	187
Property, plant and equipment (net of accumulated depreciation and amortization of $2,055 and $1,930, respectively)	9,327	8,582
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $46 and $42, respectively)	29	33
Regulatory assets	212	229
Other assets	83	77
Total other assets	1,274	1,289
TOTAL ASSETS	$10,825	$10,058
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$130	$82
Accrued compensation	55	61
Accrued interest	55	48
Accrued taxes	61	66
Regulatory liabilities	14	123
Refundable deposits and advances for construction	37	27
Debt maturing within one year	67	235
Other current liabilities	18	16
Total current liabilities	437	658
Accrued pension and postretirement liabilities	59	73
Deferred income taxes	1,013	873
Regulatory liabilities	612	584
Refundable deposits	65	19
Other liabilities	50	47
Long-term debt	6,295	5,572
Commitments and contingent liabilities (Notes 6 and 18)
TOTAL LIABILITIES	8,531	7,826
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2020 and 2019	892	892
Retained earnings	1,410	1,333
Accumulated other comprehensive (loss) income	(8)	7
Total stockholder’s equity	2,294	2,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,825	$10,058
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
OPERATING REVENUES
Transmission and other services	$1,290	$1,286	$1,192
Formula Rate true-up	8	41	(36)
Total operating revenue	1,298	1,327	1,156
OPERATING EXPENSES
Operation and maintenance	87	113	109
General and administrative	115	138	127
Depreciation and amortization	219	203	180
Taxes other than income taxes	124	118	109
Other operating (income) and expense, net	—	—	(4)
Total operating expenses	545	572	521
OPERATING INCOME	753	755	635
OTHER EXPENSES (INCOME)
Interest expense, net	240	224	224
Allowance for equity funds used during construction	(27)	(29)	(33)
Other (income) and expenses, net	(3)	—	3
Total other expenses (income)	210	195	194
INCOME BEFORE INCOME TAXES	543	560	441
INCOME TAX PROVISION	136	132	111
NET INCOME	407	428	330
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax (Note 14)	(15)	3	1
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(15)	3	1
TOTAL COMPREHENSIVE INCOME	$392	$431	$331
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
	Common Stock	Earnings	Income (Loss)	Equity
(In millions of USD)
BALANCE, DECEMBER 31, 2017	$892	$1,026	$2	$1,920
Opening balance reclassification	—	(1)	1	—
Net income	—	330	—	330
Dividends to ITC Investment Holdings	—	(200)	—	(200)
Other comprehensive income, net of tax (Note 14)	—	—	1	1
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	428	—	428
Dividends to ITC Investment Holdings	—	(250)	—	(250)
Other comprehensive income, net of tax (Note 14)	—	—	3	3
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	407	—	407
Dividends to ITC Investment Holdings	—	(330)	—	(330)
Other comprehensive (loss), net of tax (Note 14)	—	—	(15)	(15)
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407	$428	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	219	203	180
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(47)	(55)	17
Deferred income tax expense	138	135	107
Allowance for equity funds used during construction	(27)	(29)	(33)
Share-based compensation	25	32	6
Other	4	10	4
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	—	(10)	17
Income tax receivable	—	1	14
Accounts payable	4	(11)	6
Accrued interest	7	(2)	(10)
Accrued compensation	(14)	10	1
Accrued taxes	(3)	3	7
Net refund payments and adjustments related to return on equity complaints	(65)	(82)	6
Other current and non-current assets and liabilities, net	(16)	(4)	1
Net cash provided by operating activities	632	629	653
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(885)	(865)	(769)
Contributions in aid of construction	2	10	21
Other	5	1	1
Net cash used in investing activities	(878)	(854)	(747)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,030	175	400
Borrowings under revolving credit agreements	1,495	1,090	832
Borrowings under term loan credit agreements	275	200	—
Net (repayment) issuance of commercial paper	(133)	200	—
Retirement of long-term debt — including extinguishment of debt costs	(35)	(203)	(100)
Repayments of revolving credit agreements	(1,596)	(999)	(844)
Repayments of term loan credit agreements	(475)	—	(50)
Dividends to ITC Investment Holdings	(330)	(250)	(200)
Refundable deposits from generators for transmission network upgrades	60	19	6
Repayment of refundable deposits from generators for transmission network upgrades	(10)	(8)	(3)
Settlement of interest rate swaps	(23)	—	—
Other	(12)	(3)	(5)
Net cash provided by financing activities	246	221	36
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(4)	(58)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	10	68
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$6	$10
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own, operate, maintain and invest in high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas, and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems.
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
The duration and total impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length that the various business restrictions are in effect, the impact of recent resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following all government requirements to reduce the transmission of COVID-19.
Monthly Network Peak Load
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts our collection of revenues is actual monthly network peak load, which is impacted by a number of factors including network usage and weather. Although monthly network peak loads do not impact our recognition of operating revenues, actual network load affects the timing of collection of our cash flows from transmission service. During 2020, actual monthly network peak load for our MISO Regulated Operating Subsidiaries decreased compared to pre-COVID-19 forecasted load. This decrease was primarily as a result of reductions in, or suspension of, operations for many businesses and facilities in our operating footprint due to COVID-19. While the decrease in monthly network peak load was significant in the early months of the pandemic, the impact of COVID-19 on monthly network peak loads became less pronounced over the second half of the year. We are unable to predict the possible future impacts of COVID-19, weather and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Accounting for Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance to address the accounting for implementation costs incurred in a cloud computing agreement that is a service contract. The new standard aligns the accounting for implementation costs incurred in a cloud computing arrangement as a service contract with existing guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, the new guidance requires entities to expense capitalized implementation costs of a cloud computing arrangement that is a service contract over the term of the agreement and to present the expense in the same income statement line item as the hosting fees. The guidance was effective for fiscal years beginning after December 15, 2019 with either prospective or retrospective adoption permitted. We adopted the standard prospectively on January 1, 2020. Adoption of this standard did not have a material impact on our consolidated financial statements.
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
Accounts Receivable Reserve — We recognize losses for uncollectible accounts based on the current expected credit loss model. As of December 31, 2020, 2019 and 2018 we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $209 million, $194 million and $170 million for 2020, 2019 and 2018, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.0% for 2020, 2019 and 2018. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 45 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with the FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC was a reduction to interest expense of $7 million for 2020, $8 million for 2019 and $9 million for 2018.
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
Property, plant and equipment at our non-regulated subsidiaries is stated at its acquired cost. Proceeds from salvage less the net book value of the disposed assets is recognized as a gain or loss on disposal. Depreciation is computed based on the acquired cost less expected residual value and is recognized over the estimated useful lives of the assets on a straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.
Generator Interconnection Projects and Contributions in Aid of Construction — Certain capital investment at our Regulated Operating Subsidiaries relates to investments made under GIAs. The GIAs typically consist of both transmission network upgrades, which are a category of upgrades deemed by the FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are necessary to interconnect the generating facility to the transmission system and primarily benefit the generating facility. As a result, GIAs typically require the generator to make a contribution in aid of construction to our Regulated Operating Subsidiaries to cover the cost of certain investments made by us as part of the agreement.
Our investments in transmission facilities are recorded to property, plant and equipment, and are recorded net of any contribution in aid of construction. We also receive refundable deposits from the generator for certain investment in network upgrade facilities in advance of construction, which are recorded to current or non-current liabilities depending on the expected refund date.
Jointly Owned Utility Plant/Coordinated Services — Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines as described in Note 16. We account for these jointly owned assets by recording property, plant and equipment for the percentage of our undivided ownership interest. Various agreements provide the authority for construction of capital improvements and the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest, and each participant is responsible for providing its own financing. Our participating share of expenses associated with these jointly held assets are primarily recorded within operation and maintenance expenses on our consolidated statements of comprehensive income.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2020 and determined that no impairment exists. There were no events subsequent to October 1, 2020 that indicated impairment of our goodwill. Our intangible assets other than goodwill have finite lives and are amortized over their useful lives. Refer to Note 9 for additional discussion on our goodwill and intangible assets.
Deferred Financing Fees and Discount or Premium on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt issue. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt issue. We recorded $5 million during the years ended December 31, 2020, 2019 and 2018 to interest expense for the amortization of deferred financing fees and debt discounts.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing PCBs and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. There were no significant changes to our asset retirement obligations in 2020. Our asset retirement obligations as of December 31, 2020 and 2019 of $6 million are included in other liabilities.
Derivatives and Hedging — We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Cash flows related to interest rate swaps that are designated in hedging relationships are generally classified on the consolidated statements of cash flows within cash flows from financing activities. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows. Refer to Note 10 for additional discussion regarding derivative instruments.
Contingent Obligations — We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation and other risks. We periodically evaluate our exposure to such risks and record liabilities for those matters when a loss is considered probable and reasonably estimable. We reverse the liabilities recorded for those matters when a loss is no longer considered probable or the liabilities are otherwise settled. Our liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters. The adequacy of liabilities can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements.
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
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements and we record a revenue deferral or accrual for the difference. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities. Operating revenues arising from these alternative revenue programs are presented on our consolidated statements of comprehensive income in the line “Formula Rate true-up”, which is separate from the reporting of our tariff revenues, which are presented in the line “Transmission and other services”. Only the initial origination of our alternative revenue program revenue is reported in the Formula Rate true-up line on our consolidated statements of comprehensive income. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively. Refer to Note 6 under “Cost-Based Formula Rates with True-Up Mechanism” and Note 4 under “Formula Rate True-Up” for a discussion of our revenue accounting under our cost-based Formula Rates.
Share-Based Payment and Employee Share Purchase Plan — Under our long-term incentive plans, we grant long-term incentive awards consisting of PBUs and SBUs. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, certain SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. The awards are classified as liability awards and vest on the date specified in the applicable grant agreements, provided the service and performance criteria, as applicable, are satisfied. The PBUs and SBUs earn dividend equivalents which are also re-measured and settled consistent with the target award at the end of the vesting period.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2020, we have not recognized any uncertain income tax positions.
We file our federal and Michigan income tax returns as part of the FortisUS consolidated tax returns and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax returns. We continue to file with various other state and city jurisdictions where we have a separate return filing obligation. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2017 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2016 to 2019. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded as interest expense and other expense, respectively, in our consolidated statements of comprehensive income.
Refer to Notes 7 and 11 for additional discussion on income taxes.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was $5 million, $7 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
5.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions of USD)	2020	2019	2018	2017
Trade accounts receivable	$2	$2	$2	$2
Unbilled accounts receivable	102	102	92	108
Other	10	13	8	9
Total accounts receivable	$114	$117	$102	$119
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2020:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2019	$3
Net refund of 2018 revenue deferrals and accruals, including accrued interest	40
Net revenue accrual for the year ended December 31, 2020	8
Net accrued interest payable for the year ended December 31, 2020	(1)
Net regulatory assets as of December 31, 2020	$50
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2020	2019
Current regulatory assets	$44	$12
Non-current regulatory assets	19	43
Current regulatory liabilities	(1)	(51)
Non-current regulatory liabilities	(12)	(1)
Net regulatory assets	$50	$3
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
For each of the years ended December 31, 2020, 2019 and 2018, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 18 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the ROE adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The complaint argues that because ITC Great Plains is similarly situated to our MISO Regulated Operating Subsidiaries with respect to ownership by Fortis and GIC, the same rationale by which the FERC lowered the MISO Regulated Operating Subsidiaries adders for independent transmission ownership, as discussed above, also applies to ITC Great Plains. The adder for independent transmission ownership allowed up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. ITC Great Plains filed an answer to the complaint on July 1, 2019 asking the FERC to deny the complaint since KCC showed no evidence that ITC Great Plains’ independence or the benefits they provide as an independent TO has been compromised or reduced as a result of the Fortis and GIC acquisition. On July 16, 2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rates. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020 within 60 days of the date of the order. On September 15, 2020, the FERC granted an extension to issue refunds until November 19, 2020. On August 17, 2020, ITC Great Plains filed a request for rehearing of the order and on September 17, 2020, the FERC denied the rehearing request. On November 12, 2020, ITC Great Plains filed an appeal of the July 16, 2020 order, and on December 14, 2020, ITC Great Plains filed an appeal of the September 17, 2020 order, both of which were filed in the D.C. Circuit Court. As of December 31, 2019, we had recorded an estimated current regulatory liability of $2 million related to this complaint and during 2020 refunds of $4 million were made to settle the refund liability. We do not expect the final resolution of this proceeding to have a material adverse impact on our consolidated results of operations, cash flows or financial condition.
For each of the years ended December 31, 2019 and 2018, the authorized ROE used by ITC Great Plains was 12.16% and was composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. Based on the July 16, 2020 order and as of December 31, 2020, the authorized ROE used by ITC Great Plains was revised to 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 18 for a discussion of the MISO ROE Complaints.

7.    REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances:

	December 31,
(In millions of USD)	2020	2019
Regulatory Assets:
Current:
Revenue accruals (including accrued interest of $2 and $1 as of December 31, 2020 and 2019, respectively) (a)	$44	$12
Refund related to the Initial Complaint (including accrued interest of $2 as of December 31, 2020) (b)	8	—
Total current	52	12
Non-current:
Revenue accruals (including accrued interest of less than $1 and $1 as of December 31, 2020 and 2019, respectively) (a)	19	43
ITCTransmission ADIT deferral (net of accumulated amortization of $54 and $51 as of December 31, 2020 and 2019, respectively)	7	10
METC ADIT deferral (net of accumulated amortization of $33 and $31 as of December 31, 2020 and 2019, respectively)	10	12
METC regulatory deferrals (net of accumulated amortization of $11 and $10 as of December 31, 2020 and 2019, respectively)	4	5
Income taxes recoverable related to AFUDC equity	106	99
ITC Great Plains start-up, development and pre-construction (net of accumulated amortization of $7 and $6 as of December 31, 2020 and 2019, respectively)	6	7
Pensions and postretirement	30	25
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax	6	7
Accrued asset removal costs	24	21
Total non-current	212	229
Total	$264	$241
____________________________
(a)Refer to discussion of revenue accruals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of these regulatory assets, but do accrue interest carrying costs, which are subject to rate recovery along with the principal amount of the revenue accrual.
(b)Refer to discussion of the refund liability in Note 18 under “Rate of Return on Equity Complaints.”
ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of fair value of net assets acquired from DTE Energy approved for inclusion in future rates by the FERC. The original amount recorded for this regulatory asset of $61 million is recognized in rates and amortized on a straight-line basis over 20 years beginning March 1, 2003. ITCTransmission includes the remaining unamortized balance of this regulatory asset in rate base. ITCTransmission recorded amortization expense of $3 million annually during 2020, 2019 and 2018, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through ITCTransmission’s cost-based Formula Rate template.

METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired at the time MTH acquired METC from Consumers Energy approved for inclusion in future rates by the FERC. The original amount approved for recovery recorded for this regulatory asset of $43 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $2 million annually during 2020, 2019 and 2018, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through METC’s cost-based Formula Rate template.
METC Regulatory Deferrals
The carrying amount of the METC Regulatory Deferrals is the amount METC has deferred, as a regulatory asset, of depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy. The original amount recorded for this regulatory asset of $15 million, and approved for inclusion in future rates by the FERC, is recognized in rates and amortized over 20 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $1 million annually during 2020, 2019 and 2018, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through METC’s cost-based Formula Rate template.
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
ITC Great Plains Start-Up, Development and Pre-Construction
In 2013, ITC Great Plains made a filing with the FERC, under Section 205 of the FPA, to recover start-up, development and pre-construction expenses in future rates. These expenses included certain costs incurred by ITC Great Plains for two regional cost sharing projects in Kansas prior to construction. In March 2015, FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund. In December 2015, the FERC issued an order accepting an uncontested settlement agreement establishing the amounts of the regulatory assets and associated carrying charges to be recovered. ITC Great Plains includes the unamortized balance of these regulatory assets in rate base and will amortize them over a 10-year period, beginning in the second quarter of 2015. The amortization expense is recorded to general and administrative expenses in our consolidated statements of comprehensive income and recovered through ITC Great Plains’ cost-based Formula Rate.
Pensions and Postretirement
Accounting standards for defined benefit pension and other postretirement plans for rate-regulated entities allow for amounts that otherwise would have been charged to AOCI to be recorded as a regulatory asset. As the unrecognized amounts recorded to this regulatory asset are recognized, expenses will be recovered from customers in future rates under our cost based Formula Rates. This regulatory asset is not included when determining rate base.
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
Regulatory Liabilities
The following table summarizes the regulatory liability balances:

	December 31,
(In millions of USD)	2020	2019
Regulatory Liabilities:
Current:
Revenue deferrals (including accrued interest of less than $1 and $4 as of December 31, 2020 and 2019, respectively) (a)	$1	$51
Refund related to the Initial Complaint (including accrued interest of $1 and $6 as of December 31, 2020 and 2019, respectively) (b)	13	70
Refund related to ITC Great Plains incentive adder complaint (c)	—	2
Total current	14	123
Non-current:
Revenue deferrals (including accrued interest of less than $1 as of December 31, 2020 and 2019) (a)	12	1
Accrued asset removal costs	73	72
Excess state income tax deductions	3	2
Income taxes refundable related to implementation of the TCJA	507	509
Pensions and postretirement	16	—
Other	1	—
Total non-current	612	584
Total	$626	$707
____________________________
(a)Refer to discussion of revenue deferrals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.
(b)Refer to discussion of the refund liability in Note 18 under “Rate of Return on Equity Complaints.”
(c)Refer to discussion of the ITC Great Plains incentive adder in Note 6 under “Incentive Adders for Transmission Rates.”
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
Excess State Income Tax Deductions
Our Regulated Operating Subsidiaries have taken state income tax deductions associated with property additions that exceed the tax basis of property, and the unrealized income tax benefits resulting from these deductions are expected to be refunded to customers through future rates when the income tax benefits are realized. This regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
Income Taxes Refundable Related to Implementation of the TCJA
Under the TCJA the income tax rate changed from 35% to 21% effective for tax years beginning after 2017. The Company was required to revalue its deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the TCJA, which resulted in lower net deferred tax liabilities and the establishment of a net regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. The excess deferred taxes are generally the result of accelerated federal tax deductions realized by our Regulated Operating Subsidiaries in periods when the U.S. federal corporate income tax rate was 35% and now would be returned to customers in a period where the U.S. federal corporate income tax rate is 21%. As the excess deferred taxes must be returned to customers this net regulatory liability is recognized. For our Regulated Operating Subsidiaries, our deferred taxes are subject to a normalization method of accounting for the excess tax reserves resulting from the change in the federal statutory tax rate which involves the use of ARAM for the determination of the timing of the return of the excess deferred taxes to customers associated with public utility property. In addition, a portion of our excess deferred taxes at our Regulated Operating Subsidiaries are associated with other types of deferred taxes that are not related to public utility property and are subject to amortization. We have elected to amortize these excess deferred taxes using RSGM. During the years ended December 31, 2020 and 2019, we recorded $2 million and $1 million, respectively, of amortization related to the excess deferred taxes under ARAM and RSGM. The net regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
Pensions and Postretirement
Accounting standards for defined benefit pension and other postretirement plans for rate-regulated entities allow for amounts that otherwise would have been credited to AOCI to be recorded as a regulatory liability. As the unrecognized amounts recorded to this regulatory liability are recognized, amounts will be returned to customers in future rates under our cost based Formula Rates. This regulatory liability is not included when determining rate base.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following:

	December 31,
(In millions of USD)	2020	2019
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$10,661	$9,973
Construction work in progress	523	375
Capital equipment inventory	103	99
Other	81	51
ITC Holdings and other	14	14
Total	11,382	10,512
Less: Accumulated depreciation and amortization	(2,055)	(1,930)
Property, plant and equipment, net	$9,327	$8,582
Additions to property, plant and equipment in service and construction work in progress during 2020 and 2019 were due primarily to asset acquisitions and projects to upgrade or replace existing transmission plant and update grid security to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits such as our MVPs.
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2020 and 2019, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively, which resulted from the ITCTransmission and METC acquisitions and ITC Midwest’s acquisition of the IP&L transmission assets, respectively.
Intangible Assets
METC has recorded intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements. These intangible assets are associated with the METC Regulatory Deferrals and the METC ADIT Deferral as described in Note 7. The carrying amounts of the intangible asset for the METC Regulatory Deferrals and the METC ADIT Deferral were $12 million and $4 million (net of accumulated amortization of $28 million and $15 million), respectively, as of December 31, 2020, and $14 million and $5 million (net of accumulated amortization of $26 million and $14 million), respectively, as of December 31, 2019. The amortization periods for the METC Regulatory Deferrals and the METC ADIT Deferral are 20 and 18, respectively, beginning January 1, 2007. METC earns an equity return on the remaining unamortized balance of both intangible assets and recovers the amortization expense through METC’s cost-based Formula Rate template.
ITC Great Plains has recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including three regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $13 million and $14 million (net of accumulated amortization of $3 million and $2 million) as of December 31, 2020 and 2019, respectively. The amortization period for these intangible assets is 50 years, beginning March 31, 2011.
We recognized $4 million, $3 million, and $4 million of amortization expense of our intangible assets during the years ended December 31, 2020, 2019 and 2018, respectively, recorded in depreciation and amortization on the consolidated statements of comprehensive income. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2020 to be as follows:

(In millions of USD)
2021	$3
2022	3
2023	4
2024	3
2025	3
2026 and thereafter	13
Total	$29

10.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2020	2019
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 4.05% Senior Notes, due July 1, 2023	250	250
ITC Holdings 3.65% Senior Notes, due June 15, 2024	400	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 2.70% Senior Notes, due November 15, 2022	500	500
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings 2.95% Senior Notes, due May 14, 2030	700	—
ITC Holdings Term Loan Credit Agreement, due June 11, 2021	—	200
ITC Holdings Revolving Credit Agreement, due October 21, 2023	37	34
ITC Holdings Commercial Paper Program (a)	67	200
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	75
ITCTransmission Revolving Credit Agreement, due October 21, 2023	33	24
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, due January 15, 2049	50	50
METC 4.65% Senior Secured Notes, due July 10, 2049	50	50
METC 3.02% Senior Secured Notes, due October 14, 2055	150	—
METC Revolving Credit Agreement, due October 21, 2023	20	79
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 7.27% First Mortgage Bonds, Series C, due December 22, 2020 (a)	—	35
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest 3.13% First Mortgage Bonds, Series J, due July 15, 2051	180	—
ITC Midwest Revolving Credit Agreement, due October 21, 2023	75	130
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150	150
ITC Great Plains Revolving Credit Agreement, due October 21, 2023	33	32
Total principal	6,405	5,844
Unamortized deferred financing fees and discount	(43)	(37)
Total debt	$6,362	$5,807
____________________________
(a)As of December 31, 2020 and 2019 there was $67 million and $235 million, respectively, of debt included within debt maturing within one year in the consolidated statements of financial position.

The annual maturities of debt as of December 31, 2020 are as follows:

(In millions of USD)
2021	$67
2022	500
2023	448
2024	475
2025	—
2026 and thereafter	4,915
Total	$6,405
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2020, ITC Holdings had $67 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted-average interest rate of 0.3% and weighted average remaining days to maturity of 14 days. The amount outstanding as of December 31, 2020 was classified as debt maturing within one year in the consolidated statements of financial position. As of December 31, 2019, ITC Holdings had $200 million of commercial paper issued and outstanding.
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
Derivative Instruments and Hedging Activities
In May 2020, we terminated $450 million of 5-year interest rate swap contracts that managed the interest rate risk associated with the ITC Holdings $700 million Senior Notes with a maturity date of May 14, 2030. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps (in millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Notes	Loss on Derivatives	Settlement Date
5-year interest rate swaps	$450	1.41%	0.38%	$23	May 2020
The interest rate swaps qualified for cash flow hedge accounting treatment and the cumulative pre-tax loss of $23 million was recognized in May 2020 for the effective portion of the hedges and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the initial five years of the term of the related debt. Consistent with our accounting policy, the swap settlement payment was recognized within cash flows from financing activities in the consolidated statements of cash flows. At December 31, 2020, ITC Holdings did not have any interest rate swaps outstanding. As of December 31, 2019, ITC Holdings had $200 million of interest rate swaps outstanding.

Revolving Credit Agreements
On January 10, 2020, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains amended and restated their respective revolving credit agreements each dated October 23, 2017. The amendments extend the maturity date of the revolving credit agreements from October 2022 to October 2023. The determination of the applicable interest rates and commitment fee rates in the new agreements is consistent with the previous agreements and remain subject to adjustment based on the borrower’s credit rating. At December 31, 2020, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$37	$363	(d)	1.4%	0.175%
ITCTransmission	100	33	67		1.1%	0.10%
METC	100	20	80		1.1%	0.10%
ITC Midwest	225	75	150		1.1%	0.10%
ITC Great Plains	75	33	42		1.1%	0.10%
Total	$900	$198	$702
____________________________
(a)Included within long-term debt in the consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $296 million as of December 31, 2020.
11.    INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Income tax expense at federal statutory rate (a)	$114	$118	$93
State income taxes (net of federal benefit) (b)	28	22	31
AFUDC equity	(4)	(5)	(6)
Other, net	(2)	(3)	(7)
Total income tax provision	$136	$132	$111
____________________________
(a)The federal statutory rate is 21% for 2020, 2019 and 2018.
(b)Amounts for the years ended December 31, 2020, 2019 and 2018 include $2 million, $1 million and $6 million, respectively, related to the remeasurement of Iowa NOLs due to the rate change from 12.0% to 9.8% effective January 1, 2021.

Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Current income tax (benefit) expense	$(2)	$(3)	$4
Deferred income tax expense	138	135	107
Total income tax provision	$136	$132	$111
For the years ended December 31, 2020, 2019 and 2018, our effective tax rates were 25.0%, 23.6% and 25.2%, respectively.
Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions of USD)	2020	2019
Property, plant and equipment	$(1,156)	$(1,071)
Federal income tax NOLs and other credits	85	117
METC regulatory deferral (a)	(4)	(5)
Acquisition adjustments — ADIT deferrals (a)	(5)	(7)
Goodwill	(139)	(133)
Refund liabilities (a)	—	19
Regulatory liability gross up — TCJA	134	134
Pension and postretirement liabilities	20	18
State income tax NOLs (net of federal benefit)	58	52
True-up adjustment principal & interest	(14)	(1)
Other, net	8	4
Net deferred tax liabilities	$(1,013)	$(873)
Gross deferred income tax liabilities	$(1,333)	$(1,233)
Gross deferred income tax assets	320	360
Net deferred tax liabilities	$(1,013)	$(873)
____________________________
(a)Deferred income tax assets for refund liabilities are related to the Initial Complaint and the ITC Great Plains incentive adder complaint. See Note 7 for additional details regarding these matters.
We have federal income tax NOLs as of December 31, 2020. We expect to use our NOLs prior to their expirations starting in 2036. We also have state income tax NOLs as of December 31, 2020, all of which we expect to use prior to their expiration starting in 2022.
12.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation, and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, or as we deem appropriate. We made contributions of $4 million to the retirement plan in each of 2020, 2019, and 2018. We expect to contribute $4 million to the retirement plan in 2021.

We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $56 million and $54 million at December 31, 2020 and 2019, respectively, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. For the years ended December 31, 2020, 2019, and 2018, we contributed $3 million, $1 million, and $3 million, respectively, to these supplemental benefit plans.
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”). We contributed $10 million, $9 million, and $9 million to the postretirement benefit plan in 2020, 2019, and 2018, respectively. We expect to contribute $11 million to the postretirement benefit plan in 2021.
Net periodic benefit costs by component for the pension plans and postretirement benefit plan were as follows:

	Pension Plans			Postretirement Benefit Plan
	Years Ended December 31,			Years Ended December 31,
(In millions of USD)	2020	2019	2018	2020	2019	2018
Service cost	$8	$7	$7	$11	$9	$10
Interest cost	4	5	4	4	4	3
Expected return on plan assets	(6)	(5)	(5)	(5)	(4)	(3)
Amortization of unrecognized loss	1	1	1	—	—	—
Net benefit cost	$7	$8	$7	$10	$9	$10

The following table reconciles the obligations, assets, and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans in the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2020	2019	2020	2019
Change in Benefit Obligation:
Beginning projected benefit obligation	$(141)	$(123)	$(113)	$(90)
Service cost	(8)	(7)	(11)	(9)
Interest cost	(4)	(5)	(4)	(4)
Plan amendments	—	—	2	—
Actuarial net gain/(loss)	(16)	(12)	3	(11)
Benefits paid	7	6	1	1
Ending projected benefit obligation	(162)	(141)	(122)	(113)
Change in Plan Assets:
Beginning plan assets at fair value	91	73	95	72
Actual return on plan assets	15	16	16	15
Employer contributions	4	4	10	9
Benefits paid	(3)	(2)	(1)	(1)
Ending plan assets at fair value	107	91	120	95
Funded status, underfunded	$(55)	$(50)	$(2)	$(18)
Accumulated benefit obligation:
Retirement plan	$(95)	$(78)	N/A	N/A
Supplemental benefit plans	(60)	(57)	N/A	N/A
Total accumulated benefit obligation	$(155)	$(135)	$—	$—
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(57)	$(55)	$(2)	$(18)
Other non-current assets	6	9	N/A	N/A
Other current liabilities	(4)	(4)	N/A	N/A
Total	$(55)	$(50)	$(2)	$(18)
Unrecognized Amounts in Non-current Regulatory Assets/(Liabilities):
Net actuarial loss/(gain)	$30	$24	$(14)	$1
Net prior service cost/(credit)	—	—	(2)	—
Total	$30	$24	$(16)	$1
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the GAAP guidance on accounting for retirement benefits are recorded as a regulatory asset or regulatory liability on our consolidated statements of financial position, as discussed in Note 7. The amounts recorded as a regulatory asset or regulatory liability represent a net periodic benefit cost or credit to be recognized in our operating income in future periods. Our measurement of the accumulated benefit obligation for the postretirement benefit plan as of December 31, 2020 and 2019 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The net actuarial losses for the year ended December 31, 2019 within the change in benefit obligation for both the Pension Plans and Postretirement Benefit Plan are primarily the result of decreases in the discount rates.

The net actuarial loss for the year ended December 31, 2020 within the change in benefit obligation for the Pension Plans is primarily the result of decreases in the discount rates. The net actuarial gain for the year ended December 31, 2020 within the change in benefit obligation for the Postretirement Benefit Plan was driven primarily by per capita experience gains as well as other actuarial gains, partially offset by a decrease in the discount rate.
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2020	2019
Projected benefit obligation	$(61)	$(59)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in Other Assets on our consolidated statements of financial position.
The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2020	2019
Accumulated benefit obligation	$(60)	$(57)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in Other Assets on our consolidated statements of financial position.
Actuarial assumptions used to determine the benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Weighted average discount rate	2.49%	3.27%	4.28%	2.94%	3.61%	4.47%
Weighted average interest crediting rate	4.00%	4.00%	4.50%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.00%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Weighted average discount rate — service cost	3.47%	4.42%	3.70%	3.80%	4.58%	3.80%
Weighted average discount rate — interest cost	2.91%	3.99%	3.26%	3.30%	4.28%	3.58%
Weighted average interest crediting rate	4.00%	4.50%	4.50%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.25%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
Expected long-term rate of return on plan assets	6.00%	6.60%	6.40%	4.50%	5.00%	4.90%
At December 31, 2020, the projected benefit payments for the pension plans and postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions of USD)	Pension Plans	Postretirement Benefit Plan
2021	$7	$2
2022	8	2
2023	9	2
2024	9	2
2025	10	3
2026 through 2030	59	21
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
As of December 31, 2020 and 2019, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2020	2020	2019	2020	2019
Fixed income securities	50%	50%	50%	50%	50%
Equity securities	50%	50%	50%	50%	50%
Total	100%	100%	100%	100%	100%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2020 and 2019, there were no transfers between levels.
For the years ended December 31, 2020 and 2019, the fair value of retirement plan and postretirement benefit plan assets measured on a recurring basis at the Level 1 tier were as follows:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2020	2019	2020	2019
Mutual funds — U.S. equity securities	$43	$36	$57	$45
Mutual funds — international equity securities	11	9	3	2
Mutual funds — fixed income securities	53	46	60	48
Total	$107	$91	$120	$95
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $6 million in 2020 and $5 million in each of 2019 and 2018.
13.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2020 and 2019, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	$—
Mutual funds — equity securities	10	—	—
Total	$63	$—	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2019, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$50	$—	$—
Mutual funds — equity securities	8	—	—
Interest rate swap derivatives	—	3	—
Total	$58	$3	$—
As of December 31, 2020 and 2019, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 12. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other operating income and expense.
As of December 31, 2019, the assets related to derivatives consisted of interest rate swaps discussed in Note 10. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2020 and 2019. Refer to Note 9 for additional information on our goodwill and intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving and term loan credit agreements and commercial paper, was $7,119 million and $5,672 million at December 31, 2020 and 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving and term loan credit agreements and commercial paper, was $6,097 million and $5,108 million at December 31, 2020 and 2019, respectively.
Revolving and Term Loan Credit Agreements
At December 31, 2020 and 2019, we had a consolidated total of $198 million and $499 million, respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

14.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Balance at the beginning of period	$7	$4	$2
Reclassification of deferred tax effects on interest rate cash flow hedges stranded in AOCI, subject to the TCJA, into retained earnings	—	—	1
Other Comprehensive Income
Derivative Instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $1 for the year ended December 31, 2020 and less than $1 for each of the years ended December 31, 2019 and 2018) (a)	3	1	1
(Loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $8 and $1 for the years ended December 31, 2020 and 2019, respectively)	(18)	2	—
Total other comprehensive (loss) income, net of tax	(15)	3	1
Balance at the end of period	$(8)	$7	$4
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2021 is expected to be approximately $4 million (net of tax of less than $2 million). The reclassification is reported in interest expense on a pre-tax basis.
15.    SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Operation and maintenance expenses	$2	$2	$1
General and administrative expenses	23	30	7
Amounts capitalized to property, plant and equipment	7	8	3
Total share-based compensation costs	$32	$40	$11
Total tax benefit recognized in the consolidated statements of comprehensive income	$8	$8	$4
Long-Term Incentive Plans
Under our long-term incentive plans, we may grant long-term incentive awards of PBUs and SBUs to employees, including executive officers, of ITC Holdings and its subsidiaries. Generally, each PBU and SBU granted will be valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, certain SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. PBUs and SBUs that are granted pursuant to our long-term incentive plans generally vest on either the third December 31st or January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will be settled during the subsequent quarter. However, certain awards may vest over a shorter period or on the grant date if certain retirement eligibility criteria are met. The granted awards and related dividend equivalents have no shareholder rights.
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
The following table shows the changes in PBUs during the year ended December 31, 2020:

Number of
Performance
Based Units
PBUs at December 31, 2019	976,228
Granted	319,440
Vested and paid out	(335,619)
Forfeited	(59,098)
PBUs at December 31, 2020	900,951
The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions of USD)	2020	2019
Accrued compensation	$20	$17
Other long-term liabilities	22	19
Total	$42	$36
The aggregate fair value of PBUs as of December 31, 2020 and 2019 was $59 million and $54 million, respectively. At December 31, 2020, $17 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted-average period of 1.6 years.
Service-Based Units
The SBUs are classified as liability awards based on the possibility of cash settlement. The SBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock. The SBUs earn dividend equivalents which are also re-measured based on the price of Fortis common stock and settled in cash at the end of the vesting period.
The following table shows the changes in SBUs during the year ended December 31, 2020:

Number of
Service
Based Units
SBUs at December 31, 2019	745,250
Granted	246,714
Vested and paid out	(266,918)
Forfeited	(37,336)
SBUs at December 31, 2020	687,710

The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions of USD)	2020	2019
Accrued compensation	$9	$10
Other long-term liabilities	10	10
Total	$19	$20
The aggregate fair value of SBUs as of December 31, 2020 and 2019 was $28 million and $30 million, respectively. At December 31, 2020, $9 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted-average period of 1.6 years.
Employee Share Purchase Plan
ITC employees are permitted to purchase common shares of Fortis stock under the Fortis ESPP. ITC Holdings also makes contributions as additional compensation to participating employees’ ESPP accounts. The cost of ITC Holdings’ contribution for the years ended December 31, 2020, 2019, and 2018 was less than $1 million, respectively.
16.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines as discussed in Note 3. We have investments in jointly owned utility assets as shown in the table below as of December 31, 2020:

	Net Investments (a)
(In millions of USD)	Substations	Lines
ITCTransmission (b)	$—	$29
METC (c)	17	41
ITC Midwest (d)	44	41
ITC Great Plains (e)	10	23
Total	$71	$134
____________________________
(a)Amount represents our investment in jointly held plant, which has been reduced by the ownership interest amounts of other parties.
(b)ITCTransmission has joint ownership in two 345 kV transmission lines with a municipal power agency that has a 50.4% ownership interest in the transmission lines. An Ownership and Operating Agreement with the municipal power agency provides ITCTransmission with authority for construction of capital improvements and for the operation and management of the transmission lines. The municipal power agency is responsible for the capital and operation and maintenance costs allocable to their ownership interest.
(c)METC has joint ownership in several assets within various substations with Consumers Energy, other municipal distribution systems and other generators. The rights, responsibilities and obligations for these jointly owned assets are documented in the DT Interconnection Agreement with Consumers Energy and in numerous interconnection facilities agreements with various municipalities and other generators. In addition, other municipal power agencies and cooperatives have an ownership interest in several METC 345 kV transmission lines. This ownership entitles these municipal power agencies and cooperatives to approximately 608 MW of network transmission service from the METC transmission system. As of December 31, 2020, METC’s ownership percentages for jointly owned substation facilities and lines ranged from less than 1.0% to 92.0% and 1.0% to 41.9%, respectively.
(d)ITC Midwest has joint ownership in several substations and transmission lines with various parties. ITC Midwest’s ownership percentages for jointly owned substation facilities and lines ranged from 28.0% to 80.0% and 11.0% to 80.0%, respectively, as of December 31, 2020.

(e)ITC Great Plains has joint ownership in a transmission project with an electric cooperative. ITC Great Plains is responsible for construction and operation of the project and the electric cooperative is responsible for their ownership percentage of capital and operation and maintenance costs. As of December 31, 2020, ITC Great Plains’ ownership percentage in the project was 51.0%.
17.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of less than $1 million at December 31, 2020 and December 31, 2019 and intercompany payables to Fortis and such subsidiaries of less than $1 million at December 31, 2020 and December 31, 2019.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. ITC Holdings had such expense for the years ended December 31, 2020 and 2019 of $10 million and for the year ended December 31, 2018 of $8 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were $2 million for the year ended December 31, 2020 and less than $1 million for the years ended December 31, 2019 and 2018.
Dividends
We paid dividends of $330 million, $250 million and $200 million during the years ended December 31, 2020, 2019 and 2018, respectively, to ITC Investment Holdings. ITC Holdings also paid dividends of $58 million to ITC Investment Holdings in January 2021.
Transfer of Membership Interests
In February 2021, we transferred our membership interests in certain wholly-owned development entities to our parent company, ITC Investment Holdings. The transfer was accounted for at book value as a non-reciprocal transfer of value. There was no gain or loss recognized on the transfer. The transfer will not have a material impact on our consolidated results of operations, cash flows or financial condition.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. In April 2020, ITC Holdings paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes. During the years ended December 31, 2020 and 2019, we received a payment of $2 million from FortisUS for a tax refund that originated prior to establishing the tax sharing agreement.
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
Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Many of the properties that we own or operate have been used for many years and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include aboveground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained PCBs. Some of our facilities and electrical equipment may also contain asbestos containment materials. Our facilities and equipment are often situated on or near property owned by others so that, if they are the source of contamination, others’ property may be affected. For example, aboveground and underground transmission lines sometimes traverse properties that we do not own and transmission assets that we own or operate are sometimes commingled at our transmission stations with distribution assets owned or operated by our transmission customers.
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
On September 28, 2016, the FERC issued the September 2016 Order that set the base ROE at 10.32%, with a maximum ROE of 11.35%, effective for the period from November 12, 2013 through February 11, 2015 based on the two-step DCF methodology adopted in previous complaint matters for other utilities. The September 2016 Order required our MISO Regulated Operating subsidiaries to provide refunds, including interest, which were completed in 2017. Additionally, the base ROE established by the September 2016 Order was to be used prospectively from the date of that order until a new approved base ROE was established by the FERC. On October 28, 2016, the MISO TOs, including our MISO Regulated Operating Subsidiaries, filed a request with the FERC for rehearing of the September 2016 Order regarding the short-term growth projections in the two-step DCF analysis. Additional impacts to the base ROE for the period of the Initial Complaint and the related accrued refund liabilities resulted from the November 2019 Order and May 2020 Order issued by the FERC, as discussed below.
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
Financial Statement Impacts
As of December 31, 2020, we had recorded an aggregate current regulatory asset and current regulatory liability of $8 million and $13 million, respectively, and as of December 31, 2019, we had recorded an aggregate current regulatory liability of $70 million in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the year ended December 31, 2020, we refunded $31 million of the regulatory liability to customers. We had recorded an aggregate estimated current regulatory liability in the consolidated statements of financial position of $151 million as of December 31, 2018 for the Second Complaint, which was reversed in November 2019 following the November 2019 Order. Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries will be required to provide refunds related to the Second Complaint and these refunds could be material.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable incentive adders. See Note 6 for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the consolidated statements of comprehensive income:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Revenue increase	$32	$69	$1
Interest expense (decrease) increase	(3)	(12)	7
Estimated net income increase (reduction)	25	61	(4)
As of December 31, 2020, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Purchase Obligations
At December 31, 2020, we had purchase obligations of $83 million representing commitments for materials, services and equipment that had not been received as of December 31, 2020, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $73 million is expected to be paid in 2021, with the majority of the items related to materials and equipment that have long production lead times.
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

Amended and Restated Easement Agreement. Under the Easement Agreement, Consumers Energy provides METC with an easement to the land on which a majority of METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity for Consumers Energy and others are located. The term of the Easement Agreement runs through December 31, 2050 and is subject to 10 automatic 50-year renewals thereafter unless METC gives notice of nonrenewal at least one year in advance. METC pays Consumers Energy $10 million in annual rent per year for the easement and also pays for any rentals, property, taxes, and other fees related to the property covered by the Easement Agreement. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expenses.
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
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.6%, 23.9% and 23.9%, respectively, or $265 million, $292 million and $292 million, respectively, of our consolidated billed revenues for the year ended December 31, 2020. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2018 revenue accruals and deferrals and exclude any amounts for the 2020 revenue accruals and deferrals that were included in our 2020 operating revenues but will not be billed to our customers until 2022. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
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

	December 31,
(In millions of USD)	2020	2019	2018	2017
Cash and cash equivalents	$4	$4	$6	$66
Restricted cash included in:
Other non-current assets	2	2	4	2
Total cash, cash equivalents and restricted cash	$6	$6	$10	$68
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flow Information

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$236	$228	$223
Income taxes paid	2	—	—
Income tax refunds received	2	3	13
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	135	92	94
Allowance for equity funds used during construction	27	29	33
Right-of-use assets obtained in exchange for new operating lease liabilities	—	5	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2020, 2019 or 2018, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
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

ITC Holdings and Other
Information below for ITC Holdings and Other consists primarily of a holding company whose activities include debt financings and general corporate activities. The other subsidiaries of ITC Holdings, excluding the Regulated Operating Subsidiaries, do not have significant operations.

	Regulated
	Operating	ITC Holdings	Reconciliations/
2020	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,333	$1	$(36)	$1,298
Depreciation and amortization	218	1	—	219
Interest expense, net	118	122	—	240
Income (loss) before income taxes	683	(140)	—	543
Income tax provision (benefit)	179	(43)	—	136
Net income	504	407	(504)	407
Property, plant and equipment, net	9,319	8	—	9,327
Goodwill	950	—	—	950
Total assets (a)	10,710	5,830	(5,715)	10,825
Capital expenditures	886	—	(1)	885

	Regulated
	Operating	ITC Holdings	Reconciliations/
2019	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,358	$—	$(31)	$1,327
Depreciation and amortization	201	2	—	203
Interest expense, net	105	119	—	224
Income (loss) before income taxes	710	(150)	—	560
Income tax provision (benefit)	179	(47)	—	132
Net income	531	428	(531)	428
Property, plant and equipment, net	8,573	9	—	8,582
Goodwill	950	—	—	950
Total assets (a)	9,946	5,402	(5,290)	10,058
Capital expenditures	874	—	(9)	865

	Regulated
	Operating	ITC Holdings	Reconciliations/
2018	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,185	$—	$(29)	$1,156
Depreciation and amortization	179	1	—	180
Interest expense, net	110	114	—	224
Income (loss) before income taxes	585	(144)	—	441
Income tax provision (benefit)	148	(37)	—	111
Net income	437	330	(437)	330
Property, plant and equipment, net	7,901	9	—	7,910
Goodwill	950	—	—	950
Total assets (a)	9,224	4,977	(4,872)	9,329
Capital expenditures	773	—	(4)	769
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
Our Bylaws provide for the election of directors at each annual meeting of shareholders. Each director serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her resignation or removal.
Pursuant to the Merger Agreement and the Shareholders Agreement, the Board must consist of the Chief Executive Officer of the Company (Ms. Apsey), a representative of Eiffel, the GIC subsidiary that is a minority investor in ITC Investment Holdings (Mr. Greenbaum), a minority of representatives of Fortis (Messrs. Hutchens and Laurito) and a majority of directors who are independent of Fortis. All directors must be independent of any “market participant” in MISO and SPP and a majority of the directors must be “independent” as defined in the Shareholders Agreement. See “Item 13 Certain Relationships And Related Transactions, And Director Independence — Director Independence.”
Linda H. Apsey, 51. Ms. Apsey became President and Chief Executive Officer of the Company in November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our five Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s five

Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc.
Robert A. Elliott, 65. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott is currently the Chairman of the Board of UNS Energy Corporation, a subsidiary of Fortis, and has been a board member of that company since 2014. Mr. Elliott currently serves on the board of directors of AAA Auto Club Partners and AAA Mountain West Group and served as the Chair of the board of directors of AAA Mountain West Group from 2016 to 2020. He previously served on the board of directors of AAA Arizona Inc. from 2007 to 2016 and AAA CSAA Insurance from 2018 to 2020. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors.
Albert Ernst, 71. Mr. Ernst became a director of the Company in January 2017. Mr. Ernst was also a member of the ITC Holdings Board of Directors from August 2014 through the closing of the transactions resulting from the Merger Agreement in October 2016, as described in the Merger Agreement. Mr. Ernst is a retired member of the law firm of Dykema Gossett PLLC, where he also served as director of Dykema’s Energy Industry Group. His experience with companies in the public utility, energy, transmission, telecommunications and rural electric cooperative fields spans more than three decades. With Dykema, Mr. Ernst worked with leading energy clients including our subsidiaries, ITCTransmission and METC. He also served as a consultant on utility-related matters to the U.S. Department of Defense, the Department of Energy and the General Services Administration. The Board selected Mr. Ernst to serve as a director due to his lifelong career in the energy industry, as well as his invaluable experience with public utility and energy matters and decades of experience in the practice of law.
Debora M. Frodl, 55. Ms. Frodl became a director of the Company in August 2020. Ms. Frodl is the founder of DF Strategies, a strategic consultancy firm in Minneapolis, MN, since 2018. She previously enjoyed a 28-year career at General Electric, where she most recently was Global Executive Director, Ecomagination from December 2012 to December 2017. Ms. Frodl gained over twenty years of senior executive experience at GE Capital, serving in roles including Senior Vice President and CEO and President. Ms. Frodl currently serves as a member of the Board of Directors for Renewable Energy Group, Inc., XL Fleet Corporation, and Spring Valley Acquisition Corporation. Since 2014, Ms. Frodl has served as an ambassador for the US Department of Energy’s Clean Energy, Education & Empowerment for Women Initiative. She also serves on the Advisory Board for the National Renewable Energy Lab, Joint Institute of Strategic Energy Analysis and University of Minnesota, Institute on the Environment. The Board selected Ms. Frodl to serve as a director due to her career in the energy industry, and her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business.
Alexander I. Greenbaum, 37. Mr. Greenbaum became a director of the Company in July 2019. Mr. Greenbaum is the North America Head of Infrastructure for GIC. In this role he is responsible for acquisitions and asset management for a diverse portfolio of infrastructure assets. Prior to joining GIC in May 2015, he was an Executive Director in the Infrastructure group of UBS Investment Bank from July 2005 until May 2015. Mr. Greenbaum currently serves on the board of directors of Tallgrass Energy, LP, a partnership that owns, operates, acquires and develops midstream energy assets in North America, and Genesee & Wyoming Inc., a railroad holding company that operates railroads in North America and Europe. He previously served on the boards of directors of Arrowhead ST Holdings, a crude oil pipeline operator, HEP Catalyst InvestCo, a crude oil and natural gas gathering and processing company that operates in the Permian Basin, Starwest Generation, an independent power producer with operations in Arizona, and Texas Transmission Holdings Company. Mr. Greenbaum was appointed as a member of our Board of Directors by Eiffel.
Lt. Gen. Ronnie Hawkins, Jr., USAF, Retired, 65. Lt. Gen. Hawkins, Jr. became a director of the Company in June 2020. Lt. Gen. Hawkins Jr. was appointed as President of Angelo State University, which is part of the Texas Tech University System, in 2020. Lt. Gen. Hawkins Jr. is also the President and CEO of the Hawkins Group, a consultancy focusing on digital, information technology and cybersecurity challenges for Fortune 500 clients and the U.S. Government. He founded the Hawkins Group in 2015 after serving more than a 37-year decorated career in the United States Air Force, which included leadership roles in critical infrastructure and key information systems used by the Department of Defense and its coalition partners. The Board selected Lt. Gen. Hawkins Jr. due to his vast knowledge of cybersecurity and information systems as well as his leadership experience.
David G. Hutchens, 54. Mr. Hutchens became a director of the Company in January 2021. Mr. Hutchens is the President and Chief Executive Officer of Fortis and has served as such since January 2021. Prior to his current position, Mr. Hutchens was appointed to Chief Operating Officer of Fortis in January 2020 while concurrently serving as the Chief Executive Officer of UNS Energy Corporation, a position in which he held since May 2014. Mr. Hutchens also served as Executive Vice President, Western Utility Operations with Fortis from 2018 to 2020. His career in the energy sector spans more than 25 years, having held a variety of positions at electric and gas utilities in Arizona. He currently serves as a director of the Fortis utility subsidiaries, FortisBC, Fortis Alberta and UNS Energy Corporation.
James P. Laurito, 64. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito has served as Fortis’ Executive Vice President, Business Development since April 2016 and was named Chief Technology Officer in 2018. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito has been Chairman of the Hudson Valley Economic Development Corporation since January 1, 2015 and currently serves on the board of Belize Electricity Co. Ltd. and Fortis’ Central Hudson Gas & Electric Corporation subsidiary.
Sandra E. Pierce, 62. Ms. Pierce was appointed as Chair of the Board of Directors of the Company in May 2020 and has served as a director of the Company since January 2017. Ms. Pierce is Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Barton Malow Enterprises, Penske Automotive Group and American Axle & Manufacturing, Inc. She also serves as the vice chair of Business Leaders of Michigan, chair of the Detroit Financial Advisory Board and the chair of the Henry Ford Health System. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 65. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. The Board has determined that Mr. Prust is an “audit committee financial expert”, as that term is defined under SEC rules.
A. Douglas Rothwell, 64. Mr. Rothwell became a director of the Company in October 2017. Mr. Rothwell served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100 CEOs from 2005 through 2020. Mr. Rothwell currently chairs the University of North Carolina at Chapel Hill’s (“UNC”) Ackland Museum board in addition to serving as an Executive Residence for Economic Development at UNC. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.

Linda H. Apsey, 51. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 46. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Ms. Holloway currently serves as a member of the Finance & Audit Committee for the Children’s Hospital of Michigan Foundation and as a member of the Board of Directors of Inforum.
Jon E. Jipping, 54. Jon E. Jipping has served as Executive Vice President and Chief Operating Officer since June 2007. Mr. Jipping is responsible for transmission system planning, system operations, engineering, supply chain, field construction and maintenance, and information technology. Prior to this appointment, Mr. Jipping served as Senior Vice President - Engineering and was responsible for transmission system design, project engineering and asset management. Mr. Jipping joined the Company as Director of Engineering in March 2003, was appointed Vice President - Engineering in 2005 and was named Senior Vice President in February 2006. Mr. Jipping currently serves on the board of Wataynikaneyap Power PM Inc., an entity owned by FortisOntario, Inc., a subsidiary of Fortis, which was created to develop and operate transmission to connect remote First Nation communities to the electrical grid in northwestern Ontario, Canada. He was appointed to the Michigan Technological University Board of Trustees as a Board Member in 2020.
Christine Mason Soneral, 48. Christine Mason Soneral has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since October 2020. She was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. She is responsible for all corporate legal affairs and the leadership of our legal department, which includes the legal, real estate, contract administration and corporate compliance functions. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation matters of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral served on the board of Citizens Research Council, a privately funded, not-for-profit public affairs research organization from 2014 to 2020. Ms. Mason Soneral also currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and is a Co-Founder and Director of Michigan State University’s Women’s Leadership Institute.
Krista K. Tanner, 46. Ms. Tanner has served as our Senior Vice President and Chief Business Unit Officer since February 2019. Ms. Tanner is responsible for strategic direction, customer service, local government and community affairs and financial performance for four of the Company’s operating subsidiaries: ITC Midwest, ITC Great Plains, ITCTransmission and METC. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Ms. Tanner previously served as a member of the Board of Directors of the Midwest Reliability Organization from 2017 to 2019. Ms. Tanner currently serves as a member of the Board of Directors of Delta Dental of Iowa.
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
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2020, and our former Executive Vice President and Chief Administrative Officer. We refer to these individuals collectively as the “named executive officers” or “NEOs”.
The Company’s named executive officers for 2020 were:

Name	Position
Linda H. Apsey	President and Chief Executive Officer
Gretchen L. Holloway	Senior Vice President and Chief Financial Officer
Jon E. Jipping	Executive Vice President and Chief Operating Officer
Christine Mason Soneral	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Krista Tanner	Senior Vice Present and Chief Business Unit Officer
Daniel J. Oginsky	Former Executive Vice President and Chief Administrative Officer
Mr. Oginsky, whose employment with the Company terminated in May 2020, is included as an NEO in the discussion below in accordance with applicable SEC rules.
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
The Committee made the following decisions with regard to executive compensation in 2020:
•Base salary increases. Base salary increases were provided to each of our NEOs in 2020 to reward individual performance and to remain competitive and aligned with market.
•Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2020 performance of approximately 141% of target. This was based on achieving 85% of the performance targets established under the annual corporate performance bonus plan in early 2020 and achievement of certain performance factors which resulted in a bonus multiplier of 1.66. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”
•Long-term equity incentives. We granted long-term equity incentive awards to our NEOs in January 2020. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.
Overview and Philosophy
The objectives of our compensation program are to attract first-class executive talent in a competitive environment and to motivate and retain key employees who are crucial to our success by rewarding Company and individual performance that promotes long-term sustainable growth and increases shareholder value by:

•Performing best-in-class utility operations;
•Improving reliability, reducing congestion, and facilitating access to generation resources; and
•Utilizing our experience and skills to seek and identify opportunities to invest in needed transmission and to optimize the value of those investments.
Our compensation program is designed to motivate and reward individual and corporate performance. Our compensation philosophy is to:
•Provide for flexibility in pay practices to recognize our unique position and growth proposition;
•Use a market-based pay program aligned with pay-for-performance objectives;
•Leverage incentives, where possible, and align long-term incentive awards with improvements in our financial performance and shareholder value;
•Provide benefits through flexible, cost-effective plans while taking into account business needs and affordability; and
•Provide other non-monetary awards to recognize and incentivize performance.
Risk and Reward Balance
When reviewing the compensation program, the Committee considers the impact of the program on the Company’s risk profile. The Committee believes that the compensation program has been structured with the appropriate mix and design of elements to provide strong incentives for executives to balance risk and reward, without excessive risk taking.
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2020, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered compensation plan design and administration/governance risk.
Based on a report from FW Cook concluding that the Company’s compensation programs do not create risks that are reasonably likely to have a material adverse impact on the Company, the Committee concluded that none of our compensation programs and features contain elements that create material risk to the Company. Risk mitigating factors with respect to the Company’s compensation programs included a market competitive pay mix, the linking of pay to performance through annual cash bonus and long-term equity incentive plans, caps on annual cash bonus and long-term equity incentive plan payouts, various performance measures that are both financially and operationally focused, stock ownership guidelines, prohibition on hedging and pledging, oversight by an independent committee of directors, regular review of NEO tally sheets and engagement of an independent compensation consultant.
Benchmarking and Relationship of Compensation Elements
Benchmarking. We reviewed market competitive target pay levels from two distinct market samples, utility and general industry data, as reflected in published surveys. FW Cook, the Committee’s independent advisor, compiled data for the following components of compensation — base salary, target annual cash bonus incentive and target long-term incentive, as well as target total cash compensation and target total direct compensation. Position-specific market target pay levels are reviewed for utility-specific data from the Willis Towers Watson Energy Services Executive Compensation Survey and general industry data from the Willis Towers Watson General Industry Executive Compensation Survey. The energy services data is used as our primary source with the general industry data provided as an additional reference point for positions other than those specific to the utility industry. The market data were aged and size-adjusted to correspond to our adjusted revenue scope. The adjusted revenue scope accounts for our unique business model and reflects the competitive incremental revenue that would normally be embedded in rates to reflect a typical cost of goods sold factor.
Our compensation strategy is to target compensation at the median (50th percentile) of the energy services benchmark data, plus or minus 20%, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. The Committee adopted this strategy in October 2019. In November 2019, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 25th, 50th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs is at the high end of the targeted competitive position.
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
Pay Review Process. In addition to the Committee’s benchmarking analysis, our CEO reviewed and examined market survey compensation levels and practices, as well as individual responsibilities and performance, our compensation philosophy and other related information to develop proposed compensation for each of our NEOs, other than herself. Ms. Apsey evaluated the performance of the NEOs, other than herself, and made recommendations on their salaries, target cash bonus incentive levels and long-term equity incentive awards. The Committee considered these recommendations in its decision making and conferred with FW Cook, its compensation consultant, to understand the impact and result of any such recommendations. The Committee uses market data and recommendations from FW Cook and makes recommendations on Ms. Apsey’s salary, cash bonus incentive targets and long-term equity incentive awards to the Board of Directors. The Board of Directors (other than Ms. Apsey) evaluates Ms. Apsey’s performance and considers the Committee’s recommendations in its decision making.
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2020 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In setting executive compensation levels, the Committee retained full discretion to consider or disregard data collected through benchmarking studies. Compensation decisions also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors.
Key Components of Our NEO Compensation Program
The key components of our executive compensation program are discussed below.
•Base Salary — provides sufficient competitive pay to attract and retain experienced and successful executives.
•Cash Bonus Incentive — encourages and rewards contributions to our annual corporate performance goals.
•Long Term Equity Incentives — encourages a multi-year focus on performance, rewards building long-term shareholder value and helps retain NEOs.
The other elements of our executive compensation program are discussed below under the heading “Other Components of Our Executive Compensation Program” which summarize the benefit programs that are available to our NEOs.
In aggregate, the NEOs’ target total direct compensation value (salary, annual target bonus and long-term incentive opportunities) was at the high end of the targeted competitive position of median plus or minus 20% when compared to the energy services benchmark data. Current positioning reflects median base salaries and above median target bonus and long-term incentive opportunities. The Committee continues to monitor and balance competitive practice, talent needs and cost considerations when setting compensation.
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

The 2020 base salaries for the NEOs, including any year-over-year change, were:

NEO	2019 Base Salary	2020 Base Salary	Percent Increase
Linda H. Apsey	$800,000	$816,000	2.0%
Gretchen L. Holloway	390,000	397,800	2.0%
Jon E. Jipping	580,000	585,800	1.0%
Christine Mason Soneral	390,000	393,900	1.0%
Krista Tanner	325,000	339,600	4.5%
Daniel J. Oginsky	485,000	485,000	—%
Ms. Tanner’s higher percentage increase reflects her expanding role and responsibilities.
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
For 2020, Financial goals, representing 20%, plus Safety & Compliance, representing 20%, determined 40% of the target bonus opportunity, while System Performance, representing 30%, and Capital Project Plan, representing 30%, determined the remaining 60% of the target bonus opportunity. This reflected the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
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
Corporate performance goal criteria approved by the Committee for 2020, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.

Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2020 Results	Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is consistent with the approach used in 2019 and based on the 2020 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $168M.	10%	$140M	10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from our Regulated Operating Subsidiaries.	Target based on the 2020 Board-approved budget. Adjusted Net Income at or above $491M to achieve 10%; Adjusted Net Income at or above $467M to achieve 5%.	5% - 10%	$496M	10%
Total				20%		20%

Safety & Compliance goals represented 20% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Infrastructure Protection.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2020 Results	Actual Payout
Safety & Compliance 20% Maximum Potential Payout	Safety as measured by lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior years and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 2 or fewer lost work day cases for injuries to Company employees and specified contract employees.	5%	0	5%
	Safety as measured by recordable incidents	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents reduced by 1 from prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 8 or fewer recordable incidents for injuries to Company employees and specified contract employees.	5%	2	5%
	Infrastructure Protection	Maintaining cyber and physical security is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and physical space, helping protect our most important assets. Implementation of the 2020 Cyber Plan and Physical Security Plan, as presented to and approved by the Board of Directors, implementation of each Plan worth 5%.	10%	Completed	10%
Total				20%		20%
System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan. Achievement of targets for outage frequency were made more difficult for ITC Midwest in 2020 from previous years due to improved system performance.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2020 Results	Actual Payout
System Performance and Capital Project Plan 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target unchanged from prior year for ITCTransmission and METC, reduced from prior year for ITC Midwest; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (13 or fewer, representing top decile performance); METC (25 or fewer, representing top decile performance); ITC Midwest (63 or fewer, representing a reduction of 3 outages and top decile performance, no more than 52 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 13 METC - 32 ITC Midwest - 63/50	10%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2020 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (10) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $91.0M.	15%	ITCTransmission and METC high priority initiatives not completed; ITC Midwest high priority initiatives completed under budget; All completed high priority Field O&M initiatives under budget of $91.0M	5%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2020, with a threshold level also established. Complete $721M of the 2020 Capital Project Plan to achieve 30%; Complete $683M to achieve 15%.	15 - 30%	$938M	30%
				60%		45%

Total Bonus (as a percent of target bonus level)				100%		85%
____________________________

(1)We utilize adjusted net income as a criterion in measuring achievement of financial goals for our annual corporate performance bonus. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries as follows:

(In millions of USD)	2020
Net Income of Regulated Operating Subsidiaries	$504
Adjustments Related to ROE Matters	(12)
Other Adjustments	4
Adjusted Net Income	$496
Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, we include a performance factor under which their ACPBs may be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Maximum	Achievement	Multiplier	Weight	Result
Capital Project Plan	$759M	$820M	$938M	2.00x	30%	0.60x
Cash from Operations Pre-Working Capital	$669M	$703M	$680M	1.25x	25%	0.31x
Adjusted Consolidated Net Income (1)	$391M	$411M	$401M	1.50x	30%	0.45x
Inclusion & Diversity Plan	Create Plan	Level 2 Milestones	Level 2 Milestones	2.00x	15%	0.30x
Bonus Multiplier						1.66x
____________________________
(1)We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(In millions of USD)	2020
Net Income	$407
Adjustments Related to ROE Matters	(12)
Other	6
Adjusted Consolidated Net Income	$401
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100%. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.66x. This performance factor was applied to each executive’s ACPB factor of 85% to produce a final payment of approximately 141% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels”. Target bonus levels for 2020 were 100% of base salary for each NEO. Mr. Oginsky received a prorated portion of the annual bonus based on his time employed by the Company in 2020.
Long-Term Incentive
The Committee provides and maintains a long-term equity incentive program under the 2017 Omnibus Plan, the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan. In February 2020, the Committee approved grants of SBUs and PBUs to the NEOs, based on our CEO’s recommendation (except for grants to the CEO), and also on the Committee’s assessment of the performance of the Company and the executive. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs can be earned for results in two equally-weighted measures, Total Shareholder Return (relative to Fortis’ peer group) and cumulative consolidated net income, over the three-year performance period. The PBU metrics were selected as Total Shareholder Return aligns with the Fortis shareholder experience and cumulative consolidated net income measures the sustained growth (organic and development), cost management and efficiency. Each unit is generally equivalent to one share of Fortis stock (as traded on the Toronto Stock Exchange) and earned PBU units are payable in cash and earned SBU units are payable in cash or Fortis common stock. Awards to the CEO were also presented to the Board of Directors by the Committee and ratified by the Board of Directors (other than the CEO). The amounts and more detailed terms of the 2020 SBU and PBU grants made under the Fortis Inc. 2020 Restricted Share Unit Plan and the Executive Omnibus Plan are described in the narrative following the Grants of Plan-Based Awards Table. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism, and further align the interests of the NEOs with the interests of the Fortis shareholder. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2020 awards were made, the award values were targeted to be:

NEO	Grant Value Percent of Salary
Ms. Apsey	250%
Ms. Holloway	175%
Mr. Jipping	175%
Ms. Mason Soneral	175%
Ms. Tanner	175%
Mr. Oginsky	175%
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
DEBORA M. FRODL    ALEXANDER I. GREENBAUM    DAVID G. HUTCHENS    A. DOUGLAS ROTHWELL

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
Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, President & CEO	2020	$819,630	$2,036,614	$1,151,376	$359,039	$84,625	$4,451,284
	2019	794,692	2,061,860	1,352,000	322,636	55,516	4,586,704
	2018	752,712	1,747,386	1,169,118	123,927	66,909	3,860,052

Gretchen L. Holloway SVP & CFO	2020	399,570	695,003	561,296	181,670	36,936	1,874,475
	2019	388,115	703,598	659,100	147,032	36,362	1,934,207
	2018	367,962	599,433	572,945	81,152	34,351	1,655,843

Jon E. Jipping, EVP & COO	2020	589,347	1,023,422	826,564	522,326	38,199	2,999,858
	2019	578,000	1,046,405	980,200	568,493	38,169	3,211,267
	2018	553,674	899,149	859,418	63,980	37,869	2,414,090

Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2020	396,285	688,169	555,793	200,948	35,950	1,877,145
	2019	389,469	703,598	659,100	170,742	36,500	1,959,409
	2018	377,204	612,373	585,333	66,424	35,250	1,676,584

Krista Tanner, SVP & CBUO	2020	339,797	593,288	479,176	123,653	34,620	1,570,534

Daniel J. Oginsky, Former EVP & CAO (5)	2020	252,759	847,330	—	23,000	1,662,596	2,785,685
	2019	483,988	875,001	819,650	236,208	36,742	2,451,589
	2018	466,685	758,200	724,698	51,865	36,556	2,038,004
____________________________
(1)    The amounts reported in this column represent the fair value of PBU awards and SBU awards granted to the NEOs under the 2017 Omnibus Plan, the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718.
The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the payout of the performance (which approximates target achievement), and market conditions, with the market condition fair value determined using a Monte Carlo simulation valuation model. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash, see “Grants of Plan-Based Awards.” The value of the 2020 PBU awards at the grant date assuming that the highest level of performance conditions will be achieved are as follows:

Ms. Apsey	$2,715,447
Ms. Holloway	926,663
Mr. Jipping	1,364,526
Ms. Mason Soneral	917,538
Ms. Tanner	791,024
Mr. Oginsky	1,129,749
(2)    The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our annual corporate performance bonus plan in effect for each of 2020, 2019 and 2018. For information regarding the corporate goals for 2020, see “Compensation Discussion and Analysis -

Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus." Mr. Oginsky’s 2020 bonus was prorated based on his time employed by the Company in 2020.
(3)    All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 4.39% in 2018, 3.44% in 2019 and 2.74% for 2020. The mortality assumption was changed from the Adjusted RP-2014 table projected for future mortality improvements with MP-2017 generational scale to the Pri-2012 tables with MP-2020 mortality improvement scale.
(4)    All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, event tickets, personal liability insurance, personal use of company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2020, 2019 and 2018 are itemized in the table below as required by applicable SEC rules.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Other Benefits	Severance Payments	Total
Linda H. Apsey	2020	$17,100	$40,440	$27,085	$—	$84,625
	2019	16,800	19,777	18,939	—	55,516
	2018	14,750	25,074	27,085	—	66,909

Gretchen L. Holloway	2020	15,450	—	21,486	—	36,936
	2019	15,100	—	21,262	—	36,362
	2018	14,750	—	19,601	—	34,351

Jon E. Jipping	2020	17,100	—	21,099	—	38,199
	2019	16,800	—	21,369	—	38,169
	2018	16,500	—	21,369	—	37,869

Christine Mason Soneral	2020	15,450	—	20,500	—	35,950
	2019	15,100	—	21,400	—	36,500
	2018	14,750	—	20,500	—	35,250

Krista Tanner	2020	14,120	—	20,500	—	34,620

Daniel J. Oginsky	2020	15,450	—	3,385	1,643,761	1,662,596
	2019	15,100	—	21,642	—	36,742
	2018	14,750	—	21,806	—	36,556
We purchase tickets to various sporting, civic, cultural, charity and entertainment events. We use these tickets for business development, partnership building, charitable donations and community involvement. If not used for business purposes, we may make these tickets available to employees, including the NEOs, as a form of recognition and reward for their efforts. Because such tickets have already been purchased, we do not believe that there is any aggregate incremental cost to the Company, if a NEO uses a ticket for personal purposes. The severance payments made to Mr. Oginsky include cash payments totaling $1,643,761, made up of (i) $259,898 paid as a prorated portion of his annual bonus, (ii) continuation of his base salary totaling $283,192, (iii) acceleration of SBUs totaling $337,849 (iv) $743,232 paid as a prorated portion of his PBU award, and (v) premiums for COBRA coverage totaling $19,590.

(5)Mr. Oginsky’s employment with the Company was terminated in May 2020.
Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2020.

Name	Grant Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)	Target (#)(2)	Maximum (#)(2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	1/1/2020	SBU	$—	$—	$—	—	—	—	16,367	$678,890
	1/1/2020	PBU	—	—	—	16,366	32,732	65,464	—	1,357,723
		ACPB	—	816,000	1,632,000	—	—	—	—	—

Gretchen L. Holloway	1/1/2020	SBU	—	—	—	—	—	—	5,585	231,671
	1/1/2020	PBU	—	—	—	5,585	11,170	22,340	—	463,332
		ACPB	—	397,800	795,600	—	—	—	—	—

Jon E. Jipping	1/1/2020	SBU	—	—	—	—	—	—	8,225	341,159
	1/1/2020	PBU	—	—	—	8,224	16,448	32,896	—	682,263
		ACPB	—	585,800	1,171,600	—	—	—	—	—

Christine Mason Soneral	1/1/2020	SBU	—	—	—	—	—	—	5,530	229,400
	1/1/2020	PBU	—	—	—	5,530	11,060	22,120	—	458,769
		ACPB	—	393,900	787,800	—	—	—	—	—

Krista Tanner	1/1/2020	SBU	—	—	—	—	—	—	4,768	197,777
	1/1/2020	PBU	—	—	—	4,768	9,535	19,070	—	395,512
		ACPB	—	339,600	679,200	—	—	—	—	—

Daniel J. Oginsky	1/1/2020	SBU	—	—	—	—	—	—	6,809	282,455
	1/1/2020	PBU	—	—	—	6,809	13,618	27,236	—	564,875
		ACPB	—	485,000	970,000	—	—	—	—	—
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
(2)    Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2020 Fortis peer group and (2) cumulative consolidated net income for each fiscal year during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding performance share awards, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”
(3)    Grant Date Fair Value consists of SBUs and PBUs awarded under the Fortis Inc. 2020 Restricted Share Unit Plan and Executive Omnibus Plan, respectively, with a grant date of January 1, 2020. The SBUs and PBUs reflected here are recorded at fair value at the date of grant, which was $41.48 per share. Share fair values were converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the plans.
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
The Committee had the power to award SBUs in the form of equity or cash under the Fortis Inc. 2020 Restricted Share Unit Plan and PBUs in the form of equity or cash under the Executive Omnibus Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2020 to the NEOs were made under their respective plans pursuant to terms stated in the SBU and PBU award agreements.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO on January 1, 2020 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on January 1, 2023 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. One-half of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”) and one-half of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”). The PBUs will become earned as set forth in the following table:

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
The performance period for the award is January 1, 2020 through December 31, 2022 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2020 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following 25 U.S. and Canadian public utility companies:

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
Edison International

The Total Shareholder Return of Fortis and the Peer Companies shall be computed in U.S. dollars as follows:
A: Calculate the Market Price as of the first day of the Payment Criteria Period (if necessary, converted into U.S. dollars based on the Award Conversion Rate as defined in the Executive Omnibus Plan)
B: Calculate the Market Price as of the last day of the Payment Criteria Period (if necessary, converted into U.S. dollars based on the Award Conversion Rate)
C: Calculate the total dividends paid per share of its common stock (or equivalent security) during the Payment Criteria Period (if necessary, converted into U.S. dollars based on the Award Conversion Rate)
Total Shareholder Return = ((B - A) + C)/A
Adjusted Consolidated Net Income for the Company for each calendar year in the Payment Criteria Period shall be equal to net income as set forth in the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for such year, as adjusted for extraordinary items and changes in Return on Equity, in each case in the Committee’s discretion. Cumulative Consolidated Net Income for the Company during the Payment Criteria Period shall be the sum of the Adjusted Consolidated Net Income for each of the three years in the Payment Criteria Period.
If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or “Retirement”, and the grantee has been employed with the Company for 15 years or more, the grantee will receive, following the PBU Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the PBU Vesting Date. If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive, following the PBU Vesting Date, (i) one-third of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the one-year anniversary of the PBU Grant Date and before the two-year anniversary of the PBU Grant Date, and (ii) two-thirds of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred one or after the two-year anniversary of the PBU Grant Date but before the PBU Vesting Date. If termination occurs prior to the PBU Vesting Date other than as a result of death, disability or Retirement, grantee will forfeit the award.
“Retirement” is defined to mean termination of grantee’s employment with the Company upon or after completing 10 years of service with the Company after attaining the age of 45 if the grantee has provided the Company with at least six months’ written notice of such retirement.
Upon a “Change of Control”, as defined in the Executive Omnibus Plan, all outstanding PBUs become redeemable on the effective date of the consummation of the event resulting in the Change of Control (the “Change of Control Redemption Date”). In the event of a Change of Control, the payout percentage for outstanding PBUs is the product of (i) the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in the Payment Criteria Period for the award through the date on which the Change of Control occurred and the denominator of which is the total number of days in the payment criteria period for the award.
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

Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on January 1, 2020 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest upon the earlier of (i) January 1, 2023 (the “SBU Vesting Date”) or (ii) the grantee's death, disability or “Retirement”. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for 15 years or more, the grantee will receive, the number of SBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive a prorated number of SBUs to reflect the actual period between the SBU Grant Date and the date of the grantee’s death, disability or Retirement. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability or Retirement, grantee will forfeit the award.
Upon a “Change of Control”, all outstanding SBUs become redeemable on the date that is immediately prior to the Change of Control Redemption Date.
“Retirement” and “Change of Control” are defined in the same manner as defined in the description of the PBU Agreement disclosed above. Grantees are entitled to receive additional dividend equivalent SBUs in the same manner as defined in the description of the PBU Agreement disclosed above.
The SBU Agreement provides that the grantee may elect to have their SBU awards vest as common shares of Fortis Inc. stock or cash payment. If the grantee does not satisfy their share holding requirement stated in the Stock Ownership Policy, 50% of the SBU awards must settle in common shares of Fortis Inc. stock.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2020 held by the NEOs.

Name	Number of Shares or Units of Stock That Have Not Vested (#) (SBUs)	Market Value of Shares or Units of Stock That Have Not Vested ($) (SBUs) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	21,432 (2)	$874,897	42,865 (3)	$3,499,470
	16,967 (4)	692,621	33,934 (5)	2,770,369

Gretchen L. Holloway	7,314 (2)	298,544	29,254 (3)	1,194,174
	5,790 (4)	236,357	23,160 (5)	945,405

Jon E. Jipping	10,877 (2)	444,014	43,506 (3)	1,775,971
	8,527 (4)	348,059	34,104 (5)	1,392,125

Christine Mason Soneral	7,314(2)	298,544	29,254 (3)	1,194,174
	5,733 (4)	234,040	22,932 (5)	936,095

Krista Tanner	4,353 (2)	177,702	17,413 (3)	710,805
	4,943 (4)	201,777	19,770 (5)	807,022

Daniel J. Oginsky	—	—	12,128 (3)	495,065
____________________________
(1)Value was determined by multiplying the number of units that have not vested by the closing price of Fortis common stock on the NYSE as of December 31, 2020 ($40.82).
(2)These unvested SBUs were granted in 2019 and generally vest on December 31, 2021. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(3)These unvested PBUs were granted in 2019 and generally vest on December 31, 2021. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved. Mr. Oginsky’s PBUs were prorated on the date of the termination of his employment with the Company and remain outstanding until performance conditions are achieved.
(4)These unvested SBUs were granted in 2020 and generally vest on January 1, 2023. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(5)These unvested PBUs were granted in 2020 and generally vest on January 1, 2023. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
Equity grants made to NEOs in 2019 were made pursuant to the 2017 Omnibus Plan. The PBU grants made to NEOs in 2020 were made pursuant to the Executive Omnibus Plan and the SBU grants made to NEOs in 2020 were made pursuant to the Fortis Inc. Restricted Share Unit Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.
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
Option Exercises and Stock Vested
The following table provides information with respect to SBUs and PBUs held by the NEOs that vested during 2020:

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)	Value of Shares or Units of Stock Realized on Vesting ($) (1)
(a)	(b)	(c)
Linda H. Apsey	19.032 (2)	$793,001
	61,664 (3)	2,569,323

Gretchen L. Holloway	6,529 (2)	272,051
	21,153 (3)	881,369

Jon E. Jipping	9,793 (2)	408,054
	31,730 (3)	1,322,093

Christine Mason Soneral	6,670 (2)	272,260
	21,610 (3)	900,422

Krista Tanner	1,705 (2)	71,023
	5,521 (3)	230,035

Daniel J. Oginsky	8,380 (4)	337,849 (4)
	17,838 (3)	743,232
____________________________
(1)Value is based on the 5-day VWAP price of common stock on the TSX on the vesting date, converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the 2017 Omnibus Plan, which is $41.6667.
(2)Amounts reported reflect the vesting of SBUs granted March 7, 2018 and associated dividend equivalent units.
(3)Amounts reported reflect the vesting of PBUs granted March 7, 2018 and associated dividend equivalent units. The award contains performance conditions established by the Committee. The performance period ended on December 31, 2020. The Committee certified the achievement of 162% of the applicable performance goals on February 2, 2021. Amount for Mr. Oginsky is prorated based on his termination date.
(4)Amounts reported reflect the prorated vesting of SBUs granted March 7, 2018 and March 6, 2019, and associated dividend equivalent units, that vested upon Mr. Oginsky’s termination of employment with the Company. The value is based on the 5-day VWAP price of common stock on the TSX on the vesting date, converted from Canadian Dollar to US Dollars using the “Award Conversion Rate” defined in the 2017 Omnibus Plan.
Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	26.58	$467,421	N/A
	ESRP Shift	N/A	39,359	N/A
	Total Qualified Plan		506,780	N/A
	ESRP	17.83	2,131,664	N/A

Gretchen Holloway	Cash Balance Component	16.95	327,627	N/A
	Total Qualified Plan		327,627	N/A
	ESRP	5.91	418,557	N/A

Jon E. Jipping	Traditional Component	30.03	2,075,036	N/A
	Total Qualified Plan		2,075,036	N/A
	ESRP	15.92	1,693,928	N/A

Christine Mason Soneral	Cash Balance Component	13.29	319,719	N/A
	Total Qualified Plan		319,719	N/A
	ESRP	13.28	825,637	N/A

Krista Tanner	Cash Balance Component	6.14	136,977	N/A
	Total Qualified Plan		136,977	N/A
	ESRP	6.14	281,183	N/A

Daniel J. Oginsky	Cash Balance Component	15.58	393,485	N/A
	Total Qualified Plan		393,485	N/A
	ESRP	15.58	1,173,054	N/A
____________________________
(1)    Credited service is estimated as of December 31, 2020 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.
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

(2)    The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2020 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2020. The rate at which future expected benefit payments were discounted in calculating present values was 2.74%, the same rate used for fiscal year-end 2020 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 1.42% for 2021 and 4.00% thereafter.
We assumed no NEOs would die or become disabled prior to retirement or terminate employment with us prior to becoming eligible for benefits unreduced for early retirement. The assumed retirement age for each executive was generally the earliest age at which benefits unreduced for early retirement were available under the respective plans. For the traditional component of the defined benefit plan, that age is the earlier of (1) age 58 with 30 years of service (including service with DTE Energy), or (2) age 60 with 15 years of service. For consistency, we generally use the same assumed retirement commencement age for other benefits, including benefits expressed as an account value where the concept of benefit reductions for early retirement is not meaningful. The assumed retirement benefit commencement ages were 58 for each NEO, except that Mr. Oginsky’s ESRP benefit will be paid in a lump sum on March 1, 2021.
Post-retirement mortality was assumed to be in accordance with the Pri-2012 mortality table projected for future mortality improvements with MP-2020 generational scale. Benefits under the traditional component of the Qualified Plan were assumed to be paid as a monthly annuity payable for the lifetime of the employee. For all other benefits, payment was assumed to be as a single lump sum, although other actuarially equivalent forms are available.
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
Benefits provided under the Qualified Plan are based on compensation up to a compensation limit under the Internal Revenue Code (which was $285,000 in 2020 and is indexed in future years). In addition, benefits provided under the Qualified Plan may not exceed a benefit limit under the Internal Revenue Code (which was $230,000 payable as a single life annuity beginning at normal retirement age in 2020).
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
Mr. Jipping’s annual accrued benefit payable in monthly installments as an annuity for his lifetime, beginning at age 60, is approximately $124,000. He is fully vested.
Cash Balance Component of Qualified Plan
Mses. Apsey, Holloway, Mason Soneral and Tanner participate in the cash balance component of the Qualified Plan. The benefits are stated as a notional account value.
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the same compensation limit as applies under the traditional component of the Qualified Plan ($285,000 in 2020). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.

Mses. Apsey, Holloway, Mason Soneral and Tanner are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2020 is approximately $440,000, Ms. Holloway’s is approximately $291,000, Ms. Mason Soneral’s is approximately $291,000, Ms. Tanner is approximately $122,000. Mr. Oginsky is entitled to receive a payment equal to his account value of $355,000 in connection with the termination of his employment in May 2020.
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
Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2020, although previous shifts have continued to earn interest credits. As of year-end 2020, her ESRP shift balance was approximately $37,000.
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
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2020, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$2,007,114
Ms. Holloway	371,553
Mr. Jipping	1,671,249
Ms. Mason Soneral	749,482
Ms. Tanner	251,388
Mr. Oginsky	1,173,054
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.

Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 100% of their salary and bonus. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs. Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Jipping elected to participate in 2019 and his deferral was withheld in 2020. Mr. Jipping also elected to participate in 2020, and his deferral will be made in 2021 due to his 2020 bonus payment occurring in 2021. Mr. Jipping is the only NEO that participated in the Executive Deferred Compensation Plan in 2020.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into employment agreements with Ms. Apsey and Mr. Jipping in December 2012 which superseded the employment agreements then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. In February 2019, we entered into an employment agreement with Ms. Tanner which superseded her employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2020.
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
In addition, the NEOs’ employment agreements provide for payments by us of certain benefits upon termination of employment. The rights available at termination depend on the situation and circumstances surrounding the terminating event. The terms “Cause” and “Good Reason” are used in the employment agreements of each NEO and an understanding of these terms is necessary to determine the appropriate rights for which a NEO is eligible. The terms are defined as follows:
•Cause means: a NEO’s continued failure substantially to perform his or her duties (other than as a result of total or partial incapacity due to physical or mental illness) for a period of 10 days following written notice by the Company to the NEO of such failure; dishonesty in the performance of the NEO’s duties; a NEO’s conviction of, or plea of nolo contender to, a crime constituting a felony or misdemeanor involving moral turpitude; willful malfeasance or willful misconduct in connection with a NEO’s duties; any act or omission which is injurious to the financial condition or business reputation of the Company; or violation of the non-compete or confidentiality provisions of the employment agreement.
•Good reason means: a greater than 10% reduction in the total value of the NEO’s base salary, target bonus, and employee benefits; or if the NEO’s responsibilities and authority are substantially diminished.
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

If a NEO’s employment is terminated by the Company without cause or by the NEO for good reason, the NEO will receive the following, subject to the NEO’s execution of a release agreement and commencing generally on the earliest date that is permitted under Section 409A of the Internal Revenue Code:
•any accrued but unpaid compensation and benefits including:
◦Ms. Apsey: cash balance and ESRP shift under the Qualified Plan and vested portion of ESRP balance;
◦Mr. Jipping: annual benefit under the traditional component of the Qualified Plan and vested portion of ESRP balance; and
◦Ms. Mason Soneral, Ms. Holloway and Ms. Tanner: cash balance under the Qualified Plan and vested portion of ESRP balance
•continued payment of the NEO’s then-current base salary for two years;
•if the termination is within six months before or two years after a “Change of Control” (as defined in the employment agreements), payment of an amount equal to two times the average of the ACPBs, that were payable to the NEO for the three fiscal years immediately preceding the fiscal year in which his or her employment terminates, payable in equal installments over the period in which continued base salary payments are made;
•a pro rata portion of the ACPB for the year of termination, based upon the Company’s actual achievement of the performance targets for such year as determined under the annual corporate performance bonus plan and paid at the time that such bonus would normally be paid;
•eligibility to continue coverage under our active medical, dental and vision plans subject to applicable COBRA rules; if such coverage is elected, we will reimburse the NEO for the shorter of 18 months, or until the NEO becomes eligible for coverage under another employer-sponsored group plan, in an amount equal to our periodic cost of such coverage for other executives, plus a tax gross-up amount;
•outplacement services for up to two years; and
•for Ms. Apsey, deemed satisfaction of the eligibility requirements of our Postretirement Welfare Plan for purposes of participation therein; and for Mr.Jipping, participation in our Postretirement Welfare Plan only if, by the end of their specified severance period, he has achieved the necessary age and service credit otherwise necessary to meet the eligibility requirements. In addition, if we terminate our Postretirement Welfare Plan and, by application of the provisions described in the prior sentence, any of these NEOs would otherwise be entitled to retiree welfare benefits, we will establish other coverage for the NEO or the NEO will receive a cash payment equal to our cost of providing such benefits, in order to assist the NEO in obtaining other retiree welfare benefits.
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
Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2020.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,632,000	$4,116,287	$—	$—
Target Short-term Bonus	—	—	—	—	816,000	816,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,151,376	1,151,376	—	—
Retention Awards			—	—	—	—
Service-Based Unit Awards (5)	—	—	291,622	1,651,740	1,651,740	1,651,740
Performance-Based Unit Awards (6)	—	—	583,245	1,628,218	3,134,919	3,134,919
Benefits and Perquisites			—
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	31,733	31,733	—	—
Postretirement Welfare Plan (7)	—	—	848,541	848,541	—	—
Total Payout:	$—	$—	$4,563,517	$9,452,895	$5,602,659	$5,602,659

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$795,600	$2,004,880	$—	$—
Target Short-term Bonus	—	—	—	—	397,800	397,800
Pro Rata Short-term (Annual) Incentive Comp	—	—	561,296	561,296	—	—
Service-Based Unit Awards (5)	—	—	499,515	565,071	565,071	565,071
Performance-Based Unit Awards (6)	—	—	199,029	555,626	1,069,790	1,069,790
280G Cutback	—	—	—	(828,134)	—	—
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	10,787	10,787	—	—
Total Payout:	$—	$—	$2,091,227	$2,894,526	$2,032,661	$2,032,661

Jon E. Jipping - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation or Voluntary Good Reason	Involuntary For Cause	Involuntary Not-for-Cause	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,171,600	$2,990,971	$—	$—
Target Short-term Bonus	—	—	—	—	585,800	585,800
Pro Rata Short-term (Annual) Incentive Comp	—	—	826,564	826,564	—	—
Service-Based Unit Awards (5)	843,749	—	148,005	843,749	843,749	843,749
Performance-Based Unit Awards (6)	—	—	295,995	824,011	1,584,048	1,584,048
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	25,137	25,137	—	—
Postretirement Welfare Plan (7)	—	—	874,856	874,856
Total Payout:	$843,749	$—	$3,367,157	$6,410,288	$3,013,597	$3,013,597

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$787,000	$2,021,964	$—	$—
Target Short-term Bonus	—	—	—	—	393,900	393,900
Pro Rata Short-term (Annual) Incentive Comp	—	—	555,793	555,793	—	—
Service-Based Unit Awards (5)	—	—	99,515	570,827	570,827	570,827
Performance-Based Unit Awards (6)	—	—	199,029	554,074	1,065,135	1,065,135
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	24,793	24,793	—	—
Total Payout:	$—	$—	$1,691,130	$3,752,451	$2,029,862	$2,029,862

Krista Tanner - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$679,200	$1,172,021	$—	$—
Target Short-term Bonus	—	—	—	—	339,600	339,600
Pro Rata Short-term (Annual) Incentive Comp	—	—	479,176	479,176	—	—
Service-Based Unit Awards (5)	—	—	59,234	247,288	247,288	247,288
Performance-Based Unit Awards (6)	—	—	118,468	371,439	758,914	758,914
280G Cutback	—	—	—	(415,126)	—	—
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	20,545	20,545	—	—
Total Payout:	$—	$—	$1,381,623	$1,900,343	$1,345,802	$1,345,802
____________________________
(1)All scenarios include the value of severance. For Ms. Apsey and Mr. Jipping, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits, outside of present value reductions outlined in footnote (5), and additional pension benefits upon death, have not been included in these termination scenarios but can be found in the “Pension Benefits Table”.
(2)Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.
(3)Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Ms. Holloway and Ms. Tanner would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, cutbacks in the amounts of $828,134 (Ms. Holloway) and $415,126 (Ms. Tanner) have been reflected.
(4)In the event of Mr. Jipping’s termination for death (pre-retirement), his spouse would receive half the 50% joint and survivor annuity under the traditional component of the Qualified Plan. Under termination for death (pre-retirement), Ms. Apsey’s, Ms. Mason Soneral’s, Ms. Holloway’s and Ms. Tanner’s Qualified Plan benefits are payable immediately to the surviving spouse (if any) and ESRP benefits are payable to a designated beneficiary. The above termination scenarios do not reflect the reduction in present value of death benefits ($154,161 for Ms. Apsey, $83,796 for Ms. Holloway, $1,045,683 for Mr. Jipping, $105,645 for Ms. Mason Soneral and $44,310 for Ms. Tanner compared to present value in the Pension Benefits Table).
(5)Under the 2017 Omnibus Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the Change of Control Redemption Date (as defined in the 2017 Omnibus Plan). In the case of Death or Disability (each as defined in the 2017 Omnibus Plan) termination, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability. In the case of Retirement or Involuntary Termination Without Cause (each as defined in the 2017 Omnibus Plan) within one year of the grant date, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be forfeited. If Retirement or Involuntary Termination Without Cause occurs one year or more after the grant date,

SBUs and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from the grant date to termination. For Mr. Jipping, pursuant to the Jipping Letter Agreement, upon a voluntary termination of employment, his SBUs, which would otherwise be forfeited, will continue to vest on their normal schedule. Under the Fortis Inc. 2020 Restricted Share Unit Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date that is immediately prior to the effective date of the consummation of the transaction resulting from the Change of Control. In the case of Death, Disability or Retirement termination and 15 years or more of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed vested and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. In the case of Death, Disability or Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. In the case of Cause, Involuntary Termination Without Cause and Voluntary Termination outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to be forfeited.
(6)Under the 2017 Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents accelerate on a prorated basis under a Change in Control (as defined in the 2017 Omnibus Plan), based on the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control (as defined in the 2017 Omnibus Plan). In the case of Death or Disability termination, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. Values shown in the tables above are based on target performance as an estimate of potential payments. In the case of Retirement or Involuntary Termination Without Cause within one year of the award grant date, outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited. If Retirement or Involuntary Termination Without Cause occurs one year or more after the grant date, PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination. For Mr. Jipping, pursuant to the Jipping Letter Agreement, upon a voluntary termination of employment, his PBUs, awarded under the 2017 Omnibus Plan, which would otherwise be forfeited, will continue to vest on their normal schedule. The table does not reflect any value for Mr. Jipping’s outstanding and unvested PBUs as the payout is subject to achievement of the performance measures. Under the Executive Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents shall become redeemable on the Change of Control Redemption Date under a Change in Control (as defined in the Executive Omnibus Plan). In the case of Death, Disability or Retirement termination and 15 years or more of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. In the case of Death, Disability or Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. Values shown in the tables above are based on target performance as an estimate of potential payments. In the case of Cause, Involuntary Termination Without Cause and Voluntary Termination outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited.
(7)The value of the Postretirement Welfare Plan benefit is included in involuntary termination not for cause and change in control scenarios for Ms. Apsey and Mr. Jipping since their employment agreement includes a provision for deemed satisfaction of the eligibility requirements when terminated under these scenarios. It is assumed each would commence their Postretirement Welfare Benefits at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 2.94%, the same rate used for fiscal year-end 2020 accounting disclosure of the Postretirement Welfare Plan.

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
Pursuant to his May 2020 Separation and Release Agreement, subject to his compliance with the terms set forth in his employment agreement, Mr. Oginsky will receive (i) a pro rata portion of his 2020 bonus, (ii) continuation of his base salary for (2) years to be paid in accordance with normal Company payroll practices, (iii) continued employee benefits under COBRA with a portion of applicable COBRA premium costs reimbursed for a period of up to 18 months and, (iv) outplacement services for up to (2) years post the termination date. The aforementioned payments and benefits are in exchange for entering into the Separation and Release of Claims Agreement and replaces all employment arrangements and benefits programs available to Mr. Oginsky prior to his termination date. Mr. Oginsky received LTIP payments of $337,849 for SBUs and $743,232 for PBUs that were accelerated and paid in accordance with the LTIP provisions. Mr. Oginsky is entitled to a future payment pursuant to PBU grants made prior to his employment termination, subject to performance conditions and dividend equivalents, in February 2022. Mr. Oginsky will receive a lump sum distribution of his ESRP on March 1, 2021 and at this time he has made no election to commence his Retirement Plan benefit.
Pay Ratio
As required by the U.S. Congress under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the SEC under Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Linda H. Apsey our CEO:
For 2020, our last completed fiscal year:
    the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $156,386; and
    the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $4,451,284.
Based on this information, Ms. Apsey’s 2020 annual total compensation was estimated to be 29 times the median annual total compensation for all employees, other than Ms. Apsey.
We determined that, as of December 31, 2020, our employee population consisted of 698 individuals with all of those individuals located in the United States. To identify the “median employee” from our employee population, excluding Ms. Apsey, we utilized a consistently applied compensation measure that included the sum of each employee’s 2020 annualized base salary as of December 31, 2020 as reflected in our payroll records, and target 2020 awards made under our annual corporate performance plan, 2017 Omnibus Plan, Executive Omnibus Plan and Fortis Inc. 2020 Restricted Share Unit Plan that were not paid in 2020. We arrayed these values to select our “median employee”.
Under Item 402(u), a company is permitted to identify its “median employee” once every three years if there has been no significant change to its employee population or employee compensation arrangements that would result in a significant change to its pay ratio disclosure. We updated our “median employee” for 2020 as it had been three years since we had last identified the “median employee” for this analysis.
Using our “median employee” and Ms. Apsey, we calculated the 2020 Summary Compensation Table values for each according to SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2020.

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Robert A. Elliott	$140,000	$140,000
Albert Ernst	140,000	140,000
Debora Frodl (2)	46,667	46,667
Alexander I. Greenbaum (3)	—	—
Ronnie Hawkins, Jr. (2)	74,668	74,668
David G. Hutchens (2)	—	—
James P. Laurito	140,000	140,000
Barry V. Perry	140,000	140,000
Sandra E. Pierce (4)	175,417	175,417
Kevin L. Prust	155,000	155,000
A. Douglas Rothwell (4)	148,748	148,748
Thomas G. Stephens (5)	155,000	155,000
Joseph L. Welch (5)	76,505	76,505
____________________________
(1)Includes annual Board retainer and committee chairmanship retainer, as well as a chairperson fee (for Mr. Welch and Ms. Pierce only).
(2)Ms. Frodl joined the Board in August 2020, Mr. Hawkins joined the Board in June 2020 and Mr. Hutchens joined the Board in January 2021.
(3)Mr. Greenbaum waived all compensation due to him for his service on the Board.
(4)Ms. Pierce was appointed to chairperson of the Board and Mr. Rothwell was appointed Governance and Human Resources chair in May 2020.
(5)Mr. Welch left the Board in May 2020 and Mr. Stephens left the Board in February 2021.
Directors who are employees of the Company do not receive separate compensation for their services as a director. All non-employee directors are compensated under our non-employee director compensation policy, pursuant to which they are paid an annual cash retainer of $140,000. In addition, we pay an additional cash retainer of $15,000 annually to the chair of each Board committee and $50,000 annually to our chairperson. We do not pay per-meeting fees under the policy. Non-employee directors are reimbursed for their out-of-pocket expenses incurred for the performance of their duties as directors.
We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. Messrs. Laurito, Stephens and Ms. Pierce participate in this plan.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2021, except as otherwise indicated, by:
•each of our current directors;
•each of the persons named in the “Summary Compensation Table” under Item 11; and

•all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2021 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)		Percent of Class (%)
Linda H. Apsey	—	—	53,889		*
Gretchen L. Holloway	—	—	7,771		*
Jon E. Jipping	—	—	60,000		*
Christine Mason Soneral	—	—	—		—
Krista Tanner	—	—	—		—
Daniel J. Oginsky	—	—	72,621		*
Robert A. Elliott	—	—	—		—
Albert Ernst	—	—	14,511	(1)	*
Debora Frodl	—	—	—		—
Alexander I. Greenbaum	—	—	—		—
Ronnie Hawkins	—	—	—		—
David G. Hutchens	—	—	63,891		—
James P. Laurito	—	—	48,311		*
Sandra E. Pierce	—	—	—		—
Kevin L. Prust	—	—	500		*
A. Douglas Rothwell	—	—	—		—
Thomas G. Stephens	—	—	2,098		*
All current directors and executive officers as a group (17 persons)	—	—%	309,081		*
* Less than one percent
____________________________
(1)Includes 4,234 shares owned by the spouse of Mr. Ernst.
ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2020, there were no securities authorized for issuance under any compensation plans of ITC Holdings.
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
Clayton Welch, Jennifer Welch, Jessica Uher and Katie Welch (each of whom is a son, daughter or daughter-in-law of Joseph L. Welch, the Company’s Chairperson until May 2020) were employed by us as a Senior Engineer, Fleet Manager, Manager of Corporate and Field Facilities, and Senior Accountant, respectively, during 2020 and continue to be employed by us. These individuals are employed on an “at will” basis and compensated on the same basis as our other employees of similar function, seniority and responsibility without regard to their relationship with Mr. Welch. These four individuals, none of whom resides with or is supported financially by Mr. Welch, received aggregate salary, bonus, long-term incentives and taxable perquisites for services rendered in the above capacities totaling $586,777 during 2020.
DIRECTOR INDEPENDENCE
Based on the absence of any material relationship between them and us, other than their capacities as directors, the Board has determined that Mmes. Frodl and Pierce and Messrs. Elliott, Ernst, Hawkins, Jr., Prust, and Rothwell are “independent” as defined in the Shareholders Agreement. In addition, our Board has determined that, as the committees are currently constituted, a majority of the members of the Audit and Risk Committee are “independent” as defined in the Shareholders Agreement. None of the directors determined to be independent is or ever has been employed by us.
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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2020 and 2019:

	2020	2019
Audit fees (1)	$1,995,000	$1,901,000
Audit-related fees (2)	56,000	54,000
Tax fees (3)	16,000	208,000
All other fees (4)	4,000	9,000
Total fees	$2,071,000	$2,172,000
____________________________
(1)    Audit fees were for professional services rendered for the audit of our consolidated financial statements and internal controls and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filing engagements.
(2)    Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audit of our employee benefit plans.
(3)    Tax fees were professional services for federal and state tax compliance, tax advice and tax planning.
(4)    All other fees were for services other than the services reported above. These services included subscriptions to the Deloitte Accounting Research Tool and attendance at Deloitte sponsored conferences and labs.
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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2020 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2020 and 2019
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
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

3.1	Restated Articles of Incorporation of ITC Holdings Corp. (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2016)

3.2	Eighth Amended and Restated Bylaws of ITC Holdings Corp.

4.3	Indenture, dated as of July 16, 2003, between ITC Holdings Corp. and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.52
Fifth Supplemental Indenture, dated as of May 14, 2020, between ITC Holdings Corp. and Wells Fargo Bank, National Association, as trustee (with Form of 2.95% Notes due 2030) (filed with Registrant’s Form 8-K on May 14, 2020).

4.53
Eleventh Supplemental Indenture, dated as of May 8, 2020, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (filed with Registrant’s Form 8-K on July 15, 2020).

Exhibit No.	Description of Exhibit

4.54
Tenth Supplemental Indenture, dated as of August 12, 2020, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JP Morgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on October 14, 2020).

*10.27	Deferred Compensation Plan (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

10.51	Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

*10.81	Executive Supplemental Retirement Plan (filed with Registrant’s 2008 Form 10-K)

*10.109	Employment Agreement between ITC Holdings Corp. and Linda H. Blair, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.110	Employment Agreement between ITC Holdings Corp. and Jon E. Jipping, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.111	Employment Agreement between ITC Holdings Corp. and Daniel J. Oginsky, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.120	First Amendment to Executive Supplemental Retirement Plan, dated as of May 16, 2013 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2013)

*10.122	Recoupment Policy and Related Consent, effective January 1, 2014 (filed with Registrant’s Form 8-K on December 2, 2013)

*10.150	Employment Agreement between ITC Holdings Corp. and Christine Mason Soneral, effective as of February 3, 2015 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2015)

*10.168	Letter Agreement, dated as of October 14, 2016, between ITC Holdings Corp. and Linda H. Blair (filed with Registrant’s Form 8-K on October 12, 2016)

*10.172	Employment Agreement between ITC Holdings Corp. and Gretchen L. Holloway, effective as of July 10, 2017

*10.173	Letter Agreement, dated as of October 12, 2016 between ITC Holdings Corp. and Christine Mason Soneral (filed with Registrant’s 2016 Form 10-K)

*10.176	2017 Omnibus Plan, effective February 27, 2017 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.177	Summary of 2017 Annual Incentive Plan (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.178	Form of Service-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.179	Form of Performance-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.182	Amendment to 2017 Omnibus Plan, dated as of July 10, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

10.183	ITC Holdings Corp. Director Deferred Compensation Plan, effective March 1, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

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

*10.200	2017 Omnibus Plan, as amended July 10, 2017 and February 4, 2020 (filed with Registrant’s 2019 Form 10-K).

*10.201	Executive Omnibus Plan, effective January 2020. (filed with Registrant’s 2019 Form 10-K)

*10.202	Form of Performance-Based Unit Award Agreement under Executive Omnibus Plan (January 2020). (Filed with Registrant’s 2019 Form 10-K)

*10.203	Employment Agreement between ITC Holdings Corp. and Krista K. Tanner, effective as of February 18, 2019.

*10.204	Fortis Inc. 2020 Restricted Share Unit Plan, effective January 1, 2020 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2020).

*10.205	Form of Restricted Share Unit Grant Agreement under Fortis Inc. 2020 Restricted Share Unit Plan (January, 2020) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2020).

Exhibit No.	Description of Exhibit

*10.206	Separation and Release Agreement, effective as of May 18, 2020, between ITC Holdings Corp. and Daniel J. Oginsky.

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL
____________________________

*	Management contract or compensatory plan or arrangement.

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions of USD, except share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$2	$2
Accounts receivable from subsidiaries	9	17
Intercompany tax receivable from subsidiaries	8	3
Prepaid and other current assets	—	5
Total current assets	19	27
Other assets
Investment in subsidiaries	5,496	5,136
Deferred income taxes	160	140
Advances to subsidiaries	54	5
Other assets	101	94
Total other assets	5,811	5,375
TOTAL ASSETS	$5,830	$5,402
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$55	$61
Accrued interest	23	21
Debt maturing within one year	67	200
Other current liabilities	8	11
Total current liabilities	153	293
Accrued pension and postretirement liabilities	59	73
Other liabilities	58	37
Long-term debt (net of deferred financing fees and discount of $21 and $17, respectively)	3,266	2,767
TOTAL LIABILITIES	3,536	3,170
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2020 and 2019	892	892
Retained earnings	1,410	1,333
Accumulated other comprehensive (loss) income	(8)	7
Total stockholder’s equity	2,294	2,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,830	$5,402
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Other income (expense), net	$5	$5	$1
General and administrative expense	(20)	(25)	(7)
Taxes other than income taxes	(1)	(2)	—
Interest expense	(122)	(119)	(114)
LOSS BEFORE INCOME TAXES	(138)	(141)	(120)
INCOME TAX BENEFIT	(43)	(44)	(30)
LOSS AFTER TAXES	(95)	(97)	(90)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	502	525	420
NET INCOME	407	428	330
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments (net of tax of $7 for the year ended December 31, 2020, $1 for the year ended December 31, 2019 and less than $1 for the year ended December 31, 2018)	(15)	3	1
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(15)	3	1
TOTAL COMPREHENSIVE INCOME	$392	$431	$331
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407	$428	$330
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(502)	(525)	(420)
Dividends from subsidiaries	3	3	26
Deferred and other income taxes	(46)	(51)	(23)
Net intercompany tax payments from (to) subsidiaries	33	14	59
Other	2	6	2
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	9	9	(4)
Intercompany tax receivable from subsidiaries	(4)	11	(13)
Income tax receivable	—	1	14
Accrued compensation	(6)	31	2
Other current and non-current assets and liabilities, net	6	9	13
Net cash used in operating activities	(98)	(64)	(14)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(88)	(120)	(202)
Return of capital from subsidiaries	228	239	324
Advances to subsidiaries	(50)	—	—
Other	(2)	(1)	(1)
Net cash provided by investing activities	88	118	121
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	700	—	—
Borrowings under revolving credit agreement	293	72	37
Borrowings under term loan credit agreements	200	200	—
Net issuance of commercial paper	(133)	200	—
Retirement of long-term debt — including extinguishment of debt costs	—	(203)	—
Repayments of revolving credit agreement	(290)	(75)	—
Repayments of term loan credit agreement	(400)	—	—
Dividends to ITC Investment Holdings	(330)	(250)	(200)
Settlement of interest rate swaps	(23)	—	—
Other	(7)	—	(1)
Net cash provided by (used in) financing activities	10	(56)	(164)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(2)	(57)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	2	4	61
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$2	$2	$4
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our revolving and term loan term credit agreements. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2020 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the recent outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. To date, COVID-19 has not had a material impact on our results of operations, cash flows or financial condition.
The duration and total impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length that the various business restrictions are in effect, the impact of recent resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments and cannot predict whether COVID-19 will have a material impact on our results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following all government requirements to reduce the transmission of COVID-19.
2.     DEBT
As of December 31, 2020, the maturities of our debt outstanding were as follows:

(In millions of USD)
2021	$67
2022	500
2023	287
2024	400
2025	—
2026 and thereafter	2,100
Total	$3,354
Refer to Note 10 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Revolving and Term Loan Credit Agreements, the ITC Holdings Commercial Paper Program and the ITC Holdings Derivative Instruments and Hedging Activities.

Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $3,670 million and $2,752 million at December 31, 2020 and 2019, respectively. The total book value of the ITC Holdings Senior Notes, net of discount and deferred financing fees, was $3,229 million and $2,533 million at December 31, 2020 and 2019, respectively. The fair values of the ITC Holdings Senior Notes represent Level 2 under the three-tier hierarchy described in Note 13 to the consolidated financial statements.
Revolving and Term Loan Credit Agreements
At December 31, 2020 and 2019, we had $37 million and $234 million respectively, outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The fair values of the revolving and term loan credit agreements represent Level 2 under the three-tier hierarchy described in Note 13 to the consolidated financial statements
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
3.     RELATED-PARTY TRANSACTIONS
Our related-party transactions during were as follows:

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Equity contributions to subsidiaries	$(88)	$(120)	$(202)
Dividends from subsidiaries (a)	3	3	26
Return of capital from subsidiaries (a)	228	239	324

Net income tax payments (to) from: (b)
ITCTransmission	$17	$7	$39
METC	9	4	7
ITC Midwest	1	3	3
ITC Great Plains	6	(1)	9
ITC Interconnection	—	1	1
____________________________
(a)Includes ITCTransmission, MTH, ITC Midwest and other subsidiaries.
(b)The net income tax payments were pursuant to intercompany tax sharing arrangements, and the total of these tax payments is presented as a net cash outflow or inflow from operating activities in the condensed parent company statements of cash flows. Other reconciling items between the parent company and the consolidated tax liabilities are presented as deferred and other income taxes in the adjustments to reconcile net income to net cash provided by operating activities. Additionally, ITC Holdings paid its subsidiaries for NOLs utilized by the consolidated group.
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
Intercompany Loan Agreement
On September 21, 2020, we advanced an intercompany loan to ITC Transmission totaling $50 million, which remained outstanding at December 31, 2020. We received interest payments of less than $1 million during the year ended December 31, 2020 from ITC Transmission associated with this intercompany loan. Additionally, at December 31, 2020 we had a $4 million intercompany loan with ITC Interconnection. During the year ended December 31, 2020, we received principal and interest payments of less than $1 million from ITC Interconnection associated with this intercompany loan.
4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions of USD)	2020	2019	2018	2017
Cash and cash equivalents	$2	$2	$3	$60
Restricted cash included in:
Other non-current assets	—	—	1	1
Total cash, cash equivalents and restricted cash	$2	$2	$4	$61
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2020	2019	2018
Supplementary cash flows information:
Interest paid	$116	$117	$117
Income taxes paid	2	—	—
Income tax refunds received	2	3	13
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novi, State of Michigan, on February 11, 2021.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LINDA H. APSEY	President and Chief Executive	February 11, 2021
Linda H. Apsey	Officer (principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 11, 2021
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ SANDRA E. PIERCE	Director and Chairman	February 11, 2021
Sandra E. Pierce

/s/ ROBERT A. ELLIOTT	Director	February 11, 2021
Robert A. Elliott

/s/ ALBERT ERNST	Director	February 11, 2021
Albert Ernst

/s/ DEBORA FRODL	Director	February 11, 2021
Debora Frodl

/s/ ALEXANDER I. GREENBAUM	Director	February 11, 2021
Alexander I. Greenbaum

/s/ RONNIE D. HAWKINS, JR	Director	February 11, 2021
Ronnie D. Hawkins, Jr

/s/ DAVID G. HUTCHENS	Director	February 11, 2021
David G. Hutchens

/s/ JAMES P. LAURITO	Director	February 11, 2021
James P. Laurito

/s/ KEVIN L. PRUST	Director	February 11, 2021
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 11, 2021
A. Douglas Rothwell