Form 10-Q
period 2021-03-31
ITC Holdings Corp.
filed 2021-05-05
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 4, 2021.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2021

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
•“S&P” are references to S&P Global Ratings;
•“TO” are references to transmission owner; and
•“USD” are references to the United States dollar.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(In millions of USD, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$3	$4
Accounts receivable	120	114
Inventory	41	42
Regulatory assets	40	52
Prepaid and other current assets	18	12
Total current assets	222	224
Property, plant and equipment (net of accumulated depreciation and amortization of $2,093 and $2,055, respectively)	9,491	9,327
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $46 and $46, respectively)	29	29
Regulatory assets	244	212
Other assets	78	83
Total other assets	1,301	1,274
TOTAL ASSETS	$11,014	$10,825
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$114	$130
Accrued compensation	45	55
Accrued interest	69	55
Accrued taxes	52	61
Regulatory liabilities	20	14
Refundable deposits and advances for construction	39	37
Debt maturing within one year	180	67
Other current liabilities	22	18
Total current liabilities	541	437
Accrued pension and postretirement liabilities	60	59
Deferred income taxes	1,048	1,013
Regulatory liabilities	606	612
Refundable deposits	57	65
Other liabilities	35	50
Long-term debt	6,330	6,295
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	8,677	8,531
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2021 and December 31, 2020	892	892
Retained earnings	1,452	1,410
Accumulated other comprehensive loss	(7)	(8)
Total stockholder’s equity	2,337	2,294
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,014	$10,825
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(In millions of USD)	2021	2020
OPERATING REVENUES
Transmission and other services	$299	$289
Formula Rate true-up	37	33
Total operating revenues	336	322
OPERATING EXPENSES
Operation and maintenance	22	27
General and administrative	35	31
Depreciation and amortization	57	54
Taxes other than income taxes	35	31
Total operating expenses	149	143
OPERATING INCOME	187	179
OTHER EXPENSES (INCOME)
Interest expense, net	62	59
Allowance for equity funds used during construction	(7)	(6)
Other (income) and expenses, net	(1)	2
Total other expenses (income)	54	55
INCOME BEFORE INCOME TAXES	133	124
INCOME TAX PROVISION	33	32
NET INCOME	100	92
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 8)	1	(16)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1	(16)
TOTAL COMPREHENSIVE INCOME	$101	$76
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive loss, net of tax (Note 8)	—	—	(16)	(16)
BALANCE, MARCH 31, 2020	$892	$1,343	$(9)	$2,226

BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	100	—	100
Dividends to ITC Investment Holdings Inc.	—	(58)	—	(58)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, MARCH 31, 2021	$892	$1,452	$(7)	$2,337
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31, 2021
(In millions of USD)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57	54
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(26)	(43)
Deferred income tax expense	33	35
Allowance for equity funds used during construction	(7)	(6)
Share-based compensation	7	4
Other	1	5
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(6)	8
Accounts payable	(4)	—
Accrued compensation	(8)	(17)
Accrued interest	13	9
Accrued taxes	(9)	(14)
Net refund settlements and adjustments related to return on equity complaints	8	—
Other current and non-current assets and liabilities, net	(17)	(19)
Net cash provided by operating activities	142	108
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(239)	(190)
Other	2	2
Net cash used in investing activities	(237)	(188)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit agreements	263	363
Borrowings under term loan credit agreements	—	275
Net issuance (repayment) of commercial paper	113	(168)
Repayments of revolving credit agreements	(229)	(310)
Dividends to ITC Investment Holdings Inc.	(58)	(82)
Other	5	4
Net cash provided by financing activities	94	82
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)	2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5	$8
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
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2020 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, for 2020, beginning in April, we implemented various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
The duration and cumulative impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length of time that the various business restrictions are in effect, the impact of resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following government requirements to reduce the transmission of COVID-19.
2.    REVENUE
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
Transmission service revenue includes an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of transmission network load (for the MISO Regulated Operating Subsidiaries) and preliminary information provided by billing agents. Due to the seasonal fluctuations of actual load, the unbilled revenue amount generally increases during the spring and summer and decreases during the fall and winter. See Note 3 for information on changes in unbilled accounts receivable.
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended March 31, 2021 and 2020 were $1 million.
Formula Rate True-Up
The true-up mechanism under our Formula Rates is considered an alternative revenue program of a rate-regulated utility given it permits our Regulated Operating Subsidiaries to adjust future rates in response to past activities or completed events in order to collect our actual revenue requirements under our Formula Rates. In accordance with our accounting policy, only the current year origination of the true-up is reported as a Formula Rate true-up. See “Cost-Based Formula Rates with True-Up Mechanism” in Note 4 for more information on our Formula Rates.
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(In millions of USD)	2021	2020
Trade accounts receivable	$3	$2
Unbilled accounts receivable	106	102
Other	11	10
Total accounts receivable	$120	$114
4.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 11 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and “Incentive Adders for Transmission Rates” discussed herein.

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2021:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2020	$50
Net collection of 2019 revenue deferrals and accruals, including accrued interest	(11)
Net revenue accrual for the three months ended March 31, 2021	37
Net regulatory assets as of March 31, 2021	$76
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(In millions of USD)	2021	2020
Current regulatory assets	$37	$44
Non-current regulatory assets	53	19
Current regulatory liabilities	(4)	(1)
Non-current regulatory liabilities	(10)	(12)
Net regulatory assets	$76	$50
Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation.
MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. The adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court and on February 19, 2021, the appeal was denied. As a result, the FERC’s October 18, 2018 order was upheld without further impact on our financial condition, consolidated results of operations or cash flows.
For the three months ended March 31, 2021 and 2020, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 11 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
ITC Great Plains
On June 11, 2019, KCC filed a complaint with the FERC under section 206 of the FPA, challenging the adder for independent transmission ownership that is included in the transmission rate charged by ITC Great Plains. The adder for independent transmission ownership allowed up to 100 basis points to be added to the ITC Great Plains authorized ROE, subject to any ROE cap established by the FERC. On July 16, 2020, the FERC issued an order granting the complaint, setting the revised adder for independent transmission ownership for ITC Great Plains to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rate. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020. During the fourth quarter of 2020, refunds of $4 million were made to settle the refund liability. ITC Great Plains filed appeals in the D.C. Circuit Court for the various FERC orders in the proceedings for ITC Great Plains. On March 4, 2021, these appeals were dismissed following a motion for voluntary dismissal by ITC Great Plains in response to the denial of the appeal of the FERC’s order to reduce the adder for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries. The dismissal of the appeals did not result in additional impacts to our consolidated results of operations, cash flows or financial condition.
For the three months ended March 31, 2020, the authorized ROE used by ITC Great Plains was 12.16% and was composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. For the three months ended March 31, 2021, the authorized ROE used by ITC Great Plains was 11.41% and was composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
5.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of March 31, 2021, ITC Holdings had $180 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.3% and weighted-average remaining days to maturity of 40 days. The amount outstanding as of March 31, 2021 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2020 ITC Holdings had $67 million of commercial paper issued and outstanding.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At March 31, 2021 and December 31, 2020, ITC Holdings did not have any interest rate swaps outstanding.

Revolving Credit Agreements
At March 31, 2021, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITC Transmission	100	56	44		1.1%	0.10%
METC	100	52	48		1.1%	0.10%
ITC Midwest	225	93	132		1.1%	0.10%
ITC Great Plains	75	31	44		1.1%	0.10%
Total	$900	$232	$668
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $220 million as of March 31, 2021.
6.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
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
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We expect to contribute $3 million to the supplemental benefit plans in 2021.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended
	March 31,
(In millions of USD)	2021	2020
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net pension cost	$2	$2
The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.

Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $8 million to the postretirement benefit plan in 2021.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended
	March 31,
(In millions of USD)	2021	2020
Service cost	$2	$3
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net postretirement cost	$2	$3
The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3 million for each of the three months ended March 31, 2021 and 2020.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between levels.
Our assets are measured at fair value subject to the three-tier hierarchy at March 31, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$51	$—	$—
Mutual funds — equity securities	10	—	—
Total	$61	$—	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	10	—	—
Total	$63	$—	$—
As of March 31, 2021 and December 31, 2020, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2021 and 2020.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,709 million and $7,119 million at March 31, 2021 and December 31, 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,098 million and $6,097 million at March 31, 2021 and December 31, 2020, respectively.
Revolving Credit Agreements
At March 31, 2021 and December 31, 2020, we had a consolidated total of $232 million and $198 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended
	March 31,
(In millions of USD)	2021	2020
Balance at the beginning of period	$(8)	$7
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended March 31, 2021) (a)	1	—
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $7 for the three months ended March 31, 2020)	—	(16)
Total other comprehensive income (loss), net of tax	1	(16)
Balance at the end of period	$(7)	$(9)
____________________________
(a) The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2022 is expected to be approximately $4 million (net of tax of $2 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
9.    SHARE-BASED COMPENSATION
Long-Term Incentive Plans
In the first quarter of 2021, 281,516 PBUs and 221,433 SBUs were granted pursuant to our long-term incentive plans. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. The awards are classified as liability awards and vest on the date specified in a particular grant agreement, provided the service and performance criteria, as applicable, are satisfied. The PBUs and SBUs earn dividend equivalents which are also re-measured and settled consistent with the target award at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2021 was $54 million and $29 million, respectively. At March 31, 2021, the total unrecognized compensation cost related to the PBUs and SBUs was $26 million and $16 million, respectively.
10.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $1 million and less than $1 million at March 31, 2021 and December 31, 2020, respectively, and intercompany payables to Fortis and such subsidiaries of less than $1 million at March 31, 2021 and December 31, 2020.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended March 31, 2021 and 2020 for ITC Holdings was $3 million. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million for each of the three months ended March 31, 2021 and 2020.
Dividends
During the three months ended March 31, 2021 and 2020, we paid dividends of $58 million and $82 million, respectively, to ITC Investment Holdings. We also paid dividends of $57 million to ITC Investment Holdings in April 2021.
Transfer of Membership Interests
In February 2021, we transferred our membership interests in certain wholly-owned development entities to our parent company, ITC Investment Holdings. The transfer was accounted for at book value as a non-reciprocal transfer of value. There was no gain or loss recognized on the transfer. The transfer did not have a material impact on our consolidated results of operations, cash flows or financial condition.
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
November 2019 Order
On November 21, 2019, the FERC issued an order in the MISO ROE Complaints which applied a methodology to the Initial Complaint period that used two financial models to determine the base ROE. The FERC determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24% and that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due. As a result, in 2019, we reversed the aggregate estimated current liability we had previously recorded for the Second Complaint. In addition, for the period from May 12, 2016 to September 27, 2016, no refund is due because no complaint had been filed for that period. The FERC ordered refunds to be made in accordance with the November 2019 Order. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order, primarily on the basis that the methodology applied by the FERC in the November 2019 Order does not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearing of the November 2019 Order for further consideration.

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
Financial Statement Impacts
As of March 31, 2021 and December 31, 2020, we had recorded an aggregate current regulatory asset of $3 million and $8 million, respectively, and a current regulatory liability of $16 million and $13 million, respectively, in the condensed consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the three months ended March 31, 2021, we received $8 million owed from customers related to this ROE matter and during the three months ended March 31, 2020, we refunded $2 million due to customers related to this ROE matter.
Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon appeal that our MISO Regulated Operating Subsidiaries could be required to provide material refunds related to the Second Complaint. As of December 31, 2018, we had recorded an estimated regulatory liability of $151 million for the Second Complaint which was reversed following the November 2019 Order.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable incentive adders. See Note 4 for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended
	March 31,
(In millions of USD)	2021	2020
Interest expense increase	$—	$1
Estimated net income reduction	—	(1)
As of March 31, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(In millions of USD)	2021	2020	2020	2019
Cash and cash equivalents	$3	$6	$4	$4
Restricted cash included in:
Other non-current assets	2	2	2	2
Total cash, cash equivalents and restricted cash	$5	$8	$6	$6

Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction.
Supplementary Cash Flows Information

	Three months ended
	March 31,
(In millions of USD)	2021	2020
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$44	$49
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	111	88
Allowance for equity funds used during construction	7	6
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2021 or 2020, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(In millions of USD)	2021	2020
Regulated Operating Subsidiaries	$346	$331
Intercompany eliminations	(10)	(9)
Total Operating Revenues	$336	$322

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(In millions of USD)	2021	2020
Regulated Operating Subsidiaries	$171	$157
ITC Holdings and other	(38)	(33)
Total Income Before Income Taxes	$133	$124

	Three months ended
NET INCOME:	March 31,
(In millions of USD)	2021	2020
Regulated Operating Subsidiaries	$126	$116
ITC Holdings and other	100	92
Intercompany eliminations	(126)	(116)
Total Net Income	$100	$92

TOTAL ASSETS:	March 31,	December 31,
(In millions of USD)	2021	2020
Regulated Operating Subsidiaries	$10,900	$10,710
ITC Holdings and other	5,935	5,830
Reconciliations / Intercompany eliminations (a)	(5,821)	(5,715)
Total Assets	$11,014	$10,825
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2020, as modified herein:
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
•Advances in technology may negatively impact our business, financial condition, results of operations and cash flows.
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
Our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by their customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed below under “ — Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 4 to the condensed consolidated interim financial statements.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2021 or that may affect future results include:
•The outbreak of the COVID-19 pandemic that led to efforts to control the spread of the virus, which have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains;

•Our capital expenditures of $239 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2021 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;
•Debt borrowings and repayments as described in Note 5 to the condensed consolidated interim financial statements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;
•The FERC orders related to the MISO ROE Complaints, as described in Note 11 to the condensed consolidated interim financial statements, are under appeal at the D.C. Circuit Court; and
•Issuance of a NOPR by the FERC on March 20, 2020, and issuance of a supplemental NOPR on April 15, 2021, that includes a proposal to update the transmission incentives policy, as described below under “ — Recent Developments”.
These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, for 2020, beginning in April, we implemented various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
The duration and cumulative impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length of time that the various business restrictions are in effect, the impact of resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We are taking steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following government requirements to reduce the transmission of COVID-19.
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROEs in MISO. The FERC has issued multiple orders in these proceedings, and there are appeals of these orders pending in the D.C. Circuit Court. See Note 11 to the condensed consolidated interim financial statements for a summary of the MISO ROE Complaints.
Incentive Adders for Transmission Rates
The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. Among other things, the rulemaking proposals would:
•grant incentives to transmission projects based upon benefits to customers ensuring reliability and reducing the cost of delivered power by reducing transmission congestion, and
•eliminate the ROE adders for independent transmission ownership and for RTO participation.
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis.
Complaints were previously filed with the FERC under section 206 of the FPA challenging the adders for independent transmission ownership that are in transmission rates charged by our MISO Regulated Operating Subsidiaries and ITC Great Plains. FERC issued orders in these proceedings, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries and ITC Great Plains to 25 basis points, and the FERC orders were subsequently appealed in the D.C. Circuit Court. On February 19, 2021, the appeal of the FERC order in the proceedings for the MISO Regulated Operating Subsidiaries was denied. On March 4, 2021, the appeals of the FERC orders in the proceedings for ITC Great Plains were dismissed following a motion for voluntary dismissal by ITC Great Plains. See Note 4 to the condensed consolidated interim financial statements for a summary of incentive adders for transmission rates and these matters.
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
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 4 to the condensed consolidated interim financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 11 to the condensed consolidated interim financial statements for detail on ROE matters.
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather and economic conditions including COVID-19 and seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of COVID-19, weather and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month. Therefore, peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. While we expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings, our revenues and earnings are also impacted by changes in our ROE or required refunds resulting from the resolution of the incentive adders complaints and MISO ROE Complaints, as described in Note 4 and Note 11 to the condensed consolidated interim financial statements, or other future increases or decreases to our rates for incentive adders and base ROE.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(In millions of USD)	March 31, 2021	2021 — 2025
Expenditures for property, plant and equipment (a)	$239	$3,864
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. Refer to “Item 1 Business — Development of Business” in our Form 10-K for the year ended December 31, 2020 for additional information.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A Risk Factors”. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(In millions of USD)	2021	2020	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$299	$289	$10	4%
Formula Rate true-up	37	33	4	12%
Total operating revenues	336	322	14	4%
OPERATING EXPENSES
Operation and maintenance	22	27	(5)	(19)%
General and administrative	35	31	4	13%
Depreciation and amortization	57	54	3	6%
Taxes other than income taxes	35	31	4	13%
Total operating expenses	149	143	6	4%
OPERATING INCOME	187	179	8	5%
OTHER EXPENSES (INCOME)
Interest expense, net	62	59	3	5%
Allowance for equity funds used during construction	(7)	(6)	(1)	17%
Other (income) and expenses, net	(1)	2	(3)	(150)%
Total other expenses (income)	54	55	(1)	(2)%
INCOME BEFORE INCOME TAXES	133	124	9	7%
INCOME TAX PROVISION	33	32	1	3%
NET INCOME	$100	$92	$8	9%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2021 and 2020 which included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2021		2020		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$231	68%	$217	67%	$14	7%
Regional cost sharing revenues (a)	91	27%	93	29%	(2)	(2)%
Point-to-point	5	2%	3	1%	2	67%
Scheduling, control and dispatch (a)	5	2%	5	2%	—	—%
Other	4	1%	4	1%	—	—%
Total	$336	100%	$322	100%	$14	4%
____________________________
(a)Includes a portion of the Formula Rate true-up of $37 million and $33 million for the three months ended March 31, 2021 and 2020, respectively.
Operating revenues for the three months ended March 31, 2021 increased, compared to the same period in 2020, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service.

Operating Expenses
Operation and maintenance expenses
Operation and maintenance expense decreased during the three months ended March 31, 2021 compared to the same period in 2020 due primarily to lower expenses associated with substation and overhead line maintenance activities and vegetation management.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 5 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments.
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 11 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2020. There have been no material changes to that information since December 31, 2020, other than the items described in Note 5 to the condensed consolidated interim financial statements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of March 31, 2021, we had consolidated indebtedness under our revolving credit agreements of $232 million, with unused capacity under our revolving credit agreements of $668 million. Additionally, ITC Holdings had $180 million of commercial paper issued and outstanding, net of discount, as of March 31, 2021, with the ability to issue an additional $220 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.
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

Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. On April 1, 2021, S&P reaffirmed the ratings of ITC Holdings and certain of our Regulated Operating Subsidiaries and revised all outlooks from negative to stable. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2020.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2021, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $142 million and $108 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash received from operating revenues of $28 million and a decrease in interest paid of $5 million during the three months ended March 31, 2021 compared to the same period in 2020.
Cash Flows From Investing Activities
Net cash used in investing activities was $237 million and $188 million for the three months ended March 31, 2021 and 2020, respectively, with the increase primarily due to an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $94 million and $82 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily due to an increase in net issuances of commercial paper of $281 million and a decrease in dividend payments of $24 million during the three months ended March 31, 2021 compared to the same period in 2020. These increases were partially offset by a decrease in net borrowings under our revolving and term loan credit agreements of $294 million during the three months ended March 31, 2021 compared to the same period in 2020. See Note 5 to the condensed consolidated interim financial statements for a description of our revolving credit agreements and our commercial paper program.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2020 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued but not yet adopted accounting guidance may have a material impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper was $6,709 million at March 31, 2021. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,098 million at March 31, 2021. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper at March 31, 2021. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2021 would decrease the fair value of debt by $226 million, and a decrease in interest rates of 10% at March 31, 2021 would increase the fair value of debt by $243 million at that date.
Revolving Credit Agreements
At March 31, 2021, we had a consolidated total of $232 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2021 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $232 million.
Commercial Paper
At March 31, 2021, ITC Holdings had $180 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $180 million.
Other
As described in our Form 10-K for the year ended December 31, 2020, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2021.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors set forth therein.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 4, 2021

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)