Form 10-Q
period 2021-06-30
ITC Holdings Corp.
filed 2021-07-29
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 28, 2021.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2021

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(In millions of USD, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$3	$4
Accounts receivable	166	114
Inventory	42	42
Regulatory assets	32	52
Prepaid and other current assets	15	12
Total current assets	258	224
Property, plant and equipment (net of accumulated depreciation and amortization of $2,117 and $2,055, respectively)	9,630	9,327
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $47 and $46, respectively)	28	29
Regulatory assets	238	212
Other assets	85	83
Total other assets	1,301	1,274
TOTAL ASSETS	$11,189	$10,825
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$112	$130
Accrued compensation	52	55
Accrued interest	55	55
Accrued taxes	72	61
Regulatory liabilities	22	14
Refundable deposits and advances for construction	53	37
Debt maturing within one year	211	67
Other current liabilities	14	18
Total current liabilities	591	437
Accrued pension and postretirement liabilities	57	59
Deferred income taxes	1,085	1,013
Regulatory liabilities	605	612
Refundable deposits	40	65
Other liabilities	41	50
Long-term debt	6,387	6,295
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	8,806	8,531
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2021 and December 31, 2020	892	892
Retained earnings	1,497	1,410
Accumulated other comprehensive loss	(6)	(8)
Total stockholder’s equity	2,383	2,294
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,189	$10,825
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
OPERATING REVENUES
Transmission and other services	$346	$341	$645	$630
Formula Rate true-up	(4)	1	33	34
Total operating revenues	342	342	678	664
OPERATING EXPENSES
Operation and maintenance	30	20	52	47
General and administrative	29	28	64	59
Depreciation and amortization	57	54	114	108
Taxes other than income taxes	35	31	70	62
Other operating (income) and expenses, net	1	—	1	—
Total operating expenses	152	133	301	276
OPERATING INCOME	190	209	377	388
OTHER EXPENSES (INCOME)
Interest expense, net	63	57	125	116
Allowance for equity funds used during construction	(7)	(6)	(14)	(12)
Other (income) and expenses, net	(2)	(3)	(3)	(1)
Total other expenses (income)	54	48	108	103
INCOME BEFORE INCOME TAXES	136	161	269	285
INCOME TAX PROVISION	34	40	67	72
NET INCOME	102	121	202	213
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 8)	1	(1)	2	(17)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1	(1)	2	(17)
TOTAL COMPREHENSIVE INCOME	$103	$120	$204	$196
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive loss, net of tax (Note 8)	—	—	(16)	(16)
BALANCE, MARCH 31, 2020	892	1,343	(9)	2,226
Net income	—	121	—	121
Dividends to ITC Investment Holdings Inc.	—	(83)	—	(83)
Other comprehensive loss, net of tax (Note 8)	—	—	(1)	(1)
BALANCE, JUNE 30, 2020	$892	$1,381	$(10)	$2,263

BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	100	—	100
Dividends to ITC Investment Holdings Inc.	—	(58)	—	(58)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, MARCH 31, 2021	892	1,452	(7)	2,337
Net income	—	102	—	102
Dividends to ITC Investment Holdings Inc.	—	(57)	—	(57)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, JUNE 30, 2021	$892	$1,497	$(6)	$2,383
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2021
(In millions of USD)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114	108
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(12)	(53)
Deferred income tax expense	67	74
Allowance for equity funds used during construction	(14)	(12)
Share-based compensation	14	10
Other	1	3
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(49)	(27)
Accounts payable	3	6
Accrued compensation	(8)	(19)
Accrued interest	—	3
Accrued taxes	11	2
Net refund settlements and adjustments related to return on equity complaints	9	(54)
Other current and non-current assets and liabilities, net	(12)	(14)
Net cash provided by operating activities	326	240
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(437)	(353)
Contributions in aid of construction	2	2
Other	2	1
Net cash used in investing activities	(433)	(350)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	700
Borrowings under revolving credit agreements	549	931
Borrowings under term loan credit agreements	—	275
Net issuance (repayment) of commercial paper	144	(200)
Repayments of revolving credit agreements	(460)	(929)
Repayment of term loan credit agreement	—	(400)
Dividends to ITC Investment Holdings Inc.	(115)	(165)
Refundable deposits from generators for transmission network upgrades	12	10
Repayment of refundable deposits from generators for transmission network upgrades	(20)	(4)
Settlement of interest rate swaps	—	(23)
Other	(1)	(9)
Net cash provided by financing activities	109	186
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2	76
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$8	$82
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
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, for 2020, beginning in April, we utilized various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for each of the three months ended June 30, 2021 and 2020 were $1 million. Total other services revenue for each of the six months ended June 30, 2021 and 2020 were $2 million.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	June 30,	December 31,
(In millions of USD)	2021	2020
Trade accounts receivable	$2	$2
Unbilled accounts receivable	149	102
Other	15	10
Total accounts receivable	$166	$114
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2021:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2020	$50
Net collection of 2019 revenue deferrals and accruals, including accrued interest	(21)
Net revenue accrual for the six months ended June 30, 2021	33
Net regulatory assets as of June 30, 2021	$62
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	June 30,	December 31,
(In millions of USD)	2021	2020
Current regulatory assets	$31	$44
Non-current regulatory assets	46	19
Current regulatory liabilities	(7)	(1)
Non-current regulatory liabilities	(8)	(12)
Net regulatory assets	$62	$50
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
For the three and six months ended June 30, 2021 and 2020, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 11 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.

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
For the three and six months ended June 30, 2020, the authorized ROE used by ITC Great Plains was 12.16% and was composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. For the three and six months ended June 30, 2021, the authorized ROE used by ITC Great Plains was 11.41% and was composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
5.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of June 30, 2021, ITC Holdings had $211 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.2% and weighted-average remaining days to maturity of 20 days. The amount outstanding as of June 30, 2021 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2020 ITC Holdings had $67 million of commercial paper issued and outstanding.
Derivative Instruments and Hedging Activities
We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. At June 30, 2021 and December 31, 2020, ITC Holdings did not have any interest rate swaps outstanding. On July 20, 2021, ITC Holdings entered into a 5-year forward starting interest rate swap agreement with a notional amount of $45 million. The interest rate swap manages interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022.
The 5-year term interest rate swap calls for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 1.113% effective for the 5-year period beginning November 15, 2022. The agreement includes a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swap of November 15, 2022. The interest rate swap is expected to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swap is expected to qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. The interest rate swap does not contain credit-risk-related contingent features.
Revolving Credit Agreements
On May 17, 2021, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains amended their respective revolving credit agreements each dated October 23, 2017, as previously amended and restated on January 10, 2020. The amendments extend the maturity date of the revolving credit agreements from October 2023 to October 2024. The determination of the applicable interest rates and commitment fee rates in the new agreements is consistent with the previous agreements and remains subject to adjustment based on the borrower’s credit rating. At June 30, 2021, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITC Transmission	100	65	35		1.1%	0.10%
METC	100	72	28		1.1%	0.10%
ITC Midwest	225	117	108		1.1%	0.10%
ITC Great Plains	75	33	42		1.1%	0.10%
Total	$900	$287	$613
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $189 million as of June 30, 2021.
6.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the second quarter of 2021, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2021.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. During the second quarter of 2021, we contributed $3 million to the supplemental benefit plans. We do not expect to make any additional contributions to these plans in 2021.

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Service cost	$3	$2	$5	$4
Interest cost	—	1	1	2
Expected return on plan assets	(2)	(1)	(3)	(2)
Amortization of unrecognized loss	1	—	1	—
Net pension cost	$2	$2	$4	$4
The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2021, we contributed $4 million to the postretirement benefit plan. We expect to make additional contributions of $4 million to the postretirement benefit plan during the second half of 2021.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Service cost	$3	$2	$5	$5
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(1)	(3)	(2)
Net postretirement cost	$2	$2	$4	$5
The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended June 30, 2021 and 2020, and $4 million for each of the six months ended June 30, 2021 and 2020.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between levels.

Our assets are measured at fair value subject to the three-tier hierarchy at June 30, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	50	—	—
Mutual funds — equity securities	11	—	—
Total	$64	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	10	—	—
Total	$63	$—	$—
As of June 30, 2021 and December 31, 2020, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and six months ended June 30, 2021 and 2020.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,972 million and $7,119 million at June 30, 2021 and December 31, 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,100 million and $6,097 million at June 30, 2021 and December 31, 2020, respectively.
Revolving Credit Agreements
At June 30, 2021 and December 31, 2020, we had a consolidated total of $287 million and $198 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.

Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Balance at the beginning of period	$(7)	$(9)	$(8)	$7
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 and $1 for the three and six months ended June 30, 2021, respectively, and less than $1 for the three and six months ended June 30, 2020) (a)	1	1	2	1
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 and $8 for the three and six months ended June 30, 2020, respectively)	—	(2)	—	(18)
Total other comprehensive income (loss), net of tax	1	(1)	2	(17)
Balance at the end of period	$(6)	$(10)	$(6)	$(10)
____________________________
(a) The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2022 is expected to be approximately $4 million (net of tax of $2 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of June 30, 2021 was $61 million and $29 million, respectively. At June 30, 2021, the total unrecognized compensation cost related to the PBUs and SBUs was $26 million and $13 million, respectively.
10.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $1 million and less than $1 million at June 30, 2021 and December 31, 2020, respectively, and intercompany payables to Fortis and such subsidiaries of less than $1 million at June 30, 2021 and December 31, 2020.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended June 30, 2021 and 2020 for ITC Holdings was $2 million, and for each of the six months ended June 30, 2021 and 2020 was $5 million. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million and less than $1 million for the three months ended June 30, 2021 and 2020, respectively, and $1 million for each of the six months ended June 30, 2021 and 2020.
Dividends
During the six months ended June 30, 2021 and 2020, we paid dividends of $115 million and $165 million, respectively, to ITC Investment Holdings. We also paid dividends of $58 million to ITC Investment Holdings in July 2021.
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
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the three and six months ended June 30, 2021 we did not make or receive any tax-related payments with ITC Investment Holdings. During the three and six months ended June 30, 2020 we paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes.
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
Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Some of the properties that we own or operate have been used for many years and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include above ground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained PCBs. Some of our facilities and electrical equipment may also contain asbestos containing materials. Our facilities and equipment are often situated on or near property owned by others so that, if they are the source of contamination, others’ property may be affected. For example, above ground and underground transmission lines sometimes traverse properties that we do not own and transmission assets that we own or operate are sometimes commingled at our transmission stations with distribution assets owned or operated by our transmission customers.

Some properties in which we have an ownership interest or at which we operate are, or are suspected of being, affected by environmental contamination. We are not aware of any pending or threatened claims against us with respect to environmental contamination relating to these properties, or of any investigation or remediation of contamination at these properties, that entail costs likely to materially affect us. Some facilities and properties are located near environmentally sensitive areas, including wetlands and habitat for threatened and endangered species.
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
November 2019 Order
On November 21, 2019, the FERC issued an order in the MISO ROE Complaints which applied a methodology to the Initial Complaint period that used two financial models to determine the base ROE. The FERC determined that the base ROE for the Initial Complaint should be 9.88% and the top of the range of reasonableness for that period should be 12.24% and that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. In the November 2019 Order, the FERC also dismissed the Second Complaint. Therefore, based on the November 2019 Order, for the Second Complaint refund period from February 12, 2015 to May 11, 2016, no refund is due. As a result, in 2019, we reversed the aggregate estimated current liability we had previously recorded for the Second Complaint. In addition, for the period from May 12, 2016 to September 27, 2016, no refund is due because no complaint had been filed for that period. The FERC ordered refunds to be made in accordance with the November 2019 Order. The MISO TOs, including our MISO Regulated Operating Subsidiaries, and several other parties filed requests for rehearing of the November 2019 Order. The MISO TOs asserted that the methodology applied by the FERC in the November 2019 Order does not allow the MISO TOs to earn a reasonable rate of return on their investment, as required by precedent. On January 21, 2020, the FERC issued an order granting rehearing of the November 2019 Order for further consideration.
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020, and on October 8, 2020, the FERC granted an extension to September 23, 2021. On June 30, 2021, MISO and the MISO TOs requested to further extend the deadline to June 30, 2022, and that request remains pending. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
As of June 30, 2021 and December 31, 2020, we had recorded an aggregate current regulatory asset of $1 million and $8 million, respectively, and a current regulatory liability of $14 million and $13 million, respectively, in the condensed consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the six months ended June 30, 2021, we received net settlement payments of $9 million owed from customers related to this ROE matter and during the six months ended June 30, 2020, we refunded net settlement payments of $20 million due to customers related to this ROE matter.
Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon resolution of the pending appeal that our MISO Regulated Operating Subsidiaries could be required to provide material refunds related to the Second Complaint. As of December 31, 2018, we had recorded an estimated regulatory liability of $151 million for the Second Complaint which was reversed following the November 2019 Order.
Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable ROE incentive adders. See Note 4 for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Revenue increase	$—	$32	$—	$32
Interest expense decrease	—	(3)	—	(3)
Estimated net income increase	—	26	—	25
As of June 30, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,		December 31,
(In millions of USD)	2021	2020	2020	2019
Cash and cash equivalents	$3	$78	$4	$4
Restricted cash included in:
Other non-current assets	5	4	2	2
Total cash, cash equivalents and restricted cash	$8	$82	$6	$6
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.
Supplementary Cash Flows Information

	Six months ended
	June 30,
(In millions of USD)	2021	2020
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$117	$117
Income taxes paid	—	2
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	108	96
Allowance for equity funds used during construction	14	12
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2021 or 2020, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Regulated Operating Subsidiaries	$350	$350	$696	$681
Intercompany eliminations	(8)	(8)	(18)	(17)
Total Operating Revenues	$342	$342	$678	$664

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Regulated Operating Subsidiaries	$173	$194	$344	$351
ITC Holdings and other	(37)	(33)	(75)	(66)
Total Income Before Income Taxes	$136	$161	$269	$285

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(In millions of USD)	2021	2020	2021	2020
Regulated Operating Subsidiaries	$128	$142	$254	$258
ITC Holdings and other	102	121	202	213
Intercompany eliminations	(128)	(142)	(254)	(258)
Total Net Income	$102	$121	$202	$213

TOTAL ASSETS:	June 30,	December 31,
(In millions of USD)	2021	2020
Regulated Operating Subsidiaries	$11,072	$10,710
ITC Holdings and other	6,013	5,830
Reconciliations / Intercompany eliminations (a)	(5,896)	(5,715)
Total Assets	$11,189	$10,825
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
ITC Holdings provides safe and reliable electric transmission service to connect consumers to cleaner and more cost-effective energy resources. ITC Holdings is making investments in a modernized grid to maintain reliability and accommodate future demands as our economy and lifestyles become increasingly dependent on electricity. We are actively involved in planning an integrated energy network to serve our customers, communities and the greater grid.
Our business strategy is focused on owning, operating, maintaining and investing in transmission infrastructure and grid solutions in order to enhance system integrity and reliability, protect critical infrastructure, reduce transmission constraints, interconnect new renewable generation resources, expand access to electricity markets and lower the overall cost of delivered energy.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the six months ended June 30, 2021 or that may affect future results include:
•Our capital expenditures of $437 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2021 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

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
Recent Developments
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in impacts to businesses and facilities in various industries around the world, such as operating restrictions and closures, and disruptions to the global economy and supply chains. The COVID-19 pandemic has and will continue to impact our customers throughout our operating footprint. To date, COVID-19 has not had a material impact on our net income. However, for 2020, beginning in April, we utilized various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
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
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of June 30, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
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
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather and economic conditions, including COVID-19, and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of COVID-19, weather and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(In millions of USD)	June 30, 2021	2021 — 2025
Expenditures for property, plant and equipment (a)	$437	$3,864
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(In millions of USD)	2021	2020	(decrease)	(decrease)	2021	2020	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$346	$341	$5	2%	$645	$630	$15	2%
Formula Rate true-up	(4)	1	(5)	(500)%	33	34	(1)	(3)%
Total operating revenues	342	342	—	—%	678	664	14	2%
OPERATING EXPENSES
Operation and maintenance	30	20	10	50%	52	47	5	11%
General and administrative	29	28	1	4%	64	59	5	9%
Depreciation and amortization	57	54	3	6%	114	108	6	6%
Taxes other than income taxes	35	31	4	13%	70	62	8	13%
Other operating (income) and expenses, net	1	—	1	n/a	1	—	1	n/a
Total operating expenses	152	133	19	14%	301	276	25	9%
OPERATING INCOME	190	209	(19)	(9)%	377	388	(11)	(3)%
OTHER EXPENSES (INCOME)
Interest expense, net	63	57	6	11%	125	116	9	8%
Allowance for equity funds used during construction	(7)	(6)	(1)	17%	(14)	(12)	(2)	17%
Other (income) and expenses, net	(2)	(3)	1	(33)%	(3)	(1)	(2)	200%
Total other expenses (income)	54	48	6	13%	108	103	5	5%
INCOME BEFORE INCOME TAXES	136	161	(25)	(16)%	269	285	(16)	(6)%
INCOME TAX PROVISION	34	40	(6)	(15)%	67	72	(5)	(7)%
NET INCOME	$102	$121	$(19)	(16)%	$202	$213	$(11)	(5)%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended June 30, 2021 and 2020 which included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2021		2020		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$232	68%	$204	60%	$28	14%
Regional cost sharing revenues (a)	90	26%	90	26%	—	—%
Point-to-point	4	1%	3	1%	1	33%
Scheduling, control and dispatch (a)	6	2%	6	2%	—	—%
Other	10	3%	7	2%	3	43%
Recognition of liabilities for MISO ROE Complaints	—	—%	32	9%	(32)	(100)%
Total	$342	100%	$342	100%	$—	—%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(4) million and $1 million for the three months ended June 30, 2021 and 2020, respectively.

Operating revenues for the three months ended June 30, 2021 remained consistent, compared to the same period in 2020, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service and increased recoverable operating expenses due to the temporary cost saving measures utilized during the second quarter of 2020, which was offset by a favorable base ROE adjustment in 2020 related to prior periods as a result of the May 2020 Order.
The following table sets forth the components of and changes in operating revenues for the six months ended June 30, 2021 and 2020 which included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2021		2020		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$462	68%	$421	63%	$41	10%
Regional cost sharing revenues (a)	182	27%	183	27%	(1)	(1)%
Point-to-point	9	1%	6	1%	3	50%
Scheduling, control and dispatch (a)	11	2%	11	2%	—	—%
Other	14	2%	11	2%	3	27%
Recognition of liabilities for MISO ROE Complaints	—	—%	32	5%	(32)	(100)%
Total	$678	100%	$664	100%	$14	2%
____________________________
(a)Includes a portion of the Formula Rate true-up of $33 million and $34 million for the six months ended June 30, 2021 and 2020, respectively.
Operating revenues for the six months ended June 30, 2021 increased, compared to the same period in 2020, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service and increased recoverable operating expenses due to the temporary cost saving measures utilized during the second quarter of 2020, which was partially offset by a favorable base ROE adjustment in 2020 related to prior periods as a result of the May 2020 Order.
Operating Expenses
Operation and maintenance expenses
Operation and maintenance expense increased during the three and six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher expenses associated with substation and overhead line maintenance activities, as well as higher vegetation management requirements, primarily due to the temporary cost saving measures that were utilized in 2020 as a result of the COVID-19 pandemic.
Taxes other than income taxes
Taxes other than income taxes increased during the six months ended June 30, 2021 compared to the same period in 2020 due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2020 capital additions and higher millage rates, which are included in the assessments for 2021 property taxes.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased during the three months ended June 30, 2021 compared to the same period in 2020 due to higher debt balances and higher amortization of interest as a result of losses on interest rate swaps terminated in 2020. Additionally, in 2020 interest expense was reduced due to the May 2020 Order.

Income tax provision
Our effective tax rates for the three months ended June 30, 2021 and 2020 were 25.0% and 24.8%, respectively. Our effective tax rates for the six months ended June 30, 2021 and 2020 were 24.9% and 25.3%, respectively. Our effective tax rate as of June 30, 2021 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity. The amount of income tax expense relating to AFUDC equity was recognized as a regulatory asset and is not included in the income tax provision.
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
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 11 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2020. There have been no material changes to that information since December 31, 2020, other than the items listed below and described in Note 5 to the condensed consolidated interim financial statements:
• The pricing of $75 million of 30-year term, 2.90% Series A Senior Secured Notes by METC with an expected issuance date in August 2021, with a delayed draw of another $75 million of 30-year term, 3.05% Series B Senior Secured Notes with an expected issuance date in May 2022. The proceeds from the Series A Notes are expected to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by us. The proceeds from the Series B Notes are expected to be used to repay borrowings under METC’s revolving credit agreement, to partially fund capital expenditures and for general corporate purposes.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of June 30, 2021, we had consolidated indebtedness under our revolving credit agreements of $287 million, with unused capacity under our revolving credit agreements of $613 million. Additionally, ITC Holdings had $211 million of commercial paper issued and outstanding, net of discount, as of June 30, 2021, with the ability to issue an additional $189 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.
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

We have material exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. It is expected that LIBOR will be phased out beginning in late 2021 and will be fully discontinued by mid-2023. We believe the rate selected as the preferred alternative to LIBOR will be an acceptable replacement rate when LIBOR is discontinued. However, we cannot reasonably estimate the expected impact of the planned discontinuation of LIBOR at this time.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2021, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $326 million and $240 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash received from operating revenues of $59 million compared to the same period in 2020 and net payments related to the MISO ROE Complaints of $9 million, including interest, received from customers during the six months ended June 30, 2021 compared to net payments of $20 million refunded to customers during the same period in 2020. This increase was partially offset by higher payments for operation and maintenance expenses and general and administrative expenses during the six months ended June 30, 2021 compared to the same period in 2020.
Cash Flows From Investing Activities
Net cash used in investing activities was $433 million and $350 million for the six months ended June 30, 2021 and 2020, respectively, with the increase primarily due to an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $109 million and $186 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in issuances of long term debt of $700 million and an increase in net repayments of refundable deposits from generators for transmission network upgrades during the six months ended June 30, 2021 compared to the same period in 2020. This decrease was partially offset by an increase in net issuances of commercial paper of $344 million, an increase in net borrowings under our revolving credit agreements of $87 million, a decrease in net repayments under our term loan credit agreements of $125 million a decrease in dividend payments of $50 million and a decrease in settlement of interest rate swaps of $23 million during the six months ended June 30, 2021 compared to the same period in 2020. See Note 5 to the condensed consolidated interim financial statements for a description of our revolving credit agreements and our commercial paper program.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2020 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued but not yet adopted accounting guidance may have a material impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper was $6,972 million at June 30, 2021. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,100 million at June 30, 2021. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper at June 30, 2021. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2021 would decrease the fair value of debt by $214 million, and a decrease in interest rates of 10% at June 30, 2021 would increase the fair value of debt by $228 million at that date.
Revolving Credit Agreements
At June 30, 2021, we had a consolidated total of $287 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2021 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $287 million.
Commercial Paper
At June 30, 2021, ITC Holdings had $211 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $211 million.
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
On July 20, 2021, ITC Holdings entered into a 5-year interest rate swap contract with a notional amount of $45 million, which manages interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. See Note 5 to the condensed consolidated interim financial statements for further discussion on the interest rate swap.
Other
As described in our Form 10-K for the year ended December 31, 2020, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.207
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among ITC Holdings Corp., with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (Filed with Registrant’s Form 8-K on May 17, 2021).

10.208
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (Filed with Registrant’s Form 8-K on May 17, 2021).

10.209
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among Michigan Electric Transmission Company, LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (Filed with Registrant’s Form 8-K on May 17, 2021).

10.210
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among ITC Midwest LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (Filed with Registrant’s Form 8-K on May 17, 2021).

10.211
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among ITC Great Plains, LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (Filed with Registrant’s Form 8-K on May 17, 2021).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 28, 2021

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)