Form 10-Q
period 2021-09-30
ITC Holdings Corp.
filed 2021-10-29
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of October 28, 2021.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(In millions of USD, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$3	$4
Accounts receivable	141	114
Inventory	44	42
Regulatory assets	27	52
Prepaid and other current assets	19	12
Total current assets	234	224
Property, plant and equipment (net of accumulated depreciation and amortization of $2,160 and $2,055, respectively)	9,765	9,327
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $48 and $46, respectively)	27	29
Regulatory assets	205	212
Other assets	84	83
Total other assets	1,266	1,274
TOTAL ASSETS	$11,265	$10,825
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$123	$130
Accrued compensation	59	55
Accrued interest	69	55
Accrued taxes	35	61
Regulatory liabilities	11	14
Refundable deposits and advances for construction	43	37
Debt maturing within one year	180	67
Other current liabilities	16	18
Total current liabilities	536	437
Accrued pension and postretirement liabilities	57	59
Deferred income taxes	1,122	1,013
Regulatory liabilities	632	612
Refundable deposits	25	65
Other liabilities	48	50
Long-term debt	6,414	6,295
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	8,834	8,531
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2021 and December 31, 2020	892	892
Retained earnings	1,543	1,410
Accumulated other comprehensive loss	(4)	(8)
Total stockholder’s equity	2,431	2,294
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,265	$10,825
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
OPERATING REVENUES
Transmission and other services	$397	$378	$1,042	$1,008
Formula Rate true-up	(57)	(66)	(24)	(32)
Total operating revenues	340	312	1,018	976
OPERATING EXPENSES
Operation and maintenance	30	19	82	66
General and administrative	30	30	94	89
Depreciation and amortization	58	55	172	163
Taxes other than income taxes	30	31	100	93
Other operating (income) and expenses, net	(1)	(1)	—	(1)
Total operating expenses	147	134	448	410
OPERATING INCOME	193	178	570	566
OTHER EXPENSES (INCOME)
Interest expense, net	62	62	187	178
Allowance for equity funds used during construction	(8)	(7)	(22)	(19)
Other (income) and expenses, net	(1)	(1)	(4)	(2)
Total other expenses (income)	53	54	161	157
INCOME BEFORE INCOME TAXES	140	124	409	409
INCOME TAX PROVISION	35	32	102	104
NET INCOME	105	92	307	305
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 8)	2	1	4	(16)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2	1	4	(16)
TOTAL COMPREHENSIVE INCOME	$107	$93	$311	$289
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive loss, net of tax (Note 8)	—	—	(16)	(16)
BALANCE, MARCH 31, 2020	892	1,343	(9)	2,226
Net income	—	121	—	121
Dividends to ITC Investment Holdings Inc.	—	(83)	—	(83)
Other comprehensive loss, net of tax (Note 8)	—	—	(1)	(1)
BALANCE, JUNE 30, 2020	892	1,381	(10)	2,263
Net income	—	92	—	92
Dividends to ITC Investment Holdings Inc.	—	(82)	—	(82)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, SEPTEMBER 30, 2020	$892	$1,391	$(9)	$2,274

BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	100	—	100
Dividends to ITC Investment Holdings Inc.	—	(58)	—	(58)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, MARCH 31, 2021	892	1,452	(7)	2,337
Net income	—	102	—	102
Dividends to ITC Investment Holdings Inc.	—	(57)	—	(57)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, JUNE 30, 2021	892	1,497	(6)	2,383
Net income	—	105	—	105
Dividends to ITC Investment Holdings Inc.	—	(59)	—	(59)
Other comprehensive income, net of tax (Note 8)	—	—	2	2
BALANCE, SEPTEMBER 30, 2021	$892	$1,543	$(4)	$2,431
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(In millions of USD)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	172	163
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	56	3
Deferred income tax expense	102	106
Allowance for equity funds used during construction	(22)	(19)
Share-based compensation	21	20
Other	3	3
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(24)	(11)
Accounts payable	19	1
Accrued compensation	(7)	(15)
Accrued interest	13	18
Accrued taxes	(26)	(30)
Net refund settlements and adjustments related to return on equity complaints	(6)	(65)
Other current and non-current assets and liabilities, net	(16)	(12)
Net cash provided by operating activities	592	467
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(626)	(569)
Contributions in aid of construction	4	2
Net cash used in investing activities	(622)	(567)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	75	880
Borrowings under revolving credit agreements	852	1,145
Borrowings under term loan credit agreements	—	275
Net issuance (repayment) of commercial paper	113	(200)
Repayments of revolving credit agreements	(811)	(1,347)
Repayment of term loan credit agreement	—	(400)
Dividends to ITC Investment Holdings Inc.	(174)	(247)
Refundable deposits from generators for transmission network upgrades	14	53
Repayment of refundable deposits from generators for transmission network upgrades	(38)	(6)
Settlement of interest rate swaps	—	(23)
Other	(1)	(10)
Net cash provided by financing activities	30	120
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	20
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$26
See notes to condensed consolidated interim financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect passive non-voting equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own, operate, maintain and invest in high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems.
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
The duration and cumulative impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length of time that the various business restrictions are in effect, the impact of resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We continue to take steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following government requirements to reduce the transmission of COVID-19.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for each of the three months ended September 30, 2021 and 2020 were $2 million and $1 million respectively. Total other services revenue for each of the nine months ended September 30, 2021 and 2020 were $5 million and $4 million respectively.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(In millions of USD)	2021	2020
Trade accounts receivable	$3	$2
Unbilled accounts receivable	123	102
Other	15	10
Total accounts receivable	$141	$114
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2021:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2020	$50
Net collection of 2019 revenue deferrals and accruals, including accrued interest	(32)
Net revenue deferral for the nine months ended September 30, 2021	(24)
Net regulatory liabilities as of September 30, 2021	$(6)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(In millions of USD)	2021	2020
Current regulatory assets	$26	$44
Non-current regulatory assets	12	19
Current regulatory liabilities	(10)	(1)
Non-current regulatory liabilities	(34)	(12)
Net regulatory (liabilities) assets	$(6)	$50
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
For the three and nine months ended September 30, 2021 and 2020, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 11 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.

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
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
5.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of September 30, 2021, ITC Holdings had $180 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 0.2% and weighted-average remaining days to maturity of 39 days. The amount outstanding as of September 30, 2021 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2020 ITC Holdings had $67 million of commercial paper issued and outstanding.
METC
Senior Secured Notes
On August 3, 2021, METC issued $75 million of 2.90% Series A Senior Secured Notes, due August 3, 2051. The proceeds from the Series A Senior Secured Notes are expected to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. METC has an additional $75 million delayed draw of 3.05% Series B Senior Secured Notes in May 2022 with a due date 30 years from the date of issuance. The proceeds from the Series B Senior Secured Notes are expected to be used to repay borrowings under the METC revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We have entered into an interest rate swap to manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. At September 30, 2021, ITC Holdings had the following interest rate swap:

Interest Rate Swaps (in millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2021 swap	$45	1.113%	5 years	November 2022
The 5-year term interest rate swap calls for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate effective for the 5-year period beginning November 15, 2022. The agreement includes a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swap of November 15, 2022. The interest rate swap has been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swap qualifies for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of September 30, 2021, the fair value of the derivative was an asset of $1 million. The interest rate swap does not contain credit-risk-related contingent features. Refer to Note 7 for additional fair value information.
Revolving Credit Agreements
On May 17, 2021, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains amended their respective revolving credit agreements each dated October 23, 2017, as previously amended and restated on January 10, 2020. The amendments extend the maturity date of the revolving credit agreements from October 2023 to October 2024. The determination of the applicable interest rates and commitment fee rates in the new agreements is consistent with the previous agreements and remains subject to adjustment based on the borrower’s credit rating. At September 30, 2021, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITC Transmission	100	80	20		1.1%	0.10%
METC	100	6	94		1.1%	0.10%
ITC Midwest	225	120	105		1.1%	0.10%
ITC Great Plains	75	33	42		1.1%	0.10%
Total	$900	$239	$661
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $220 million as of September 30, 2021.
6.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the nine months ended September 30, 2021, we contributed $4 million to the retirement plan. We do not expect to make any additional contributions to this plan in 2021.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. During the nine months ended September 30, 2021, we contributed $3 million to the supplemental benefit plans. We do not expect to make any additional contributions to these plans in 2021.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Service cost	$2	$1	$7	$5
Interest cost	1	1	2	3
Expected return on plan assets	(1)	(2)	(4)	(4)
Amortization of unrecognized loss	—	1	1	1
Net pension cost	$2	$1	$6	$5
The components of net pension cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the nine months ended September 30, 2021, we contributed $6 million to the postretirement benefit plan. We expect to make additional contributions of $2 million to the postretirement benefit plan during the fourth quarter of 2021.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Service cost	$3	$3	$8	$8
Interest cost	—	1	2	3
Expected return on plan assets	(1)	(1)	(4)	(3)
Net postretirement cost	$2	$3	$6	$8
The components of net postretirement cost other than the service cost component are included in Other (income) and expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended September 30, 2021 and 2020, and $5 million for each of the nine months ended September 30, 2021 and 2020.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between levels.

Our assets are measured at fair value subject to the three-tier hierarchy at September 30, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$52	$—	$—
Mutual funds — equity securities	12	—	—
Interest rate swap derivatives	—	1	—
Total	$64	$1	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	10	—	—
Total	$63	$—	$—
As of September 30, 2021 and December 31, 2020, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in earnings.
The assets related to derivatives consist of an interest rate swap discussed in Note 5. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2021 and 2020.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $7,063 million and $7,119 million at September 30, 2021 and December 31, 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,175 million and $6,097 million at September 30, 2021 and December 31, 2020, respectively.
Revolving Credit Agreements
At September 30, 2021 and December 31, 2020, we had a consolidated total of $239 million and $198 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Balance at the beginning of period	$(6)	$(10)	$(8)	$7
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended September 30, 2021 and 2020, respectively, and $1 for the nine months ended September 30, 2021 and 2020, respectively) (a)	1	1	3	2
Gain/(loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of less than $1 for the three months ended September 30, 2021 and less than $1 and $8 for the nine months ended September 30, 2021 and 2020, respectively)	1	—	1	(18)
Total other comprehensive income (loss), net of tax	2	1	4	(16)
Balance at the end of period	$(4)	$(9)	$(4)	$(9)
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2022 is expected to be approximately $4 million (net of tax of $2 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2021 was $64 million and $29 million, respectively. At September 30, 2021, the total unrecognized compensation cost related to the PBUs and SBUs was $22 million and $11 million, respectively.

10.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $1 million and less than $1 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 we did not have any intercompany payables to Fortis and such subsidiaries. At December 31, 2020 we had intercompany payables to Fortis and such subsidiaries of less than $1 million.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended September 30, 2021 and 2020 for ITC Holdings was $3 million, and for each of the nine months ended September 30, 2021 and 2020 was $8 million. Related party billings for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were less than $1 million for each of the three months ended September 30, 2021 and 2020, and $2 million and $1 million for the nine months ended September 30, 2021 and 2020, respectively.
Dividends
During the nine months ended September 30, 2021 and 2020, we paid dividends of $174 million and $247 million, respectively, to ITC Investment Holdings. We also paid dividends of $58 million to ITC Investment Holdings in October 2021.
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
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the nine months ended September 30, 2021 we did not make or receive any tax-related payments with ITC Investment Holdings. During the nine months ended September 30, 2020 we paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes.
During the nine months ended September 30, 2020 we received $2 million from FortisUS for a tax refund that originated prior to establishing a tax sharing agreement.
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
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020. On October 8, 2020, the FERC granted an extension to September 23, 2021 and on August 2, 2021 the FERC granted a second extension to February 28, 2022. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
The following amounts were recorded in the condensed consolidated statements of financial position related to the MISO ROE complaints:

	September 30,	December 31,
(In millions of USD)	2021	2020
Current regulatory assets	$1	$8
Current regulatory liabilities	—	13
Accounts receivable	1	—
Accounts payable	13	—
These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the nine months ended September 30, 2021, we received net settlement payments of $6 million owed from customers related to this ROE matter and during the nine months ended September 30, 2020, we refunded net settlement payments of $31 million due to customers related to this ROE matter. In October 2021, we refunded net settlement payments of $12 million due to customers related to this ROE matter.
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
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the condensed consolidated statements of comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Revenue increase	$—	$—	$—	$32
Interest expense decrease	—	—	—	(3)
Estimated net income (decrease) increase	—	(1)	—	24
As of September 30, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
(In millions of USD)	2021	2020	2020	2019
Cash and cash equivalents	$3	$22	$4	$4
Restricted cash included in:
Other non-current assets	3	4	2	2
Total cash, cash equivalents and restricted cash	$6	$26	$6	$6
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.

Supplementary Cash Flows Information

	Nine months ended
	September 30,
(In millions of USD)	2021	2020
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$165	$164
Income taxes paid	—	2
Income tax refunds received	—	2
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	108	127
Allowance for equity funds used during construction	22	19
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2021 or 2020, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Regulated Operating Subsidiaries	$349	$321	$1,045	$1,002
Intercompany eliminations	(9)	(9)	(27)	(26)
Total Operating Revenues	$340	$312	$1,018	$976

	Three months ended		Nine months ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Regulated Operating Subsidiaries	$178	$163	$522	$514
ITC Holdings and other	(38)	(39)	(113)	(105)
Total Income Before Income Taxes	$140	$124	$409	$409

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(In millions of USD)	2021	2020	2021	2020
Regulated Operating Subsidiaries	$131	$121	$385	$379
ITC Holdings and other	105	92	307	305
Intercompany eliminations	(131)	(121)	(385)	(379)
Total Net Income	$105	$92	$307	$305

TOTAL ASSETS:	September 30,	December 31,
(In millions of USD)	2021	2020
Regulated Operating Subsidiaries	$11,150	$10,710
ITC Holdings and other	6,054	5,830
Reconciliations / Intercompany eliminations (a)	(5,939)	(5,715)
Total Assets	$11,265	$10,825
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2021 or that may affect future results include:
•Our capital expenditures of $626 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2021 as described below under “ — Capital Investment and Operating Results Trends,” resulting primarily from our focus on improving system reliability, increasing system capacity and upgrading the transmission network to support new generating resources;

•Debt issuances, borrowings and repayments as described in Note 5 to the condensed consolidated interim financial statements to fund capital investment at our Regulated Operating Subsidiaries as well as for general corporate purposes;
•The FERC orders related to the MISO ROE Complaints, as described in Note 11 to the condensed consolidated interim financial statements, that are under appeal at the D.C. Circuit Court; and
•Issuance of a NOPR by the FERC on March 20, 2020, and issuance of a supplemental NOPR on April 15, 2021, that includes a proposal to update the transmission incentives policy, as described below under “ — Recent Developments”.
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
The duration and cumulative impact on our operations from COVID-19 is unknown at this time and will ultimately depend on the duration and severity of the pandemic, the length of time that the various business restrictions are in effect, the impact of resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our consolidated results of operations, cash flows or financial condition. We are also monitoring the evolving situation and guidance from federal, state and local public health authorities. We continue to take steps to mitigate the potential risks to us and our employees posed by COVID-19, including enabling remote work arrangements for employees when appropriate, and are following government requirements to reduce the transmission of COVID-19.
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
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of September 30, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(In millions of USD)	September 30, 2021	2022 — 2026
Expenditures for property, plant and equipment (a)	$626	$4,004
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(In millions of USD)	2021	2020	(decrease)	(decrease)	2021	2020	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$397	$378	$19	5%	$1,042	$1,008	$34	3%
Formula Rate true-up	(57)	(66)	9	(14)%	(24)	(32)	8	(25)%
Total operating revenues	340	312	28	9%	1,018	976	42	4%
OPERATING EXPENSES
Operation and maintenance	30	19	11	58%	82	66	16	24%
General and administrative	30	30	—	—%	94	89	5	6%
Depreciation and amortization	58	55	3	6%	172	163	9	6%
Taxes other than income taxes	30	31	(1)	(3)%	100	93	7	8%
Other operating (income) and expenses, net	(1)	(1)	—	—%	—	(1)	1	(100)%
Total operating expenses	147	134	13	10%	448	410	38	9%
OPERATING INCOME	193	178	15	8%	570	566	4	1%
OTHER EXPENSES (INCOME)
Interest expense, net	62	62	—	—%	187	178	9	5%
Allowance for equity funds used during construction	(8)	(7)	(1)	14%	(22)	(19)	(3)	16%
Other (income) and expenses, net	(1)	(1)	—	—%	(4)	(2)	(2)	100%
Total other expenses (income)	53	54	(1)	(2)%	161	157	4	3%
INCOME BEFORE INCOME TAXES	140	124	16	13%	409	409	—	—%
INCOME TAX PROVISION	35	32	3	9%	102	104	(2)	(2)%
NET INCOME	$105	$92	$13	14%	$307	$305	$2	1%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2021 and 2020 which included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2021		2020		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$236	69%	$211	68%	$25	12%
Regional cost sharing revenues (a)	90	27%	89	29%	1	1%
Point-to-point	4	1%	4	1%	—	—%
Scheduling, control and dispatch (a)	4	1%	4	1%	—	—%
Other	6	2%	4	1%	2	50%
Total	$340	100%	$312	100%	$28	9%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(57) million and $(66) million for the three months ended September 30, 2021 and 2020, respectively.

Operating revenues for the three months ended September 30, 2021 increased, compared to the same period in 2020, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service and increased recoverable operating expenses due to the temporary cost saving measures utilized in 2020.
The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2021 and 2020 which included revenue accruals and deferrals as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2021		2020		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$699	69%	$632	65%	$67	11%
Regional cost sharing revenues (a)	271	27%	272	27%	(1)	—%
Point-to-point	13	1%	10	1%	3	30%
Scheduling, control and dispatch (a)	15	1%	15	2%	—	—%
Other	20	2%	15	2%	5	33%
Remeasurement of liabilities for ROE Complaints	—	—%	32	3%	(32)	(100)%
Total	$1,018	100%	$976	100%	$42	4%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(24) million and $(32) million for the nine months ended September 30, 2021 and 2020, respectively.
Operating revenues for the nine months ended September 30, 2021 increased, compared to the same period in 2020, primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service and increased recoverable operating expenses due to the temporary cost saving measures utilized in 2020, which was partially offset by a favorable base ROE adjustment in 2020 related to prior periods as a result of the May 2020 Order.
Operating Expenses
Operation and maintenance expenses
Operation and maintenance expense increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to higher expenses associated with substation and overhead line maintenance activities, as well as higher vegetation management requirements, primarily due to the temporary cost saving measures that were utilized in 2020 as a result of the COVID-19 pandemic.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term cash requirements. As of September 30, 2021, we had consolidated indebtedness under our revolving credit agreements of $239 million, with unused capacity under our revolving credit agreements of $661 million. Additionally, ITC Holdings had $180 million of commercial paper issued and outstanding, net of discount, as of September 30, 2021, with the ability to issue an additional $220 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2021, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $592 million and $467 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash received from operating revenues of $111 million compared to the same period in 2020 and net receipts related to the MISO ROE Complaints of $6 million, including interest, received from customers during the nine months ended September 30, 2021 compared to net payments of $31 million refunded to customers during the same period in 2020. This increase was partially offset by higher payments for operation and maintenance expenses, general and administrative expenses and property taxes during the nine months ended September 30, 2021 compared to the same period in 2020.
Cash Flows From Investing Activities
Net cash used in investing activities was $622 million and $567 million for the nine months ended September 30, 2021 and 2020, respectively, with the increase primarily due to an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $30 million and $120 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in issuances of long term debt of $805 million and an increase in net repayments of refundable deposits from generators for transmission network upgrades of $71 million during the nine months ended September 30, 2021 compared to the same period in 2020. This decrease was partially offset by an increase in net issuances of commercial paper of $313 million, an increase in net borrowings under our revolving credit agreements of $243 million, a decrease in net repayments under our term loan credit agreements of $125 million a decrease in dividend payments of $73 million and a decrease in settlement of interest rate swaps of $23 million during the nine months ended September 30, 2021 compared to the same period in 2020. See Note 5 to the condensed consolidated interim financial statements for a description of our revolving credit agreements and our commercial paper program.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2020 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued but not yet adopted accounting guidance may have a material impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper was $7,063 million at September 30, 2021. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,175 million at September 30, 2021. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper at September 30, 2021. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2021 would decrease the fair value of debt by $216 million, and a decrease in interest rates of 10% at September 30, 2021 would increase the fair value of debt by $230 million at that date.

Revolving Credit Agreements
At September 30, 2021, we had a consolidated total of $239 million outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2021 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $239 million.
Commercial Paper
At September 30, 2021, ITC Holdings had $180 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $180 million.
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
As of September 30, 2021, we held a 5-year interest rate swap contract with a notional amount of $45 million, which manages interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. See Note 5 to the condensed consolidated interim financial statements for further discussion on the interest rate swap.
Other
As described in our Form 10-K for the year ended December 31, 2020, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2021.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
In light of the federal COVID-19 vaccine mandates, we are amending and restating the below risk factor entitled “The widespread outbreak of an illness or other communicable disease, including the COVID-19 pandemic, or any other public health crisis, could have a material adverse impact on our business, results of operations, financial condition, cash flows and credit metrics.” within the “Risks Related to our Business” as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2020. Other than as set forth below, there have been no changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2020.
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
We intend to comply with federal vaccine mandates, seeking to require broad categories of employees and subcontractors to be fully vaccinated against COVID-19. Our compliance poses the risk of workforce disruptions, including the possibility of resignations by our unwilling employees and employees of our subcontractors as well as difficulty securing future labor needs. Significant workforce disruptions or availability could have a material impact on our business, results of operations, financial conditions and cash flows.
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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (Filed with Registrant’s Form 8-K on August 3, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 28, 2021

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)