Form 10-K
period 2021-12-31
ITC Holdings Corp.
filed 2022-02-11
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
27175 Energy Way
Novi, Michigan 48377
(Address of Principal Executive Offices, Including Zip Code)
(248) 946-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑* *The registrant is a voluntary filer and has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2021 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of the registrant’s common stock, no par value, outstanding as of February 10, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2021

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
•“ISO” are references to Independent System Operators;
•“ITC Investment Holdings” are references to ITC Investment Holdings Inc., a majority owned indirect subsidiary of Fortis in which GIC has an indirect, passive, non-voting minority ownership interest;
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
•“Shareholders Agreement” are references to the Amended and Restated Shareholders’ Agreement, dated as of January 28, 2021 by and among the Company, ITC Investment Holdings, FortisUS, Eiffel (as successor to Finn Investment Pte Ltd), and any other person that becomes a shareholder of ITC Investment Holdings pursuant to such agreement;
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

PART I
ITEM 1.    BUSINESS.
Overview
ITC Holdings provides safe and reliable electric transmission service to connect consumers to more sustainable and cost-effective energy resources. ITC Holdings continues to make investments in a modernized grid to maintain reliability and accommodate future demands as our economy and lifestyles become increasingly dependent on electricity.
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
Our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by their customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 5 to the consolidated financial statements.
ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect, passive, non-voting equity interest of 19.9%.
Development of Business
As we move toward a cleaner, sustainable and electrified economy, the power grid will need to be transformed and modernized. Technology deployment and innovation are occurring at an accelerated rate within our industry, so we are actively identifying and investing in infrastructure required to meet evolving system needs and energy policy objectives. Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories.
We expect to invest approximately $4.0 billion from 2022 through 2026 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) interconnect new renewable generation resources; (3) upgrade physical and technological grid security to protect critical infrastructure; and (4) expand access to electricity markets to reduce the overall cost of delivered energy to customers.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for additional details about our long-term capital investments. Refer to the discussion of risks associated with our strategic investment opportunities in “Item 1A. Risk Factors.”
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
•asset planning;
•engineering;
•asset protection and performance;
•cyber security operations center; and
•real time operations.
Asset Planning
The Asset Planning group performs the role of detailing the required transmission infrastructure needed to support system changes and economic opportunities. System changes can arise from different points of origin including load growth, load shifts, or new points of interconnection; generation retirements or additions; operational needs; and system dynamic stability needs. Likewise, the Asset Planning group explores opportunities to better utilize the transmission system through economic planning by providing access, via transmission expansion projects, to lower cost energy. However, the core responsibility of the Asset Planning group is proactively anticipating the future demands placed upon the transmission system and developing corrective action plans for any deficiencies. Corrective action plans are developed to ensure compliance with NERC’s reliability standards. Additionally, the Asset Planning group seeks opportunities to further develop a resilient transmission system.
Transmission infrastructure plans are submitted as discrete projects into the MISO and SPP planning processes. As the regional planning authorities, MISO and SPP administer open and transparent processes through which the submitted projects are vetted. MISO and SPP produce transmission expansion plans, which include projects to be constructed by their members, including our MISO Regulated Operating Subsidiaries and ITC Great Plains.
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
•specifies, maintains and troubleshoots the protection and controls system that is used to protect and monitor our transmission infrastructure; and
•develops and tracks preventative maintenance to promote safe and reliable systems adhering to mandatory requirements of the NERC and the FERC.
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

Asset Protection and Performance
The Asset Protection and Performance group is responsible for safety, human performance, security, and emergency preparedness and response. Given the inherent hazardous nature of the utilities industry, we proactively work to ensure that all personnel are free to perform in a safe and secure environment. Our focus is to not compromise the safety of our employees, contractors or the public in the course of providing the most reliable electricity transmission services. We maintain a safety program that includes proactive measures rooted in human performance tools to achieve that focus. Our emergency response plans ensure that we are prepared for a crisis and can maintain continuity of our business and service during said crisis. We operate a security command center from our headquarters facility in Michigan that monitors our most critical assets on a continuous basis. The security command center also gathers intelligence and works with our government and industry partners to prevent threats to our assets.
Cyber Security Operations Center
The Cyber Security Operations Center protects ITC’s reputation and brand by securing critical infrastructure, data, and computing systems from threat actors. We protect vital infrastructure by developing, refining, and continually delivering a comprehensive cyber security program while helping our stakeholders meet their business objectives. As the threat landscape becomes increasingly sophisticated and expansive, we continue to evolve our defensive strategy. We improve this strategy by deploying new technology, continuing education of our user community, and advancing our protections against ongoing cyber threats. We leverage threat intelligence and external industry practices for continuous improvement and refinement of our cyber security program.
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
We have projects that are eligible for regional cost sharing under the MISO tariff, such as certain network upgrade projects, and the MVPs. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge in the SPP tariff.
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
Sources of Revenue
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Components of Results of Operations — Revenues” for a discussion of our principal sources of revenue.
Seasonality
The cost-based Formula Rates in effect for our Regulated Operating Subsidiaries, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism,” mitigate the seasonality of net income for our Regulated Operating Subsidiaries. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our revenue requirement for a reporting period, a revenue accrual is recorded for the difference and the difference results in no net income impact.
Operating cash flows are seasonal at our MISO Regulated Operating Subsidiaries, in that cash received for revenues is typically higher in the summer months when peak load is higher.

Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 21.5%, 23.5% and 24.7%, respectively, of our consolidated billed revenues for the year ended December 31, 2021. One or more of these customers together have consistently represented a significant percentage of our operating revenue. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2019 revenue accruals and deferrals and exclude any amounts for the 2021 revenue accruals and deferrals that were included in our 2021 operating revenues but will not be billed to our customers until 2023. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
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
Human Capital Resources
ITC Holdings places significant emphasis on attracting, developing and retaining individuals who exemplify the values that are the cornerstone of our company. As of December 31, 2021, we had 705 employees, with low employee turnover and no significant change in the number of employees from the prior year. None of our employees are covered by collective bargaining agreements. In addition, we work with many outside firms to provide additional resources to support our business. We utilize human capital resources employed by these firms to assist with construction, maintenance, field operations and other corporate functions of our business. We believe that we have good relationships with our suppliers of contracted services.
Safety is of the utmost importance for our employees, and we consider safety to be a key priority for our company. Our safety policies, procedures and training practices have resulted in safety performance metrics that consistently rank us in the top decile among comparable electric utilities.
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
We strive to provide an inclusive and diverse environment for all of our employees. We believe that by recognizing and valuing our employees’ similarities, as well as their differences, we make our shared goals possible. In addition to our internal commitments to inclusion and diversity, we are continuing to enhance our supplier diversity program. This effort will further diversify our supplier base through the recruitment and growth of businesses owned by minorities, women and veterans.

Environmental Matters
See “Environmental Matters” in Note 17 to the consolidated financial statements.
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
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based Formula Rates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the Formula Rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the Formula Rate templates, the rates of return on the actual equity portion of their respective capital structures, ROE adders for independent transmission ownership and RTO participation, the approved capital structures and other aspects of our rates, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative in a proceeding under Section 206 of the FPA. In addition, interested parties may challenge the annual implementation and calculation by our Regulated Operating Subsidiaries of their projected rates and Formula Rate true up pursuant to their approved Formula Rates under the Regulated Operating Subsidiaries’ Formula Rate implementation protocols. End-use consumers and entities supplying electricity to end-use consumers may also attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Rate of Return on Equity Complaints” in Note 17 to the consolidated financial statements for detail on ROE matters.
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
Each of our Regulated Operating Subsidiaries is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval of the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval is also required to acquire a significant interest in securities of a public utility. Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of our Regulated Operating Subsidiaries must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities (including debt securities). If we are unable to obtain the necessary FERC approvals for potential acquisitions, dispositions or merger activities, or to raise capital, our strategic and growth opportunities may be limited. This could have an adverse impact on our financial condition, results of operations and cash flows.
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

The widespread outbreak of an illness or other communicable disease, including the COVID-19 pandemic, or any other public health crisis, could have a material adverse impact on our business, financial condition, results of operations, cash flows and credit metrics.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable diseases, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. COVID-19 is currently impacting the global economy, supply chains and markets. As a result of efforts to limit the spread of COVID-19, public health authorities, OSHA, and/or the states served by our transmission systems may issue orders that can place restrictions on and/or result in the temporary shutdown of operations of businesses that use our transmission systems. The impact of efforts to limit the spread of COVID-19 on our business, financial condition and results of operations is uncertain and will ultimately depend on the duration and severity of the pandemic, the length that the various business restrictions are in effect, the impact of recent resurgences of COVID-19 cases and deaths in the United States, and the efficacy and distribution of COVID-19 vaccines.
We intend to comply with applicable obligations that require broad categories of employees and subcontractors to be vaccinated against COVID-19 or test regularly. Complying with such vaccine and/or testing requirements poses the risk of workforce disruption that could impact business continuity, including the quarantine/isolation of employees, the possibility of resignations by unwilling employees and/or subcontractors, and difficulty in satisfying future labor needs. Significant workforce disruptions could have a material impact on our business, financial condition, results of operations and cash flows.
COVID-19 could disrupt the supply chains that provide services and equipment to us as part of our capital expenditures or maintenance efforts. If our supply chains are disrupted, we may be unable to perform necessary maintenance, which could result in increased costs as we implement contingency plans to allow us to continue to operate. Supply chain interruptions may also increase the cost of capital expenditures or result in the delay or cancellation of planned projects, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We cannot predict whether, and the extent to which, COVID-19 will have a material impact on our liquidity, financial condition, and results of operations. We require access to the capital markets to fund capital investments. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which may not be available and may increase our cost of capital. The extent to which COVID-19 may impact our liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted; an extended period of global supply chain and economic disruption could materially impact our business, financial condition, results of operations, cash flows and credit metrics.
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
Acts of war, terrorist attacks and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Acts of war, terrorist attacks and other catastrophic events may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets. Energy related assets, including, for example, our transmission facilities and DTE Electric’s, Consumers Energy’s and IP&L’s generation and distribution facilities that we interconnect with, may be at risk of acts of war, terrorist attacks and other catastrophic events. Such events or threats may have a material effect on the economy in general and could result in a decline in energy consumption, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
A cyber-attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Various U.S. Government agencies have noted that external threat sources continue to seek to exploit, through cyber-attacks, potential vulnerabilities in the U.S. energy infrastructure, including electric transmission assets. These cyber threats and attacks are becoming more sophisticated and dynamic. Cyber security incidents could harm our business by limiting our transmission capabilities, delay our development and construction of new facilities or capital improvement projects on existing facilities or expose us to liability. Cyber-attacks targeting our information systems could also impair our records, networks, systems and programs, or transmit viruses to other systems. Such events or the threat of such events may increase costs associated with heightened security requirements. In addition, if our major customers or suppliers experience a cyber-attack it may reduce their ability to use our transmission facilities or service our transmission assets. If our business or those of our customers and suppliers are subject to a cyber-attack, it may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Effects of climate change, including natural disasters, severe weather and other related phenomena, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Natural disasters, severe weather, and other related phenomena due to climate change may negatively affect our business and financial condition through increased costs from repairs to our transmission facilities and implementation of contingency plans for continued operations as repairs are underway. We could also experience disruptions to our supply chain, as our suppliers may face similar challenges to their operations from severe weather-related events due to climate change. Furthermore, prolonged power outages to customers and business interruptions from delays in storm restoration efforts could damage our reputation, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Moreover, federal, regional or state legislative or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Such laws or regulations could impose costs tied to greenhouse gas emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The occurrence of the foregoing events could put upward pressure on costs, adversely affecting our business, financial condition, results of operations and cash flows.
Changes in tax laws or regulations may negatively affect our financial condition, results of operations, net income, cash flows and credit metrics.
We are subject to taxation by various taxing authorities at the federal, state and local levels. Various representatives of the government, corporations, industry groups and the public continue to pursue changes to tax laws and regulations, and corporate tax reform continues to be a priority in many jurisdictions. Due to unique aspects of the treatment of taxes for regulated utilities, the impacts of changes in tax laws for us and our Regulated Operating Subsidiaries may differ from the impacts to other corporations generally. Changes in federal, state or local tax rates or other aspects of tax laws could materially and adversely affect our financial condition, results of operations, net income, cash flows, and credit metrics.
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
•Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and investments and pay other expenses planned by us which could adversely affect our business, financial condition, results of operations and cash flows.
We may incur substantial additional indebtedness in the future. The incurrence of additional indebtedness would increase the leverage-related risks described above.

Adverse changes in our credit ratings may negatively affect us.
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining and downgrading our credit ratings. In addition, because we are a subsidiary of Fortis, a downgrade in Fortis’ credit rating could cause our credit rating to be downgraded as well, even if our creditworthiness has not otherwise deteriorated. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay on commercial paper and our revolving and term loan credit agreements.
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
•station assets, such as transformers and circuit breakers, at approximately 676 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;
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
METC does not own the majority of the land on which its assets are located, but under the provisions of the Easement Agreement, METC has an easement to use the land, rights-of-way, leases and licenses in the land on which its transmission lines are located that are held or controlled by Consumers Energy. See “Item 1. Business - Operating Contracts - METC - Amended and Restated Easement Agreement.”
Certain of our Regulated Operating Subsidiaries have issued First Mortgage Bonds and Senior Secured Notes. Under the terms of these instruments, the respective bondholders and noteholders have the benefit of a first mortgage lien on substantially all of the assets of the corresponding debt issuer. Refer to Note 9 to the consolidated financial statements for more information on the outstanding debt of our Regulated Operating Subsidiaries. As of December 31, 2021, there were no liens or encumbrances on the assets of ITC Interconnection.
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
ITC Holdings paid dividends of $232 million and $330 million to our parent, ITC Investment Holdings, during the years ended December 31, 2021 and 2020, respectively. ITC Holdings also paid dividends of $64 million to ITC Investment Holdings in January 2022. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant.
ITEM 6.     [Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking”

statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A. Risk Factors” and in our other reports filed with the SEC from time to time.
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
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2021 and 2020 and provides year-to-year comparisons between the years ended December 31, 2021 and 2020. Discussions of such information for the year ended December 31, 2019 and year-to-year comparisons between the years ended December 31, 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
ITC Holdings provides safe and reliable electric transmission service to connect consumers to more sustainable and cost-effective energy resources. ITC Holdings continues to make investments in a modernized grid to maintain reliability and accommodate future demands as our economy and lifestyles become increasingly dependent on electricity.
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
Our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by their customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed below under “— Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 5 to the consolidated financial statements.
Significant recent matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2021 or that may affect future results include:
•Our capital expenditures of $834 million at our Regulated Operating Subsidiaries during the year ended December 31, 2021, as described below under “— Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings, repayments, and interest rate swaps as described in Note 9 to the consolidated financial statements;
•The FERC orders related to the MISO ROE Complaints, as described in Note 17 to the consolidated financial statements, that are currently under appeal at the D.C. Circuit Court; and

•Issuance of a NOPR by the FERC on March 20, 2020 and issuance of a supplemental NOPR on April 15, 2021, that include a proposal to update the transmission incentives policy, as described below under “ — Recent Developments.”
These items are discussed in more detail throughout “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 5 to the consolidated financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 17 to the consolidated financial statements for detail on ROE matters.

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
(b)The weighted average cost of capital for purposes of this illustration is calculated below. The cost of capital for debt is included at a flat interest rate for purposes of this illustration and is not based on our actual cost of capital. The cost of capital rate for equity represents the current maximum allowed MISO ROE per the May 2020 Order on the Initial Complaint. See Note 17 to the consolidated financial statements for detail on ROE matters.

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	10.77% =	6.46%
	100.00%		8.46%
(c)Represents an approximation of the federal and state income tax expense for purposes of this illustration and is not based on our actual tax expense.
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather, economic conditions and other significant factors, including the effects of COVID-19, and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of weather, economic conditions, including COVID-19, and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month. Therefore, peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. While we expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings, our revenues and earnings have been impacted by changes in our ROE and required refunds resulting from the resolution of the incentive adders complaints and MISO ROE Complaints, as described in Note 5 and Note 17 to the consolidated financial statements. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE.
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022. This increase is expected to result in higher revenue from customers in the near term due to an overall increase in the rates at which we record depreciation expense. Based on December 31, 2020 asset balances used in the filing, we estimate an increase in 2022 in depreciation expense of approximately $35 million to $40 million resulting from our MISO Regulated Operating Subsidiaries’ new depreciation rates.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) interconnect new renewable generation resources; (3) upgrade physical and technological grid security to protect critical infrastructure; and (4) expand access to electricity markets to reduce the overall cost of delivered energy to customers. To date, COVID-19 has not had a material impact on our forecasted capital expenditures. However, we continue to evaluate and monitor the potential impacts of COVID-19, including potential supply chain disruptions, on our forecasted capital expenditures. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions of USD)	December 31, 2021	2022 — 2026
Expenditures for property, plant and equipment (a)	$834	$4,004
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. Refer to “Item 1. Business — Development of Business” for additional information.
A comprehensive effort by MISO is underway to identify and construct the regional transmission required in the MISO region to support the ongoing evolution of the electric industry. MISO is currently requesting FERC authorization for cost allocation and finalizing planning for an initial tranche of long range transmission plan projects.

Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A. Risk Factors.” In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
Recent Developments
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in challenges to businesses and facilities in various industries around the world, including our customers, and disruptions to the global economy and supply chains. To date, COVID-19 has not had a material impact on our net income. However, for 2020, we utilized various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
We are unable to predict the ultimate effects of COVID-19 on the U.S. or global economy or our operations. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. The extent of the impact of COVID-19 will depend on its duration, actions by government authorities, and impacts on our customers, employees, or vendors. These developments are continuously evolving, and we cannot predict whether COVID-19 will have a material impact on our financial condition, results of operations or cash flows.
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. The FERC has issued multiple orders in these proceedings, and there are appeals to these orders pending in the D.C. Circuit Court. See Rate of Return on Equity Complaints in Note 17 to the consolidated financial statements for a summary of the MISO ROE Complaints. See also the risk factor “Certain elements of our Regulated Operating Subsidiaries’ Formula Rates have been and can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus may have an adverse effect on our business, financial condition, results of operations and cash flows.” in Item 1A. Risk Factors.
Challenges to Incentive Adders for Transmission Rates
The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. Among other things, the rulemaking proposals would:
•grant incentives to transmission projects based upon benefits to customers ensuring reliability and reducing the cost of delivered power by reducing transmission congestion, and
•eliminate the ROE adders for independent transmission ownership and for RTO participation.
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of December 31, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
Complaints were previously filed with the FERC under section 206 of the FPA challenging the adders for independent transmission ownership that are in transmission rates charged by our MISO Regulated Operating Subsidiaries and ITC Great Plains. The FERC issued orders in these proceedings, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries and ITC Great Plains to 25 basis points, and the FERC orders were subsequently appealed in the D.C. Circuit Court. On February 19, 2021, the appeal of the FERC order in the proceedings for the MISO Regulated Operating Subsidiaries was denied. On March 4, 2021, the appeals of the FERC orders in the proceedings for ITC Great Plains were dismissed following a motion for voluntary dismissal by ITC Great Plains. See Note 5 to the consolidated financial statements for a summary of incentive adders for transmission rates and these matters.

See also the risk factor “Certain elements of our Regulated Operating Subsidiaries’ Formula Rates have been and can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus may have an adverse effect on our business, financial condition, results of operations and cash flows.” in Item 1A. Risk Factors.
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
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.

Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In millions of USD)	2021	2020	(Decrease)	(Decrease)	2019	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,358	$1,290	$68	5%	$1,286	$4	—%
Formula Rate true-up	(9)	8	(17)	(213)%	41	(33)	(80)%
Total operating revenue	1,349	1,298	51	4%	1,327	(29)	(2)%
OPERATING EXPENSES
Operation and maintenance	108	87	21	24%	113	(26)	(23)%
General and administrative	128	115	13	11%	138	(23)	(17)%
Depreciation and amortization	232	219	13	6%	203	16	8%
Taxes other than income taxes	133	124	9	7%	118	6	5%
Other operating (income) and expenses, net	(1)	—	(1)	n/a	—	—	n/a
Total operating expenses	600	545	55	10%	572	(27)	(5)%
OPERATING INCOME	749	753	(4)	(1)%	755	(2)	—%
OTHER EXPENSES (INCOME)
Interest expense, net	251	240	11	5%	224	16	7%
Allowance for equity funds used during construction	(30)	(27)	(3)	11%	(29)	2	(7)%
Other (income) and expenses, net	(5)	(3)	(2)	67%	—	(3)	n/a
Total other expenses (income)	216	210	6	3%	195	15	8%
INCOME BEFORE INCOME TAXES	533	543	(10)	(2)%	560	(17)	(3)%
INCOME TAX PROVISION	127	136	(9)	(7)%	132	4	3%
NET INCOME	$406	$407	$(1)	—%	$428	$(21)	(5)%
Operating Revenues
Year ended December 31, 2021 compared to year ended December 31, 2020
The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2021 and 2020 which included revenue accruals and deferrals as described in Note 5 to the consolidated financial statements:

						Percentage
	2021		2020		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$929	69%	$852	66%	$77	9%
Regional cost sharing revenues (a)	358	27%	362	28%	(4)	(1)%
Point-to-point	17	1%	13	1%	4	31%
Scheduling, control and dispatch (a)	19	1%	20	2%	(1)	(5)%
Other	26	2%	19	1%	7	37%
Remeasurement of liabilities for ROE Complaints	—	—%	32	2%	(32)	(100)%
Total	$1,349	100%	$1,298	100%	$51	4%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(9) million and $8 million for the years ended December 31, 2021 and 2020, respectively.
Operating revenues increased primarily due to a higher rate base associated with higher balances of property, plant and equipment in-service and increased recoverable operating expenses in 2021 due to temporary cost saving measures utilized in 2020, which was partially offset by a favorable base ROE adjustment in 2020 related to prior periods as a result of the May 2020 Order.

Operating Expenses
Operation and maintenance expenses
Year ended December 31, 2021 compared to year ended December 31, 2020
Operation and maintenance expense increased primarily due to higher expenses associated with substation and overhead line maintenance activities, as well as higher vegetation management requirements, primarily due to temporary cost saving measures that were utilized in 2020 as a result of the COVID-19 pandemic.
General and administrative expenses
Year ended December 31, 2021 compared to year ended December 31, 2020
General and administrative expenses increased due to higher compensation-related expenses, primarily due to an increase in share-based compensation expense.
Depreciation and amortization expenses
Year ended December 31, 2021 compared to year ended December 31, 2020
Depreciation and amortization expenses increased primarily due to a higher depreciable base resulting from property, plant and equipment in-service additions.
Taxes other than income taxes
Year ended December 31, 2021 compared to year ended December 31, 2020
Taxes other than income taxes increased due to higher property tax expenses primarily due to our Regulated Operating Subsidiaries’ 2020 capital additions and higher millage rates, which are included in the assessments for 2021 property taxes.
Other Expenses (Income)
Interest Expense, Net
Year ended December 31, 2021 compared to year ended December 31, 2020
Interest expense, net increased due to higher debt balances and higher amortization of interest as a result of losses on interest rate swaps terminated in 2020. Additionally, the May 2020 Order resulted in a reduction in our previously recorded refund obligations, as well as a corresponding reduction in interest expense in 2020. See Note 17 to the consolidated financial statements for information regarding the May 2020 Order and the associated impacts of MISO ROE Complaints.
Income Tax Provision
Year ended December 31, 2021 compared to year ended December 31, 2020
Our effective tax rates for the years ended December 31, 2021 and 2020 were 23.8% and 25.0%, respectively. Our effective tax rate as of December 31, 2021 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, partially offset by AFUDC equity and a change in our amortization method associated with excess deferred tax liabilities. The amount of income tax expense relating to AFUDC equity and excess deferred tax was recognized as a regulatory asset and regulatory liability, respectively, and is not included in the income tax provision. See Note 10 to the consolidated financial statements for further discussion regarding our income tax provision.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 9 to the consolidated financial statements). In addition, we may from time to time secure debt funding (including debt to finance or refinance portfolios of eligible projects based on the green bond framework established by ITC Holdings) in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures (including purchase commitments as described in Note 17 to the consolidated financial statements) at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described below.
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 17 to the consolidated financial statements would result in additional capital requirements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term (within twelve months) needs. However, we rely on both internal and external sources of liquidity to provide working capital and fund capital investments. The COVID-19 pandemic has impacted the global economy and capital markets in various ways, including negative impacts which have varied in duration and magnitude. An extended period of economic disruption could impact our ability to access the capital markets requiring us to seek alternative forms of financing which could negatively impact our liquidity and capital resources. ITC Holdings’ sources of cash are dividends and other payments received by us from our Regulated Operating Subsidiaries and any of our other subsidiaries as well as the proceeds raised from the sale of our debt securities. Each of our Regulated Operating Subsidiaries, while wholly-owned by ITC Holdings, is legally distinct from ITC Holdings and has no obligation, contingent or otherwise, to make funds available to us.
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of December 31, 2021, we had consolidated indebtedness under our revolving credit agreements of $329 million, with unused capacity under our revolving credit agreements of $571 million. ITC Holdings had $155 million of commercial paper issued and outstanding, net of discount, as of December 31, 2021, with the ability to issue an additional $245 million under the commercial paper program. In 2021, we paid $4 million of interest and commitment fees under our revolving credit agreements and commercial paper program.
To address our future capital requirements, we expect that we will need to obtain additional long-term debt financing. As of December 31, 2021, we had various notes and bonds outstanding with terms, including fixed interest rate and principal payment terms, specific to each borrowing. Maturity dates for these long-term debt issuances range from 2022 to 2055. Total future interest payment obligations associated with these existing fixed-rate, long-term debt obligations were $3.9 billion as of December 31, 2021, with expected interest payment obligations of $240 million due within the next twelve months. Certain of our capital projects could be delayed if we experience difficulties in accessing capital pursuant to complications from COVID-19, or otherwise. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. See Note 9 to the consolidated financial statements for a detailed discussion of our debt activity, including the commercial paper program and our term loan and revolving credit agreements, during the years ended December 31, 2021 and 2020.
METC has a contractual obligation through December 31, 2050 for an Easement Agreement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. The cost for use of the rights-of-way is $10 million per year. See Note 17 to the consolidated financial statements for additional details related to the easement.
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
We have exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. Certain tenors of LIBOR began being phased out in late 2021, with full discontinuation planned for mid-2023. We believe the rate selected as the preferred alternative to LIBOR will be an acceptable replacement rate when LIBOR is fully discontinued. However, we plan to continue using the available LIBOR tenors until 2023 and as such cannot reasonably estimate the expected impact of the planned discontinuation of LIBOR at this time.
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

	S&P		Moody’s
	Rating	Outlook (a)	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	BBB+	Stable	Baa2	Stable
Commercial Paper	A-2	Stable	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A	Stable	A1	Stable
METC
Senior Secured Notes	A	Stable	A1	Stable
ITC Midwest
First Mortgage Bonds	A	Stable	A1	Stable
ITC Great Plains
First Mortgage Bonds	A	Stable	A1	Stable
_____________________
(a)On April 1, 2021, S&P reaffirmed the ratings of ITC Holdings and certain of our Regulated Operating Subsidiaries and revised all outlooks from negative to stable.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2021, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.

Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$406	$407	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	232	219	203
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	52	(47)	(55)
Deferred income tax expense	127	138	135
Other	(32)	(85)	(82)
Net cash provided by operating activities	785	632	629
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(834)	(885)	(865)
Contributions in aid of construction	15	2	10
Other	(5)	5	1
Net cash used in investing activities	(824)	(878)	(854)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance/repayment of debt (including commercial paper and revolving and term loan credit agreements)	294	561	463
Dividends to ITC Investment Holdings	(232)	(330)	(250)
Refundable deposits from and repayments to generators for transmission network upgrades, net	(21)	50	11
Settlement of interest rate swaps	—	(23)	—
Other	(1)	(12)	(3)
Net cash provided by financing activities	40	246	221
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	—	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	6	10
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$7	$6	$6
Cash Flows From Operating Activities
Year ended December 31, 2021 compared to year ended December 31, 2020
Net cash provided by operating activities was $785 million and $632 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $162 million compared to the year ended December 31, 2020 and lower net payments related to the MISO ROE Complaints of $26 million, including interest, refunded to customers. This increase was partially offset by higher operation and maintenance expenses and general and administrative expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Cash Flows From Investing Activities
Year ended December 31, 2021 compared to year ended December 31, 2020
Net cash used in investing activities was $824 million and $878 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $51 million and an increase in contributions in aid of construction of $13 million received during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cash Flows From Financing Activities
Year ended December 31, 2021 compared to year ended December 31, 2020
Net cash provided by financing activities was $40 million and $246 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash provided by financing activities was due primarily to a decrease in issuances of long-term debt of $955 million and an increase in net repayments of refundable deposits for transmission network upgrades of $71 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was partially offset by a decrease in retirement of long-term debt of $35 million, an increase in net borrowings under our revolving credit agreements of $232 million, a decrease in net repayments under our term loan credit agreements of $200 million, an increase in net issuances of commercial paper of $221 million, a decrease in dividend payments of $98 million and a decrease in settlement of interest rate swaps of $23 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. See Note 9 to the consolidated financial statements for additional discussion on debt and interest rate swaps.
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 6 to the consolidated financial statements, we had regulatory assets and liabilities of $211 million and $633 million, respectively, as of December 31, 2021. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $26 million relating to intangible assets at December 31, 2021 that are described in Note 8 to the consolidated financial statements.
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
The true-up mechanisms under our Formula Rates meet the GAAP requirements for accounting for rate-regulated utilities and the effects of certain alternative revenue programs. Accordingly, revenue is recognized during each reporting period based on actual revenue requirements calculated using the cost-based Formula Rates. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The true-up amount is automatically reflected in customer bills within two years under the provisions of the Formula Rates. See Note 6 to the consolidated financial statements for the regulatory assets and liabilities recorded at our Regulated Operating Subsidiaries’ as a result of the Formula Rate revenue accruals and deferrals.
Contingent Obligations
See Note 2 to the consolidated financial statements for a description of the policy for estimating contingent obligations. The adequacy of liabilities recorded for contingent obligations can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements. These events or conditions include, without limitation, the following:
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
Refer to Note 17 to the consolidated financial statements for discussion on contingencies, including the MISO ROE Complaints.
Pension and Postretirement Benefit Plan Assumptions
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions. Key assumptions include:
•Discount rates used to determine obligations,
•Expected long-term returns on plan assets,
•Rate of salary increases,
•Mortality, and
•Rate of increase in health care costs.
Discount Rates
Benefit obligations, service cost and interest cost are determined by separately discounting projected benefit payments using a yield curve of high-quality corporate bonds. As of December 31, 2021, the weighted-average single equivalent discount rate for the benefit obligation was 2.86% and 3.14% for our pension and postretirement benefit plans, respectively.
Expected Long-Term Rate of Return on Plan Assets
In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. For the year ended December 31, 2021, we assumed that our pension and postretirement benefit plans’ assets would generate weighted-average long-term rates of return of 5.70% and 4.30%, respectively.
Salary Increases
As of December 31, 2021, we used an annual rate of salary increases of 4.00% to determine our pension and postretirement plan obligations.
Mortality
The Pri-2012 mortality table projected forward generationally from 2012 with the MP-2020 mortality improvement scale was used to determine pension and postretirement plan obligations as of December 31, 2021.
Rate of Increase in Healthcare Costs
We used a current year healthcare cost trend rate of 6.00% for 2021 grading down to a 5.00% ultimate rate in 2025 in valuing our postretirement benefit obligation as of December 31, 2021. These rates are based on a review of recent and expected future experience.
Sensitivity Analysis
The below table displays the effect on our costs and obligation of a 1% change to our assumptions as of December 31, 2021:

	Effect on Costs		Effect on Obligation
(in millions of USD)	1% Increase	1% Decrease	1% Increase	1% Decrease
Change to Pension Plans
Discount Rate	$—	$2	$(17)	$21
Long-Term Rate of Return on Plan Assets	(1)	1	N/A	N/A
Change to Postretirement Plan
Discount Rate	(4)	2	(22)	28
Long-Term Rate of Return on Plan Assets	(1)	1	N/A	N/A
Healthcare Cost Trend Rate	$4	$(5)	$24	$(19)
See Note 11 to the consolidated financial statements for further details regarding our pension and postretirement benefit plan costs and obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.
Recent Accounting Pronouncements
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our consolidated financial statements.
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

Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,995 million and $7,119 million at December 31, 2021 and 2020, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,179 million and $6,097 million at December 31, 2021 and 2020, respectively. We performed an analysis calculating the impact of changes in interest rates on the fair value of long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper at December 31, 2021 and 2020. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at December 31, 2021 and 2020 would decrease the fair value of debt by $217 million and $213 million, respectively, and a decrease in interest rates of 10% at December 31, 2021 and 2020 would increase the fair value of debt by $231 million and $227 million, respectively, at that date.
Revolving Credit Agreements
At December 31, 2021 and 2020, we had a consolidated total of $329 million and $198 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2021 and 2020 would increase or decrease interest expense by less than $1 million for an annual period with a constant borrowing level of $329 million and $198 million, respectively.
Commercial Paper
At December 31, 2021 and 2020, ITC Holdings had $155 million and $67 million, respectively, of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million for an annual period with a continuous level of commercial paper outstanding of $155 million and $67 million at December 31, 2021 and 2020, respectively.
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
As of December 31, 2021, we held 5-year interest rate swap contracts with a notional amount of $375 million, which manages interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. See Note 9 to the consolidated financial statements for further discussion on these interest rate swaps. At December 31, 2020, ITC Holdings did not have any interest rate swaps outstanding.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.5%, 23.5% and 24.7%, respectively, or $300 million, $327 million and $344 million, respectively, of our consolidated billed revenues for the year ended December 31, 2021. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2019 revenue accruals and deferrals and exclude any amounts for the 2021 revenue accruals and deferrals that were included in our 2021 operating revenues but will not be billed to our customers until 2023.
For the year ended December 31, 2020, our credit risk was primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.6%, 23.9% and 23.9%, respectively, or $265 million, $292 million and $292 million, respectively, of our consolidated billed revenues. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2018 revenue accruals and deferrals and exclude any amounts for the 2020 revenue accruals and deferrals that were included in our 2020 operating revenues but will not be billed to our customers until 2022.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements and schedules are included herein:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable, not absolute, assurance as to the reliability of our financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters — Impact of rate regulation on the financial statements – Refer to Notes 2, 5, and 6 to the financial statements
Critical Audit Matter Description
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
•For regulatory matters in process, we inspected the annual formula rate filings and open complaints for any evidence that might contradict management’s assertions. We obtained and evaluated an analysis from management, regarding cost recoveries or potential future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 10, 2022

We have served as the Company's auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions of USD, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$5	$4
Accounts receivable	128	114
Inventory	45	42
Regulatory assets	21	52
Prepaid and other current assets	18	12
Total current assets	217	224
Property, plant and equipment (net of accumulated depreciation and amortization of $2,199 and $2,055, respectively)	9,961	9,327
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $49 and $46, respectively)	26	29
Regulatory assets	190	212
Other assets	101	83
Total other assets	1,267	1,274
TOTAL ASSETS	$11,445	$10,825
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$127	$130
Accrued compensation	72	55
Accrued interest	56	55
Accrued taxes	64	61
Regulatory liabilities	14	14
Refundable deposits and advances for construction	44	37
Debt maturing within one year	654	67
Other current liabilities	16	18
Total current liabilities	1,047	437
Accrued pension and postretirement liabilities	52	59
Deferred income taxes	1,161	1,013
Regulatory liabilities	619	612
Refundable deposits	28	65
Other liabilities	55	50
Long-term debt	6,009	6,295
Commitments and contingent liabilities (Notes 5 and 17)
TOTAL LIABILITIES	8,971	8,531
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2021 and 2020	892	892
Retained earnings	1,584	1,410
Accumulated other comprehensive loss	(2)	(8)
Total stockholder’s equity	2,474	2,294
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,445	$10,825
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
OPERATING REVENUES
Transmission and other services	$1,358	$1,290	$1,286
Formula Rate true-up	(9)	8	41
Total operating revenue	1,349	1,298	1,327
OPERATING EXPENSES
Operation and maintenance	108	87	113
General and administrative	128	115	138
Depreciation and amortization	232	219	203
Taxes other than income taxes	133	124	118
Other operating (income) and expense, net	(1)	—	—
Total operating expenses	600	545	572
OPERATING INCOME	749	753	755
OTHER EXPENSES (INCOME)
Interest expense, net	251	240	224
Allowance for equity funds used during construction	(30)	(27)	(29)
Other (income) and expenses, net	(5)	(3)	—
Total other expenses (income)	216	210	195
INCOME BEFORE INCOME TAXES	533	543	560
INCOME TAX PROVISION	127	136	132
NET INCOME	406	407	428
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 13)	6	(15)	3
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6	(15)	3
TOTAL COMPREHENSIVE INCOME	$412	$392	$431
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
	Common Stock	Earnings	Income (Loss)	Equity
(In millions of USD)
BALANCE, DECEMBER 31, 2018	$892	$1,155	$4	$2,051
Net income	—	428	—	428
Dividends to ITC Investment Holdings	—	(250)	—	(250)
Other comprehensive income, net of tax (Note 13)	—	—	3	3
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	407	—	407
Dividends to ITC Investment Holdings	—	(330)	—	(330)
Other comprehensive loss, net of tax (Note 13)	—	—	(15)	(15)
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	406	—	406
Dividends to ITC Investment Holdings	—	(232)	—	(232)
Other comprehensive income, net of tax (Note 13)	—	—	6	6
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$406	$407	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	232	219	203
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	52	(47)	(55)
Deferred income tax expense	127	138	135
Allowance for equity funds used during construction	(30)	(27)	(29)
Share-based compensation	34	25	32
Other	6	4	10
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(18)	—	(10)
Accounts payable	(3)	4	(11)
Accrued interest	1	7	(2)
Accrued compensation	(3)	(14)	10
Accrued taxes	3	(3)	3
Net refund settlements and adjustments related to return on equity complaints	(5)	(65)	(82)
Other current and non-current assets and liabilities, net	(17)	(16)	(3)
Net cash provided by operating activities	785	632	629
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(834)	(885)	(865)
Contributions in aid of construction	15	2	10
Other	(5)	5	1
Net cash used in investing activities	(824)	(878)	(854)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	75	1,030	175
Borrowings under revolving credit agreements	1,175	1,495	1,090
Borrowings under term loan credit agreements	—	275	200
Net issuance (repayment) of commercial paper	88	(133)	200
Retirement of long-term debt — including extinguishment of debt costs	—	(35)	(203)
Repayments of revolving credit agreements	(1,044)	(1,596)	(999)
Repayments of term loan credit agreements	—	(475)	—
Dividends to ITC Investment Holdings	(232)	(330)	(250)
Refundable deposits from generators for transmission network upgrades	18	60	19
Repayment of refundable deposits from generators for transmission network upgrades	(39)	(10)	(8)
Settlement of interest rate swaps	—	(23)	—
Other	(1)	(12)	(3)
Net cash provided by financing activities	40	246	221
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	—	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	6	10
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$7	$6	$6
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect, passive, non-voting equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own, operate, maintain and invest in high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas, and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems.
Our Regulated Operating Subsidiaries are independent electric transmission utilities, with cost-based rates regulated by the FERC. ITCTransmission’s service area is located in southeastern Michigan, while METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois and Missouri and ITC Great Plains currently owns assets located in Kansas and Oklahoma. MISO bills and collects revenues from the MISO Regulated Operating Subsidiaries’ customers. SPP bills and collects revenue from ITC Great Plains’ customers. ITC Interconnection currently owns assets in Michigan and earns revenues based on its facilities reimbursement agreement with a merchant generating company.
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in challenges to businesses and facilities in various industries around the world, including our customers, and disruptions to the global economy and supply chains. To date, COVID-19 has not had a material impact on our net income. However, for 2020, we utilized various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
We are unable to predict the ultimate effects of COVID-19 on the U.S. or global economy or our operations. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. The extent of the impact of COVID-19 will depend on its duration, actions by government authorities, and impacts on our customers, employees, or vendors. These developments are continuously evolving, and we cannot predict whether COVID-19 will have a material impact on our financial condition, results of operations or cash flows.
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
Accounts Receivable Reserve — We recognize losses for uncollectible accounts based on the current expected credit loss model. As of December 31, 2021, 2020 and 2019 we did not have an accounts receivable reserve.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $223 million, $209 million and $194 million for 2021, 2020 and 2019, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Periodically we perform depreciation studies of the assets at our Regulated Operating Subsidiaries. The results of these studies are submitted to, and require approval from the FERC prior to changing our depreciation rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.0% for 2021, 2020 and 2019. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 45 to 60 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC was a reduction to interest expense of $8 million, $7 million and $8 million for 2021, 2020 and 2019, respectively.
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
Jointly Owned Utility Plant/Coordinated Services — Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines as described in Note 15. We account for these jointly owned assets by recording property, plant and equipment for the percentage of our undivided ownership interest. Various agreements provide the authority for construction of capital improvements and the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest, and each participant is responsible for providing its own financing. Our participating share of expenses associated with these jointly held assets are primarily recorded within operation and maintenance expenses on our consolidated statements of comprehensive income.
Fair Value Through Net Income — We have certain investments in mutual funds, including fixed income securities and equity securities that are classified as fair value through net income. The fixed income security investments primarily fund our two supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees as described in Note 11. Gains and losses associated with our mutual funds as described in Note 12 are recorded in earnings.
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
Goodwill and Other Intangible Assets — Goodwill is not subject to amortization; however, goodwill is required to be assessed for impairment, and a resulting write-down, if any, is to be reflected in operating expense. We have goodwill recorded relating to our acquisitions of ITCTransmission and METC, and ITC Midwest’s acquisition of the IP&L transmission assets. Goodwill is reviewed at the reporting unit level at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. Our reporting units are ITCTransmission, METC and ITC Midwest as each entity represents an individual operating segment to which goodwill has been assigned. At December 31, 2021 and 2020, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2021 and determined that no impairment exists. There were no events subsequent to October 1, 2021 that indicated impairment of our goodwill. Our intangible assets other than goodwill have finite lives and are amortized over their useful lives. Refer to Note 8 for additional discussion on our intangible assets.
Deferred Financing Fees and Discount or Premium on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt. We recorded $5 million during the years ended December 31, 2021, 2020 and 2019 to interest expense for the amortization of deferred financing fees and debt discounts.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing PCBs and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. Our asset retirement obligations as of December 31, 2021 and 2020 of $6 million are included in other liabilities.
Derivatives and Hedging — We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Cash flows related to interest rate swaps that are designated in hedging relationships are generally classified on the consolidated statements of cash flows within cash flows from financing activities. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows. Refer to Note 9 for additional discussion regarding derivative instruments.
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
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements and we record a revenue deferral or accrual for the difference. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities. Operating revenues arising from these alternative revenue programs are presented on our consolidated statements of comprehensive income in the line “Formula Rate true-up”, which is separate from the reporting of our tariff revenues, which are presented in the line “Transmission and other services.” Only the initial origination of our alternative revenue program revenue is reported in the Formula Rate true-up line on our consolidated statements of comprehensive income. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively. Refer to Note 5 under “Cost-Based Formula Rates with True-Up Mechanism” and Note 3 under “Formula Rate True-Up” for a discussion of our revenue accounting under our cost-based Formula Rates.
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
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholder’s equity during a period arising from transactions and events from non-owner sources, including net income and any gain or loss arising from our interest rate swaps.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2021, we have not recognized any uncertain income tax positions.
We file our federal and Michigan income tax returns as part of the FortisUS consolidated tax returns and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax returns. We continue to file with various other state and city jurisdictions where we have a separate return filing obligation. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2017 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2017 to 2020. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded as interest expense and other expense, respectively, in our consolidated statements of comprehensive income. Refer to Notes 6 and 10 for additional discussion on income taxes.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was $6 million, $5 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions of USD)	2021	2020	2019	2018
Trade accounts receivable	$3	$2	$2	$2
Unbilled accounts receivable	116	102	102	92
Other	9	10	13	8
Total accounts receivable	$128	$114	$117	$102

5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 17 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and "Incentive Adders for Transmission Rates" discussed herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2021:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2020	$50
Net collection of 2019 revenue deferrals and accruals, including accrued interest	(43)
Net revenue deferral for the year ended December 31, 2021	(9)
Net regulatory liabilities as of December 31, 2021	$(2)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2021	2020
Current regulatory assets	$20	$44
Non-current regulatory assets	10	19
Current regulatory liabilities	(13)	(1)
Non-current regulatory liabilities	(19)	(12)
Net regulatory (liabilities) assets	$(2)	$50
Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. On March 20, 2020, the FERC issued a NOPR and on April 15, 2021, the FERC issued a supplemental NOPR that was a proposal to update the transmission incentives policy. As of December 31, 2021, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.

MISO Regulated Operating Subsidiaries
On April 20, 2018, Consumers Energy, IP&L, Midwest Municipal Transmission Group, Missouri River Energy Services, Southern Minnesota Municipal Power Agency and WPPI Energy filed a complaint with the FERC under section 206 of the FPA, challenging the adders for independent transmission ownership that are included in transmission rates charged by the MISO Regulated Operating Subsidiaries. At the time of the complaint, the adders for independent transmission ownership allowed up to 50 basis points or 100 basis points to be added to the MISO Regulated Operating Subsidiaries’ authorized ROE, subject to any ROE cap established by the FERC. On October 18, 2018, the FERC issued an order granting the complaint in part, setting revised adders for independent transmission ownership for each of the MISO Regulated Operating Subsidiaries to 25 basis points, and requiring the MISO Regulated Operating Subsidiaries to include the revised adders, effective April 20, 2018, in their Formula Rates. On September 11, 2019, the MISO Regulated Operating Subsidiaries filed an appeal of the FERC’s order in the D.C. Circuit Court and on February 19, 2021, the appeal was denied. As a result, the FERC’s October 18, 2018 order was upheld without further impact on our financial condition, consolidated results of operations or cash flows.
For each of the years ended December 31, 2021, 2020 and 2019, the authorized incentive adders for the MISO Regulated Operating Subsidiaries included a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 17 for information regarding the MISO ROE Complaints and the associated impact to the base ROE of our MISO Regulated Operating Subsidiaries.
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
Prior to the issuance of the FERC order on July 16, 2020, the authorized ROE used by ITC Great Plains was 12.16% and was composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. Based on the July 16, 2020 order, the authorized ROE used by ITC Great Plains was revised to 11.41% and is currently composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Rate of Return on Equity Complaints
See “Rate of Return on Equity Complaints” in Note 17 for a discussion of the MISO ROE Complaints.

6.    REGULATORY ASSETS AND LIABILITIES
Regulatory Assets
The following table summarizes the regulatory asset balances:

	December 31,
(In millions of USD)	2021	2020
Regulatory Assets:
Current:
Revenue accruals (including accrued interest of less than $1 and $2 as of December 31, 2021 and 2020, respectively) (a)	$20	$44
Amounts recoverable related to the Initial Complaint (including accrued interest of less than $1 and $2 as of December 31, 2021 and 2020, respectively) (b)	1	8
Total current	21	52
Non-current:
Revenue accruals (including accrued interest of less than $1 as of December 31, 2021 and 2020) (a)	10	19
ITCTransmission ADIT deferral (net of accumulated amortization of $57 and $54 as of December 31, 2021 and 2020, respectively)	4	7
METC ADIT deferral (net of accumulated amortization of $35 and $33 as of December 31, 2021 and 2020, respectively)	8	10
METC regulatory deferrals (net of accumulated amortization of $12 and $11 as of December 31, 2021 and 2020, respectively)	3	4
Income taxes recoverable related to AFUDC equity	114	106
ITC Great Plains start-up, development and pre-construction (net of accumulated amortization of $9 and $7 as of December 31, 2021 and 2020, respectively)	4	6
Pensions and postretirement	20	30
Income taxes recoverable related to implementation of the Michigan Corporate Income Tax	6	6
Accrued asset removal costs	21	24
Total non-current	190	212
Total	$211	$264
____________________________
(a)Refer to discussion of revenue accruals in Note 5 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of these regulatory assets, but do accrue interest carrying costs, which are subject to rate recovery along with the principal amount of the revenue accrual.
(b)Refer to discussion of the refund in Note 17 under “Rate of Return on Equity Complaints.”
ITCTransmission ADIT Deferral
The carrying amount of the ITCTransmission ADIT Deferral is the remaining unamortized balance of the portion of ITCTransmission’s purchase price in excess of fair value of net assets acquired from DTE Energy approved for inclusion in future rates by the FERC. The original amount recorded for this regulatory asset of $61 million is recognized in rates and amortized on a straight-line basis over 20 years beginning March 1, 2003. ITCTransmission includes the remaining unamortized balance of this regulatory asset in rate base. ITCTransmission recorded amortization expense of $3 million annually during 2021, 2020 and 2019, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through ITCTransmission’s cost-based Formula Rate template.
METC ADIT Deferral
The carrying amount of the METC ADIT Deferral is the remaining unamortized balance of the portion of METC’s purchase price in excess of the fair value of net assets acquired at the time MTH acquired METC from

Consumers Energy approved for inclusion in future rates by the FERC. The original amount approved for recovery recorded for this regulatory asset of $43 million is recognized in rates and amortized on a straight-line basis over 18 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $2 million annually during 2021, 2020 and 2019, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through METC’s cost-based Formula Rate template.
METC Regulatory Deferrals
The carrying amount of the METC Regulatory Deferrals is the amount METC has deferred, as a regulatory asset, of depreciation and related interest expense associated with new transmission assets placed in service from January 1, 2001 through December 31, 2005 that were included on METC’s balance sheet at the time MTH acquired METC from Consumers Energy. The original amount recorded for this regulatory asset of $15 million, and approved for inclusion in future rates by the FERC, is recognized in rates and amortized over 20 years beginning January 1, 2007. METC includes the remaining unamortized balance of this regulatory asset in rate base. METC recorded amortization expense of $1 million annually during 2021, 2020 and 2019, which is included in depreciation and amortization in our consolidated statements of comprehensive income and recovered through METC’s cost-based Formula Rate template.
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
ITC Great Plains Start-Up, Development and Pre-Construction
In 2013, ITC Great Plains made a filing with the FERC, under Section 205 of the FPA, to recover start-up, development and pre-construction expenses in future rates. These expenses included certain costs incurred by ITC Great Plains for two regional cost sharing projects in Kansas prior to construction. In March 2015, the FERC accepted ITC Great Plains’ request to commence amortization of the authorized regulatory assets, subject to refund. In December 2015, the FERC issued an order accepting an uncontested settlement agreement establishing the amounts of the regulatory assets and associated carrying charges to be recovered. ITC Great Plains includes the unamortized balance of these regulatory assets in rate base and amortizes them over a 10-year period, that began in the second quarter of 2015. The amortization expense is recorded to general and administrative expenses in our consolidated statements of comprehensive income and is recovered through ITC Great Plains’ cost-based Formula Rate.
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
Regulatory Liabilities
The following table summarizes the regulatory liability balances:

	December 31,
(In millions of USD)	2021	2020
Regulatory Liabilities:
Current:
Revenue deferrals (including accrued interest of $1 and less than $1 as of December 31, 2021 and 2020, respectively) (a)	$13	$1
Refund related to the Initial Complaint (including accrued interest of $1 as of December 31, 2020) (b)	—	13
Other	1	—
Total current	14	14
Non-current:
Revenue deferrals (including accrued interest of less than $1 as of December 31, 2021 and 2020) (a)	19	12
Accrued asset removal costs	70	73
Excess state income tax deductions	3	3
Income taxes refundable related to implementation of the TCJA	495	507
Pensions and postretirement	31	16
Other	1	1
Total non-current	619	612
Total	$633	$626
____________________________
(a)Refer to discussion of revenue deferrals in Note 5 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries accrue interest on the true-up amounts which will be refunded through rates along with the principal amount of revenue deferrals in future periods.
(b)Refer to discussion of the refund in Note 17 under “Rate of Return on Equity Complaints.”
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
Income Taxes Refundable Related to Implementation of the TCJA
Under the TCJA, we were required to revalue our deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the TCJA, which resulted in lower net deferred tax liabilities and the establishment of a net regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. For our Regulated Operating Subsidiaries, our deferred taxes are subject to a normalization method of accounting for the excess tax reserves resulting from the change in the federal statutory tax rate which requires the use of either the ARAM or the alternative method, RSGM, for assets related to public utility property. Prior to 2021, the ARAM method was used for the return of excess deferred taxes to customers associated with public utility property. Beginning in 2021, we began using RSGM for the return of all remaining categories of excess deferred taxes to customers, pursuant to the interpretation of recent released revenue procedures and private letter rulings. During the years ended December 31, 2021 and 2020, we recorded $8 million and $2 million, respectively, of amortization related to the excess deferred taxes under RSGM and ARAM. The net regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
Pensions and Postretirement
Accounting standards for defined benefit pension and other postretirement plans for rate-regulated entities allow for amounts that otherwise would have been credited to AOCI to be recorded as a regulatory liability. As the unrecognized amounts recorded to this regulatory liability are recognized, amounts will be returned to customers in future rates under our cost-based Formula Rates. This regulatory liability is not included when determining rate base.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following:

	December 31,
(In millions of USD)	2021	2020
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$11,434	$10,661
Construction work in progress	529	523
Capital equipment inventory	96	103
Other	87	81
ITC Holdings and other	14	14
Total	12,160	11,382
Less: Accumulated depreciation and amortization	(2,199)	(2,055)
Property, plant and equipment, net	$9,961	$9,327
Additions to property, plant and equipment in-service and construction work in progress during 2021 and 2020 were due primarily to projects to upgrade or replace existing transmission plant and update grid security to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits such as our MVPs. Additionally, in 2020, we made asset acquisitions which added to our in-service property, plant and equipment.

8.    INTANGIBLE ASSETS
METC has recorded intangible assets with finite lives derived from the portion of regulatory assets recorded on METC’s historical FERC financial statements that were not recorded on METC’s historical GAAP financial statements. These intangible assets are associated with the METC Regulatory Deferrals and the METC ADIT Deferral as described in Note 6. The carrying amounts of the intangible asset for the METC Regulatory Deferrals and the METC ADIT Deferral were $10 million and $3 million (net of accumulated amortization of $30 million and $16 million), respectively, as of December 31, 2021, and $12 million and $4 million (net of accumulated amortization of $28 million and $15 million), respectively, as of December 31, 2020. The amortization periods for the METC Regulatory Deferrals and the METC ADIT Deferral are 20 and 18 years, respectively, beginning January 1, 2007. METC earns an equity return on the remaining unamortized balance of both intangible assets and recovers the amortization expense through METC’s cost-based Formula Rate template.
ITC Great Plains has recorded intangible assets for payments made by and obligations of ITC Great Plains to certain TOs to acquire rights, which are required under the SPP tariff to designate ITC Great Plains to build, own and operate projects within the SPP region, including three regional cost sharing projects in Kansas. The carrying amount of these intangible assets was $13 million (net of accumulated amortization of $3 million) as of both December 31, 2021 and 2020. The amortization period for these intangible assets is 50 years, beginning March 31, 2011.
We recognized $3 million, $4 million, and $3 million of amortization expense for our intangible assets during the years ended December 31, 2021, 2020 and 2019, respectively, recorded in depreciation and amortization on the consolidated statements of comprehensive income. We expect the annual amortization of our intangible assets that have been recorded as of December 31, 2021 to be as follows:

(In millions of USD)
2022	$3
2023	4
2024	3
2025	2
2026	2
2027 and thereafter	12
Total	$26

9.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2021	2020
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 4.05% Senior Notes, due July 1, 2023	250	250
ITC Holdings 3.65% Senior Notes, due June 15, 2024	400	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 2.70% Senior Notes, due November 15, 2022 (a)	500	500
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings 2.95% Senior Notes, due May 14, 2030	700	700
ITC Holdings Revolving Credit Agreement, due October 18, 2024	39	37
ITC Holdings Commercial Paper Program (a)	155	67
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	75
ITCTransmission Revolving Credit Agreement, due October 18, 2024	88	33
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, due January 15, 2049	50	50
METC 4.65% Senior Secured Notes, due July 10, 2049	50	50
METC 2.90% Senior Secured Notes, Series A, due August 3, 2051	75	—
METC 3.02% Senior Secured Notes, due October 14, 2055	150	150
METC Revolving Credit Agreement, due October 18, 2024	30	20
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest 3.13% First Mortgage Bonds, Series J, due July 15, 2051	180	180
ITC Midwest Revolving Credit Agreement, due October 18, 2024	139	75
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150	150
ITC Great Plains Revolving Credit Agreement, due October 18, 2024	33	33
Other	3	—
Total principal	6,702	6,405
Unamortized deferred financing fees and discount	(39)	(43)
Total debt	$6,663	$6,362
____________________________
(a)As of December 31, 2021 and 2020 there was $654 million and $67 million, respectively, net of unamortized deferred financing fees and discount, of debt included within debt maturing within one year in the consolidated statements of financial position.

The annual maturities of debt as of December 31, 2021 are as follows:

(In millions of USD)
2022	$655
2023	250
2024	804
2025	—
2026	400
2027 and thereafter	4,593
Total	$6,702
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2021, ITC Holdings had $155 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted-average interest rate of 0.2% and weighted average remaining days to maturity of 32 days. The amount outstanding as of December 31, 2021 was classified as debt maturing within one year in the consolidated statements of financial position. As of December 31, 2020, ITC Holdings had $67 million of commercial paper issued and outstanding.
ITCTransmission
First Mortgage Bonds
On January 14, 2022, ITCTransmission issued $130 million of aggregate principal amount of 2.93% First Mortgage Bonds, Series J due January 14, 2052. The proceeds were used to repay existing indebtedness under the revolving credit agreement and intercompany loan agreement and will also be used to partially fund capital expenditures and for general corporate purposes. ITCTransmission also issued an additional $20 million of aggregate principal amount of 2.93% First Mortgage Bonds, Series I due January 14, 2052, the proceeds of which are expected to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. All of ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
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
Derivative Instruments and Hedging Activities
We have entered into interest rate swaps to manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. At December 31, 2021, ITC Holdings had the following interest rate swaps:

Interest Rate Swaps (in millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate	Original Term	Effective Date
July 2021 swap	$45	1.113%	5 years	November 2022
November 2021 swap	45	1.581%	5 years	November 2022
November 2021 swap	45	1.492%	5 years	November 2022
November 2021 swap	45	1.497%	5 years	November 2022
November 2021 swap	50	1.544%	5 years	November 2022
December 2021 swap	50	1.560%	5 years	November 2022
December 2021 swap	50	1.489%	5 years	November 2022
December 2021 swap	45	1.475%	5 years	November 2022
Total	$375	1.471%
The 5-year term interest rate swaps call for ITC Holdings to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at various fixed rates effective for the 5-year period beginning November 15, 2022. The weighted-average interest rate of the interest rate swaps was 1.471% at December 31, 2021. The agreements include a mandatory early termination provision and will be terminated no later than the effective date of the interest rate swaps of November 15, 2022. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.

The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of December 31, 2021, the fair value of the derivative instruments of $2 million was recorded in other current assets in the consolidated statements of financial position. The interest rate swaps do not contain credit-risk-related contingent features. Refer to Note 12 for additional fair value information. As of December 31, 2020, ITC Holdings did not have any interest rate swaps outstanding.
Revolving Credit Agreements
On May 17, 2021, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains amended their respective revolving credit agreements each dated October 23, 2017, as previously amended and restated on January 10, 2020. The amendments extend the maturity date of the revolving credit agreements from October 2023 to October 2024. The determination of the applicable interest rates and commitment fee rates in the new agreements is consistent with the previous agreements and remains subject to adjustment based on the borrower’s credit rating. At December 31, 2021, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$39	$361	(d)	1.4%	0.175%
ITCTransmission	100	88	12		1.1%	0.10%
METC	100	30	70		1.1%	0.10%
ITC Midwest	225	139	86		1.1%	0.10%
ITC Great Plains	75	33	42		1.1%	0.10%
Total	$900	$329	$571
____________________________
(a)Included within long-term debt in the consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $206 million as of December 31, 2021.

10.    INCOME TAXES
Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Income tax expense at 21% federal statutory rate	$112	$114	$118
State income taxes (net of federal benefit)	24	28	22
AFUDC equity	(5)	(4)	(5)
Revaluation of deferred federal income taxes (a)	(9)	(2)	(2)
Valuation allowance	4	—	—
Other, net	1	—	(1)
Total income tax provision	$127	$136	$132
____________________________
(a)Amount for the year ended December 31, 2021 is related to the change in our amortization method associated with excess deferred tax liabilities. Refer to discussion in Note 6 under “Income Taxes Refundable Related to Implementation of the TCJA”.
Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Current income tax benefit	$—	$(2)	$(3)
Deferred income tax expense	127	138	135
Total income tax provision	$127	$136	$132
For the years ended December 31, 2021, 2020 and 2019, our effective tax rates were 23.8%, 25.0% and 23.6%, respectively.

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions of USD)	2021	2020
Property, plant and equipment	$(1,274)	$(1,156)
Federal income tax NOLs and other credits	49	85
METC regulatory deferral (a)	(3)	(4)
Acquisition adjustments — ADIT deferrals (a)	(3)	(5)
Goodwill	(145)	(139)
Regulatory liability gross up — TCJA	131	134
Pension and postretirement liabilities	22	20
State income tax NOLs (net of federal benefit)	57	58
True-up adjustment principal & interest	—	(14)
Valuation allowance	(4)	—
Other, net	9	8
Net deferred tax liabilities	$(1,161)	$(1,013)
Gross deferred income tax liabilities	$(1,434)	$(1,333)
Gross deferred income tax assets	277	320
Valuation allowance	(4)	—
Net deferred tax liabilities	$(1,161)	$(1,013)
____________________________
(a)Described in Note 6
We had federal income tax NOLs as of December 31, 2021. We expect to use our NOLs prior to their expirations starting in 2036. We also had state income tax NOLs as of December 31, 2021. While we expect to utilize the majority of these state NOLs prior to their expiration, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $4 million on the deferred tax assets related to these state NOL carryforwards.
11.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation, and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, or as we deem appropriate. We made contributions of $4 million to the retirement plan in each of 2021, 2020, and 2019. We expect to contribute $3 million to the retirement plan in 2022.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $54 million and $56 million at December 31, 2021 and 2020, respectively, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. For the years ended December 31, 2021, 2020, and 2019, we contributed $3 million, $3 million, and $1 million, respectively, to these supplemental benefit plans.

We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”). We contributed $8 million, $10 million, and $9 million to the postretirement benefit plan in 2021, 2020, and 2019, respectively. We expect to contribute $8 million to the postretirement benefit plan in 2022.
Net periodic benefit costs by component for the pension plans and postretirement benefit plan were as follows:

	Pension Plans			Postretirement Benefit Plan
	Years Ended December 31,			Years Ended December 31,
(In millions of USD)	2021	2020	2019	2021	2020	2019
Service cost	$9	$8	$7	$11	$11	$9
Interest cost	3	4	5	3	4	4
Expected return on plan assets	(6)	(6)	(5)	(6)	(5)	(4)
Amortization of unrecognized loss	1	1	1	—	—	—
Net benefit cost	$7	$7	$8	$8	$10	$9

The following table reconciles the obligations, assets, and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans in the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2021	2020	2021	2020
Change in Benefit Obligation:
Beginning projected benefit obligation	$(162)	$(141)	$(122)	$(113)
Service cost	(9)	(8)	(11)	(11)
Interest cost	(3)	(4)	(3)	(4)
Plan amendments	—	—	—	2
Actuarial net gain/(loss)	5	(16)	8	3
Benefits paid	7	7	1	1
Settlements	2	—	—	—
Ending projected benefit obligation	(160)	(162)	(127)	(122)
Change in Plan Assets:
Beginning plan assets at fair value	107	91	120	95
Actual return on plan assets	10	15	13	16
Employer contributions	4	4	8	10
Benefits paid	(4)	(3)	(1)	(1)
Ending plan assets at fair value	117	107	140	120
Funded status, (underfunded)/overfunded	$(43)	$(55)	$13	$(2)
Accumulated benefit obligation:
Retirement plan	$(99)	$(95)	N/A	N/A
Supplemental benefit plans	(54)	(60)	N/A	N/A
Total accumulated benefit obligation	$(153)	$(155)	$—	$—
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(52)	$(57)	$—	$(2)
Other non-current assets	13	6	13	—
Other current liabilities	(4)	(4)	—	—
Total	$(43)	$(55)	$13	$(2)
Unrecognized Amounts in Non-current Regulatory Assets/(Liabilities):
Net actuarial loss/(gain)	$19	$30	$(29)	$(14)
Net prior service cost/(credit)	1	—	(2)	(2)
Total	$20	$30	$(31)	$(16)
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the GAAP guidance on accounting for retirement benefits are recorded as a regulatory asset or regulatory liability on our consolidated statements of financial position, as discussed in Note 6. The amounts recorded as a regulatory asset or regulatory liability represent a net periodic benefit cost or credit to be recognized in our operating income in future periods. Our measurement of the accumulated benefit obligation for the postretirement benefit plan as of December 31, 2021 and 2020 does not reflect the potential receipt of any subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The net actuarial gains for the year ended December 31, 2021 within the change in benefit obligation for both the pension plans and postretirement benefit plan are primarily the result of increases in the discount rates and actual returns on plan assets greater than expected.

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
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2021	2020
Projected benefit obligation	$(56)	$(61)
Fair value of plan assets (a)	—	—
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
The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2021	2020
Accumulated benefit obligation	$(54)	$(60)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in other assets on our consolidated statements of financial position.
Actuarial assumptions used to determine the benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Weighted average discount rate	2.86%	2.49%	3.27%	3.14%	2.94%	3.61%
Weighted average interest crediting rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	5.75%	6.00%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Weighted average discount rate — service cost	2.77%	3.47%	4.42%	3.20%	3.80%	4.58%
Weighted average discount rate — interest cost	1.93%	2.91%	3.99%	2.50%	3.30%	4.28%
Weighted average interest crediting rate	4.00%	4.00%	4.50%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.00%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
Expected long-term rate of return on plan assets	5.70%	6.00%	6.60%	4.30%	4.50%	5.00%
At December 31, 2021, the projected benefit payments for the pension plans and postretirement benefit plan calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions of USD)	Pension Plans	Postretirement Benefit Plan
2022	$8	$2
2023	9	2
2024	9	2
2025	10	3
2026	10	3
2027 through 2031	63	22
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
As of December 31, 2021 and 2020, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2021	2021	2020	2021	2020
Fixed income securities	50%	50%	50%	50%	50%
Equity securities	50%	50%	50%	50%	50%
Total	100%	100%	100%	100%	100%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2021 and 2020, there were no transfers between levels.
For the years ended December 31, 2021 and 2020, the fair value of retirement plan and postretirement benefit plan assets measured on a recurring basis at the Level 1 tier were as follows:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2021	2020	2021	2020
Mutual funds — U.S. equity securities	$47	$43	$67	$57
Mutual funds — international equity securities	12	11	3	3
Mutual funds — fixed income securities	58	53	70	60
Total	$117	$107	$140	$120
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $6 million in 2021, $6 million in 2020, and $5 million in 2019.
12.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2021 and 2020, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$51	$—	$—
Mutual funds — equity securities	12	—	—
Interest rate swap derivatives	—	2	—
Total	$63	$2	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2020, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	52	—	—
Mutual funds — equity securities	10	—	—
Total	$63	$—	$—
As of December 31, 2021 and 2020, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 11. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other operating income and expense.
As of December 31, 2021, the assets related to derivatives consist of interest rate swaps as discussed in Note 9. The fair value of our interest rate swap derivatives is determined based on a DCF method using LIBOR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2021 and 2020. Refer to Note 8 for additional information on our intangible assets.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,995 million and $7,119 million at December 31, 2021 and 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,179 million and $6,097 million at December 31, 2021 and 2020, respectively.
Revolving Credit Agreements
At December 31, 2021 and 2020, we had a consolidated total of $329 million and $198 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

13.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Balance at the beginning of period	$(8)	$7	$4
Derivative Instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $2 for the year ended December 31, 2021, $1 for the year ended December 31, 2020 and less than $1 for the year ended December 31, 2019) (a)	4	3	1
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 for the year ended December 31, 2021, $8 for the year ended December 31, 2020 and $1 for the year ended December 31, 2019)	2	(18)	2
Total other comprehensive income (loss), net of tax	6	(15)	3
Balance at the end of period	$(2)	$(8)	$7
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2022 is expected to be approximately $4 million (net of tax of less than $2 million). The reclassification is reported in interest expense on a pre-tax basis.
14.    SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Operation and maintenance expenses	$2	$2	$2
General and administrative expenses	32	23	30
Amounts capitalized to property, plant and equipment	9	7	8
Total share-based compensation costs	$43	$32	$40
Total tax benefit recognized in the consolidated statements of comprehensive income	$9	$8	$8
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
The following table shows the changes in PBUs during the year ended December 31, 2021:

Number of
Performance
Based Units
PBUs at December 31, 2020	900,951
Granted	314,940
Vested and paid out	(291,325)
Forfeited	(25,474)
PBUs at December 31, 2021	899,092
The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions of USD)	2021	2020
Accrued compensation	$28	$20
Other long-term liabilities	25	22
Total	$53	$42
The aggregate fair value of PBUs as of December 31, 2021 and 2020 was $72 million and $59 million, respectively. At December 31, 2021, $19 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted-average period of 1.7 years.
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
The following table shows the changes in SBUs during the year ended December 31, 2021:

Number of
Service
Based Units
SBUs at December 31, 2020	687,710
Granted	247,181
Vested and paid out	(219,605)
Forfeited	(25,474)
SBUs at December 31, 2021	689,812

The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions of USD)	2021	2020
Accrued compensation	$11	$9
Other long-term liabilities	11	10
Total	$22	$19
The aggregate fair value of SBUs as of December 31, 2021 and 2020 was $32 million and $28 million, respectively. At December 31, 2021, $10 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted-average period of 1.7 years.
Employee Share Purchase Plan
ITC employees are permitted to purchase common shares of Fortis stock under the Fortis ESPP. ITC Holdings also makes contributions as additional compensation to participating employees’ ESPP accounts. The cost of ITC Holdings’ contribution for the years ended December 31, 2021, 2020, and 2019 was less than $1 million, respectively.
15.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of substation assets and transmission lines as discussed in Note 2. We have investments in jointly owned utility assets as shown in the table below as of December 31, 2021:

	Net Investments (a)
(In millions of USD)	Substations	Lines
ITCTransmission (b)	$—	$29
METC (c)	17	41
ITC Midwest (d)	49	103
ITC Great Plains (e)	10	23
Total	$76	$196
____________________________
(a)Amount represents our investment in jointly held plant in-service, which has been reduced by the ownership interest amounts of other parties.
(b)ITCTransmission has a 49.6% joint ownership in 345 kV transmission lines with a municipal power agency.
(c)METC has joint ownership in several assets within various substations and several 345 kV transmission lines with various parties including Consumers Energy. As of December 31, 2021, METC’s ownership percentages for jointly owned substation facilities and lines ranged from less than 1.0% to 92.0% and 1.0% to 41.9%, respectively.
(d)ITC Midwest has joint ownership in several substations and transmission lines with various parties. ITC Midwest’s ownership percentages for jointly owned substation facilities and lines ranged from 28.0% to 80.0% and 11.0% to 80.0%, respectively, as of December 31, 2021. In addition to the jointly held plant in-service, ITC Midwest has $71 million of construction work in progress for jointly held plant in the consolidated statements of financial position as of December 31, 2021.
(e)ITC Great Plains has a 51.0% joint ownership in a transmission project with an electric cooperative.
16.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $2 million and less than $1 million at December 31, 2021 and December 31, 2020, respectively, and intercompany payables to Fortis and such subsidiaries of less than $1 million at December 31, 2021 and December 31, 2020.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. ITC Holdings had such expense for the years ended December 31, 2021, 2020 and 2019 of $10 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were $2 million for each of the years ended December 31, 2021 and 2020, and less than $1 million for the year ended December 31, 2019.
Dividends
We paid dividends of $232 million, $330 million and $250 million during the years ended December 31, 2021, 2020 and 2019, respectively, to ITC Investment Holdings. ITC Holdings also paid dividends of $64 million to ITC Investment Holdings in January 2022.
Transfer of Membership Interests
In February 2021, we transferred our membership interests in certain wholly-owned development entities to our parent company, ITC Investment Holdings. The transfer was accounted for at book value as a non-reciprocal transfer of value. There was no gain or loss recognized on the transfer. The transfer did not have a material impact on our consolidated financial condition, results of operations or cash flows.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the year ended December 31, 2021, we did not make or receive any tax-related payments with ITC Investment Holdings. During year ended December 31, 2020, we paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes. During the year ended December 31, 2019 we did not make or receive any tax-related payments with ITC Investment Holdings.
During each of the years ended December 31, 2020 and 2019, we received a payment of $2 million from FortisUS for a tax refund that originated prior to establishing the tax sharing agreement.
17.    COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, require reporting of emissions from certain equipment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities relating to investigation and remediation of contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as properties currently owned or operated by us. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under some environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Although environmental requirements generally have become more stringent and compliance with those requirements more expensive, we are not aware of any specific developments that would increase our costs for such compliance in a manner that would be expected to have a material adverse effect on our financial condition, results of operations or liquidity.
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
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order by December 23, 2020. On October 8, 2020, the FERC granted an extension to September 23, 2021 and on August 2, 2021 the FERC granted a second extension to February 28, 2022. On December 16, 2021, MISO requested a third extension to May 31, 2022, and that remains pending. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
As of December 31, 2021, we had recorded an aggregate current regulatory asset and liability of $1 million and less than $1 million, respectively, and as of December 31, 2020, we had recorded an aggregate current regulatory asset and liability of $8 million and $13 million, respectively, in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the year ended December 31, 2021, we refunded net settlement payments of $5 million due to customers related to this ROE matter and during the year ended December 31, 2020, we refunded net settlement payments of $31 million due to customers related to this ROE matter.
Although the November 2019 Order and May 2020 Order dismissed the Second Complaint with no refunds required, it is possible upon resolution of the pending appeals that our MISO Regulated Operating Subsidiaries could be required to provide material refunds related to the Second Complaint.

Our MISO Regulated Operating Subsidiaries currently record revenues at the base ROE of 10.02% established in the May 2020 Order plus applicable incentive adders. See Note 5 for a summary of incentive adders for transmission rates.
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the consolidated statements of comprehensive income:

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Revenue increase	$—	$32	$69
Interest expense decrease	—	(3)	(12)
Estimated net income increase	—	25	61
As of December 31, 2021, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Purchase Obligations
At December 31, 2021, we had purchase obligations of $126 million representing commitments for materials, services and equipment that had not been received as of December 31, 2021, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $107 million is expected to be paid in 2022, with the majority of the items related to materials and equipment that have long production lead times.
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
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.5%, 23.5% and 24.7%, respectively, or $300 million, $327 million and $344 million,

respectively, of our consolidated billed revenues for the year ended December 31, 2021. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2019 revenue accruals and deferrals and exclude any amounts for the 2021 revenue accruals and deferrals that were included in our 2021 operating revenues but will not be billed to our customers until 2023. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
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

	December 31,
(In millions of USD)	2021	2020	2019	2018
Cash and cash equivalents	$5	$4	$4	$6
Restricted cash included in:
Other non-current assets	2	2	2	4
Total cash, cash equivalents and restricted cash	$7	$6	$6	$10
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.

Supplementary Cash Flow Information

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$237	$236	$228
Income taxes paid	—	2	—
Income tax refunds received	—	2	3
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	140	135	92
Allowance for equity funds used during construction	30	27	29
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	5
Other	3	—	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2021, 2020 or 2019, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
19.    SEGMENT INFORMATION
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2021	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,386	$1	$(38)	$1,349
Depreciation and amortization	231	1	—	232
Interest expense, net	123	129	(1)	251
Income (loss) before income taxes	691	(158)	—	533
Income tax provision (benefit)	173	(46)	—	127
Net income	518	406	(518)	406
Property, plant and equipment, net	9,954	7	—	9,961
Goodwill	950	—	—	950
Total assets (a)	11,317	6,134	(6,006)	11,445
Capital expenditures	841	—	(7)	834

	Regulated
	Operating	ITC Holdings	Reconciliations/
2020	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,333	$1	$(36)	$1,298
Depreciation and amortization	218	1	—	219
Interest expense, net	118	122	—	240
Income (loss) before income taxes	683	(140)	—	543
Income tax provision (benefit)	179	(43)	—	136
Net income	504	407	(504)	407
Property, plant and equipment, net	9,319	8	—	9,327
Goodwill	950	—	—	950
Total assets (a)	10,710	5,830	(5,715)	10,825
Capital expenditures	886	—	(1)	885

	Regulated
	Operating	ITC Holdings	Reconciliations/
2019	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,358	$—	$(31)	$1,327
Depreciation and amortization	201	2	—	203
Interest expense, net	105	119	—	224
Income (loss) before income taxes	710	(150)	—	560
Income tax provision (benefit)	179	(47)	—	132
Net income	531	428	(531)	428
Property, plant and equipment, net	8,573	9	—	8,582
Goodwill	950	—	—	950
Total assets (a)	9,946	5,402	(5,290)	10,058
Capital expenditures	874	—	(9)	865
____________________________
(a)Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in our consolidated statements of financial position.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES.
Management’s Report on Internal Control Over Financial Reporting is included in Item 8. of this Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
Our Bylaws provide for the election of directors at each annual meeting of shareholders. Each director serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her resignation or removal.
The Board must consist of the Chief Executive Officer of the Company (Ms. Apsey), a minority of representatives of Fortis (Mr. Hutchens and Ms. Perry) and a majority of directors who are independent of Fortis. Mr. Laurito previously served as a Fortis representative until his retirement from Fortis on December 31, 2021. Due to Mr. Laurito’s affiliation with Fortis, he will remain a non-independent director for at least 3 years from his retirement from Fortis. All directors must be independent of any “market participant” in MISO and SPP and a majority of the directors must be “independent” as defined in the Shareholders Agreement. See “Item 13. Certain Relationships And Related Transactions, And Director Independence — Director Independence.”
Linda H. Apsey, 52. Ms. Apsey became President and Chief Executive Officer of the Company in November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our five Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s five Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc. The Board selected Ms. Apsey to serve as a director due to her position as President and Chief Executive Officer of the Company.
Leanne M. Bell, 61. Ms. Bell became a director of the Company in February 2022. Ms. Bell is a retired financial and power infrastructure expert with a portfolio of board work spanning the infrastructure space in both the United States and Europe. She has overseen the investment of more than $6 billion in global power infrastructure projects and companies. Before committing full time to non-executive board roles in 2014, Ms. Bell was Chief Financial Officer of Synergy Renewables LLC, Managing Director of Tiger Infrastructure Partners (formerly Lehman Brothers Global Infrastructure Partners) and Managing Director of GE Energy Financial Services. She currently sits on the boards of Ventient Energy Services Limited, Nassau Financial Group and Third Coast Midstream, LLC. She previously served on the board of Onward Energy Services from 2018 to 2020 and John Laing Group from 2020 to 2021. The Board selected Ms. Bell to serve as a director due to her expansive career in the financial and energy industries. Ms. Bell serves on the Audit and Risk Committee.
Robert A. Elliott, 66. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott has been a board member of UNS Energy Corporation, a subsidiary of Fortis, since 2014, serving as the Chair of the Board until 2021 . Mr. Elliott currently serves on the board of directors of AAA Mountain West Group and has served since 2016. He is the Chair of the board of directors of AAA Auto Club Partners. He previously served on the board of directors of AAA Arizona Inc. from 2007 to 2016. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors. Mr. Elliott serves as Chairperson of the Audit and Risk Committee, and the Board has determined that Mr. Elliott is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Debora M. Frodl, 56. Ms. Frodl became a director of the Company in August 2020. Ms. Frodl is the founder of DF Strategies, a strategic consultancy firm in Minneapolis, MN, since 2018. She previously enjoyed a 28-year career at General Electric, where she most recently was Global Executive Director, Ecomagination from December 2012 to December 2017. Ms. Frodl gained over twenty years of senior executive experience at GE Capital, serving in roles including Senior Vice President and CEO and President. Ms. Frodl currently serves as a member of the Board of Directors for Renewable Energy Group, Inc., XL Fleet Corporation, and Spring Valley Acquisition Corporation. Since 2014, Ms. Frodl has served as an ambassador for the US Department of Energy’s Clean Energy, Education & Empowerment for Women Initiative. She also serves on the Advisory Board for the National Renewable Energy Lab, Joint Institute of Strategic Energy Analysis and University of Minnesota, Institute on the Environment. The Board selected Ms. Frodl to serve as a director due to her career in the energy industry, and her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business. Ms. Frodl serves on the Governance and Human Resources Committee.
Lt. Gen. Ronnie Hawkins, Jr., USAF, Retired, 66. Lt. Gen. Hawkins, Jr. became a director of the Company in June 2020. Lt. Gen. Hawkins Jr. was appointed as President of Angelo State University, which is part of the Texas Tech University System, in 2020. Lt. Gen. Hawkins Jr. is also the President and CEO of the Hawkins Group, a consultancy focusing on digital, information technology and cybersecurity challenges for Fortune 500 clients and the U.S. Government. He founded the Hawkins Group in 2015 after serving more than a 37-year decorated career in the United States Air Force, which included leadership roles in critical infrastructure and key information systems used by the Department of Defense and its coalition partners. The Board selected Lt. Gen. Hawkins Jr. due to his vast knowledge of cybersecurity and information systems as well as his leadership experience. Mr. Hawkins serves on the Governance and Human Resources Committee.

David G. Hutchens, 55. Mr. Hutchens became a director of the Company in January 2021. Mr. Hutchens is the President and Chief Executive Officer of Fortis and has served as such since January 2021. Prior to his current position, Mr. Hutchens was appointed to Chief Operating Officer of Fortis in January 2020 while concurrently serving as the Chief Executive Officer of UNS Energy Corporation, a position in which he held since May 2014. Mr. Hutchens also served as Executive Vice President, Western Utility Operations with Fortis from 2018 to 2020. His career in the energy sector spans more than 25 years, having held a variety of positions at electric and gas utilities in Arizona. He currently serves as a director of the Fortis utility subsidiaries, FortisBC, Fortis Alberta and UNS Energy Corporation. The Board selected Mr. Hutchens to serve based on his relevant business and leadership experience and because he is a director representative of Fortis. Mr. Hutchens serves on the Governance and Human Resources Committee.
James P. Laurito, 65. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito retired from Fortis in December 2021. He previously served as Fortis’ Executive Vice President, Business Development since April 2016 and as Chief Technology Officer from 2018 until his retirement. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito served as a board member of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from 2014 to 2021. He has been Chairman of the Hudson Valley Economic Development Corporation since January 2015 and currently serves on the board of Belize Electricity Co. Ltd. and Bowman Consulting Group, also serving as the Chair of the Compensation Committee of Bowman Consulting Group. The Board selected Mr. Laurito to serve due to his expansive background in the utility industry and his regulatory knowledge. Mr. Laurito serves on the Governance and Human Resources Committee.
Jocelyn H. Perry, 51. Ms. Perry became a director of the Company in January 2022. Ms. Perry has served as Fortis’ Executive Vice President and Chief Financial Officer since 2018. Previously, Ms. Perry was the President and Chief Executive Officer of Fortis’ Newfoundland Power subsidiary from 2017 to 2018 and as its Chief Operating Officer from 2016 to 2017. Ms. Perry currently serves on the boards of Fortis’ subsidiaries FortisBC and UNS Energy Corporation. The Board selected Ms. Perry to serve based on her relevant business and leadership experience and because she is a director representative of Fortis. Ms. Perry serves on the Audit and Risk Committee.
Sandra E. Pierce, 63. Ms. Pierce was appointed as Chair of the Board of Directors of the Company in May 2020 and has served as a director of the Company since January 2017. Ms. Pierce is Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Barton Malow Enterprises, Penske Automotive Group and American Axle & Manufacturing, Inc. She also serves as the vice chair of Business Leaders of Michigan, chair of the Detroit Financial Advisory Board and the chair of the Henry Ford Health System. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 66. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Prust serves on the Audit and Risk Committee and the Board has determined that Mr. Prust is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
A. Douglas Rothwell, 65. Mr. Rothwell became a director of the Company in October 2017. Mr. Rothwell served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100

CEOs from 2005 through 2020. Mr. Rothwell currently chairs the University of North Carolina at Chapel Hill’s (“UNC”) Ackland Museum board in addition to serving as an Executive Residence for Economic Development at UNC. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business. Mr. Rothwell serves as the Chair of the Governance and Human Resources Committee.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 52. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 47. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Ms. Holloway currently serves as a member of the Finance & Audit Committee for the Children’s Hospital of Michigan Foundation and as a member of the Board of Directors of Inforum.
Jon E. Jipping, 55. Jon E. Jipping has served as Executive Vice President and Chief Operating Officer since June 2007. Mr. Jipping is responsible for transmission system planning, system operations, engineering, supply chain, field construction and maintenance, and information technology. Prior to this appointment, Mr. Jipping served as Senior Vice President - Engineering and was responsible for transmission system design, project engineering and asset management. Mr. Jipping joined the Company as Director of Engineering in March 2003, was appointed Vice President - Engineering in 2005 and was named Senior Vice President in February 2006. Mr. Jipping currently serves on the board of Wataynikaneyap Power PM Inc., an entity owned by FortisOntario, Inc., a subsidiary of Fortis, which was created to develop and operate transmission to connect remote First Nation communities to the electrical grid in northwestern Ontario, Canada. He was appointed to the Michigan Technological University Board of Trustees as a Board Member in 2020.
Christine Mason Soneral, 49. Christine Mason Soneral has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since October 2020. She was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. She is responsible for all corporate legal affairs and the leadership of our legal department, which includes the legal, real estate, contract administration and corporate compliance functions. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation matters of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral served on the board of Citizens Research Council, a privately funded, not-for-profit public affairs research organization from 2014 to 2020. Ms. Mason Soneral also currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and is a Co-Founder and Director of Michigan State University’s Women’s Leadership Institute.
Krista K. Tanner, 47. Ms. Tanner has served as our Senior Vice President and Chief Business Officer since February 2019. Ms. Tanner is responsible for strategic direction, customer service, local government and community affairs and financial performance for four of the Company’s operating subsidiaries: ITC Midwest, ITC Great Plains, ITCTransmission and METC. In addition, she is responsible for federal regulatory and legislative affairs and marketing and communications. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Prior to working at Alliant Energy, Ms. Tanner was a state regulatory commissioner on the Iowa Utilities Board from 2007 - 2011. Ms. Tanner previously served as a member of the Board of Directors of the Midwest Reliability Organization from 2017 to 2019. Ms. Tanner currently serves as a member of the Board of Directors of Delta Dental of Iowa.
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
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2021. We refer to these individuals collectively as the “named executive officers” or “NEOs.”
The Company’s named executive officers for 2021 were:

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
The Committee made the following decisions with regard to executive compensation in 2021:
•Base salary increases. Base salary increases were provided to each of our NEOs in 2021 to reward individual performance and to remain competitive and aligned with market.
•Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2021 performance of approximately 163% of target. This was based on achieving 100% of the performance targets established under the annual corporate performance bonus plan in early 2021 and achievement of certain performance factors which resulted in a bonus multiplier of 1.63. See “Compensation Discussion and

Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”
•Long-term equity incentives. We granted long-term equity incentive awards to our NEOs in January 2021. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.
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
•Leverage incentives, where possible, and align long-term equity incentive awards with improvements in our financial performance and shareholder value;
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
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2021, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered compensation plan design and administration/governance risk.
Based on its own analysis and a report from FW Cook concluding that the Company’s compensation programs do not create risks that are reasonably likely to have a material adverse impact on the Company, the Committee concluded that none of our compensation programs and features contain elements that create material risk to the Company. Risk mitigating factors with respect to the Company’s compensation programs included a market competitive pay mix, the linking of pay to performance through annual cash bonus and long-term equity incentive plans, caps on annual cash bonus and long-term equity incentive plan payouts, various performance measures that are both financially and operationally focused, stock ownership guidelines, prohibition on hedging and pledging, oversight by an independent committee of directors, regular review of NEO tally sheets and engagement of an independent compensation consultant.
Benchmarking and Relationship of Compensation Elements
Benchmarking. We reviewed market competitive target pay levels from two distinct market samples, utility and general industry data, as reflected in published surveys. FW Cook compiled data for the following components of compensation — base salary, target annual cash bonus incentive and target long-term incentive, as well as target total cash compensation and target total direct compensation. Position-specific market target pay levels are reviewed for utility-specific data from the Willis Towers Watson Energy Services Executive Compensation Survey and general industry data from the Willis Towers Watson General Industry Executive

Compensation Survey. The energy services data is used as our primary source with the general industry data provided as an additional reference point for positions other than those specific to the utility industry. The market data were aged and size-adjusted to correspond to our adjusted revenue scope. The adjusted revenue scope accounts for our unique business model and reflects the competitive incremental revenue that would normally be embedded in rates to reflect a typical cost of goods sold factor.
Our compensation strategy is to target compensation at the median (50th percentile) of the energy services benchmark data, plus or minus 20%, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. The Committee adopted this strategy in October 2019. In November 2020, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 25th, 50th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs is at the high end of, and in some cases exceeds, the targeted competitive position. Current positioning reflects median base salaries and above median target bonus and long-term equity incentive opportunities. The Committee continues to monitor and balance competitive practices, talent needs and cost considerations when setting compensation.
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
Pay Review Process. In addition to the Committee’s benchmarking analysis, our CEO reviewed and examined market survey compensation levels and practices, as well as individual responsibilities and performance, our compensation philosophy and other related information to develop proposed compensation for each of our NEOs, other than herself. Ms. Apsey evaluated the performance of the NEOs, other than herself, and made recommendations on their salaries, target cash bonus incentive levels and long-term equity incentive awards. The Committee considered these recommendations in its decision making and conferred with FW Cook to understand the impact and result of any such recommendations. The Committee uses market data from FW Cook and makes recommendations on Ms. Apsey’s salary, cash bonus incentive targets and long-term equity incentive awards to the Board of Directors. The Board of Directors (other than Ms. Apsey) evaluates Ms. Apsey’s performance and considers the Committee’s recommendations in its decision making.
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2021 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In setting executive compensation levels, the Committee retained full discretion to consider or disregard data collected through benchmarking studies. In addition to the market data, compensation decisions also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors.
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
The 2021 base salaries for the NEOs, including any year-over-year change, were:

NEO	2020 Base Salary	2021 Base Salary	Percent Increase
Linda H. Apsey	$816,000	$840,500	3.0%
Gretchen L. Holloway	397,800	411,700	3.5%
Jon E. Jipping	585,800	597,500	2.0%
Christine Mason Soneral	393,900	399,800	1.5%
Krista Tanner	339,600	354,900	4.5%
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
The annual corporate performance bonus plan goals were individually weighted. Weights were assigned to each goal based on areas of focus during the year and difficulty in achieving target performance. Weights were also assigned so that there was a balance between operational and financial goals. Each goal operated independently, and, for most goals, there was not a range of acceptable performance; if a goal was not achieved, there was no payout for that goal. Where performance goals were stated in a range, the threshold goals were generally expected to be achieved while the maximum goals were considered “stretch” goals with lower expectation of achievement. The bonus goal targets were designed to be challenging to meet, while remaining achievable.
For 2021, the ACBP consisted of four primary measurement categories: Financial, Safety & Compliance, System Performance and Capital Project Plan. Financial goals, representing 20%, plus Safety & Compliance, representing 20%, determined 40% of the target bonus opportunity, while System Performance, representing 30%, and Capital Project Plan, representing 30%, determined the remaining 60% of the target bonus opportunity. This reflected the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
Target levels for the corporate performance goals were determined based on our annual and long-term strategic plans, historical performance, expectations for future growth and desired improvement over time. Our safety, operations and security goals were established to deliver high performance in core company operations. Benchmarks and metrics were used in connection with these goals to establish a level of performance in the top decile or quartile within our industry. Likewise, our infrastructure protection goals led to the deployment of industry leading practices resulting in a generally enhanced security posture.
Corporate performance goal criteria approved by the Committee for 2021, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.

Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2021 Results	Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is consistent with the approach used in 2020 and based on the 2021 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $168M.	10%	$142M	10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from our Regulated Operating Subsidiaries.	Target based on the 2021 Board-approved budget. Adjusted Net Income at or above $504M to achieve 10%; Adjusted Net Income at or above $479M to achieve 5%.	5% - 10%	$518M	10%
Total				20%		20%

Safety & Compliance goals represented 20% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Infrastructure Protection.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2021 Results	Actual Payout
Safety & Compliance 20% Maximum Potential Payout	Safety as measured by lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior years and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 2 or fewer lost work day cases for injuries to Company employees and specified contract employees.	5%	0	5%
	Safety as measured by recordable incidents	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents unchanged from prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 8 or fewer recordable incidents for injuries to Company employees and specified contract employees.	5%	1	5%
	Infrastructure Protection	Maintaining cyber and physical security is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and physical space, helping protect our most important assets. Implementation of the 2021 Cyber Plan and Physical Security Plan, as presented to and approved by the Board of Directors, implementation of each Plan worth 5%.	10%	Completed	10%
Total				20%		20%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2021 Results	Actual Payout
System Performance and Capital Project Plan 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target unchanged from prior year for ITCTransmission, reduced from prior year for METC and ITC Midwest; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (13 or fewer, representing top decile performance); METC (23 or fewer, representing top decile performance); ITC Midwest (59 or fewer, representing top decile performance, no more than 48 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 12 METC - 15 ITC Midwest - 47/36	15%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2021 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (10) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $92M.	15%	All high priority Field O&M initiatives completed under budget at $89M	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2021, with a threshold level also established. Complete $751M of the 2021 Capital Project Plan to achieve 30%; Complete $711M to achieve 15%.	15 - 30%	$876M	30%
				60%		60%

Total Bonus (as a percent of target bonus level)				100%		100%
____________________________
(1)We utilize adjusted net income as a criterion in measuring achievement of financial goals for our annual corporate performance bonus. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries with adjustments under $1 million.

Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, we include a performance factor under which their ACPB payouts may be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Maximum	Achievement	Multiplier	Weight	Result
Capital Project Plan	$790M	$853M	$876M	2.00x	30%	0.60x
Adjusted Consolidated Net Income (1)	$398M	$418M	$407M	1.50x	30%	0.45x
Strategic Plan Objectives	Create 6 Objectives	Achieve 4 Objectives	Achieved 1 Objective	1.25x	30%	0.38x
Inclusion & Diversity Plan	Create Plan	Achieve 5 Goals	Achieved 5 Goals	2.00x	10%	0.20x
Bonus Multiplier						1.63x
____________________________
(1)We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(In millions of USD)	2021
Net Income	$406
Adjustments	1
Adjusted Consolidated Net Income	$407
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100% to a maximum of 200% of target. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.63x. This performance factor was applied to each executive’s ACPB factor of 100% to produce a final payment of approximately 163% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels.” Target bonus levels for 2021 were 100% of base salary for each NEO.
Long-Term Incentive
The Committee provides and maintains a long-term equity incentive program under the 2017 Omnibus Plan, the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan. In February 2021, the Committee approved grants of SBUs and PBUs to the NEOs, based on our CEO’s recommendation (except for grants to the CEO), and also on the Committee’s assessment of the performance of the Company and the executive. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs can be earned for results in two equally-weighted measures, Total Shareholder Return (relative to Fortis’ peer group) and ITC cumulative consolidated net income, over the three-year performance period. The PBU metrics were selected as Total Shareholder Return aligns with the Fortis shareholder experience and cumulative consolidated net income measures our sustained growth (organic and development), cost management and efficiency. Each unit is generally equivalent to one share of Fortis stock (as traded on the Toronto Stock Exchange) and earned PBU units are payable in cash and earned SBU units are payable in cash or Fortis common stock. Awards to the CEO were also presented to the Board of Directors by the Committee and ratified by the Board of Directors (other than the CEO). The amounts and more detailed terms of the 2021 SBU and PBU grants made under the Fortis Inc. 2020 Restricted Share Unit Plan and the Executive Omnibus Plan are described in the narrative following the Grants of Plan-Based Awards Table. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism, and further align the interests of the NEOs with the interests of the Fortis shareholders. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2021 awards were made, the award values were targeted to be:

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
We purchase tickets to various sporting, civic, cultural, charity and entertainment events. We use these tickets for business development, partnership building, charitable donations and community involvement. If not used for business purposes, we may make these tickets available to employees, including the NEOs, as a form of recognition and reward for their efforts. Because such tickets have already been purchased, we do not believe that there is any aggregate incremental cost to the Company if a NEO uses a ticket for personal purposes.
None of the NEOs are reimbursed for income taxes associated with the value of the perquisites. The Committee continues to monitor and review the Company’s perquisite program. Perquisites are further discussed in footnote 4 to the “Summary Compensation Table.”
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
The securities that qualify for the purpose of determining compliance with the policy are common shares of Fortis stock and the executive’s outstanding SBU awards. Share ownership levels include Fortis securities beneficially owned: (i) in a trust; (ii) by the executive’s spouse; and (iii) by the executive’s minor children. Any executive that fails to maintain minimum stock ownership under these guidelines will not be eligible for future equity-based compensation awards until the later of (i) the end of the one-year period commencing on the date of such failure or (ii) such time as the executive is again in compliance with the guidelines. As of December 31, 2021, each of the NEOs was in compliance with this policy.
Governance and Human Resources Committee Report
The Governance and Human Resources Committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based on the review and discussions with management, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
DEBORA M. FRODL
RONNIE D. HAWKINS, JR.
DAVID G. HUTCHENS
JAMES P. LAURITO
A. DOUGLAS ROTHWELL

Summary Compensation
The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries to or on behalf of the NEOs for services rendered by them during each of the last three calendar years, as required by applicable SEC rules and regulations. The material terms of plans and agreements pursuant to which certain items set forth below were paid are discussed elsewhere in Compensation of Executive Officers and Directors.
Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, President & CEO	2021	$843,732	$2,086,868	$1,370,015	$184,341	$100,652	$4,585,608
	2020	819,630	2,036,614	1,151,376	359,039	84,625	4,451,284
	2019	794,692	2,061,860	1,352,000	322,636	55,516	4,586,704

Gretchen L. Holloway SVP & CFO	2021	413,284	715,560	671,071	101,514	36,871	1,938,300
	2020	399,570	695,003	561,296	181,670	36,936	1,874,475
	2019	388,115	703,598	659,100	147,032	36,362	1,934,207

Jon E. Jipping, EVP & COO	2021	599,799	1,038,492	973,925	211,095	38,499	2,861,810
	2020	589,347	1,023,422	826,564	522,326	38,199	2,999,858
	2019	578,000	1,046,405	980,200	568,493	38,169	3,211,267

Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2021	401,377	694,865	651,674	94,802	38,746	1,881,464
	2020	396,285	688,169	555,793	200,948	35,950	1,877,145
	2019	389,469	703,598	659,100	170,742	36,500	1,959,409

Krista Tanner, SVP & CBUO	2021	356,265	616,837	578,487	94,877	36,113	1,682,579
	2020	339,797	593,288	479,176	123,653	34,620	1,570,534

____________________________
(1)    The amounts reported in this column represent the grant date fair value of PBU awards and SBU awards granted to the NEOs under the 2017 Omnibus Plan, the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718.
The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the payout of the performance (which approximates target achievement), and market conditions. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash, see “Grants of Plan-Based Awards.” The value of the 2021 PBU awards at the grant date assuming that the highest level of performance conditions will be achieved are as follows:

Ms. Apsey	$2,782,565
Ms. Holloway	954,115
Mr. Jipping	1,384,709
Ms. Mason Soneral	926,514
Ms. Tanner	822,480
(2)    The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our annual corporate performance bonus plan in effect for each of 2021, 2020 and 2019. For information regarding the corporate goals for 2021, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."
(3)    All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 3.44% in 2019, 2.74% for 2020 and 3.01% for 2021. In 2020, the mortality assumption was changed at year-end 2020 from the Adjusted RP-2014 table projected for future mortality improvements with MP-2017 generational scale to the Pri-2012 tables with MP-2020 mortality improvement scale.
(4)    All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, event tickets, personal liability insurance, personal use of company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2021, 2020 and 2019 are itemized in the table below as required by applicable SEC rules.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Other Benefits	Total
Linda H. Apsey	2021	$17,400	$54,461	$28,791	$100,652
	2020	17,100	40,440	27,085	84,625
	2019	16,800	19,777	18,939	55,516

Gretchen L. Holloway	2021	15,550	—	21,321	36,871
	2020	15,450	—	21,486	36,936
	2019	15,100	—	21,262	36,362

Jon E. Jipping	2021	17,400	—	21,099	38,499
	2020	17,100	—	21,099	38,199
	2019	16,800	—	21,369	38,169

Christine Mason Soneral	2021	15,550	—	23,196	38,746
	2020	15,450	—	20,500	35,950
	2019	15,100	—	21,400	36,500

Krista Tanner	2021	14,659	—	21,454	36,113
	2020	14,120	—	20,500	34,620
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

Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2021.

Name	Grant Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)	Target (#)(2)	Maximum (#)(2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	1/1/2021	SBU	$—	$—	$—	—	—	—	17,036	$695,586
	1/1/2021	PBU	—	—	—	17,038	34,075	68,150	—	1,391,282
		ACPB	—	840,000	1,680,000	—	—	—	—	—

Gretchen L. Holloway	1/1/2021	SBU	—	—	—	—	—	—	5,841	238,502
	1/1/2021	PBU	—	—	—	5,842	11,684	23,368	—	477,058
		ACPB	—	411,700	823,400	—	—	—	—	—

Jon E. Jipping	1/1/2021	SBU	—	—	—	—	—	—	8,478	346,138
	1/1/2021	PBU	—	—	—	8,479	16,957	33,914	—	692,354
		ACPB	—	597,500	1,195,000	—	—	—	—	—

Christine Mason Soneral	1/1/2021	SBU	—	—	—	—	—	—	5,673	231,608
	1/1/2021	PBU	—	—	—	5,673	11,346	22,692	—	463,257
		ACPB	—	399,800	799,600	—	—	—	—	—

Krista Tanner	1/1/2021	SBU	—	—	—	—	—	—	5,035	205,597
	1/1/2021	PBU	—	—	—	5,036	10,072	20,144	—	411,240
		ACPB	—	354,900	709,800	—	—	—	—	—
____________________________
(1)    The amount shown in Column (d) represents the potential payout for the ACPB based on “target bonus levels.” The amount payable assuming maximum achievement of all bonus goals, including the bonus multiplier, is set forth in column (e). Actual dollar amounts paid are disclosed and reported in the “Summary Compensation Table” as Non-Equity Incentive Plan Compensation. For more information regarding the ACPBs, see “Compensation Discussion and Analysis — Key Components of Our NEO Compensation Program — Annual Corporate Performance Bonus.”
(2)    Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2021 Fortis peer group and (2) cumulative consolidated net income for each fiscal year during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding performance share awards, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”
(3)    Grant Date Fair Value consists of SBUs and PBUs awarded under the Fortis Inc. 2020 Restricted Share Unit Plan and Executive Omnibus Plan, respectively, with a grant date of January 1, 2021. The SBUs and PBUs reflected here are recorded at fair value at the date of grant, which was $40.83 per share. Share fair values were converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the plans.
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

The Committee had the power to award SBUs in the form of equity or cash under the Fortis Inc. 2020 Restricted Share Unit Plan and PBUs in the form of equity or cash under the Executive Omnibus Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2021 to the NEOs were made under their respective plans pursuant to terms stated in the SBU and PBU award agreements.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO on January 1, 2021 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on January 1, 2024 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. One-half of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”) and one-half of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”). The PBUs will become earned as set forth in the following table:

Measurement Category	Goal at Threshold	Shares at Threshold	Goal at Target	Shares at Target	Goal at Maximum	Shares at Maximum
Fortis Total Shareholder Return	30th percentile	50% of TSR Target Units	50th percentile	100% of TSR Target Units	85th percentile	200% of TSR Target Units
Cumulative Consolidated Net Income	99% of Target	50% of CCNI Target Units	100% of Target	100% of CCNI Target Units	103% of Target	200% of CCNI Target Units
The performance period for the award is January 1, 2021 through December 31, 2023 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2021 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following 25 U.S. and Canadian public utility companies:

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

Adjusted Consolidated Net Income for the Company for each calendar year in the Payment Criteria Period shall be equal to net income as set forth in the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for such year, as adjusted for extraordinary items and changes in Return on Equity, in each case at the Committee’s discretion. Cumulative Consolidated Net Income for the Company during the Payment Criteria Period shall be the sum of the Adjusted Consolidated Net Income for each of the three years in the Payment Criteria Period. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus" for a reconciliation of Adjusted Consolidated Net Income to Net Income.
If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or “Retirement” (as defined below), and the grantee has been employed with the Company for 15 years or more, the grantee will receive, following the PBU Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the PBU Vesting Date. If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive, following the PBU Vesting Date, (i) one-third of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the one-year anniversary of the PBU Grant Date and before the two-year anniversary of the PBU Grant Date, and (ii) two-thirds of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the two-year anniversary of the PBU Grant Date but before the PBU Vesting Date. If termination occurs prior to the PBU Vesting Date other than as a result of death, disability or Retirement, grantee will forfeit the award.
“Retirement” is defined to mean termination of grantee’s employment with the Company upon or after completing 10 years of service with the Company after attaining the age of 45 if the grantee has provided the Company with at least six months’ written notice of such retirement.
Upon a “Change of Control,” as defined in the Executive Omnibus Plan, all outstanding PBUs become redeemable on the effective date of the consummation of the event resulting in the Change of Control (the “Change of Control Redemption Date”). In the event of a Change of Control, the payout percentage for outstanding PBUs is the product of (i) the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in the Payment Criteria Period for the award through the date on which the Change of Control occurred and the denominator of which is the total number of days in the payment criteria period for the award.
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
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on January 1, 2021 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest upon the earlier of (i) January 1, 2024 (the “SBU Vesting Date”) or (ii) the grantee's death, disability or “Retirement.” If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for 15 years or more, the grantee will receive, the number of SBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive a prorated number of SBUs to reflect the actual period between the

SBU Grant Date and the date of the grantee’s death, disability or Retirement. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability or Retirement, the grantee will forfeit the award.
Upon a “Change of Control,” all outstanding SBUs become redeemable on the date that is immediately prior to the Change of Control Redemption Date.
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
Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2021 held by the NEOs.

Name	Number of Shares or Units of Stock That Have Not Vested (#) (SBUs)	Market Value of Shares or Units of Stock That Have Not Vested ($) (SBUs) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	17,617 (2)	$850,365	70,464 (3)	$3,401,317
	17,688 (4)	853,796	70,757(5)	3,415,454

Gretchen L. Holloway	6,012 (2)	290,187	24,046 (3)	1,160,721
	6,065 (4)	292,749	24,262 (5)	1,171,128

Jon E. Jipping	8,853 (2)	427,329	35,409 (3)	1,709,180
	8,802 (4)	424,866	35,211 (5)	1,699,658

Christine Mason Soneral	5,953 (2)	287,342	23,810 (3)	1,149,290
	5,890 (4)	284,287	23,560 (5)	1,137,249

Krista Tanner	5,132 (2)	247,731	20,527 (3)	990,821
	5,228 (4)	252,360	20,915 (5)	1,009,551
____________________________
(1)Value was determined by multiplying the number of units that have not vested by the closing price of Fortis common stock on the NYSE as of December 31, 2021 ($48.27).
(2)These unvested SBUs were granted in 2020 and generally vest on January 1, 2023. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(3)These unvested PBUs were granted in 2020 and generally vest on January 1, 2023. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
(4)These unvested SBUs were granted in 2021 and generally vest on January 1, 2024. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(5)These unvested PBUs were granted in 2021 and generally vest on January 1, 2024. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
The PBU grants made to NEOs were made pursuant to the Executive Omnibus Plan and the SBU grants made to NEOs were made pursuant to the Fortis Inc. Restricted Share Unit Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.
Stock Vested
The following table provides information with respect to SBUs and PBUs held by the NEOs that vested during 2021:

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)	Value of Shares or Units of Stock Realized on Vesting ($) (1)
(a)	(b)	(c)
Linda H. Apsey	22,252 (2)	$994,825
	83,223 (3)	3,720,645

Gretchen L. Holloway	7,593 (2)	339,478
	28,399 (3)	1,269,649

Jon E. Jipping	11,293 (2)	504,896
	42,236 (3)	1,888,217

Christine Mason Soneral	7,593 (2)	339,478
	28,399 (3)	1,269,649

Krista Tanner	4,520 (2)	202,068
	16,904 (3)	755,729
____________________________
(1)Value is based on the 5-day volume weighted average price of common stock on the Toronto Stock Exchange on the vesting date, converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the 2017 Omnibus Plan, which is $44.7608.
(2)Amounts reported reflect the vesting of SBUs granted March 6, 2019 and associated dividend equivalent units.
(3)Amounts reported reflect the vesting of PBUs granted March 6, 2019 and associated dividend equivalent units. The award contains performance conditions established by the Committee. The performance period ended on December 31, 2021. The Committee certified the achievement of 187% of the applicable performance goals on February 1, 2022.
Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	27.58	$484,463	N/A
	ESRP Shift	N/A	39,019	N/A
	Total Qualified Plan		523,482	N/A
	ESRP	18.83	2,299,303	N/A

Gretchen Holloway	Cash Balance Component	17.95	342,794	N/A
	Total Qualified Plan		342,794	N/A
	ESRP	6.91	504,904	N/A

Jon E. Jipping	Traditional Component	31.03	2,155,602	N/A
	Total Qualified Plan		2,155,602	N/A
	ESRP	16.92	1,824,457	N/A

Christine Mason Soneral	Cash Balance Component	14.29	336,173	N/A
	Total Qualified Plan		336,173	N/A
	ESRP	14.28	903,985	N/A

Krista Tanner	Cash Balance Component	7.14	156,244	N/A
	Total Qualified Plan		156,244	N/A
	ESRP	7.14	356,793	N/A
____________________________
(1)    Credited service is estimated as of December 31, 2021 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.
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
(2)    The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2021 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2021. The rate at which future expected benefit payments were discounted in calculating present values was 3.01%, the same rate used for fiscal year-end 2021 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 1.94% for 2022 and 4.00% thereafter.
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
Benefits provided under the Qualified Plan are based on compensation up to a compensation limit under the Internal Revenue Code (which was $290,000 in 2021 and is indexed in future years). In addition, benefits provided under the Qualified Plan may not exceed a benefit limit under the Internal Revenue Code (which was $230,000 payable as a single life annuity beginning at normal retirement age in 2021).

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
Mr. Jipping’s annual accrued benefit payable in monthly installments as an annuity for his lifetime, beginning at age 60, is approximately $130,000. He is fully vested.
Cash Balance Component of Qualified Plan
Mses. Apsey, Holloway, Mason Soneral and Tanner participate in the cash balance component of the Qualified Plan. The benefits are stated as a notional account value.
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the same compensation limit as applied under the traditional component of the Qualified Plan ($290,000 in 2021). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway, Mason Soneral and Tanner are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2021 is approximately $467,000, Ms. Holloway’s is approximately $315,000, Ms. Mason Soneral’s is approximately $315,000, Ms. Tanner is approximately $145,000.
The ESRP provides notional account accruals similar to the cash balance component of the Qualified Plan. The “compensation credit” to the NEO’s notional account, analogous to the contribution credit in the cash balance component of the Qualified Plan, is equal to 9% of base salary plus actual bonus earned under the Company’s ACPB. The “investment credit,” analogous to the interest credit in the cash balance component of the Qualified Plan, is similarly based on 30-year Treasury rates.
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
Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2021, although previous shifts have continued to earn interest credits. As of year-end 2021, her ESRP shift balance was approximately $38,000.
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
Each year, a NEO’s account is increased by a “compensation credit” equal to 9% of pay. For this purpose, pay is equal to base salary plus any bonus under the Company’s ACPB. There is no limit on compensation that may be taken into account as in the Qualified Plan. Each year, a NEO’s account is also increased by an “investment credit” equal to the same earnings rate as the interest credit in the cash balance component of the Qualified Plan, based on 30-year Treasury rates.
The plan has been in effect since March 1, 2003. Vesting occurs at 20% for each year of participation. All of our NEOs are fully vested.
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2021, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$2,214,807
Ms. Holloway	464,356
Mr. Jipping	1,823,110
Ms. Mason Soneral	846,109
Ms. Tanner	329,977
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.
Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 100% of their salary and bonus. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs. Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Jipping elected to participate in 2020 and his deferral was withheld in 2021. Mr. Jipping also elected to participate in 2021, and his deferral will be made in 2022 due to his 2021 bonus payment occurring in 2022. Mr. Jipping is the only NEO that participated in the Executive Deferred Compensation Plan in 2021. The following table reports amounts contributed in 2021, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2021, under the plan.

Name (in millions of USD)	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (2)
Jon E. Jipping	$800,226	$—	$412,880	$—	$3,214,206
____________________________
(1) The amounts reported in this column for each NEO are reflected as compensation to such NEO in the Summary Compensation Table.
(2) Includes the total market value of deferred compensation program balance at December 31, 2021. The aggregate balance reflects a significant level of earnings on previously earned and deferred compensation.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into employment agreements with Ms. Apsey and Mr. Jipping in December 2012 which superseded the employment agreements then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. In February 2019, we entered into an employment agreement with Ms. Tanner which superseded her employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2021.
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
In addition, the NEOs’ employment agreements provide for payments by us of certain benefits upon termination of employment. The rights available at termination depend on the situation and circumstances surrounding the terminating event. The terms “Cause” and “Good Reason” are used in the employment agreements of each NEO and an understanding of these terms is necessary to determine the appropriate rights for which a NEO is eligible. The terms are defined as follows:
•Cause means: a NEO’s continued failure to substantially perform his or her duties (other than as a result of total or partial incapacity due to physical or mental illness) for a period of 10 days following written notice by the Company to the NEO of such failure; dishonesty in the performance of the NEO’s duties; a NEO’s conviction of, or plea of nolo contender to, a crime constituting a felony or misdemeanor involving moral turpitude; willful malfeasance or willful misconduct in connection with a NEO’s duties; any act or omission which is injurious to the financial condition or business reputation of the Company; or violation of the non-compete or confidentiality provisions of the employment agreement.
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
•a pro rata portion of the ACPB for the year of termination, based upon the Company’s actual achievement of the performance targets for such year as determined under the ACPB and paid at the time that such bonus would normally be paid;
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
•outplacement services for up to two years; and
•for Ms. Apsey, deemed satisfaction of the eligibility requirements of our Postretirement Welfare Plan for purposes of participation therein; and Mr.Jipping met the age and service eligibility requirements for participation in our Postretirement Welfare Plan. In addition, if we terminate our Postretirement Welfare Plan and, by application of the provisions described in the prior sentence, any of these NEOs would otherwise be entitled to retiree welfare benefits, we will establish other coverage for the NEO or the NEO will receive a cash payment equal to our cost of providing such benefits, in order to assist the NEO in obtaining other retiree welfare benefits.
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
Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2021.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,681,000	$4,129,329	$—	$—
Target Short-term Bonus	—	—	—	—	840,500	840,500
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,370,015	1,370,015	—	—
Retention Awards			—	—	—	—
Service-Based Unit Awards (5)	—	—	—	1,704,161	1,704,161	1,704,161
Performance-Based Unit Awards (6)	—	—	—	1,701,974	3,408,386	3,408,386
Benefits and Perquisites			—
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	31,592	31,592	—	—
Postretirement Welfare Plan (7)	—	—	775,824	775,824	—	—
Total Payout:	$—	$—	$3,883,431	$9,737,895	$5,953,047	$5,953,047

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$823,400	$2,018,961	$—	$—
Target Short-term Bonus	—	—	—	—	411,700	411,700
Pro Rata Short-term (Annual) Incentive Comp	—	—	671,071	671,071	—	—
Service-Based Unit Awards (5)	—	—	—	582,936	582,936	582,936
Performance-Based Unit Awards (6)	—	—	—	581,738	1,165,924	1,165,924
280G Cutback	—	—	—	—	—	—
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	10,596	10,596	—	—
Total Payout:	$—	$—	$1,530,067	$3,890,302	$2,160,560	$2,160,560

Jon E. Jipping - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation or Voluntary Good Reason	Involuntary For Cause	Involuntary Not-for-Cause	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,195,000	$2,972,455	$—	$—
Target Short-term Bonus	—	—	—	—	597,500	597,500
Pro Rata Short-term (Annual) Incentive Comp	—	—	973,925	973,925	—	—
Service-Based Unit Awards (5)	852,195	—	852,195	852,195	852,195	852,195
Performance-Based Unit Awards (6)	—	—	—	852,485	1,704,419	1,704,419
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	22,128	22,128	—	—
Postretirement Welfare Plan (7)	—	—	776,225	776,225
Total Payout:	$852,195	$—	$3,844,473	$6,474,413	$3,154,114	$3,154,114

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$799,600	$1,999,751	$—	$—
Target Short-term Bonus	—	—	—	—	399,800	399,800
Pro Rata Short-term (Annual) Incentive Comp	—	—	651,674	651,674	—	—
Service-Based Unit Awards (5)	—	—	—	571,629	286,324	286,324
Performance-Based Unit Awards (6)	—	—	—	572,292	191,548	191,548
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	22,115	22,115	—	—
Total Payout:	$—	$—	$1,498,389	$3,842,461	$877,672	$877,672

Krista Tanner - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$709,800	$1,411,238	$—	$—
Target Short-term Bonus	—	—	—	—	354,900	354,900
Pro Rata Short-term (Annual) Incentive Comp	—	—	578,487	578,487	—	—
Service-Based Unit Awards (5)	—	—	—	500,091	249,274	249,274
Performance-Based Unit Awards (6)	—	—	—	498,224	165,137	165,137
280G Cutback	—	—	—	(442,488)	—	—
Benefits and Perquisites
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	—
Perquisites	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	19,730	19,730	—	—
Total Payout:	$—	$—	$1,333,017	$2,590,282	$769,311	$769,311
____________________________
(1)All scenarios include the value of severance. For Ms. Apsey and Mr. Jipping, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits, outside of present value reductions outlined in footnote (5), and additional pension benefits upon death, have not been included in these termination scenarios but can be found in the “Pension Benefits Table.”
(2)Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.
(3)Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Ms. Tanner would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, cutbacks in the amount of $442,488 (Ms. Tanner) have been reflected.
(4)In the event of Mr. Jipping’s termination for death (pre-retirement), his spouse or designated beneficiary if not married would receive half the 50% joint and survivor annuity under the traditional component of the Qualified Plan. Under termination for death (pre-retirement), Ms. Apsey’s, Ms. Mason Soneral’s, Ms. Holloway’s and Ms. Tanner’s Qualified Plan benefits are payable immediately to the surviving spouse or designated beneficiary it not married and ESRP benefits are payable to a designated beneficiary. The above termination scenarios do not reflect the reduction in present value of death benefits ($103,732 for Ms. Apsey, $68,077 for Ms. Holloway, $1,066,469 for Mr. Jipping, $79,399 for Ms. Mason Soneral and $38,559 for Ms. Tanner compared to present value in the Pension Benefits Table).
(5)Under the Fortis Inc. 2020 Restricted Share Unit Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date that is immediately prior to the effective date of the consummation of the transaction resulting from the Change of Control. In the case of Death, Disability or Retirement termination and 15 years or more of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed vested and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. In the case of Death, Disability or Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. In the case of Cause, Involuntary Termination Without Cause and Voluntary Termination outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to be forfeited.
(6)Under the Executive Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents shall become redeemable on the Change of Control Redemption Date under a Change in Control (as defined in the Executive Omnibus Plan). In the case of Death, Disability or Retirement termination and 15 years or more of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. In the case of Death, Disability or Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. Values shown in the tables above are based on target performance as an estimate of potential payments. In the case of Cause, Involuntary Termination Without Cause and Voluntary Termination outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited.
(7)The value of the Postretirement Welfare Plan benefit is included in involuntary termination not for cause and change in control scenarios for Ms. Apsey and Mr. Jipping since their employment agreement includes a provision for deemed satisfaction of the eligibility requirements when terminated under these scenarios. It is assumed each would commence their Postretirement Welfare Benefits at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 3.14%, the same rate used for fiscal year-end 2021 accounting disclosure of the Postretirement Welfare Plan.
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
Pay Ratio
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the SEC under Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Linda H. Apsey our CEO:
For 2021, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $159,801; and
the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $4,585,608.
Based on this information, Ms. Apsey’s 2021 annual total compensation was estimated to be 29 times the median annual total compensation for all employees, other than Ms. Apsey.
We determined that, as of December 31, 2020, our employee population consisted of 698 individuals with all of those individuals located in the United States. To identify the “median employee” from our employee population, excluding Ms. Apsey, we utilized a consistently applied compensation measure that included the sum of each employee’s 2020 annualized base salary as of December 31, 2020 as reflected in our payroll records, and target 2020 awards made under our annual corporate performance plan, 2017 Omnibus Plan, Executive Omnibus Plan and Fortis Inc. 2020 Restricted Share Unit Plan that were not paid in 2020. We arrayed these values to select our “median employee.”
Under Item 402(u), a company is permitted to identify its “median employee” once every three years if there has been no significant change to its employee population or employee compensation arrangements that would result in a significant change to its pay ratio disclosure. We updated our “median employee” for 2020 as it had been three years since we had last identified the “median employee” for this analysis. The same median employee was used to calculate the 2021 pay ratio.
Using our “median employee” and Ms. Apsey, we calculated the applicable Summary Compensation Table values for each according to applicable SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2021.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Leanne M. Bell (2)	$—	$—
Robert A. Elliott (3)	149,518	149,518
Albert Ernst (4)	140,000	140,000
Debora Frodl	140,000	140,000
Alexander I. Greenbaum (5)	—	—
Ronnie Hawkins, Jr.	140,000	140,000
David G. Hutchens	140,000	140,000
James P. Laurito	140,000	140,000
Jocelyn H. Perry (2)	—	—
Sandra E. Pierce	190,000	190,000
Kevin L. Prust	145,482	145,482
A. Douglas Rothwell	155,000	155,000
Thomas G. Stephens (4)	14,014	14,014
____________________________
(1)Includes annual Board retainer and committee chairmanship retainer, as well as a chairperson fee (for Ms. Pierce only).
(2)Ms. Perry joined the Board in January 2022 and Ms. Bell joined the Board in February 2022.
(3)Mr. Elliott was appointed to Chairperson of the Audit and Risk Committee in May 2021.
(4)Mr. Stephens left the Board in February 2021 and Mr. Ernst left the Board in February 2022.
(5)Mr. Greenbaum waived all compensation due to him for his service on the Board. Mr. Greenbaum left the Board in September 2021.
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
We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. Mr. Laurito and Mr. Stephens participated in this plan in 2021.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2022, except as otherwise indicated, by:
•each of our current directors;
•each of the persons named in the “Summary Compensation Table” under Item 11; and
•all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2022 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)		Percent of Class (%)
Linda H. Apsey	—	—	53,889		*
Gretchen L. Holloway	—	—	8,862		*
Jon E. Jipping	—	—	60,000		*
Christine Mason Soneral	—	—	—		—
Krista Tanner	—	—	—		—
Leanne M. Bell	—	—	—		—
Robert A. Elliott	—	—	—		—
Albert Ernst	—	—	10,274	(1)	*
Debora Frodl	—	—	—		—
Alexander I. Greenbaum	—	—	—		—
Ronnie Hawkins	—	—	—		—
David G. Hutchens	—	—	83,907		*
James P. Laurito	—	—	48,544		*
Jocelyn H. Perry			187,622		*
Sandra E. Pierce	—	—	—		—
Kevin L. Prust	—	—	500		*
A. Douglas Rothwell	—	—	—		—
All current directors and executive officers as a group (17 persons)	—	—%	443,324		*
* Less than one percent
____________________________
(1)Includes 4,234 shares owned by the spouse of Mr. Ernst.
ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2021, there were no securities authorized for issuance under any compensation plans of ITC Holdings.

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
DIRECTOR INDEPENDENCE
Based on the absence of any material relationship between them and us, other than their capacities as directors, the Board has determined that Mmes. Bell, Frodl and Pierce and Messrs. Elliott, Ernst, Hawkins, Jr., Prust, and Rothwell are “independent” as defined in the Shareholders Agreement. In addition, our Board has determined that, as the committees are currently constituted, a majority of the members of the Audit and Risk Committee are “independent” as required in its charter. None of the directors determined to be independent is or ever has been employed by us.
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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2021 and 2020:

	2021	2020
Audit fees (1)	$2,083,000	$1,995,000
Audit-related fees (2)	57,000	56,000
Tax fees (3)	13,000	16,000
All other fees (4)	7,000	4,000
Total fees	$2,160,000	$2,071,000
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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2021 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2021 and 2020
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
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

3.1	Restated Articles of Incorporation of ITC Holdings Corp. (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2016)

3.2	Tenth Amended and Restated Bylaws of ITC Holdings Corp. (filed with Registrant’s Form 8-K on February 4, 2022)

4.3	Indenture, dated as of July 16, 2003, between ITC Holdings Corp. and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on August 3, 2021)

4.56
Ninth Supplemental Indenture, dated as of November 5, 2021, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 2.93% First Mortgage Bonds, Series I, due 2052 and Form of 2.93% First Mortgage Bonds, Series J, due 2052) (filed with Registrant’s Form 8-K on January 14, 2022)

*10.27	Deferred Compensation Plan (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

10.51	Form of Amended and Restated Easement Agreement between Consumers Energy Company and Michigan Electric Transmission Company (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2006)

*10.81	Executive Supplemental Retirement Plan (filed with Registrant’s Form 10-K for the year ended December 31, 2008)

*10.109	Employment Agreement between ITC Holdings Corp. and Linda H. Blair, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.110	Employment Agreement between ITC Holdings Corp. and Jon E. Jipping, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.111	Employment Agreement between ITC Holdings Corp. and Daniel J. Oginsky, effective as of December 21, 2012 (filed with Registrant’s Form 8-K on December 26, 2012)

*10.120	First Amendment to Executive Supplemental Retirement Plan, dated as of May 16, 2013 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2013)

*10.122	Recoupment Policy and Related Consent, effective January 1, 2014 (filed with Registrant’s Form 8-K on December 2, 2013)

*10.150	Employment Agreement between ITC Holdings Corp. and Christine Mason Soneral, effective as of February 3, 2015 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2015)

*10.168	Letter Agreement, dated as of October 14, 2016, between ITC Holdings Corp. and Linda H. Blair (filed with Registrant’s Form 8-K on October 12, 2016)

*10.172	Employment Agreement between ITC Holdings Corp. and Gretchen L. Holloway, effective as of July 10, 2017 (filed with Registrant’s Form 10-K for the year ended December 31, 2020)

*10.173	Letter Agreement, dated as of October 12, 2016 between ITC Holdings Corp. and Christine Mason Soneral (filed with Registrant’s Form 10-K for the year ended December 31, 2016)

*10.176	2017 Omnibus Plan, effective February 27, 2017 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.177	Summary of 2017 Annual Incentive Plan (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.178	Form of Service-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.179	Form of Performance-Based Unit Award Agreement under 2017 Omnibus Plan (February 2017) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2017)

*10.182	Amendment to 2017 Omnibus Plan, dated as of July 10, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

*10.183	ITC Holdings Corp. Director Deferred Compensation Plan, effective March 1, 2017 (filed with Registrant’s Form 10-Q for the quarter ended June 30, 2017)

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

*10.190	International Transmission Company Executive Deferred Compensation Plan, effective January 1, 2019 (filed with Registrant’s Form 10-K for the year ended December 31, 2018)

*10.191	ITC Holdings Corp. Director Deferred Compensation Plan, effective January 1, 2019 (filed with Registrant’s Form 10-K for the year ended December 31, 2018)

*10.192	Letter Agreement, effective as of February 18, 2019, between ITC Holdings Corp. and Jon E. Jipping (filed with Registrant’s Form 8-K on February 22, 2019)

10.194
ITC Holdings Amendment and Restatement Agreement dated as of January 10, 2020, among ITC Holdings Corp., the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among ITC Holdings Corp., the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on January 10, 2020)

10.195
ITCTransmission Amendment and Restatement Agreement dated as of January 10, 2020, among International Transmission Company, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among International Transmission Company, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on January 10, 2020)

10.196
METC Amendment and Restatement Agreement dated as of January 10, 2020, among Michigan Electric Transmission Company, LLC, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among Michigan Electric Transmission Company, LLC, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on January 10, 2020)

10.197
ITC Midwest Amendment and Restatement Agreement dated as of January 10, 2020, among ITC Midwest LLC, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among ITC Midwest LLC, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on January 10, 2020)

10.198
ITC Great Plains Amendment and Restatement Agreement dated as of January 10, 2020, among ITC Great Plains, LLC, the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as successor administrative agent and JPMorgan Chase Bank, N.A., in its capacity as resigning administrative agent, amending and restating as of January 10, 2020 in the form attached as Exhibit A thereto the Revolving Credit Agreement, dated as of October 23, 2017, among ITC Great Plains, LLC, the banks, financial institutions and other institutional party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Wells Fargo Securities, LLC, The Bank of Nova Scotia and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, Barclays Bank PLC and Wells Fargo Bank, National Association, as co-syndication agents and The Bank of Nova Scotia and Mizuho Bank, Ltd. as co-documentation agents (filed with Registrant’s Form 8-K on January 10, 2020)

*10.200	2017 Omnibus Plan, as amended July 10, 2017 and February 4, 2020 (filed with Registrant’s Form 10-K for the year ended December 31, 2019)

*10.201	Executive Omnibus Plan, effective February 4, 2020. (filed with Registrant’s Form 10-K for the year ended December 31, 2019)

*10.202	Form of Performance-Based Unit Award Agreement under Executive Omnibus Plan (January 2020). (filed with Registrant’s Form 10-K for the year ended December 31, 2019)

*10.203	Employment Agreement between ITC Holdings Corp. and Krista K. Tanner, effective as of February 18, 2019 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

*10.204	Fortis Inc. 2020 Restricted Share Unit Plan, effective January 1, 2020 (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2020)

*10.205	Form of Restricted Share Unit Grant Agreement under Fortis Inc. 2020 Restricted Share Unit Plan (January, 2020) (filed with Registrant’s Form 10-Q for the quarter ended March 31, 2020)

*10.206	Separation and Release Agreement, effective as of May 18, 2020, between ITC Holdings Corp. and Daniel J. Oginsky (filed with Registrant’s Form 10-K for the year ended December 31, 2020)

10.207
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among ITC Holdings Corp., with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (filed with Registrant’s Form 8-K on May 17, 2021)

10.208
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (filed with Registrant’s Form 8-K on May 17, 2021)

10.209
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among Michigan Electric Transmission Company, LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (filed with Registrant’s Form 8-K on May 17, 2021)

10.210
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among ITC Midwest LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (filed with Registrant’s Form 8-K on May 17, 2021)

10.211
Amendment No. 1 to Credit Agreement, dated as of May 17, 2021, among ITC Great Plains, LLC, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent (filed with Registrant’s Form 8-K on May 17, 2021)

***10.212	Executive Omnibus Plan, as amended November 11, 2021

***10.213	Fortis Inc. 2020 Restricted Share Unit Plan, as amended January 1, 2022

***10.214	Employment Agreement between ITC Holdings Corp. and Brian Slocum, effective as of February 14, 2022

**21	List of Subsidiaries

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	Inline XBRL Taxonomy Extension Definition Database

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

**104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Management contract or compensatory plan or arrangement filed herewith

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions of USD, except share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$3	$2
Accounts receivable from subsidiaries	20	9
Intercompany tax receivable from subsidiaries	16	8
Prepaid and other current assets	3	—
Advances to subsidiaries	50	—
Total current assets	92	19
Other assets
Investment in subsidiaries	5,784	5,496
Deferred income taxes	142	160
Advances to subsidiaries	4	54
Other assets	112	101
Total other assets	6,042	5,811
TOTAL ASSETS	$6,134	$5,830
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$72	$55
Accrued interest	23	23
Debt maturing within one year	654	67
Other current liabilities	8	8
Total current liabilities	757	153
Accrued pension and postretirement liabilities	52	59
Other liabilities	78	58
Long-term debt (net of deferred financing fees and discount of $17 and $21, respectively)	2,773	3,266
TOTAL LIABILITIES	3,660	3,536
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2021 and 2020	892	892
Retained earnings	1,584	1,410
Accumulated other comprehensive loss	(2)	(8)
Total stockholder’s equity	2,474	2,294
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,134	$5,830
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Other income (expense), net	$3	$5	$5
General and administrative expense	(30)	(20)	(25)
Taxes other than income taxes	(2)	(1)	(2)
Interest expense	(129)	(122)	(119)
LOSS BEFORE INCOME TAXES	(158)	(138)	(141)
INCOME TAX BENEFIT	(46)	(43)	(44)
LOSS AFTER TAXES	(112)	(95)	(97)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	518	502	525
NET INCOME	406	407	428
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments (net of tax of $2 for the year ended December 31, 2021, $7 for the year ended December 31, 2020, $1 for the year ended December 31, 2019	6	(15)	3
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6	(15)	3
TOTAL COMPREHENSIVE INCOME	$412	$392	$431
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$406	$407	$428
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(518)	(502)	(525)
Dividends from subsidiaries	10	3	3
Deferred and other income taxes	(41)	(46)	(51)
Net intercompany tax payments from (to) subsidiaries	56	33	14
Share-based compensation	25	15	18
Other	4	2	6
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(2)	9	9
Intercompany tax receivable from subsidiaries	(9)	(4)	11
Income tax receivable	—	—	1
Accrued compensation	4	(12)	22
Other current and non-current assets and liabilities, net	(2)	(3)	—
Net cash used in operating activities	(67)	(98)	(64)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(51)	(88)	(120)
Return of capital from subsidiaries	259	228	239
Advances to subsidiaries	—	(50)	—
Other	1	(2)	(1)
Net cash provided by investing activities	209	88	118
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	700	—
Borrowings under revolving credit agreement	93	293	72
Borrowings under term loan credit agreements	—	200	200
Net issuance of commercial paper	88	(133)	200
Retirement of long-term debt — including extinguishment of debt costs	—	—	(203)
Repayments of revolving credit agreement	(91)	(290)	(75)
Repayments of term loan credit agreement	—	(400)	—
Dividends to ITC Investment Holdings	(232)	(330)	(250)
Settlement of interest rate swaps	—	(23)	—
Other	1	(7)	—
Net cash provided by (used in) financing activities	(141)	10	(56)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	—	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	2	2	4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$3	$2	$2
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
1.     GENERAL
For ITC Holdings Corp.’s (“ITC Holdings,” “we,” “our” and “us”) presentation (Parent Company only), the investment in subsidiaries is accounted for using the equity method. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of ITC Holdings appearing in this Annual Report on Form 10-K. Certain prior period amounts in the financial statements and notes have been reclassified to conform to the current period presentation for comparative purposes.
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our revolving and term loan term credit agreements. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2021 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
Recent Developments Regarding the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control the outbreak of COVID-19 have resulted in challenges to businesses and facilities in various industries around the world, including our customers, and disruptions to the global economy and supply chains. To date, COVID-19 has not had a material impact on our net income. However, for 2020, we utilized various temporary cost saving measures related to operating expenses, including operation and maintenance expenses and general and administrative expenses, in an attempt to reduce costs for our customers that were collected through our Formula Rates.
We are unable to predict the ultimate effects of COVID-19 on the U.S. or global economy or our operations. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. The extent of the impact of COVID-19 will depend on its duration, actions by government authorities, and impacts on our customers, employees, or vendors. These developments are continuously evolving, and we cannot predict whether COVID-19 will have a material impact on our financial condition, results of operations or cash flows.
2.     DEBT
As of December 31, 2021, the maturities of our debt outstanding were as follows:

(In millions of USD)
2022	$655
2023	250
2024	439
2025	—
2026	400
2027 and thereafter	1,700
Total	$3,444

Refer to Note 9 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Revolving Credit Agreements, the ITC Holdings Commercial Paper Program and the ITC Holdings Derivative Instruments and Hedging Activities.
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $3,516 million and $3,670 million at December 31, 2021 and 2020, respectively. The total book value of the ITC Holdings Senior Notes, net of discount and deferred financing fees, was $3,233 million and $3,229 million at December 31, 2021 and 2020, respectively. The fair values of the ITC Holdings Senior Notes represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
Revolving Credit Agreements
At December 31, 2021 and 2020, we had $39 million and $37 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The fair values of the revolving credit agreements represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
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
Equity Transactions

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Equity contributions to subsidiaries	$(51)	$(88)	$(120)
Dividends from subsidiaries (a)	10	3	3
Return of capital from subsidiaries (a)	259	228	239
____________________________
(a)Includes ITCTransmission, MTH, ITC Midwest and other subsidiaries.
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

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Net income tax payments (to) from: (a)
ITCTransmission	$24	$17	$7
METC	15	9	4
ITC Midwest	10	1	3
ITC Great Plains	6	6	(1)
ITC Interconnection	1	—	1
____________________________
(a)The net income tax payments were pursuant to intercompany tax sharing arrangements, and the total of these tax payments is presented as a net cash outflow or inflow from operating activities in the condensed parent company statements of cash flows. Other reconciling items between the parent company and the consolidated tax liabilities are presented as deferred and other income taxes in the adjustments to reconcile net income to net cash provided by operating activities. Additionally, ITC Holdings paid its subsidiaries for NOLs utilized by the consolidated group.
Intercompany Loan Agreement
On September 21, 2020, we advanced an intercompany loan to ITCTransmission totaling $50 million, due September 21, 2022, which remained outstanding at December 31, 2021. On January 14, 2022, ITCTransmission repaid the intercompany loan in full with proceeds from the issuance of First Mortgage Bonds on January 14, 2022. We received interest payments of $1 million during the year ended December 31, 2021 from ITCTransmission associated with this intercompany loan. Additionally, at December 31, 2021 we had a $4 million intercompany loan with ITC Interconnection, due June 1, 2046. During the year ended December 31, 2021, we received principal and interest payments of $1 million from ITC Interconnection associated with this intercompany loan.
4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions of USD)	2021	2020	2019	2018
Cash and cash equivalents	$3	$2	$2	$3
Restricted cash included in:
Other non-current assets	—	—	—	1
Total cash, cash equivalents and restricted cash	$3	$2	$2	$4
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2021	2020	2019
Supplementary cash flows information:
Interest paid	$119	$116	$117
Income taxes paid	—	2	—
Income tax refunds received	—	2	3
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2022.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA H. APSEY	President and Chief Executive	February 10, 2022
Linda H. Apsey	Officer (principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 10, 2022
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ SANDRA E. PIERCE	Director and Chairman	February 10, 2022
Sandra E. Pierce

/s/ ROBERT A. ELLIOTT	Director	February 10, 2022
Robert A. Elliott

/s/ LEANNE M. BELL	Director	February 10, 2022
Leanne M. Bell

/s/ DEBORA FRODL	Director	February 10, 2022
Debora Frodl

/s/ RONNIE D. HAWKINS, JR	Director	February 10, 2022
Ronnie D. Hawkins, Jr

/s/ DAVID G. HUTCHENS	Director	February 10, 2022
David G. Hutchens

/s/ JAMES P. LAURITO	Director	February 10, 2022
James P. Laurito

/s/ JOCELYN H. PERRY	Director	February 10, 2022
Jocelyn H. Perry

/s/ KEVIN L. PRUST	Director	February 10, 2022
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 10, 2022
A. Douglas Rothwell