Form 10-Q
period 2022-03-31
ITC Holdings Corp.
filed 2022-05-04
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
27175 Energy Way
Novi, MI 48377
(Address of Principal Executive Offices, Including Zip Code)
(248) 946-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ * The Registrant is a voluntary filer and has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 3, 2022.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2022

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(In millions of USD, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$3	$5
Accounts receivable	125	128
Inventory	45	45
Regulatory assets	17	21
Prepaid and other current assets	40	18
Total current assets	230	217
Property, plant and equipment (net of accumulated depreciation and amortization of $2,248 and $2,199, respectively)	10,148	9,961
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $50 and $49, respectively)	25	26
Regulatory assets	218	190
Other assets	95	101
Total other assets	1,288	1,267
TOTAL ASSETS	$11,666	$11,445
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$126	$127
Accrued compensation	43	72
Accrued interest	70	56
Accrued taxes	55	64
Regulatory liabilities	15	14
Refundable deposits and advances for construction	64	44
Debt maturing within one year	736	654
Other current liabilities	11	16
Total current liabilities	1,120	1,047
Accrued pension and postretirement liabilities	51	52
Deferred income taxes	1,205	1,161
Regulatory liabilities	612	619
Refundable deposits	8	28
Other liabilities	39	55
Long-term debt	6,099	6,009
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	9,134	8,971
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2022 and December 31, 2021	892	892
Retained earnings	1,626	1,584
Accumulated other comprehensive income (loss)	14	(2)
Total stockholder’s equity	2,532	2,474
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,666	$11,445
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(In millions of USD)	2022	2021
OPERATING REVENUES
Transmission and other services	$327	$299
Formula Rate true-up	38	37
Total operating revenues	365	336
OPERATING EXPENSES
Operation and maintenance	27	22
General and administrative	33	35
Depreciation and amortization	72	57
Taxes other than income taxes	36	35
Total operating expenses	168	149
OPERATING INCOME	197	187
OTHER EXPENSES (INCOME)
Interest expense, net	64	62
Allowance for equity funds used during construction	(9)	(7)
Other expenses (income), net	2	(1)
Total other expenses (income)	57	54
INCOME BEFORE INCOME TAXES	140	133
INCOME TAX PROVISION	34	33
NET INCOME	106	100
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 8)	16	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	16	1
TOTAL COMPREHENSIVE INCOME	$122	$101
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	100	—	100
Dividends to ITC Investment Holdings Inc.	—	(58)	—	(58)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, MARCH 31, 2021	$892	$1,452	$(7)	$2,337

BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	106	—	106
Dividends to ITC Investment Holdings Inc.	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 8)	—	—	16	16
BALANCE, MARCH 31, 2022	$892	$1,626	$14	$2,532
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(In millions of USD)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72	57
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(37)	(26)
Deferred income tax expense	33	33
Allowance for equity funds used during construction	(9)	(7)
Share-based compensation	6	7
Other	5	1
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	7	(6)
Accounts payable	5	(4)
Accrued compensation	(22)	(8)
Accrued interest	14	13
Accrued taxes	(9)	(9)
Net refund settlements and adjustments related to return on equity complaints	—	8
Other current and non-current assets and liabilities, net	(17)	(17)
Net cash provided by operating activities	154	142
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(265)	(239)
Other	1	2
Net cash used in investing activities	(264)	(237)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	150	—
Borrowings under revolving credit agreements	239	263
Net issuance of commercial paper	82	113
Repayments of revolving credit agreements	(298)	(229)
Dividends to ITC Investment Holdings Inc.	(64)	(58)
Other	(1)	5
Net cash provided by financing activities	108	94
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5	$5
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
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2021 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended March 31, 2022 and 2021 were $1 million.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(In millions of USD)	2022	2021
Trade accounts receivable	$2	$3
Unbilled accounts receivable	111	116
Other	12	9
Total accounts receivable	$125	$128
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2022:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2021	$(2)
Net collection of 2020 revenue deferrals and accruals, including accrued interest	(2)
Net revenue accrual, including accrued interest	39
Net regulatory assets as of March 31, 2022	$35
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(In millions of USD)	2022	2021
Current regulatory assets	$17	$20
Non-current regulatory assets	47	10
Current regulatory liabilities	(14)	(13)
Non-current regulatory liabilities	(15)	(19)
Net regulatory assets (liabilities)	$35	$(2)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. As of March 31, 2022, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For the three months ended March 31, 2022 and 2021, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three months ended March 31, 2022 and 2021, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Depreciation Rate Filings
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022, which will result in higher revenue as the increase in depreciation expense flows through to customer bills.
5.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of March 31, 2022, ITC Holdings had $237 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 1.1% and weighted-average remaining days to maturity of 43 days. The amount outstanding as of March 31, 2022 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2021 ITC Holdings had $155 million of commercial paper issued and outstanding.
ITCTransmission
First Mortgage Bonds
On January 14, 2022, ITCTransmission issued $130 million of aggregate principal amount of 2.93% First Mortgage Bonds, Series J, due January 14, 2052. The proceeds were used to repay existing indebtedness under the revolving credit agreement and intercompany loan agreement and will also be used to partially fund capital expenditures and for general corporate purposes. ITCTransmission also issued an additional $20 million of aggregate principal amount of 2.93% First Mortgage Bonds, Series I, due January 14, 2052, the proceeds of which are expected to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. All of ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We have entered into interest rate swaps to manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. At March 31, 2022, ITC Holdings had the following interest rate swaps:

Interest Rate Swaps (in millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate	Benchmark Rate	Interest Received	Interest Paid
July 2021 swap	$45	1.113%	LIBOR	Quarterly	Semi-annually
November 2021 swap	45	1.581%	LIBOR	Quarterly	Semi-annually
November 2021 swap	45	1.492%	LIBOR	Quarterly	Semi-annually
November 2021 swap	45	1.497%	LIBOR	Quarterly	Semi-annually
November 2021 swap	50	1.544%	LIBOR	Quarterly	Semi-annually
December 2021 swap	50	1.560%	LIBOR	Quarterly	Semi-annually
December 2021 swap	50	1.489%	LIBOR	Quarterly	Semi-annually
December 2021 swap	45	1.475%	LIBOR	Quarterly	Semi-annually
March 2022 swap	40	1.546%	SOFR	Semi-annually	Annually
March 2022 swap	35	1.533%	SOFR	Semi-annually	Annually
Total	$450	1.483%
The interest rate swaps call for ITC Holdings to receive interest, either quarterly or semi-annually, at a variable rate equal to LIBOR or SOFR and to pay interest, either semi-annually or annually, at various fixed rates effective for the 5-year period beginning November 15, 2022. The transactions include mandatory early termination provisions and will be terminated no later than the effective date of the interest rate swaps of November 15, 2022. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.
The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of March 31, 2022, the fair value of the derivative instruments of $23 million was recorded in prepaid and other current assets in the condensed consolidated statements of financial position. The interest rate swaps do not contain credit-risk-related contingent features. Refer to Note 7 for additional fair value information. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.

Revolving Credit Agreements
At March 31, 2022, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITC Transmission	100	17	83		1.5%	0.10%
METC	100	60	40		1.5%	0.10%
ITC Midwest	225	164	61		1.5%	0.10%
ITC Great Plains	75	29	46		1.5%	0.10%
Total	$900	$270	$630
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $163 million as of March 31, 2022.
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
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. We do not expect to contribute to the supplemental benefit plans in 2022.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended
	March 31,
(In millions of USD)	2022	2021
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net pension cost	$2	$2
The components of net pension cost other than the service cost component are included in Other expenses (income), net in the condensed consolidated statements of comprehensive income.

Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. We expect to contribute $7 million to the postretirement benefit plan in 2022.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended
	March 31,
(In millions of USD)	2022	2021
Service cost	$3	$2
Interest cost	1	1
Expected return on plan assets	(2)	(1)
Net postretirement cost	$2	$2
The components of net postretirement cost other than the service cost component are included in Other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3 million for each of the three months ended March 31, 2022 and 2021.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between levels.
Our assets are measured at fair value subject to the three-tier hierarchy at March 31, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$48	$—	$—
Mutual funds — equity securities	12	—	—
Interest rate swap derivatives	—	23	—
Total	$60	$23	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$51	$—	$—
Mutual funds — equity securities	12	—	—
Interest rate swap derivatives	—	2	—
Total	$63	$2	$—
As of March 31, 2022 and December 31, 2021, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other operating income and expense.
As of March 31, 2022, the assets related to derivatives consist of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives is determined based on a DCF method using benchmark interest rates of LIBOR or SOFR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2022 and 2021.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,482 million and $6,995 million at March 31, 2022 and December 31, 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,328 million and $6,179 million at March 31, 2022 and December 31, 2021, respectively.
Revolving Credit Agreements
At March 31, 2022 and December 31, 2021, we had a consolidated total of $270 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended
	March 31,
(In millions of USD)	2022	2021
Balance at the beginning of period	$(2)	$(8)
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended March 31, 2022 and 2021) (a)	1	1
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $6 for the three months ended March 31, 2022)	15	—
Total other comprehensive income, net of tax	16	1
Balance at the end of period	$14	$(7)
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2023 is expected to be approximately $3 million (net of tax of $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
9.    SHARE-BASED COMPENSATION
Long-Term Incentive Plans
In the first quarter of 2022, 253,476 PBUs and 197,926 SBUs were granted pursuant to our long-term incentive plans. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. The awards are classified as liability awards and vest on the date specified in a particular grant agreement, provided the service and performance criteria, as applicable, are satisfied. The PBUs and SBUs earn dividend equivalents which are also re-measured and settled consistent with the target award at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2022 was $56 million and $30 million, respectively. At March 31, 2022, the total unrecognized compensation cost related to the PBUs and SBUs was $26 million and $16 million, respectively.
10.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $2 million at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021 we had intercompany payables to Fortis and such subsidiaries of less than $1 million.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended March 31, 2022 and 2021 for ITC Holdings was $4 million and $3 million, respectively. Related party charges for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million for each of the three months ended March 31, 2022 and 2021.
Dividends
During the three months ended March 31, 2022 and 2021, we paid dividends of $64 million and $58 million, respectively, to ITC Investment Holdings. We also paid dividends of $64 million to ITC Investment Holdings in April 2022.
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
May 2020 Order
On May 21, 2020, the FERC issued an order on rehearing of the November 2019 Order. In this order, the FERC revised its November 2019 Order methodology, finding that three financial models should be used to determine the base ROE, among other revisions. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the September 2016 Order prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized during the three months ended March 31, 2022. In the May 2020 Order, the FERC also reaffirmed its decision to dismiss the Second Complaint and its finding that no refunds would be ordered on the Second Complaint. Our MISO Regulated Operating Subsidiaries are parties to multiple appeals of the September 2016 Order, November 2019 Order and May 2020 Order at the D.C. Circuit Court.
Financial Statement Impacts
As of December 31, 2021, we had recorded an aggregate current regulatory asset and liability of $1 million and less than $1 million, respectively, in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the three months ended March 31, 2022, we settled the remaining regulatory assets and liabilities and, as of March 31, 2022, there are no remaining regulatory assets or liabilities recorded related to this matter. During the three months ended March 31, 2021, we received net settlement payments of $8 million owed from customers related to this matter.
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
As of March 31, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(In millions of USD)	2022	2021	2021	2020
Cash and cash equivalents	$3	$3	$5	$4
Restricted cash included in:
Other non-current assets	2	2	2	2
Total cash, cash equivalents and restricted cash	$5	$5	$7	$6
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.

Supplementary Cash Flows Information

	Three months ended
	March 31,
(In millions of USD)	2022	2021
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$47	$44
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	118	111
Allowance for equity funds used during construction	9	7
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2022 or 2021, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(In millions of USD)	2022	2021
Regulated Operating Subsidiaries	$374	$346
Intercompany eliminations	(9)	(10)
Total Operating Revenues	$365	$336

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(In millions of USD)	2022	2021
Regulated Operating Subsidiaries	$180	$171
ITC Holdings and other	(40)	(38)
Total Income Before Income Taxes	$140	$133

	Three months ended
NET INCOME:	March 31,
(In millions of USD)	2022	2021
Regulated Operating Subsidiaries	$135	$126
ITC Holdings and other	106	100
Intercompany eliminations	(135)	(126)
Total Net Income	$106	$100

TOTAL ASSETS:	March 31,	December 31,
(In millions of USD)	2022	2021
Regulated Operating Subsidiaries	$11,526	$11,317
ITC Holdings and other	6,199	6,134
Reconciliations / Intercompany eliminations (a)	(6,059)	(6,006)
Total Assets	$11,666	$11,445
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021, as modified herein:
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
•Acts of war, terrorist attacks and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
•A cyber-attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Effects of climate change, including natural disasters, severe weather and other related phenomena, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Changes in tax laws or regulations may negatively affect our financial condition, results of operations, net income, cash flows and credit metrics.
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

Significant recent matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2022 or that may affect future results include:
•Our capital expenditures of $265 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2022, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings and repayments, and interest rate swaps, as described in Note 5 to the condensed consolidated interim financial statements;
•The FERC orders related to the MISO ROE Complaints, as described in Note 11 to the condensed consolidated interim financial statements, that are currently under appeal at the D.C. Circuit Court; and
•Issuance of a NOPR by the FERC on March 20, 2020 and issuance of a supplemental NOPR on April 15, 2021, that include a proposal to update the transmission incentives policy, as described below under “ — Recent Developments.”
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
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of March 31, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
FERC NOPR on Transmission Planning
FERC issued a NOPR on April 21, 2022 addressing regional transmission planning and cost allocation. The proposal requires transmission planning regions to conduct long-term, scenario-based transmission planning and adopt enhanced transparency measures; provide a formal role for states in developing the cost allocation for projects; and reinstate federal rights of first refusal under certain circumstances. We are currently assessing the impacts of the NOPR to our business. Initial comments on the NOPR are due 75 days from the date of publication in the Federal Register.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. See Note 4 and Note 11 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022. This increase is expected to result in higher revenue from customers in the near term due to an overall increase in the rates at which we record depreciation expense. For the three months ended March 31, 2022, there was an increase in depreciation expense of approximately $8 million resulting from our MISO Regulated Operating Subsidiaries’ new depreciation rates.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(In millions of USD)	March 31, 2022	2022 — 2026
Expenditures for property, plant and equipment (a)	$265	$4,004
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. Refer to “Item 1 Business — Development of Business” in our Form 10-K for the year ended December 31, 2021 for additional information.
During the three months ended March 31, 2022, MISO advanced its long-range transmission plan, announcing the first tranche of projects across the MISO Midwest subregion comprised of 18 transmission projects with total associated transmission costs estimated at approximately $10 billion. These projects require MISO board approval, which is currently anticipated in July 2022. Six of these projects run through our MISO Regulated Operating Subsidiaries’ service territories, including Michigan and Iowa, where right of first refusal provisions exist for incumbent transmission owners. Other projects within this portfolio may be subject to competitive bidding, depending on their location. Based on this preliminary information, we currently estimate transmission investments of approximately $1 billion to $1.5 billion through 2030 associated with these projects. Given our preliminary analysis around the transmission investment, its timing and uncertainties regarding the awarding of projects, we cannot state with certainty the impact of our estimated capital expenditure in connection with the long-range transmission plan on our forecasted capital expenditures through 2026 or beyond.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A Risk Factors.” In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage
	March 31,		Increase	increase
(In millions of USD)	2022	2021	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$327	$299	$28	9%
Formula Rate true-up	38	37	1	3%
Total operating revenues	365	336	29	9%
OPERATING EXPENSES
Operation and maintenance	27	22	5	23%
General and administrative	33	35	(2)	(6)%
Depreciation and amortization	72	57	15	26%
Taxes other than income taxes	36	35	1	3%
Total operating expenses	168	149	19	13%
OPERATING INCOME	197	187	10	5%
OTHER EXPENSES (INCOME)
Interest expense, net	64	62	2	3%
Allowance for equity funds used during construction	(9)	(7)	(2)	29%
Other expenses (income), net	2	(1)	3	(300)%
Total other expenses (income)	57	54	3	6%
INCOME BEFORE INCOME TAXES	140	133	7	5%
INCOME TAX PROVISION	34	33	1	3%
NET INCOME	$106	$100	$6	6%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2022 and 2021 which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2022		2021		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$255	71%	$231	68%	$24	10%
Regional cost sharing revenues (a)	95	26%	91	27%	4	4%
Point-to-point	5	1%	5	2%	—	—%
Scheduling, control and dispatch (a)	5	1%	5	2%	—	—%
Other	5	1%	4	1%	1	25%
Total	$365	100%	$336	100%	$29	9%
____________________________
(a)Includes a portion of the Formula Rate true-up of $38 million and $37 million for the three months ended March 31, 2022 and 2021, respectively.
Operating revenues for the three months ended March 31, 2022 increased, compared to the same period in 2021, primarily due to higher recoverable depreciation expense due to revised depreciation rates, which became effective January 1, 2022, as well as a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.

Operating Expenses
Operation and maintenance expenses
Operation and maintenance expense increased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher expenses associated with substation and overhead line maintenance activities, as well as higher vegetation management requirements.
Depreciation and amortization expense
Depreciation and amortization expenses increased due to a combination of updated depreciation rates at our MISO Regulated Operating Subsidiaries, which became effective January 1, 2022, and a higher depreciable base resulting from property, plant and equipment in-service additions during the three months ended March 31, 2022 compared to the same period in 2021.
LIQUIDITY AND CAPITAL RESOURCES
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 5 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets (including debt to finance or refinance portfolios of eligible projects based on the green bond framework established by ITC Holdings), although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments.
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 11 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2021. There have been no material changes to that information since December 31, 2021, other than the items described in Note 5 to the condensed consolidated interim financial statements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of March 31, 2022, we had consolidated indebtedness under our revolving credit agreements of $270 million, with unused capacity under our revolving credit agreements of $630 million. Additionally, ITC Holdings had $237 million of commercial paper issued and outstanding, net of discount, as of March 31, 2022, with the ability to issue an additional $163 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.

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
We have exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. Certain tenors of LIBOR began being phased out beginning in late 2021, with full discontinuation planned for mid-2023. We believe the rate selected as the preferred alternative to LIBOR will be an acceptable replacement rate when LIBOR is fully discontinued. However, we plan to continue using the available LIBOR tenors until 2023 and as such cannot reasonably estimate the expected impact of the planned discontinuation of LIBOR at this time.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2021.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2022, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $154 million and $142 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash received from operating revenues of $27 million compared to the same period in 2021. This increase was partially offset by lower net receipts related to the MISO ROE Complaints of $8 million, including interest, received from customers during the three months ended March 31, 2021 and an increase in payments pursuant to our long-term incentive plans of $10 million during the three months ended March 31, 2022 compared to the same period in 2021.
Cash Flows From Investing Activities
Net cash used in investing activities was $264 million and $237 million for the three months ended March 31, 2022 and 2021, respectively, with the increase primarily due to an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $108 million and $94 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due to an increase in issuances of long term debt of $150 million. This increase was partially offset by a decrease in net borrowings under our revolving credit agreements of $93 million, a decrease in net issuances of commercial paper of $31 million and an increase in dividend payments of $6 million during the three months ended March 31, 2022 compared to the same period in 2021.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2021 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper was $6,482 million and $6,995 million at March 31, 2022 and December 31, 2021, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,328 million and $6,179 million at March 31, 2022 and December 31, 2021, respectively. A increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2022 and December 31, 2021 would decrease the fair value of debt by $245 million and $217 million, respectively, and a decrease in interest rates of 10% at March 31, 2022 and December 31, 2021 would increase the fair value of debt by $264 million and $231 million, respectively.
Revolving Credit Agreements
At March 31, 2022 and December 31, 2021, we had a consolidated total of $270 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2022 and December 31, 2021 would increase or decrease interest expense by less than $1 million.
Commercial Paper
At March 31, 2022 and December 31, 2021, ITC Holdings had $237 million and $155 million, respectively, of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million.
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
As of March 31, 2022, we held 5-year interest rate swap contracts with a notional amount of $450 million, which manages interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior

Notes, due November 15, 2022. See Note 5 to the condensed consolidated interim financial statements for further discussion on the interest rate swaps. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.
Other
As described in our Form 10-K for the year ended December 31, 2021, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated interim financial statements for a description of recent developments in the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors set forth therein.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 3, 2022

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)