Form 10-Q
period 2022-06-30
ITC Holdings Corp.
filed 2022-07-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 27, 2022.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(In millions of USD, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$18	$5
Accounts receivable	184	128
Inventory	49	45
Regulatory assets	15	21
Prepaid and other current assets	51	18
Total current assets	317	217
Property, plant and equipment (net of accumulated depreciation and amortization of $2,297 and $2,199, respectively)	10,302	9,961
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $50 and $49, respectively)	25	26
Regulatory assets	204	190
Other assets	95	101
Total other assets	1,274	1,267
TOTAL ASSETS	$11,893	$11,445
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$134	$127
Accrued compensation	53	72
Accrued interest	59	56
Accrued taxes	76	64
Regulatory liabilities	17	14
Refundable deposits and advances for construction	60	44
Debt maturing within one year	784	654
Other current liabilities	12	16
Total current liabilities	1,195	1,047
Accrued pension and postretirement liabilities	51	52
Deferred income taxes	1,243	1,161
Regulatory liabilities	614	619
Refundable deposits	8	28
Other liabilities	42	55
Long-term debt	6,154	6,009
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	9,307	8,971
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2022 and December 31, 2021	892	892
Retained earnings	1,673	1,584
Accumulated other comprehensive income (loss)	21	(2)
Total stockholder’s equity	2,586	2,474
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,893	$11,445
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
OPERATING REVENUES
Transmission and other services	$387	$346	$714	$645
Formula Rate true-up	(20)	(4)	18	33
Total operating revenues	367	342	732	678
OPERATING EXPENSES
Operation and maintenance	27	30	54	52
General and administrative	26	29	59	64
Depreciation and amortization	74	57	146	114
Taxes other than income taxes	37	35	73	70
Other operating expenses (income), net	—	1	—	1
Total operating expenses	164	152	332	301
OPERATING INCOME	203	190	400	377
OTHER EXPENSES (INCOME)
Interest expense, net	66	63	130	125
Allowance for equity funds used during construction	(8)	(7)	(17)	(14)
Other expenses (income), net	1	(2)	3	(3)
Total other expenses (income)	59	54	116	108
INCOME BEFORE INCOME TAXES	144	136	284	269
INCOME TAX PROVISION	33	34	67	67
NET INCOME	111	102	217	202
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 8)	7	1	23	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	7	1	23	2
TOTAL COMPREHENSIVE INCOME	$118	$103	$240	$204
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	100	—	100
Dividends to ITC Investment Holdings Inc.	—	(58)	—	(58)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, MARCH 31, 2021	892	1,452	(7)	2,337
Net income	—	102	—	102
Dividends to ITC Investment Holdings Inc.	—	(57)	—	(57)
Other comprehensive income, net of tax (Note 8)	—	—	1	1
BALANCE, JUNE 30, 2021	$892	$1,497	$(6)	$2,383

BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	106	—	106
Dividends to ITC Investment Holdings Inc.	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 8)	—	—	16	16
BALANCE, MARCH 31, 2022	892	1,626	14	2,532
Net income	—	111	—	111
Dividends to ITC Investment Holdings Inc.	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 8)	—	—	7	7
BALANCE, JUNE 30, 2022	$892	$1,673	$21	$2,586
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(In millions of USD)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	146	114
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(14)	(12)
Deferred income tax expense	62	67
Allowance for equity funds used during construction	(17)	(14)
Share-based compensation	11	14
Other	10	1
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(54)	(49)
Accounts payable	13	3
Accrued compensation	(18)	(8)
Accrued interest	3	—
Accrued taxes	12	11
Net refund settlements and adjustments related to return on equity complaints	—	9
Other current and non-current assets and liabilities, net	(22)	(12)
Net cash provided by operating activities	349	326
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(479)	(437)
Contributions in aid of construction	2	2
Other	1	2
Net cash used in investing activities	(476)	(433)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	225	—
Borrowings under revolving credit agreements	454	549
Net issuance of commercial paper	129	144
Repayments of revolving credit agreements	(534)	(460)
Dividends to ITC Investment Holdings Inc.	(128)	(115)
Refundable deposits from generators for transmission network upgrades	—	12
Repayment of refundable deposits from generators for transmission network upgrades	(4)	(20)
Other	(2)	(1)
Net cash provided by financing activities	140	109
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13	2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$20	$8
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for each of the three months ended June 30, 2022 and 2021 were $1 million. Total other services revenue for each of the six months ended June 30, 2022 and 2021 were $2 million.
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

3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	June 30,	December 31,
(In millions of USD)	2022	2021
Trade accounts receivable	$2	$3
Unbilled accounts receivable	161	116
Other (a)	21	9
Total accounts receivable	$184	$128
____________________________
(a)Includes amounts due from affiliates, see “Intercompany Receivables and Payables” in Note 10 for additional information.
4.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 11 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and “ROE and Incentive Adders for Transmission Rates” and “Capital Structure Complaint” discussed herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2022:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2021	$(2)
Net collection of 2020 revenue deferrals and accruals, including accrued interest	(4)
Net revenue accrual, including accrued interest	18
Net regulatory assets as of June 30, 2022	$12

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	June 30,	December 31,
(In millions of USD)	2022	2021
Current regulatory assets	$15	$20
Non-current regulatory assets	33	10
Current regulatory liabilities	(16)	(13)
Non-current regulatory liabilities	(20)	(19)
Net regulatory assets (liabilities)	$12	$(2)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. As of June 30, 2022, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For the three and six months ended June 30, 2022 and 2021, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three and six months ended June 30, 2022 and 2021, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleges that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked FERC to reduce ITC Midwest’s equity from 60% to 53%. Responsive pleadings have been filed by parties to the complaint proceeding, including ITC Midwest. As of June 30, 2022, ITC Midwest has not recorded any liability related to the complaint. The timing and outcome of this proceeding remains uncertain.
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
5.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of June 30, 2022, ITC Holdings had $284 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 1.7% and weighted-average remaining days to maturity of 19 days. The amount outstanding as of June 30, 2022 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2021 ITC Holdings had $155 million of commercial paper issued and outstanding.
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
METC
Senior Secured Notes
On May 10, 2022, METC issued $75 million of 3.05% Series B Senior Secured Notes due May 10, 2052. The proceeds from the Series B Senior Secured Notes were used to repay borrowings under the METC revolving credit agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
We have entered into interest rate swaps to manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. At June 30, 2022, ITC Holdings had the following interest rate swaps:

Interest Rate Swaps (in millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate	Benchmark Rate	Interest Received	Interest Paid
July 2021 swap	$45	1.113%	LIBOR	Quarterly	Semi-annually
November 2021 swap	45	1.581%	LIBOR	Quarterly	Semi-annually
November 2021 swap	45	1.492%	LIBOR	Quarterly	Semi-annually
November 2021 swap	45	1.497%	LIBOR	Quarterly	Semi-annually
November 2021 swap	50	1.544%	LIBOR	Quarterly	Semi-annually
December 2021 swap	50	1.560%	LIBOR	Quarterly	Semi-annually
December 2021 swap	50	1.489%	LIBOR	Quarterly	Semi-annually
December 2021 swap	45	1.475%	LIBOR	Quarterly	Semi-annually
March 2022 swap	40	1.546%	SOFR	Annually	Annually
March 2022 swap	35	1.533%	SOFR	Annually	Annually
Total	$450	1.483%
The interest rate swaps call for ITC Holdings to receive interest, either quarterly or annually, at a variable rate equal to LIBOR or SOFR and to pay interest, either semi-annually or annually, at various fixed rates effective for the 5-year period beginning November 15, 2022. The transactions include mandatory early termination provisions and will be terminated no later than the effective date of the interest rate swaps of November 15, 2022. The interest rate swaps have been determined to be highly effective at offsetting changes in the fair value of the forecasted interest cash flows associated with the debt issuance, resulting from changes in benchmark interest rates from the trade date of the interest rate swaps to the issuance date of the debt obligation.

The interest rate swaps qualify for cash flow hedge accounting treatment, whereby any gain or loss recognized from the trade date to the effective date is recorded net of tax in AOCI. This amount will be accumulated and amortized as a component of interest expense over the life of the forecasted debt. As of June 30, 2022, the fair value of the derivative instruments of $33 million was recorded in prepaid and other current assets in the condensed consolidated statements of financial position. The interest rate swaps do not contain credit-risk-related contingent features. Refer to Note 7 for additional fair value information. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.
Revolving Credit Agreements
At June 30, 2022, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITC Transmission	100	30	70		2.7%	0.10%
METC	100	3	97		2.7%	0.10%
ITC Midwest	225	188	37		2.7%	0.10%
ITC Great Plains	75	28	47		2.7%	0.10%
Total	$900	$249	$651
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $116 million as of June 30, 2022.
6.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the second quarter of 2022, we contributed $3 million to the retirement plan. We do not expect to make additional contributions to this plan in 2022.
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

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
Service cost	$2	$3	$4	$5
Interest cost	1	—	2	1
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of unrecognized loss	—	1	—	1
Net pension cost	$1	$2	$3	$4
The components of net pension cost other than the service cost component are included in Other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the second quarter of 2022, we contributed $3 million to the postretirement benefit plan. We expect to make additional contributions of $4 million to the postretirement benefit plan during the second half of 2022.
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
Service cost	$3	$3	$6	$5
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(2)	(3)	(3)
Amortization of unrecognized gain	(1)	—	(1)	—
Net postretirement cost	$2	$2	$4	$4
The components of net postretirement cost other than the service cost component are included in Other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $5 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between levels.

Our assets are measured at fair value subject to the three-tier hierarchy at June 30, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$46	$—	$—
Mutual funds — equity securities	11	—	—
Interest rate swap derivatives	—	33	—
Total	$57	$33	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$51	$—	$—
Mutual funds — equity securities	12	—	—
Interest rate swap derivatives	—	2	—
Total	$63	$2	$—
As of June 30, 2022 and December 31, 2021, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other operating income and expense.
As of June 30, 2022, the assets related to derivatives consist of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives is determined based on a DCF method using benchmark interest rates of LIBOR or SOFR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and six months ended June 30, 2022 and 2021.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,028 million and $6,995 million at June 30, 2022 and December 31, 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,405 million and $6,179 million at June 30, 2022 and December 31, 2021, respectively.
Revolving Credit Agreements
At June 30, 2022 and December 31, 2021, we had a consolidated total of $249 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
Balance at the beginning of period	$14	$(7)	$(2)	$(8)
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended June 30, 2021 and $1 for each of the six months ended June 30, 2022 and 2021) (a)	—	1	1	2
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $3 and $9 for the three and six months ended June 30, 2022, respectively)	7	—	22	—
Total other comprehensive income, net of tax	7	1	23	2
Balance at the end of period	$21	$(6)	$21	$(6)
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net loss relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2023 is expected to be approximately $2 million (net of tax of $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of June 30, 2022 was $58 million and $30 million, respectively. At June 30, 2022, the total unrecognized compensation cost related to the PBUs and SBUs was $22 million and $14 million, respectively.

10.    RELATED PARTY TRANSACTIONS
Intercompany Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had intercompany receivables from Fortis and such subsidiaries of $9 million and $2 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021 we had intercompany payables to Fortis and such subsidiaries of less than $1 million.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended June 30, 2022 and 2021 for ITC Holdings was $3 million and $2 million, respectively, and for each of the six months ended June 30, 2022 and 2021 was $7 million and $5 million, respectively. Related party charges for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $1 million for the six months ended June 30, 2022 and 2021, respectively.
Dividends
During the six months ended June 30, 2022 and 2021, we paid dividends of $128 million and $115 million, respectively, to ITC Investment Holdings. We also expect to pay dividends of $71 million to ITC Investment Holdings in July 2022.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. We record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the six months ended June 30, 2022 we paid $5 million to ITC Investment Holdings associated with our income tax position. During the six months ended June 30, 2021 we did not make or receive any tax-related payments with ITC Investment Holdings.
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
Financial Statement Impacts
As of December 31, 2021, we had recorded an aggregate current regulatory asset and liability of $1 million and less than $1 million, respectively, in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the six months ended June 30, 2022 and 2021, we received net settlement payments of less than $1 million and $9 million, respectively, owed from customers related to this matter. As of June 30, 2022, there are no remaining regulatory assets or liabilities recorded related to this matter.
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
As of June 30, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,		December 31,
(In millions of USD)	2022	2021	2021	2020
Cash and cash equivalents	$18	$3	$5	$4
Restricted cash included in:
Other non-current assets	2	5	2	2
Total cash, cash equivalents and restricted cash	$20	$8	$7	$6
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.
Supplementary Cash Flows Information

	Six months ended
	June 30,
(In millions of USD)	2022	2021
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$121	$117
Income taxes paid	5	—
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	124	108
Allowance for equity funds used during construction	17	14
Other	1	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2022 or 2021, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
Regulated Operating Subsidiaries	$376	$350	$750	$696
Intercompany eliminations	(9)	(8)	(18)	(18)
Total operating revenues	$367	$342	$732	$678

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
Regulated Operating Subsidiaries	$184	$173	$364	$344
ITC Holdings and other	(40)	(37)	(80)	(75)
Total income before income taxes	$144	$136	$284	$269

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(In millions of USD)	2022	2021	2022	2021
Regulated Operating Subsidiaries	$138	$128	$273	$254
ITC Holdings and other	111	102	217	202
Intercompany eliminations	(138)	(128)	(273)	(254)
Total net income	$111	$102	$217	$202

TOTAL ASSETS:	June 30,	December 31,
(In millions of USD)	2022	2021
Regulated Operating Subsidiaries	$11,721	$11,317
ITC Holdings and other	6,305	6,134
Reconciliations / intercompany eliminations (a)	(6,133)	(6,006)
Total assets	$11,893	$11,445
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

Significant recent matters that influenced our financial condition, results of operations and cash flows for the six months ended June 30, 2022 or that may affect future results include:
•Our capital expenditures of $479 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2022, as described below under “ — Capital Investment and Operating Results Trends;”
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
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of June 30, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
FERC NOPRs on Transmission Planning, Cost Allocation and Generator Interconnection
In response to the FERC’s July 2021 advance NOPR on transmission planning, cost allocation and generator interconnection, multiple NOPRs were issued by the FERC during the three months ended June 30, 2022. The FERC issued a NOPR on April 21, 2022 addressing regional transmission planning and cost allocation. The proposal requires transmission planning regions to conduct long-term, scenario-based transmission planning and adopt enhanced transparency measures; provide a formal role for states in developing the cost allocation for projects; and reinstate federal rights of first refusal under certain circumstances. The FERC also issued a NOPR on June 16, 2022 proposing reforms to its generator interconnection procedures and generator interconnection agreements to address interconnection queue backlogs, provide certainty and prevent undue discrimination for new technologies. We are currently assessing the impacts of the NOPRs to our business and determining our plan for responding to these NOPRs. Comments on the April 2022 NOPR and June 2022 NOPR are due in the third and fourth quarters of 2022, respectively.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleges that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked FERC to reduce ITC Midwest’s equity from 60% to 53%. Responsive pleadings have been filed by parties to the complaint proceeding, including ITC Midwest. As of

June 30, 2022, ITC Midwest has not recorded any liability related to the complaint. The timing and outcome of this proceeding remains uncertain.
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
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather, economic conditions and other significant factors, and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of weather, economic conditions and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
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
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022. This increase is expected to result in higher revenue from customers in the near term due to an overall increase in the rates at which we record depreciation expense. For the three and six months ended June 30, 2022, there was an increase in depreciation expense of approximately $8 million and $16 million, respectively, resulting from our MISO Regulated Operating Subsidiaries’ new depreciation rates.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) interconnect new renewable generation resources; (3) upgrade physical and technological grid security to protect critical infrastructure; and (4) expand access to electricity markets to reduce the overall cost of delivered energy to customers. Recent global supply chain disruptions have not had a material impact on our current or forecasted capital expenditures. However, we continue to evaluate and monitor the potential impacts of supply chain disruptions on our forecasted capital expenditures. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(In millions of USD)	June 30, 2022	2022 — 2026
Expenditures for property, plant and equipment (a)	$479	$4,004
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
During the six months ended June 30, 2022, MISO advanced its long-range transmission plan, announcing the first tranche of projects across the MISO Midwest subregion comprised of 18 transmission projects with total associated transmission costs estimated at approximately $10 billion. The first tranche of projects was approved by MISO’s board of directors in July 2022. Six of these projects run through our MISO Regulated Operating Subsidiaries’ service territories, including Michigan and Iowa, where right of first refusal provisions exist for incumbent transmission owners. Other projects within this portfolio may be subject to competitive bidding, depending on their location. Based on this preliminary information, we currently estimate transmission investments of approximately $1.4 billion to $1.8 billion through 2030 associated with these projects. Given our preliminary analysis around the transmission investment, its timing and uncertainties regarding the awarding of projects, we cannot state with certainty the impact of our estimated capital expenditure in connection with the long-range transmission plan on our forecasted capital expenditures through 2026 or beyond.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021 and incorporating any modifications included herein. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(In millions of USD)	2022	2021	(decrease)	(decrease)	2022	2021	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$387	$346	$41	12%	$714	$645	$69	11%
Formula Rate true-up	(20)	(4)	(16)	400%	18	33	(15)	(46)%
Total operating revenues	367	342	25	7%	732	678	54	8%
OPERATING EXPENSES
Operation and maintenance	27	30	(3)	(10)%	54	52	2	4%
General and administrative	26	29	(3)	(10)%	59	64	(5)	(8)%
Depreciation and amortization	74	57	17	30%	146	114	32	28%
Taxes other than income taxes	37	35	2	6%	73	70	3	4%
Other operating expenses (income), net	—	1	(1)	(100)%	—	1	(1)	(100)%
Total operating expenses	164	152	12	8%	332	301	31	10%
OPERATING INCOME	203	190	13	7%	400	377	23	6%
OTHER EXPENSES (INCOME)
Interest expense, net	66	63	3	5%	130	125	5	4%
Allowance for equity funds used during construction	(8)	(7)	(1)	14%	(17)	(14)	(3)	21%
Other expenses (income), net	1	(2)	3	(150)%	3	(3)	6	(200)%
Total other expenses (income)	59	54	5	9%	116	108	8	7%
INCOME BEFORE INCOME TAXES	144	136	8	6%	284	269	15	6%
INCOME TAX PROVISION	33	34	(1)	(3)%	67	67	—	—%
NET INCOME	$111	$102	$9	9%	$217	$202	$15	7%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended June 30, 2022 and 2021 which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2022		2021		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$252	69%	$232	68%	$20	9%
Regional cost sharing revenues (a)	94	26%	90	26%	4	4%
Point-to-point	5	1%	4	1%	1	25%
Scheduling, control and dispatch (a)	5	1%	6	2%	(1)	(17)%
Other	11	3%	10	3%	1	10%
Total	$367	100%	$342	100%	$25	7%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(20) million and $(4) million for the three months ended June 30, 2022 and 2021, respectively.
Operating revenues for the three months ended June 30, 2022 increased, compared to the same period in 2021, primarily due to higher recoverable depreciation expense due to revised depreciation rates, which became effective January 1, 2022, as well as a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.
The following table sets forth the components of and changes in operating revenues for the six months ended June 30, 2022 and 2021 which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2022		2021		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$507	70%	$462	68%	$45	10%
Regional cost sharing revenues (a)	189	26%	182	27%	7	4%
Point-to-point	10	1%	9	1%	1	11%
Scheduling, control and dispatch (a)	10	1%	11	2%	(1)	(9)%
Other	16	2%	14	2%	2	14%
Total	$732	100%	$678	100%	$54	8%
____________________________
(a)Includes a portion of the Formula Rate true-up of $18 million and $33 million for the six months ended June 30, 2022 and 2021, respectively.
Operating revenues for the six months ended June 30, 2022 increased, compared to the same period in 2021, primarily due to higher recoverable depreciation expense due to revised depreciation rates, which became effective January 1, 2022, as well as a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.
Operating Expenses
Depreciation and amortization expense
Depreciation and amortization expenses increased due to a combination of updated depreciation rates at our MISO Regulated Operating Subsidiaries, which became effective January 1, 2022, and a higher depreciable base resulting from property, plant and equipment in-service additions during the three and six months ended June 30, 2022 compared to the same periods in 2021.

Other Expenses (Income)
Other expenses (income), net
Other expenses for the six months ended June 30, 2022 increased, compared to the same period in 2021, primarily due to losses on certain investments associated with our supplemental benefit plans.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of June 30, 2022, we had consolidated indebtedness under our revolving credit agreements of $249 million, with unused capacity under our revolving credit agreements of $651 million. Additionally, ITC Holdings had $284 million of commercial paper issued and outstanding, net of discount, as of June 30, 2022, with the ability to issue an additional $116 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2022, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $349 million and $326 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash received from operating revenues of $53 million compared to the same period in 2021. This increase was partially offset by lower net receipts related to the MISO ROE Complaints of $9 million, including interest, received from customers, an increase in payments pursuant to our long-term incentive plans of $10 million and increases in income taxes and interest paid during the six months ended June 30, 2022 compared to the same period in 2021.
Cash Flows From Investing Activities
Net cash used in investing activities was $476 million and $433 million for the six months ended June 30, 2022 and 2021, respectively, with the increase primarily due to an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $140 million and $109 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due to an increase in issuances of long term debt of $225 million. This increase was partially offset by an increase in net payments under our revolving credit agreements of $169 million, a decrease in net issuances of commercial paper of $15 million and an increase in dividend payments of $13 million during the six months ended June 30, 2022 compared to the same period in 2021.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2021 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,028 million and $6,995 million at June 30, 2022 and December 31, 2021, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,405 million and $6,179 million at June 30, 2022 and December 31, 2021, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2022 and December 31, 2021 would decrease the fair value of debt by $252 million and $217 million, respectively, and a decrease in interest rates of 10% at June 30, 2022 and December 31, 2021 would increase the fair value of debt by $275 million and $231 million, respectively.
Revolving Credit Agreements
At June 30, 2022 and December 31, 2021, we had a consolidated total of $249 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2022 and December 31, 2021 would increase or decrease interest expense by $1 million and less than $1 million, respectively.
Commercial Paper
At June 30, 2022 and December 31, 2021, ITC Holdings had $284 million and $155 million, respectively, of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease interest expense by less than $1 million.
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
As of June 30, 2022, we held 5-year interest rate swap contracts with a notional amount of $450 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 2.70% Senior Notes, due November 15, 2022. See Note 5 to the condensed consolidated interim financial statements for further discussion on the interest rate swaps. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.
Other
As described in our Form 10-K for the year ended December 31, 2021, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2022.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated interim financial statements for a description of the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries. See Note 4 to the condensed consolidated interim financial statements for a description of the capital structure complaint filed against ITC Midwest.
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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (incorporated by reference to Exhibit 4.55 of ITC Holdings Corp.’s 8-K filed on August 3, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 27, 2022

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)