Form 10-Q
period 2022-09-30
ITC Holdings Corp.
filed 2022-10-28
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of October 27, 2022.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2022

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(In millions of USD, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$3	$5
Accounts receivable	160	128
Inventory	52	45
Regulatory assets	14	21
Prepaid and other current assets	19	18
Total current assets	248	217
Property, plant and equipment (net of accumulated depreciation and amortization of $2,348 and $2,199, respectively)	10,471	9,961
Other assets
Goodwill	950	950
Intangible assets (net of accumulated amortization of $51 and $49, respectively)	24	26
Regulatory assets	175	190
Other assets	91	101
Total other assets	1,240	1,267
TOTAL ASSETS	$11,959	$11,445
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$106	$127
Accrued compensation	51	72
Accrued interest	68	56
Accrued taxes	36	64
Regulatory liabilities	20	14
Refundable deposits and advances for construction	60	44
Debt maturing within one year	384	654
Other current liabilities	14	16
Total current liabilities	739	1,047
Accrued pension and postretirement liabilities	51	52
Deferred income taxes	1,267	1,161
Regulatory liabilities	681	619
Refundable deposits	4	28
Other liabilities	41	55
Long-term debt	6,544	6,009
Commitments and contingent liabilities (Notes 4 and 12)
TOTAL LIABILITIES	9,327	8,971
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2022 and December 31, 2021	892	892
Retained earnings	1,713	1,584
Accumulated other comprehensive income (loss)	27	(2)
Total stockholder’s equity	2,632	2,474
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,959	$11,445
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
OPERATING REVENUES
Transmission and other services	$435	$397	$1,149	$1,042
Formula Rate true-up	(69)	(57)	(51)	(24)
Total operating revenues	366	340	1,098	1,018
OPERATING EXPENSES
Operation and maintenance	29	30	83	82
General and administrative	18	30	77	94
Depreciation and amortization	74	58	220	172
Taxes other than income taxes	31	30	104	100
Other operating expenses (income), net	—	(1)	—	—
Total operating expenses	152	147	484	448
OPERATING INCOME	214	193	614	570
OTHER EXPENSES (INCOME)
Interest expense, net	68	62	198	187
Allowance for equity funds used during construction	(10)	(8)	(27)	(22)
Other expenses (income), net	1	(1)	4	(4)
Total other expenses (income)	59	53	175	161
INCOME BEFORE INCOME TAXES	155	140	439	409
INCOME TAX PROVISION	44	35	111	102
NET INCOME	111	105	328	307
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 9)	6	2	29	4
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	6	2	29	4
TOTAL COMPREHENSIVE INCOME	$117	$107	$357	$311
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	100	—	100
Dividends to ITC Investment Holdings Inc.	—	(58)	—	(58)
Other comprehensive income, net of tax (Note 9)	—	—	1	1
BALANCE, MARCH 31, 2021	892	1,452	(7)	2,337
Net income	—	102	—	102
Dividends to ITC Investment Holdings Inc.	—	(57)	—	(57)
Other comprehensive income, net of tax (Note 9)	—	—	1	1
BALANCE, JUNE 30, 2021	892	1,497	(6)	2,383
Net income	—	105	—	105
Dividends to ITC Investment Holdings Inc.	—	(59)	—	(59)
Other comprehensive income, net of tax (Note 9)	—	—	2	2
BALANCE, SEPTEMBER 30, 2021	$892	$1,543	$(4)	$2,431

BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	106	—	106
Dividends to ITC Investment Holdings Inc.	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 9)	—	—	16	16
BALANCE, MARCH 31, 2022	892	1,626	14	2,532
Net income	—	111	—	111
Dividends to ITC Investment Holdings Inc.	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 9)	—	—	7	7
BALANCE, JUNE 30, 2022	892	1,673	21	2,586
Net income	—	111	—	111
Dividends to ITC Investment Holdings Inc.	—	(71)	—	(71)
Other comprehensive income, net of tax (Note 9)	—	—	6	6
BALANCE, SEPTEMBER 30, 2022	$892	$1,713	$27	$2,632
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(In millions of USD)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$328	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	220	172
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	58	56
Deferred income tax expense	103	102
Allowance for equity funds used during construction	(27)	(22)
Share-based compensation	7	21
Other	56	3
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(29)	(24)
Accounts payable	6	19
Accrued compensation	(19)	(7)
Accrued interest	11	13
Accrued taxes	(29)	(26)
Net refund settlements and adjustments related to return on equity complaints	—	(6)
Other current and non-current assets and liabilities, net	(28)	(16)
Net cash provided by operating activities	657	592
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(719)	(626)
Contributions in aid of construction	3	4
Other	3	—
Net cash used in investing activities	(713)	(622)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	825	75
Borrowings under revolving credit agreements	783	852
Net (repayment) issuance of commercial paper	(21)	113
Repayment of long-term debt	(500)	—
Repayments of revolving credit agreements	(819)	(811)
Dividends to ITC Investment Holdings Inc.	(199)	(174)
Refundable deposits from generators for transmission network upgrades	—	14
Repayment of refundable deposits from generators for transmission network upgrades	(8)	(38)
Other	(7)	(1)
Net cash provided by financing activities	54	30
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5	$6
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended September 30, 2022 and 2021 were $3 million and $2 million, respectively. Total other services revenue for each of the nine months ended September 30, 2022 and 2021 were $5 million.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(In millions of USD)	2022	2021
Trade accounts receivable	$2	$3
Unbilled accounts receivable	135	116
Other (a)	23	9
Total accounts receivable	$160	$128
____________________________
(a)Includes amounts due from affiliates, see “Related Party Receivables and Payables” in Note 11 for additional information.
4.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 12 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and “ROE and Incentive Adders for Transmission Rates” and “Capital Structure Complaint” discussed herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2022:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2021	$(2)
Net collection of 2020 revenue deferrals and accruals, including accrued interest	(6)
Net revenue deferral, including accrued interest	(51)
Net accrued interest payable	(1)
Net regulatory liabilities as of September 30, 2022	$(60)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(In millions of USD)	2022	2021
Current regulatory assets	$14	$20
Non-current regulatory assets	12	10
Current regulatory liabilities	(20)	(13)
Non-current regulatory liabilities	(66)	(19)
Net regulatory liabilities	$(60)	$(2)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. As of September 30, 2022, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For the three and nine months ended September 30, 2022 and 2021, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 12 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three and nine months ended September 30, 2022 and 2021, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleges that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked FERC to reduce ITC Midwest’s equity from 60% to 53%. Responsive pleadings have been filed by parties to the complaint proceeding, including ITC Midwest. As of September 30, 2022, ITC Midwest has not recorded any liability related to the complaint. The timing and outcome of this proceeding remains uncertain.

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
5.    DEBT
ITC Holdings
Senior Unsecured Notes
On September 22, 2022, ITC Holdings completed the private offering of $600 million aggregate principal amount of unsecured 4.95% Senior Notes, due September 22, 2027. The Senior Notes are redeemable prior to August 22, 2027, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. The net proceeds from this offering, after discount and costs related to the issuance, were used to repay the $500 million aggregate principal amount of ITC Holdings 2.70% Senior Notes due November 15, 2022 and to repay $89 million under ITC Holdings’ commercial paper program, with remaining proceeds to be used for general corporate purposes. The Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013, as supplemented from time to time, including by the Sixth Supplemental Indenture, dated as of September 22, 2022.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. Borrowings under ITC Holdings’ $400 million revolving credit facility may be used to repay the notes under the commercial paper program, if necessary. As of September 30, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 3.34% and weighted-average remaining days to maturity of 20 days. The amount outstanding as of September 30, 2022 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2021 ITC Holdings had $155 million of commercial paper issued and outstanding.
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

ITC Midwest
First Mortgage Bonds
On October 12, 2022, ITC Midwest issued an aggregate of $75 million of 3.87% First Mortgage Bonds Series K, due October 12, 2027 and an aggregate of $75 million of 4.53% First Mortgage Bonds Series L, due October 12, 2052. The proceeds are expected to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. ITC Midwest’s First Mortgage Bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
In September 2022, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the ITC Holdings 4.95% Senior Notes, due September 22, 2027. A summary of the terminated interest rate swaps is provided below:

Interest Rate Swaps (in millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Notes	Benchmark Rate	Gain on Derivatives	Settlement Date
5-year interest rate swaps	$375	1.471%	3.441%	LIBOR	$33	September 2022
5-year interest rate swaps	75	1.540%	3.162%	SOFR	6	September 2022
Total	$450				$39
The interest rate swaps qualified for cash flow hedge accounting treatment, and the cumulative pre-tax gain of $39 million was recognized through September 2022 and recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the term of the related debt. The swap settlement payment was recognized within cash flows from operating activities in the condensed consolidated statements of cash flows. At September 30, 2022, ITC Holdings did not have any interest rate swaps outstanding. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.
Revolving Credit Agreements
At September 30, 2022, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	(d)	—%	0.175%
ITC Transmission	100	51	49		4.13%	0.10%
METC	100	16	84		4.13%	0.10%
ITC Midwest	225	202	23		4.13%	0.10%
ITC Great Plains	75	24	51		4.13%	0.10%
Total	$900	$293	$607
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $266 million as of September 30, 2022.

6.    INCOME TAXES
On March 1, 2022, the governor of Iowa signed an act into law that contains provisions to reduce Iowa’s corporate tax rates if a certain threshold of the state’s annual net corporate income tax receipts is met. Adjustments to reduce the corporate income tax rate are calculated annually after the end of each fiscal year and may continue until the rate is 5.5%.
For the state’s fiscal year ended June 30, 2022, net corporate income tax receipts exceeded the prescribed threshold. On September 27, 2022, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 9.8% to 8.4%, effective January 1, 2023. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $7 million was recorded during the three months ended September 30, 2022. In addition, a regulatory liability of $22 million was established as of September 30, 2022 to offset deferred taxes associated with rate base at ITC Midwest.
7.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may contribute additional amounts as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or as we deem appropriate. During the nine months ended September 30, 2022, we contributed $3 million to the retirement plan. We do not expect to make additional contributions to this plan in 2022.
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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
Service cost	$2	$2	$6	$7
Interest cost	1	1	3	2
Expected return on plan assets	(2)	(1)	(5)	(4)
Amortization of unrecognized loss	1	—	1	1
Net pension cost	$2	$2	$5	$6
The components of net pension cost other than the service cost component are included in Other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees. During the nine months ended September 30, 2022, we contributed $5 million to the postretirement benefit plan. We expect to make additional contributions of $2 million to the postretirement benefit plan during the fourth quarter of 2022.

Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
Service cost	$2	$3	$8	$8
Interest cost	1	—	3	2
Expected return on plan assets	(2)	(1)	(5)	(4)
Amortization of unrecognized gain	—	—	(1)	—
Net postretirement cost	$1	$2	$5	$6
The components of net postretirement cost other than the service cost component are included in Other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended September 30, 2022 and 2021, and $6 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between levels.
Our assets are measured at fair value subject to the three-tier hierarchy at September 30, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	11	—	—
Total	$55	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2021, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$51	$—	$—
Mutual funds — equity securities	12	—	—
Interest rate swap derivatives	—	2	—
Total	$63	$2	$—

As of September 30, 2022 and December 31, 2021, we held certain assets that are required to be measured at fair value on a recurring basis. The assets included in the table consist of investments recorded within other long-term assets, including investments held in a trust associated with our supplemental benefit plans as described in Note 7 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other income and expense.
As of December 31, 2021, the assets related to derivatives consisted of interest rate swaps as discussed in Note 5. The fair value of our interest rate swap derivatives is determined based on a DCF method using benchmark interest rates of LIBOR or SOFR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2022 and 2021.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $5,648 million and $6,995 million at September 30, 2022 and December 31, 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,501 million and $6,179 million at September 30, 2022 and December 31, 2021, respectively.
Revolving Credit Agreements
At September 30, 2022 and December 31, 2021, we had a consolidated total of $293 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
Balance at the beginning of period	$21	$(6)	$(2)	$(8)
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for each of the three months ended September 30, 2022 and 2021 and $1 for each of the nine months ended September 30, 2022 and 2021) (a)	2	1	3	3
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $2 and less than $1 for the three months ended September 30, 2022 and 2021, respectively, and $11 and less than $1 for the nine months ended September 30, 2022 and 2021, respectively)	4	1	26	1
Total other comprehensive income, net of tax	6	2	29	4
Balance at the end of period	$27	$(4)	$27	$(4)
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2023 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in Interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
10.    SHARE-BASED COMPENSATION
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
The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2022 was $47 million and $26 million, respectively. At September 30, 2022, the total unrecognized compensation cost related to the PBUs and SBUs was $15 million and $10 million, respectively.
11.    RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had receivables from Fortis and such subsidiaries of $10 million and $2 million at September 30,

2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021 we had payables to Fortis and such subsidiaries of less than $1 million.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended September 30, 2022 and 2021 for ITC Holdings was $3 million, and for the nine months ended September 30, 2022 and 2021 was $10 million and $8 million, respectively. Related party charges for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million and less than $1 million for the three months ended September 30, 2022 and 2021, respectively, and $5 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.
Dividends
During the nine months ended September 30, 2022 and 2021, we paid dividends of $199 million and $174 million, respectively, to ITC Investment Holdings. We also paid dividends of $75 million to ITC Investment Holdings in October 2022.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. We record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the nine months ended September 30, 2022 we paid $8 million to ITC Investment Holdings associated with our income tax position. During the nine months ended September 30, 2021 we did not make or receive any tax-related payments with ITC Investment Holdings.
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
August 2022 D.C. Circuit Court Decision
On August 9, 2022, in response to appeals of the FERC's orders on the MISO ROE Complaints, the D.C. Circuit Court issued an opinion that rejected the FERC’s use of a risk premium model in the methodology used to determine the revised base ROE for MISO TOs. The D.C. Circuit Court decision vacated the FERC’s orders on the MISO ROE Complaints, dismissed the remaining outstanding appeals of these orders and remanded the matter to the FERC for further proceedings.
Financial Statement Impacts
As of December 31, 2021, we had recorded an aggregate current regulatory asset and liability of $1 million and less than $1 million, respectively, in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the nine months ended September 30, 2022 and 2021, we received net settlement payments of less than $1 million and $6 million, respectively, owed from customers related to this matter. As of September 30, 2022, there are no remaining regulatory assets or liabilities recorded related to this matter.
It is possible that the base ROE established in the May 2020 Order may be revised and that we could be required to provide additional material refunds upon resolution of the proceedings. We are determining next steps in response to the August 2022 D.C. Circuit Court decision and awaiting action by the FERC in these proceedings to provide further insight into possible changes to our base ROE and the periods for which a revised ROE applies. We cannot predict whether these proceedings will have a material impact, or estimate the possible impact, on our financial condition, results of operations or cash flows.
See Note 4 for a summary of our base ROE and incentive adders for transmission rates. As of September 30, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
(In millions of USD)	2022	2021	2021	2020
Cash and cash equivalents	$3	$3	$5	$4
Restricted cash included in:
Other non-current assets	2	3	2	2
Total cash, cash equivalents and restricted cash	$5	$6	$7	$6
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.
Supplementary Cash Flows Information

	Nine months ended
	September 30,
(In millions of USD)	2022	2021
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$178	$165
Income taxes paid	8	—
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	109	108
Allowance for equity funds used during construction	27	22
Other	1	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2022 or 2021, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
14.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Nine months ended
OPERATING REVENUES:	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
Regulated Operating Subsidiaries	$376	$349	$1,126	$1,045
Intercompany eliminations	(10)	(9)	(28)	(27)
Total operating revenues	$366	$340	$1,098	$1,018

	Three months ended		Nine months ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
Regulated Operating Subsidiaries	$185	$178	$549	$522
ITC Holdings and other	(30)	(38)	(110)	(113)
Total income before income taxes	$155	$140	$439	$409

	Three months ended		Nine months ended
NET INCOME:	September 30,		September 30,
(In millions of USD)	2022	2021	2022	2021
Regulated Operating Subsidiaries	$142	$131	$415	$385
ITC Holdings and other	111	105	328	307
Intercompany eliminations	(142)	(131)	(415)	(385)
Total net income	$111	$105	$328	$307

TOTAL ASSETS:	September 30,	December 31,
(In millions of USD)	2022	2021
Regulated Operating Subsidiaries	$11,838	$11,317
ITC Holdings and other	6,299	6,134
Reconciliations / intercompany eliminations (a)	(6,178)	(6,006)
Total assets	$11,959	$11,445
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

Significant recent matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2022 or that may affect future results include:
•Our capital expenditures of $719 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2022, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings and repayments, and interest rate swaps, as described in Note 5 to the condensed consolidated interim financial statements;
•The FERC orders and D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 12 to the condensed consolidated interim financial statements; and
•Issuance of a NOPR by the FERC on March 20, 2020 and issuance of a supplemental NOPR on April 15, 2021, that include a proposal to update the transmission incentives policy, as described below under “ — Recent Developments.”
These items are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
August 2022 D.C. Circuit Court Decision
On August 9, 2022, in response to appeals of the FERC's orders on the MISO ROE Complaints, the D.C. Circuit Court issued an opinion that rejected the FERC’s use of a risk premium model in the methodology used to determine the revised base ROE for MISO TOs. The D.C. Circuit Court decision vacated the FERC’s orders on the MISO ROE Complaints, dismissed the remaining outstanding appeals of these orders and remanded the matter to the FERC for further proceedings. We cannot predict whether these proceedings will have a material impact, or estimate the possible impact, on our financial condition, results of operations or cash flows. See Note 12 to the condensed consolidated interim financial statements for additional information on the MISO ROE Complaints.
Inflation Reduction Act of 2022
In August 2022, the President of the United States of America signed into law the Inflation Reduction Act of 2022, which enacted a number of changes to federal tax law. These changes include the introduction of a new 15% corporate minimum tax on applicable corporations, including ITC Holdings, effective for tax years beginning after December 31, 2022. Enactment of the new law has not impacted our financial condition, results of operations or cash flows for the period ended September 30, 2022, and at this time we do not expect a material impact on our future results due to the implementation of the corporate minimum tax or any other aspect of the act.
Iowa State Tax Rate Change
On March 1, 2022, the governor of Iowa signed an act into law that contains provisions to reduce Iowa’s corporate tax rates if a certain threshold of the state’s annual net corporate income tax receipts is met. Adjustments to reduce the corporate income tax rate are calculated annually after the end of each fiscal year and may continue until the rate is 5.5%.
For the state’s fiscal year ended June 30, 2022, net corporate income tax receipts exceeded the prescribed threshold. On September 27, 2022, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 9.8% to 8.4%, effective January 1, 2023. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $7 million was recorded during the three months ended September 30, 2022. In addition, a regulatory liability of $22 million was established as of September 30, 2022 to offset deferred taxes associated with rate base at ITC Midwest.
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
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of September 30, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
FERC NOPRs on Transmission Planning, Cost Allocation and Generator Interconnection
In response to the FERC’s July 2021 advance NOPR on transmission planning, cost allocation and generator interconnection, multiple NOPRs were issued by the FERC during the three months ended June 30, 2022. The FERC issued a NOPR on April 21, 2022 addressing regional transmission planning and cost allocation. The proposal requires transmission planning regions to conduct long-term, scenario-based transmission planning and adopt enhanced transparency measures; provide a formal role for states in developing the cost allocation for projects; and reinstate federal rights of first refusal under certain circumstances. The FERC also issued a NOPR on June 16, 2022 proposing reforms to its generator interconnection procedures and generator interconnection agreements to address interconnection queue backlogs, provide certainty and prevent undue discrimination for new technologies. The time frame for submission of comments and reply comments on the April 2022 NOPR was completed in the third quarter of 2022 and we are awaiting further action from the FERC as we assess the impact of this NOPR to our business. Comments on the June 2022 NOPR are due in the fourth quarter of 2022.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleges that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked FERC to reduce ITC Midwest’s equity from 60% to 53%. Responsive pleadings have been filed by parties to the complaint proceeding, including ITC Midwest. As of September 30, 2022, ITC Midwest has not recorded any liability related to the complaint. The timing and outcome of this proceeding remains uncertain.
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
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 4 to the condensed consolidated interim financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 12 to the condensed consolidated interim financial statements for detail on ROE matters.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. See Note 4 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022. This increase is expected to result in higher revenue from customers in the near term due to an overall increase in the rates at which we record depreciation expense. For the three and nine months ended September 30, 2022, there was an increase in depreciation expense of approximately $8 million and $24 million, respectively, resulting from our MISO Regulated Operating Subsidiaries’ new depreciation rates.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) interconnect new renewable generation resources; (3) upgrade physical and technological grid security to protect critical infrastructure; and (4) expand access to electricity markets to reduce the overall cost of delivered energy to customers. While we have been impacted by recent increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. However, we continue to evaluate and monitor the potential impacts of these macroeconomic trends on our forecasted capital expenditures. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(In millions of USD)	September 30, 2022	2023 — 2027
Expenditures for property, plant and equipment (a)	$719	$4,475
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
During the nine months ended September 30, 2022, MISO advanced its long-range transmission plan, announcing the first tranche of projects across the MISO Midwest subregion comprised of 18 transmission projects with total associated transmission costs estimated at approximately $10 billion. The first tranche of projects was approved by MISO’s board of directors in July 2022. Six of these projects run through our MISO Regulated Operating Subsidiaries’ service territories, including Michigan and Iowa, where right of first refusal provisions exist for incumbent transmission owners. Other projects within this portfolio may be subject to competitive bidding, depending on their location. Based on this preliminary information, we currently estimate transmission investments of approximately $1.4 billion to $1.8 billion through 2030 associated with these projects, with approximately $700 million associated with these projects in the 2023 – 2027 capital plan.
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

RESULTS OF OPERATIONS
Results of Operations and Variances

	Three months ended			Percentage	Nine months ended			Percentage
	September 30,		Increase	increase	September 30,		Increase	increase
(In millions of USD)	2022	2021	(decrease)	(decrease)	2022	2021	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$435	$397	$38	10%	$1,149	$1,042	$107	10%
Formula Rate true-up	(69)	(57)	(12)	21%	(51)	(24)	(27)	113%
Total operating revenues	366	340	26	8%	1,098	1,018	80	8%
OPERATING EXPENSES
Operation and maintenance	29	30	(1)	(3)%	83	82	1	1%
General and administrative	18	30	(12)	(40)%	77	94	(17)	(18)%
Depreciation and amortization	74	58	16	28%	220	172	48	28%
Taxes other than income taxes	31	30	1	3%	104	100	4	4%
Other operating expenses (income), net	—	(1)	1	(100)%	—	—	—	n/a
Total operating expenses	152	147	5	3%	484	448	36	8%
OPERATING INCOME	214	193	21	11%	614	570	44	8%
OTHER EXPENSES (INCOME)
Interest expense, net	68	62	6	10%	198	187	11	6%
Allowance for equity funds used during construction	(10)	(8)	(2)	25%	(27)	(22)	(5)	23%
Other expenses (income), net	1	(1)	2	(200)%	4	(4)	8	(200)%
Total other expenses (income)	59	53	6	11%	175	161	14	9%
INCOME BEFORE INCOME TAXES	155	140	15	11%	439	409	30	7%
INCOME TAX PROVISION	44	35	9	26%	111	102	9	9%
NET INCOME	$111	$105	$6	6%	$328	$307	$21	7%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2022 and 2021 which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2022		2021		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$255	70%	$236	69%	$19	8%
Regional cost sharing revenues (a)	93	25%	90	27%	3	3%
Point-to-point	6	2%	4	1%	2	50%
Scheduling, control and dispatch (a)	4	1%	4	1%	—	—%
Other	8	2%	6	2%	2	33%
Total	$366	100%	$340	100%	$26	8%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(69) million and $(57) million for the three months ended September 30, 2022 and 2021, respectively.
Operating revenues for the three months ended September 30, 2022 increased, compared to the same period in 2021, primarily due to higher recoverable depreciation expense due to revised depreciation rates, which became effective January 1, 2022, as well as a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.

The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2022 and 2021 which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2022		2021		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$762	70%	$699	69%	$63	9%
Regional cost sharing revenues (a)	282	26%	271	27%	11	4%
Point-to-point	16	1%	13	1%	3	23%
Scheduling, control and dispatch (a)	14	1%	15	1%	(1)	(7)%
Other	24	2%	20	2%	4	20%
Total	$1,098	100%	$1,018	100%	$80	8%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(51) million and $(24) million for the nine months ended September 30, 2022 and 2021, respectively.
Operating revenues for the nine months ended September 30, 2022 increased, compared to the same period in 2021, primarily due to higher recoverable depreciation expense due to revised depreciation rates, which became effective January 1, 2022, as well as a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.
Operating Expenses
General and administrative expense
General and administrative expenses for both the three and nine months ended September 30, 2022 decreased when compared to the same periods in 2021, primarily due to lower compensation-related expenses as of a result of a decrease in share-based compensation expense.
Depreciation and amortization expense
Depreciation and amortization expenses increased due to a combination of updated depreciation rates at our MISO Regulated Operating Subsidiaries, which became effective January 1, 2022, and a higher depreciable base resulting from property, plant and equipment in-service additions during the three and nine months ended September 30, 2022 compared to the same periods in 2021.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased as compared to the same periods in 2021 due primarily to long-term debt issuances that occurred in the three and nine months ended September 30, 2022, as well as rising interest rates on commercial paper and our revolving credit agreements. See Note 5 to the condensed consolidated interim financial statements for further discussion.
Allowance for equity funds used during construction
AFUDC equity increased due primarily to higher balances of construction work in progress eligible for AFUDC equity during the three and nine months ended September 30, 2022 as compared to the same periods of 2021.
Other expenses (income), net
Other expenses for the three and nine months ended September 30, 2022 increased, compared to the same periods in 2021, primarily due to losses on certain investments associated with our supplemental benefit plans.
Income Tax Provision
The income tax provision for the three and nine months ended September 30, 2022 increased as compared to the same periods in 2021 primarily due to the remeasurement of state deferred tax and net operating loss balances related to the reduction of the Iowa corporate income tax rate from 9.8% to 8.4% in September. For additional details, see Note 6 to the condensed consolidated interim financial statements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of September 30, 2022, we had consolidated indebtedness under our revolving credit agreements of $293 million, with unused capacity under our revolving credit agreements of $607 million. Additionally, ITC Holdings had $134 million of commercial paper issued and outstanding, net of discount, as of September 30, 2022, with the ability to issue an additional $266 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.
To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. While rising interest rates have resulted in higher coupon rates on recent long-term debt issuances and higher weighted average interest rates on commercial paper and borrowings under our revolving credit agreements, the increase in interest rates has not had a material impact on interest expense for the three and nine months ended September 30, 2022. There remains uncertainty surrounding expectations of future interest rate fluctuations.
We have exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. Certain tenors of LIBOR began being phased out beginning in late 2021, with full discontinuation planned for mid-2023. We believe the rate selected as the preferred alternative to LIBOR will be an acceptable replacement rate when LIBOR is fully discontinued and such replacement will not have a material impact on our future liquidity and capital resources.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2022, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $657 million and $592 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash received from operating revenues of $77 million and an increase in settlement of interest rate swaps of $39 million compared to the same period in 2021. This increase was partially offset by lower net receipts related to the MISO ROE Complaints of $6 million, including interest, received from customers, an increase in payments pursuant to our long-term incentive plans of $10 million, an increase in property tax payments of $8 million and increases in income taxes and interest paid during the nine months ended September 30, 2022 compared to the same period in 2021.
Cash Flows From Investing Activities
Net cash used in investing activities was $713 million and $622 million for the nine months ended September 30, 2022 and 2021, respectively, with the increase primarily due to an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $54 million and $30 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due to an increase in issuances of long term debt of $750 million and a decrease in net repayments of refundable deposits for transmission network upgrades of $16 million during the nine months ended September 30, 2022 compared to the same period in 2021. This increase was partially offset by an increase in net repayments under our revolving credit agreements of $77 million, repayment of long-term debt of $500 million, an increase in net repayments of commercial paper of $134 million and an increase in dividend payments of $25 million during the nine months ended September 30, 2022 compared to the same period in 2021.
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

The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2021 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $5,648 million and $6,995 million at September 30, 2022 and December 31, 2021, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,501 million and $6,179 million at September 30, 2022 and December 31, 2021, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2022 and December 31, 2021 would decrease the fair value of debt by $269 million and $217 million, respectively, and a decrease in interest rates of 10% at September 30, 2022 and December 31, 2021 would increase the fair value of debt by $296 million and $231 million, respectively.
Revolving Credit Agreements
At September 30, 2022 and December 31, 2021, we had a consolidated total of $293 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2022 and December 31, 2021 would increase or decrease annual interest expense by $1 million and less than $1 million, respectively.
Commercial Paper
At September 30, 2022 and December 31, 2021, ITC Holdings had $134 million and $155 million, respectively, of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper would increase or decrease annual interest expense by less than $1 million.
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
In September 2022, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the ITC Holdings 4.95% Senior Notes, due September 22, 2027 as described in Note 5 to the condensed consolidated interim financial statements. At September 30, 2022, ITC Holdings did not have any interest rate swaps outstanding. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.
Other
As described in our Form 10-K for the year ended December 31, 2021, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2022.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 to the condensed consolidated interim financial statements for a description of the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries. See Note 4 to the condensed consolidated interim financial statements for a description of the capital structure complaint filed against ITC Midwest.
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

4.56
Sixth Supplemental Indenture, dated as of September 22, 2022, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 4.950% Notes due 2027) (filed with the Company's Form 8-K on September 22, 2022)

4.57
Twelfth Supplemental Indenture, dated as of August 2, 2022, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (filed with the Company's Form 8-K on October 12, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 27, 2022

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)