Form 10-K
period 2022-12-31
ITC Holdings Corp.
filed 2023-02-10
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                              ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2022 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of the registrant’s common stock, no par value, outstanding as of February 9, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2022

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
•“Regulated Operating Subsidiaries” are references primarily to ITCTransmission, METC, ITC Midwest, and ITC Great Plains together; and
•“Company”, “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
Other definitions
•“2017 Omnibus Plan” are references to the Company’s February 27, 2017 long-term equity incentive plan as amended July 10, 2017 and February 4, 2020;
•“ACPB” are references to the annual corporate performance bonus;
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
•“Executive Omnibus Plan” are references to the Company’s February 4, 2020 long-term equity incentive plan, as amended November 11, 2021 and January 31, 2023 (effective as of January 1, 2023);
•“FASB” are references to the Financial Accounting Standards Board;
•“FERC” are references to the Federal Energy Regulatory Commission;
•“Formula Rate” are references to a FERC-approved formula template used to calculate an annual revenue requirement;
•“Fortis” are references to Fortis Inc.;
•“FortisUS” are references to FortisUS Inc., an indirect subsidiary of Fortis;
•“Fortis Inc. 2020 Restricted Share Unit Plan” are references to the Company’s January 1, 2020 long-term equity incentive plan, as amended January 1, 2022;
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

•“S&P” are references to S&P Global Ratings;
•“Sunflower” are references to Sunflower Electric Company LLC;
•“Sunflower Agreement” are references to an Amended and Restated Maintenance Agreement entered into by Sunflower and ITC Great Plains dated as of August 24, 2010, and most recently amended effective as of March 6, 2017;
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
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. In addition, we have electric transmission system assets under construction in Wisconsin.
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
We expect to invest approximately $4.5 billion from 2023 through 2027 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) interconnect new renewable generation resources; (3) upgrade physical and technological grid security to protect critical infrastructure; and (4) expand access to electricity markets to reduce the overall cost of delivered energy to customers.
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
•safety, protection and preparedness;
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
Capital Projects — The Capital Projects team is responsible for project and construction management for capital projects and associated forecasting, which includes the construction of new transmission infrastructure as well as asset renewal projects.
Asset Management — The Asset Management team performs the following activities:
•manages our vegetation management program;
•provides engineering technical support to the field;
•specifies, maintains and troubleshoots substation and transmission line assets as well as the protection and control systems that are used to protect and monitor our transmission infrastructure; and
•develops and tracks preventative maintenance to promote safe and reliable systems adhering to mandatory requirements of the NERC and the FERC.
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

Safety, Protection and Preparedness
The Safety, Protection and Preparedness group is responsible for safety, human performance, physical security, and emergency preparedness and response. Given the inherent hazardous nature of the utilities industry, we proactively work to ensure that all personnel are free to perform in a safe and secure environment. Our focus is to not compromise the safety of our employees, contractors or the public in the course of providing the most reliable electricity transmission services. We maintain a safety program that includes proactive measures rooted in human performance principles to achieve that focus. Our emergency response plans ensure that we are prepared for a crisis and can maintain continuity of our business and service. We operate a security command center from our headquarters facility in Michigan that monitors our most critical assets on a continuous basis. The security operations center also gathers intelligence and works with our government and industry partners to monitor and prevent threats to our assets.
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

ITC Great Plains
Amended and Restated Maintenance Agreement. Sunflower and ITC Great Plains have entered into the Sunflower Agreement pursuant to which Sunflower has agreed to perform various field operations and maintenance services related to certain ITC Great Plains assets.
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
ITC Midwest
Iowa
The Iowa Utilities Board has the power of supervision over the construction, operation and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa law further provides that any entity granted a franchise by the Iowa Utilities Board is vested with the power of condemnation in Iowa to the extent the Iowa Utilities Board approves and deems necessary for public use. A city has the power, pursuant to Iowa law, to grant a franchise to erect, maintain and operate transmission facilities within the city limits, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.
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
ITC Great Plains is subject to the regulatory oversight of Oklahoma Department of Environmental Quality for compliance with environmental standards and regulations relating to construction and decommissioning of certain proposed transmission facilities.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 21.0%, 24.0% and 25.4%, respectively, of our consolidated billed revenues for the year ended December 31, 2022. These customers, together and individually, consistently represent a significant percentage of our operating revenue. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2020 revenue accruals and deferrals and exclude any amounts for the 2022 revenue accruals and deferrals that were included in our 2022 operating revenues but will not be billed to our customers until 2024. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Credit Risk” for discussion of our credit policies.
Competition
Each of our MISO Regulated Operating Subsidiaries operates the primary transmission system in its respective service area and has limited competition for certain projects. While we have rights of first refusal to build projects in certain states in which we operate, other entities with transmission development initiatives may compete with us by seeking approval to be named the party authorized to build new capital projects that we are also pursuing. Our subsidiaries may also compete with other entities on development opportunities for transmission investment in locations outside of our existing service areas.
Human Capital Resources
ITC Holdings places significant emphasis on attracting, developing and retaining individuals who exemplify the values that are the cornerstone of our company. As of December 31, 2022, we had 726 employees, with low employee turnover and no significant change in the number of employees from the prior year. None of our employees are covered by collective bargaining agreements. In addition, we work with many outside firms to provide additional resources to support our business. We utilize human capital resources employed by these firms to assist with construction, maintenance, field operations and other corporate functions of our business. We believe that we have good relationships with our suppliers of contracted services.
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
Environmental Matters
See “Environmental Matters” in Note 16 to the consolidated financial statements.

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
Our Regulated Operating Subsidiaries provide transmission service under rates regulated by the FERC. The FERC has approved the cost-based Formula Rates used by our Regulated Operating Subsidiaries to calculate their respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the Formula Rates. All aspects of our Regulated Operating Subsidiaries’ rates approved by the FERC, including the Formula Rate templates, the rates of return on the actual equity portion of their respective capital structures, ROE adders for independent transmission ownership and RTO participation, the approved capital structures and other aspects of our rates, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative in a proceeding under Section 206 of the FPA. In addition, interested parties may challenge the annual implementation and calculation by our Regulated Operating Subsidiaries of their projected rates and Formula Rate true up pursuant to their approved Formula Rates under the Regulated Operating Subsidiaries’ Formula Rate implementation protocols. End-use consumers and entities supplying electricity to end-use consumers may also attempt to influence government and/or regulators to change the rate setting methodologies that apply to our Regulated Operating Subsidiaries, particularly if rates for delivered electricity increase substantially. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC will make adjustments to them and/or disallow any of our Regulated Operating Subsidiaries’ inclusion of those aspects in the rate setting formula. This could result in lowered rates and/or refunds of amounts collected, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Rate of Return on Equity Complaints” in Note 16 to the consolidated financial statements for detail on ROE matters.
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
Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a TO in MISO or SPP. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could assign new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with increased authority to regulate transmission matters. Our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future. While our Regulated Operating Subsidiaries are subject to the FERC’s exclusive jurisdiction for purposes of rate regulation, changes in state laws affecting other matters, such as transmission siting and construction, could limit investment opportunities available to us.

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
The widespread outbreak of an illness or other communicable disease, or any other public health crisis, could have a material adverse impact on our business, financial condition, results of operations, cash flows and credit metrics.
We could be negatively impacted by the widespread outbreak of an illness or other communicable disease, such as COVID-19, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. As a result of efforts to limit the spread of communicable diseases, public health authorities, OSHA, and/or the states served by our transmission systems may issue orders that can place restrictions on and/or result in the temporary shutdown of operations of businesses that use our transmission systems. The impact of efforts to limit the spread of illness or disease on our business, financial condition and results of operations may depend on various factors. These factors may include the duration and severity of the illness or disease, the length and magnitude of any business restrictions that are enacted and the efficacy of other efforts to prevent the spread of the disease, such as vaccines.
We intend to comply with applicable obligations enacted by relevant authorities that may require broad categories of employees and subcontractors to take actions to help prevent the spread of the respective illness or disease, such as vaccination or testing requirements. Complying with such requirements poses the risk of workforce disruption that could impact business continuity, including the quarantine/isolation of employees, the possibility of resignations by unwilling employees and/or subcontractors and difficulty in satisfying future labor needs. Significant workforce disruptions could have a material impact on our business, financial condition, results of operations and cash flows.
The widespread outbreak of an illness or disease could disrupt the supply chains that provide services and equipment to us as part of our capital expenditures or maintenance efforts. If our supply chains are disrupted, we may be unable to perform necessary maintenance, which could result in increased costs as we implement contingency plans to allow us to continue to operate. Supply chain interruptions may also increase the cost of capital expenditures or result in the delay or cancellation of planned projects, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We require access to the capital markets to fund capital investments. If access to the capital markets is adversely affected by any widespread illness or disease, we may need to consider alternative sources of funding for our operations and for working capital, any of which may not be available and may increase our cost of capital. An extended period of disruption to the economy, our workforce, supply chains or capital markets due to the widespread outbreak of an illness or disease could materially impact our business, financial condition, results of operations, cash flows and credit metrics.
Acts of war, terrorist attacks and other catastrophic events may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Acts of war, terrorist attacks and other catastrophic events may negatively affect our business, financial condition and cash flows in unpredictable ways, such as increased security measures and disruptions of markets and supply chains. Energy related assets, including, for example, our transmission facilities and DTE Electric’s, Consumers Energy’s and IP&L’s generation and distribution facilities that we interconnect with, may be at risk of acts of war, terrorist attacks and other catastrophic events. Such events or threats may have a material effect on the economy in general and could result in a decline in energy consumption, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•station assets, such as transformers and circuit breakers, at 684 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;
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
Certain of our Regulated Operating Subsidiaries have issued First Mortgage Bonds and Senior Secured Notes. Under the terms of these instruments, the respective bondholders and noteholders have the benefit of a first mortgage lien on substantially all of the assets of the corresponding debt issuer. Refer to Note 8 to the consolidated financial statements for more information on the outstanding debt of our Regulated Operating Subsidiaries.
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
Refer to Notes 5 and 16 to the consolidated financial statements for a description of certain pending legal proceedings, which description is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings and ITC Holdings’ common stock is not publicly traded.
ITC Holdings paid dividends of $273 million and $232 million to our parent, ITC Investment Holdings, during the years ended December 31, 2022 and 2021, respectively. ITC Holdings also paid dividends of $70 million to ITC Investment Holdings in January 2023. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant.
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
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2022 and 2021 and provides year-to-year comparisons between the years ended December 31, 2022 and 2021. Discussions of such information for the year ended December 31, 2020 and year-to-year comparisons between the years ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
ITC Holdings provides safe and reliable electric transmission service to connect consumers to more sustainable and cost-effective energy resources. ITC Holdings continues to make investments in a modernized grid to maintain reliability and accommodate future demands as our economy and lifestyles become increasingly dependent on electricity.

Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. Through our Regulated Operating Subsidiaries, we own and operate high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. In addition, we have electric transmission system assets under construction in Wisconsin.
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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2022 or that may affect future results include:
•Our capital expenditures of $933 million at our Regulated Operating Subsidiaries during the year ended December 31, 2022, as described below under “— Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings and repayments, and interest rate swaps as described in Note 8 to the consolidated financial statements;
•The FERC orders and the D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 16 to the consolidated financial statements; and
•Issuance of a NOPR by the FERC on March 20, 2020, and a supplemental NOPR on April 15, 2021, that include a proposal to update the transmission incentives policy, as described below under “ — Recent Developments.”
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
See “Cost-Based Formula Rates with True-Up Mechanism” in Note 5 to the consolidated financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 16 to the consolidated financial statements for detail on ROE matters.
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
(b)The weighted average cost of capital for purposes of this illustration is calculated below. The cost of capital for debt is included at a flat interest rate for purposes of this illustration and is not based on our actual cost of capital. The cost of capital rate for equity represents the current maximum allowed MISO ROE per the May 2020 Order on the Initial Complaint. See Note 16 to the consolidated financial statements for detail on ROE matters.

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	10.77% =	6.46%
	100.00%		8.46%
(c)Represents an approximation of the federal and state income tax expense for purposes of this illustration and is not based on our actual tax expense.
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather, economic conditions and other significant factors and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of weather, economic conditions and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.

ITC Great Plains does not receive revenue based on a peak load or a dollar amount per kW each month. Therefore, peak load does not have a seasonal effect on operating cash flows. The SPP tariff applicable to ITC Great Plains is billed ratably each month based on its annual projected revenue requirement posted annually by SPP.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. See Note 5 and Note 16 to the consolidated financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by recent increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. As a result, we have increased levels of certain materials and supplies inventories during the year ended December 31, 2022 to help reduce risks related to global supply chain constraints. We continue to evaluate and monitor the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities.
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022. This increase is expected to result in higher revenue from customers in the near term due to an overall increase in the rates at which we record depreciation expense. For the year ended December 31, 2022 there was an increase in depreciation expense of approximately $35 million resulting from our MISO Regulated Operating Subsidiaries’ new depreciation rates.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions of USD)	December 31, 2022	2023 — 2027
Expenditures for property, plant and equipment (a)	$933	$4,475
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
During the year ended December 31, 2022, MISO advanced its long-range transmission plan, announcing the first tranche of projects across the MISO Midwest subregion comprised of 18 transmission projects with total associated transmission costs estimated at approximately $10 billion. The first tranche of projects was approved by MISO’s board of directors in July 2022. Six of these projects run through our MISO Regulated Operating Subsidiaries’ service territories, including Michigan and Iowa, where right of first refusal provisions currently exist for incumbent transmission owners such as ITC. Other projects within this portfolio may be subject to competitive bidding, depending on their location. Based on this preliminary information, we currently estimate transmission investments of approximately $1.4 billion to $1.8 billion through 2030 associated with these six projects, with approximately $700 million associated with these projects in the 2023 – 2027 capital plan.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A. Risk Factors.” In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.
Recent Developments
August 2022 D.C. Circuit Court Decision
On August 9, 2022, in response to appeals of the FERC's orders on the MISO ROE Complaints, the D.C. Circuit Court issued an opinion that rejected the FERC’s use of a risk premium model in the methodology used to determine the revised base ROE for MISO TOs. The D.C. Circuit Court decision vacated the FERC’s orders on the MISO ROE Complaints, dismissed the remaining outstanding appeals of these orders and remanded the matter to the FERC for further proceedings. We cannot predict whether these proceedings will have a material impact, or estimate the possible impact, on our financial condition, results of operations or cash flows. See Note 16 to the consolidated financial statements for additional information on the MISO ROE Complaints.
Inflation Reduction Act of 2022
In August 2022, the President of the United States of America signed into law the Inflation Reduction Act of 2022, which enacted a number of changes to federal tax law. These changes include the introduction of a new 15% corporate minimum tax on applicable corporations, including ITC Holdings, effective for tax years beginning after December 31, 2022. Enactment of the new law has not impacted our financial condition, results of operations or cash flows for the year ended December 31, 2022, and at this time we do not expect a material impact on our future results due to the implementation of the corporate minimum tax or any other aspect of the act.
Iowa State Tax Rate Change
On March 1, 2022, the governor of Iowa signed an act into law that contains provisions to reduce Iowa’s corporate tax rates if a certain threshold of the state’s annual net corporate income tax receipts is met.

Adjustments to reduce the corporate income tax rate are calculated annually after the end of each fiscal year and may continue until the rate is 5.5%.
For Iowa’s fiscal year ended June 30, 2022, net corporate income tax receipts exceeded the prescribed threshold. On September 27, 2022, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 9.8% to 8.4%, effective January 1, 2023. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $7 million was recorded during the year ended December 31, 2022. In addition, a regulatory liability of $22 million was established as of December 31, 2022 to offset deferred taxes associated with rate base at ITC Midwest.
Incentive Adders for Transmission Rates
The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. Among other things, the rulemaking proposals would:
•grant incentives to transmission projects based upon benefits to customers ensuring reliability and reducing the cost of delivered power by reducing transmission congestion, and
•eliminate the ROE adders for independent transmission ownership and for RTO participation.
The outcome of this proposal may impact the incentive adders that our Regulated Operating Subsidiaries are authorized to apply to their base ROEs on a prospective basis. As of December 31, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. For ITC Great Plains, each 10 basis point change in authorized ROE would impact annual consolidated net income by less than $1 million.
See also the risk factor “Certain elements of our Regulated Operating Subsidiaries’ Formula Rates have been and can be challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus may have an adverse effect on our business, financial condition, results of operations and cash flows.” in Item 1A. Risk Factors.
FERC NOPRs on Transmission Planning, Cost Allocation and Generator Interconnection
In response to the FERC’s July 2021 advance NOPR on transmission planning, cost allocation and generator interconnection, multiple NOPRs were issued by the FERC during the three months ended June 30, 2022. The FERC issued a NOPR on April 21, 2022 addressing regional transmission planning and cost allocation. The proposal requires transmission planning regions to conduct long-term, scenario-based transmission planning and adopt enhanced transparency measures; provide a formal role for states in developing the cost allocation for projects; and reinstate federal rights of first refusal under certain circumstances. The FERC also issued a NOPR on June 16, 2022 proposing reforms to its generator interconnection procedures and generator interconnection agreements to address interconnection queue backlogs, provide certainty and prevent undue discrimination for new technologies. The time frame for submission of comments and reply comments on these NOPRs has been completed and we are awaiting further action from the FERC as we assess the impact of these NOPRs to our business.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleged that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked the FERC to reduce ITC Midwest’s equity component from 60% to 53%. On November 2, 2022, the FERC issued an order denying the complaint. On December 2, 2022, the Iowa Coalition for Affordable Transmission filed a request for rehearing with the FERC. As of December 31, 2022, ITC Midwest has not recorded any liability related to the complaint.

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
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.
Results of Operations
The following table summarizes historical operating results for the periods indicated:

	Year Ended			Percentage	Year Ended		Percentage
	December 31,		Increase	Increase	December 31,	Increase	Increase
(In millions of USD)	2022	2021	(Decrease)	(Decrease)	2020	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,476	$1,358	$118	9%	$1,290	$68	5%
Formula Rate true-up	(10)	(9)	(1)	11%	8	(17)	(213)%
Total operating revenue	1,466	1,349	117	9%	1,298	51	4%
OPERATING EXPENSES
Operation and maintenance	107	108	(1)	(1)%	87	21	24%
General and administrative	105	128	(23)	(18)%	115	13	11%
Depreciation and amortization	295	232	63	27%	219	13	6%
Taxes other than income taxes	139	133	6	5%	124	9	7%
Other operating (income) and expenses, net	(1)	(1)	—	—%	—	(1)	n/a
Total operating expenses	645	600	45	8%	545	55	10%
OPERATING INCOME	821	749	72	10%	753	(4)	(1)%
OTHER EXPENSES (INCOME)
Interest expense, net	269	251	18	7%	240	11	5%
Allowance for equity funds used during construction	(37)	(30)	(7)	23%	(27)	(3)	11%
Other expenses (income), net	1	(5)	6	(120)%	(3)	(2)	67%
Total other expenses (income)	233	216	17	8%	210	6	3%
INCOME BEFORE INCOME TAXES	588	533	55	10%	543	(10)	(2)%
INCOME TAX PROVISION	146	127	19	15%	136	(9)	(7)%
NET INCOME	$442	$406	$36	9%	$407	$(1)	—%

Operating Revenues
Year ended December 31, 2022 compared to year ended December 31, 2021
The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2022 and 2021 which included revenue accruals and deferrals as described in Note 5 to the consolidated financial statements:

						Percentage
	2022		2021		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$1,022	70%	$929	69%	$93	10%
Regional cost sharing revenues (a)	375	26%	358	27%	17	5%
Point-to-point	21	1%	17	1%	4	24%
Scheduling, control and dispatch (a)	19	1%	19	1%	—	—%
Other	29	2%	26	2%	3	12%
Total	$1,466	100%	$1,349	100%	$117	9%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(10) million and $(9) million for the years ended December 31, 2022 and 2021, respectively.
Operating revenues increased primarily due to higher recoverable depreciation expense due to revised depreciation rates, which became effective January 1, 2022, as well as a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.
Operating Expenses
General and administrative expenses
Year ended December 31, 2022 compared to year ended December 31, 2021
General and administrative expenses decreased due to lower compensation-related expenses, primarily due to a decrease in share-based compensation expense.
Depreciation and amortization expenses
Year ended December 31, 2022 compared to year ended December 31, 2021
Depreciation and amortization expenses increased due to a combination of updated depreciation rates at our MISO Regulated Operating Subsidiaries, which became effective January 1, 2022 and a higher depreciable base resulting from property, plant and equipment in-service additions.
Other Expenses (Income)
Allowance for equity funds used during construction
Year ended December 31, 2022 compared to year ended December 31, 2021
AFUDC equity increased due primarily to higher balances of construction work in progress eligible for AFUDC equity.
Other expenses (income), net
Year ended December 31, 2022 compared to year ended December 31, 2021
Other expenses increased primarily due to losses on certain investments associated with our supplemental benefit plans.
Income Tax Provision
Year ended December 31, 2022 compared to year ended December 31, 2021
Our effective tax rates for the years ended December 31, 2022 and 2021 were 24.8% and 23.8%, respectively. Our effective tax rate as of December 31, 2022 exceeded our 21% statutory federal income tax rate primarily due to state income taxes, including an increase in deferred income tax expense related to the Iowa corporate income tax rate change. These increases were partially offset by AFUDC equity and the amortization associated with excess deferred tax liabilities. The amount of income tax expense relating to AFUDC equity and excess deferred tax was recognized as a regulatory asset and regulatory liability, respectively, and is not included in the income tax provision. See Note 9 to the consolidated financial statements for further discussion regarding our income tax provision.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our revolving credit agreements (the terms of which are described in Note 8 to the consolidated financial statements). In addition, we may from time to time secure debt funding in the capital markets (including debt to finance or refinance portfolios of eligible projects based on the green bond framework established by ITC Holdings), although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures (including purchase commitments as described in Note 16 to the consolidated financial statements) at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments, which are further described below.
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 16 to the consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of December 31, 2022, we had consolidated indebtedness under our revolving credit agreements of $208 million, with unused capacity under our revolving credit agreements of $692 million. Additionally, ITC Holdings had $134 million of commercial paper issued and outstanding, net of discount, as of December 31, 2022, with the ability to issue an additional $266 million under the commercial paper program. In 2022, we paid $12 million of interest and commitment fees under our revolving credit agreements and commercial paper program.
To address our future capital requirements, we expect that we will need to obtain additional long-term debt financing. As of December 31, 2022, we had various notes and bonds outstanding with terms, including fixed interest rate and principal payment terms, specific to each borrowing. Maturity dates for these long-term debt issuances range from 2023 to 2055. Total future interest payment obligations associated with these existing fixed-rate, long-term debt obligations were $4.1 billion as of December 31, 2022, with expected interest payment obligations of $266 million due within the next twelve months. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. While rising interest rates have resulted in higher coupon rates on recent long-term debt issuances and higher weighted average interest rates on commercial paper and borrowings under our revolving credit agreements, the increase in interest rates has not had a material impact on interest expense for the year ended December 31, 2022. There remains uncertainty surrounding expectations of future interest rate fluctuations. See Note 8 to the consolidated financial statements for a detailed discussion of our debt activity, including the commercial paper program and revolving credit agreements, during the years ended December 31, 2022 and 2021.
METC has a contractual obligation through December 31, 2050 for an Easement Agreement for transmission purposes and rights-of-way, leasehold interests, fee interests and licenses associated with the land over which the transmission lines cross. The cost for use of the rights-of-way is $10 million per year. See Note 16 to the consolidated financial statements for additional details related to the easement.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2022, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$442	$406	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	295	232	219
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	18	52	(47)
Deferred income tax expense	131	127	138
Other	6	(32)	(85)
Net cash provided by operating activities	892	785	632
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(933)	(834)	(885)
Other	8	10	7
Net cash used in investing activities	(925)	(824)	(878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net issuance of debt (including commercial paper and revolving and term loan credit agreements)	333	294	561
Dividends to ITC Investment Holdings	(273)	(232)	(330)
Refundable deposits from and repayments to generators for transmission network upgrades, net	(18)	(21)	50
Other	(10)	(1)	(35)
Net cash provided by financing activities	32	40	246
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)	1	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7	6	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$7	$6
Cash Flows From Operating Activities
Year ended December 31, 2022 compared to year ended December 31, 2021
Net cash provided by operating activities was $892 million and $785 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash provided by operating activities was due primarily to an increase in cash received from operating revenues of $84 million, an increase in settlement of interest rate swaps of $39 million and lower net payments related to the MISO ROE Complaints of $5 million, including interest, received from customers during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was partially offset by an increase in payments pursuant to our long-term incentive plans of $10 million, an increase in property tax payments of $7 million and increases in income taxes and interest paid during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Cash Flows From Investing Activities
Year ended December 31, 2022 compared to year ended December 31, 2021
Net cash used in investing activities was $925 million and $824 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $99 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cash Flows From Financing Activities
Year ended December 31, 2022 compared to year ended December 31, 2021
Net cash provided by financing activities was $32 million and $40 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities was due primarily to an increase in net repayments under our revolving credit agreements of $252 million, repayment of long-term debt of $500 million, an increase in net repayments of commercial paper of $109 million and an increase in dividend payments of $41 million during the year ended December 31, 2022 compared to the same period in 2021. This decrease was partially offset by an increase in issuances of long-term debt of $900 million during the year ended December 31, 2022 compared to the same period in 2021. See Note 8 to the consolidated financial statements for additional discussion on debt and interest rate swaps.
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 6 to the consolidated financial statements, we had regulatory assets and liabilities of $193 million and $698 million, respectively, as of December 31, 2022. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $23 million relating to intangible assets at December 31, 2022 that are included in other assets on the consolidated statements of financial position.
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
Refer to Note 16 to the consolidated financial statements for discussion on the MISO ROE Complaints.
Pension and Postretirement Benefit Plan Assumptions
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions. Key assumptions include:
•Discount rates used to determine obligations - Benefit obligations, service cost and interest cost are determined by separately discounting projected benefit payments using a yield curve of high-quality corporate bonds. As of December 31, 2022, the weighted average single equivalent discount rate for the benefit obligation was 5.52% and 5.65% for our pension and postretirement benefit plans, respectively.
•Expected long-term returns on plan assets - In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. For the year ended December 31, 2022, we assumed that our pension and postretirement benefit plans’ assets would generate weighted average long-term rates of return of 5.90% and 4.50%, respectively.
•Rate of salary increases - As of December 31, 2022, we used an annual rate of salary increases of 4.00% to determine our pension and postretirement plan obligations.
•Mortality - The Pri-2012 mortality table projected forward generationally from 2012 with the MP-2020 mortality improvement scale was used to determine pension and postretirement plan obligations as of December 31, 2022.
•Rate of increase in health care costs - We used a health care cost trend rate of 6.75% for 2023 grading down to a 5.00% ultimate rate in 2030 in valuing our postretirement benefit obligation as of December 31, 2022. These rates are based on a review of recent and expected future experience.

The below table displays the effect on our costs and obligation of a 1% change to certain pension and postretirement benefit plan assumptions as of December 31, 2022:

	Effect on Costs		Effect on Obligation
(in millions of USD)	1% Increase	1% Decrease	1% Increase	1% Decrease
Change to Pension Plans
Discount rate	$(1)	$1	$(11)	$13
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Change to Postretirement Plan
Discount rate	(4)	4	(13)	16
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Health care cost trend rate	5	(5)	15	(12)
See Note 10 to the consolidated financial statements for further details regarding our pension and postretirement benefit plan costs and obligations.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $5,849 million and $6,995 million at December 31, 2022 and 2021, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,649 million and $6,179 million at December 31, 2022 and 2021, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at December 31, 2022 and 2021 would decrease the fair value of debt by $270 million and $217 million, respectively, and a decrease in interest rates of 10% at December 31, 2022 and 2021 would increase the fair value of debt by $297 million and $231 million, respectively, at that date.
Revolving Credit Agreements
At December 31, 2022 and 2021, we had a consolidated total of $208 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2022 and 2021 would increase or decrease annual interest expense by $1 million and less than $1 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods.

Commercial Paper
At December 31, 2022 and 2021, ITC Holdings had $134 million and $155 million, respectively, of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper compared to the weighted average interest rates in effect at December 31, 2022 and 2021 would increase or decrease annual interest expense by $1 million and less than $1 million, respectively, at levels consistent with amounts issued and outstanding at the end of each of the respective periods.
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
In September 2022, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the ITC Holdings 4.95% Senior Notes, due September 22, 2027 as described in Note 8 to the consolidated financial statements. At December 31, 2022, ITC Holdings did not have any interest rate swaps outstanding. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.0%, 24.0% and 25.4%, respectively, or $310 million, $354 million and $375 million, respectively, of our consolidated billed revenues for the year ended December 31, 2022. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2020 revenue accruals and deferrals and exclude any amounts for the 2022 revenue accruals and deferrals that were included in our 2022 operating revenues but will not be billed to our customers until 2024.
For the year ended December 31, 2021, our credit risk was primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.5%, 23.5% and 24.7%, respectively, or $300 million, $327 million and $344 million, respectively, of our consolidated billed revenues. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2019 revenue accruals and deferrals and exclude any amounts for the 2021 revenue accruals and deferrals that were included in our 2021 operating revenues but will not be billed to our customers until 2023.
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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Risk Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Matters — Impact of rate regulation on the financial statements – Refer to Notes 2, 5, 6, and 16 to the financial statements
Critical Audit Matter Description
The Company’s Regulated Operating Subsidiaries are subject to rate regulation by the Federal Energy Regulatory Commission (the “regulatory agency”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The cost-based Formula Rates at the Company’s Regulated Operating Subsidiaries recover expenses and earn an authorized return on and recover investments in property, plant and equipment on a current basis and include a true-up mechanism. Regulatory decisions and legal challenges can have an impact on rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization, operating-related matters, timing of actual collection, and the return on equity. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery of costs incurred or potential refunds to customers. While the Company has indicated they expect to recover costs from customers through regulated rates, there is a risk that the formula inputs, including the return on equity, remain subject to legal challenge at the regulatory agency. The Company uses the formula to calculate annual revenue requirements unless the regulatory agency determines the resulting rates to be unjust and unreasonable. Auditing these judgments required especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate-setting process due to their inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation and the uncertainty of future decisions by the regulatory agency included the following, among others:
•We tested the effectiveness of controls over the monitoring and evaluation of contingent liabilities and regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We assessed relevant regulatory orders, regulatory statutes and interpretations, as well as procedural memorandums, utility and intervener filings, legal decisions, and other publicly available information to evaluate the likelihood of recovery in future rates or of future reduction in rates and the ability to earn a reasonable return on equity.
•For regulatory matters in process, we inspected the annual formula rate filings and open complaints for any evidence that might contradict management’s assertions. We obtained and evaluated an analysis from management, regarding cost recoveries or potential future reduction in rates.
•We obtained letters from the Company’s internal and external legal counsel to assess management’s conclusions and disclosures.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 9, 2023

We have served as the Company’s auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions of USD, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$4	$5
Accounts receivable	139	128
Inventory	55	45
Regulatory assets	12	21
Prepaid and other current assets	19	18
Total current assets	229	217
Property, plant and equipment (net of accumulated depreciation and amortization of $2,382 and $2,199, respectively)	10,637	9,961
Other assets
Goodwill	950	950
Regulatory assets	181	190
Other assets	134	127
Total other assets	1,265	1,267
TOTAL ASSETS	$12,131	$11,445
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$112	$127
Accrued compensation	59	72
Accrued interest	69	56
Accrued taxes	72	64
Regulatory liabilities	22	14
Refundable deposits and advances for construction	26	44
Debt maturing within one year	384	654
Other current liabilities	15	16
Total current liabilities	759	1,047
Accrued pension and postretirement liabilities	41	52
Deferred income taxes	1,303	1,161
Regulatory liabilities	676	619
Refundable deposits	29	28
Other liabilities	44	55
Long-term debt	6,607	6,009
Commitments and contingent liabilities (Notes 5 and 16)
TOTAL LIABILITIES	9,459	8,971
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2022 and 2021	892	892
Retained earnings	1,753	1,584
Accumulated other comprehensive income (loss)	27	(2)
Total stockholder’s equity	2,672	2,474
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,131	$11,445
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
OPERATING REVENUES
Transmission and other services	$1,476	$1,358	$1,290
Formula Rate true-up	(10)	(9)	8
Total operating revenue	1,466	1,349	1,298
OPERATING EXPENSES
Operation and maintenance	107	108	87
General and administrative	105	128	115
Depreciation and amortization	295	232	219
Taxes other than income taxes	139	133	124
Other operating (income) and expense, net	(1)	(1)	—
Total operating expenses	645	600	545
OPERATING INCOME	821	749	753
OTHER EXPENSES (INCOME)
Interest expense, net	269	251	240
Allowance for equity funds used during construction	(37)	(30)	(27)
Other expenses (income), net	1	(5)	(3)
Total other expenses (income)	233	216	210
INCOME BEFORE INCOME TAXES	588	533	543
INCOME TAX PROVISION	146	127	136
NET INCOME	442	406	407
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax (Note 12)	29	6	(15)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	29	6	(15)
TOTAL COMPREHENSIVE INCOME	$471	$412	$392
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2019	$892	$1,333	$7	$2,232
Net income	—	407	—	407
Dividends to ITC Investment Holdings	—	(330)	—	(330)
Other comprehensive loss, net of tax (Note 12)	—	—	(15)	(15)
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	406	—	406
Dividends to ITC Investment Holdings	—	(232)	—	(232)
Other comprehensive income, net of tax (Note 12)	—	—	6	6
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	442	—	442
Dividends to ITC Investment Holdings	—	(273)	—	(273)
Other comprehensive income, net of tax (Note 12)	—	—	29	29
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$442	$406	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	295	232	219
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	18	52	(47)
Deferred income tax expense	131	127	138
Allowance for equity funds used during construction	(37)	(30)	(27)
Share-based compensation	11	34	25
Other	57	6	4
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(8)	(18)	—
Accounts payable	10	(3)	4
Accrued interest	12	1	7
Accrued compensation	(15)	(3)	(14)
Accrued taxes	7	3	(3)
Net refund settlements and adjustments related to return on equity complaints	—	(5)	(65)
Other current and non-current assets and liabilities, net	(31)	(17)	(16)
Net cash provided by operating activities	892	785	632
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(933)	(834)	(885)
Other	8	10	7
Net cash used in investing activities	(925)	(824)	(878)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	975	75	1,030
Borrowings under revolving credit agreements	1,119	1,175	1,495
Borrowings under term loan credit agreements	—	—	275
Net (repayment) issuance of commercial paper	(21)	88	(133)
Repayment of long-term debt	(500)	—	(35)
Repayments of revolving credit agreements	(1,240)	(1,044)	(1,596)
Repayments of term loan credit agreements	—	—	(475)
Dividends to ITC Investment Holdings	(273)	(232)	(330)
Refundable deposits from generators for transmission network upgrades	1	18	60
Repayment of refundable deposits from generators for transmission network upgrades	(19)	(39)	(10)
Other	(10)	(1)	(35)
Net cash provided by financing activities	32	40	246
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)	1	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7	6	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6	$7	$6
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect, passive, non-voting equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own, operate, maintain and invest in high-voltage electric transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas and Oklahoma that transmit electricity from generating stations to local distribution facilities connected to our transmission systems. In addition, we have electric transmission system assets under construction in Wisconsin.
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
Regulation — Our Regulated Operating Subsidiaries are subject to the regulatory jurisdiction of the FERC, which issues orders pertaining to rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization and operating-related matters. The utility operations of our Regulated Operating Subsidiaries meet the accounting standards set forth by the FASB for the accounting effects of certain types of regulation. These accounting standards recognize the cost-based rate setting process, which results in differences in the application of GAAP between regulated and non-regulated businesses. These standards require the recording of regulatory assets and liabilities for certain transactions that would have been recorded in the statements of comprehensive income in non-regulated businesses. Regulatory assets represent costs that will be included as a component of future tariff rates and regulatory liabilities represent amounts provided in the current tariff rates that are intended to recover costs expected to be incurred in the future or amounts to be refunded to customers.
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
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $286 million, $223 million and $209 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Periodically we perform depreciation studies of the assets at our Regulated Operating Subsidiaries. The results of these studies are submitted to and require approval from the FERC prior to changing our depreciation rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.4% for the year ended December 31, 2022, and 2.0% for the years ended December 31, 2021 and 2020. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 43 to 70 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC was a reduction to interest expense of $9 million, $8 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Property, plant and equipment includes capital equipment stated at original cost consisting of items that are expected to be used exclusively for capital projects.
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
Generator Interconnection Projects and Contributions in Aid of Construction — Certain capital investment at our Regulated Operating Subsidiaries relates to investments made under GIAs. The GIAs typically consist of both transmission network upgrades, which are a category of upgrades deemed by the FERC to benefit the transmission system as a whole, as well as direct connection facilities, which are necessary to interconnect the generating facility to the transmission system and primarily benefit the generating facility. GIAs typically require the generator to make a contribution in aid of construction to our Regulated Operating Subsidiaries to cover the cost of certain investments made by us as part of the agreement. However, we may fund construction of certain projects without contributions from the generators.
Our investments in transmission facilities are recorded to property, plant and equipment, and are recorded net of any contribution in aid of construction. We also receive refundable deposits from the generator for certain investment in network upgrade facilities in advance of construction, which are recorded to current or non-current liabilities depending on the expected refund date.
Jointly Owned Utility Plant/Coordinated Services — Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of assets as described in Note 14. We account for these jointly owned assets by recording property, plant and equipment for the percentage of our undivided ownership interest. Various agreements provide the authority for construction of capital improvements and the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest, and each participant is responsible for providing its own financing. Our participating share of expenses associated with these jointly held assets is primarily recorded within operation and maintenance expenses on our consolidated statements of comprehensive income.
Fair Value Through Net Income — We have certain investments in mutual funds, including fixed income securities and equity securities that are classified as fair value through net income. The investments primarily fund our two supplemental nonqualified, noncontributory retirement benefit plans for selected management employees as described in Note 10, as well as other deferred compensation plans. Gains and losses associated with our mutual funds as described in Note 11 are recorded in earnings.
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
Goodwill — Goodwill is not subject to amortization; however, goodwill is required to be assessed for impairment, and a resulting write-down, if any, is to be reflected in operating expense. We have goodwill recorded relating to our acquisitions of ITCTransmission and METC, and ITC Midwest’s acquisition of the IP&L transmission assets. Goodwill is reviewed at the reporting unit level at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. Our reporting units are ITCTransmission, METC and ITC Midwest as each entity represents an individual operating segment to which goodwill has been assigned. At December 31, 2022 and 2021, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2022 and determined that no impairment exists. There were no events subsequent to October 1, 2022 that indicated impairment of our goodwill.
Deferred Financing Fees and Discount or Premium on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt. We recorded $6 million during the year ended December 31, 2022 and $5 million for each of the years ended December 31, 2021 and 2020 to interest expense for the amortization of deferred financing fees and debt discounts.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing PCBs and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. Our asset retirement obligations of $5 million as of December 31, 2022 and $6 million as of December 31, 2021 are included in other liabilities.
Derivatives and Hedging — We may use derivative financial instruments, including interest rate swap contracts, to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Cash flows related to interest rate swaps that are designated in hedging relationships are generally classified on the consolidated statements of cash flows within cash flows from operating activities. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows. Refer to Note 8 for additional discussion regarding derivative instruments.
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
Revenues — Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers as services are provided based on our FERC-approved cost-based Formula Rates. We record a reserve for revenue subject to refund when such refund is probable and can be reasonably estimated. This reserve is recorded as a reduction to operating revenues.
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
Share-Based Payment — Under long-term incentive plans, we grant long-term incentive awards consisting of PBUs and SBUs to employees, including executive officers, of ITC Holdings. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, certain SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. All PBUs and SBUs are classified as liability awards and generally vest on the third January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will be settled during the subsequent quarter. However, certain awards may vest over a shorter period or on the grant date if certain retirement eligibility criteria are met. The PBUs and SBUs earn dividend equivalents which are also re-measured and settled consistent with the target award at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
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
Refer to Note 13 for additional discussion of the plans.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2022, we have not recognized any uncertain income tax positions.
We file our federal and Michigan income tax returns as part of the FortisUS consolidated tax returns and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax returns. We continue to file with various other state and city jurisdictions where we have a separate return filing obligation. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2018 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2018 to 2021. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded as interest expense and other expense, respectively, in our consolidated statements of comprehensive income. Refer to Notes 6 and 9 for additional discussion on income taxes.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was $6 million for each of the years ended December 31, 2022 and 2021 and $5 million for the year ended December 31, 2020.
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
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions of USD)	2022	2021	2020	2019
Trade accounts receivable	$2	$3	$2	$2
Unbilled accounts receivable	124	116	102	102
Other (a)	13	9	10	13
Total accounts receivable	$139	$128	$114	$117
____________________________
(a)Includes amounts due from affiliates, see “Related Party Receivables and Payables” in Note 15 for additional information.
5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually using Formula Rates and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items. The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See “Rate of Return on Equity Complaints” in Note 16 for detail on ROE matters for our MISO Regulated Operating Subsidiaries and "ROE and Incentive Adders for Transmission Rates" and “Capital Structure Complaint” discussed herein.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2022:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2021	$(2)
Net collection of 2020 revenue deferrals and accruals, including accrued interest	(8)
Net revenue deferral, including accrued interest	(9)
Net accrued interest payable	(1)
Net regulatory liabilities as of December 31, 2022	$(20)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2022	2021
Current regulatory assets	$12	$20
Non-current regulatory assets	29	10
Current regulatory liabilities	(22)	(13)
Non-current regulatory liabilities	(39)	(19)
Net regulatory liabilities	$(20)	$(2)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020 and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. As of December 31, 2022, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For each of the years ended December 31, 2022, 2021 and 2020, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 16 for a discussion of the MISO ROE Complaints.
ITC Great Plains
On July 16, 2020, in response to a complaint filed by the KCC under section 206 of the FPA, the FERC issued an order revising the adder for independent transmission ownership for ITC Great Plains from 100 basis points to 25 basis points, and requiring ITC Great Plains to include the revised adder, effective June 11, 2019, in their Formula Rate. In addition, the order directed ITC Great Plains to provide refunds, with interest, for the period from June 11, 2019 through July 16, 2020. During the fourth quarter of 2020, refunds of $4 million were made to settle the refund liability.
Prior to the issuance of the FERC order on July 16, 2020, the authorized ROE used by ITC Great Plains was 12.16% and was composed of a base ROE of 10.66% with a 100 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. Since the July 16, 2020 order, the authorized ROE used by ITC Great Plains has been 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.

Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleged that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked the FERC to reduce ITC Midwest’s equity component from 60% to 53%. On November 2, 2022, the FERC issued an order denying the complaint. On December 2, 2022, the Iowa Coalition for Affordable Transmission filed a request for rehearing with the FERC. As of December 31, 2022, ITC Midwest has not recorded any liability related to the complaint.
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

6.    REGULATORY ASSETS AND LIABILITIES
The following table summarizes the regulatory asset and liability balances:

	December 31,
(In millions of USD)	2022	2021
Regulatory Assets:
Current:
Revenue accruals (including accrued interest of less than $1 as of December 31, 2022 and 2021) (a)	$12	$20
Other	—	1
Total current	12	21
Non-current:
Revenue accruals (including accrued interest of less than $1 as of December 31, 2022 and 2021) (a)	29	10
Income taxes recoverable related to AFUDC equity	121	114
Pensions and postretirement	8	20
Accrued asset removal costs	1	16
Other	22	30
Total non-current	181	190
Total Regulatory Assets	$193	$211
Regulatory Liabilities:
Current:
Revenue deferrals (including accrued interest of $1 as of December 31, 2022 and 2021) (a)	$22	$13
Other	—	1
Total current	22	14
Non-current:
Revenue deferrals (including accrued interest of $1 and less than $1 as of December 31, 2022 and 2021, respectively) (a)	39	19
Pensions and postretirement	52	31
Accrued asset removal costs	80	70
Income taxes refundable due to change in federal income tax rate	480	495
Other	25	4
Total non-current	676	619
Total Regulatory Liabilities	$698	$633
____________________________
(a)Refer to discussion of revenue accruals and deferrals in Note 5 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of regulatory assets for revenue accruals. Interest is accrued on the principal amounts of the revenue accruals and deferrals. The accrued interest is subject to rate recovery along with the principal amount of the revenue accrual or subject to refund through rates along with the principal amount of revenue deferrals in future periods.
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
Pensions and Postretirement
Accounting standards for defined benefit pension and other postretirement plans for rate-regulated entities allow for amounts that otherwise would have been recorded to AOCI to be recorded as regulatory assets or liabilities, as appropriate. As the unrecognized amounts recorded to these regulatory assets and liabilities are recognized, the amounts will be recovered from or returned to customers in future rates under our cost-based Formula Rates.
Accrued Asset Removal Costs
The carrying amount of the accrued asset removal costs represents the difference between incurred costs to remove property, plant and equipment and the estimated removal costs included and collected in rates. The portions of depreciation expense included in our depreciation rates related to asset removal costs are recorded as increases to the related regulatory liability or reductions to the related regulatory asset. Removal costs incurred increase the related regulatory asset or reduce the related regulatory liability. Our Regulated Operating Subsidiaries include these regulatory assets and liabilities as reductions or increases, respectively, to accumulated depreciation for rate-making purposes when determining rate base.
Income Taxes Refundable Due to Change in Federal Income Tax Rate
Under the Tax Cuts and Jobs Act of 2017, we were required to revalue our deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the act, which resulted in lower net deferred tax liabilities and the establishment of a net regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on a method associated with the related public utility property and returned to customers. During the years ended December 31, 2022 and 2021, we recorded $9 million and $8 million, respectively, of amortization related to the excess deferred taxes. The net regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment — net consisted of the following:

	December 31,
(In millions of USD)	2022	2021
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$12,039	$11,434
Construction work in progress	748	529
Capital equipment	127	96
Other	91	87
ITC Holdings and other	14	14
Total	13,019	12,160
Less: Accumulated depreciation and amortization	(2,382)	(2,199)
Property, plant and equipment, net	$10,637	$9,961
Additions to property, plant and equipment in-service and construction work in progress during 2022 and 2021 were due primarily to projects to upgrade or replace existing transmission plant and update grid security to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits such as our MVPs.

8.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2022	2021
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 4.05% Senior Notes, due July 1, 2023 (a)	250	250
ITC Holdings 3.65% Senior Notes, due June 15, 2024	400	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 2.70% Senior Notes, due November 15, 2022 (a)	—	500
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings 2.95% Senior Notes, due May 14, 2030	700	700
ITC Holdings 4.95% Senior Notes, due September 22, 2027	600	—
ITC Holdings Revolving Credit Agreement, due October 18, 2024	10	39
ITC Holdings Commercial Paper Program (a)	134	155
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	75
ITCTransmission 2.93% First Mortgage Bonds, Series I, due January 14, 2052	20	—
ITCTransmission 2.93% First Mortgage Bonds, Series J, due January 14, 2052	130	—
ITCTransmission Revolving Credit Agreement, due October 18, 2024	61	88
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, due January 15, 2049	50	50
METC 4.65% Senior Secured Notes, due July 10, 2049	50	50
METC 2.90% Senior Secured Notes, Series A, due August 3, 2051	75	75
METC 3.02% Senior Secured Notes, due October 14, 2055	150	150
METC 3.05% Senior Secured Notes, Series B, due May 10, 2052	75	—
METC Revolving Credit Agreement, due October 18, 2024	36	30
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024	75	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest 3.13% First Mortgage Bonds, Series J, due July 15, 2051	180	180
ITC Midwest 3.87% First Mortgage Bonds, Series K, due October 12, 2027	75	—
ITC Midwest 4.53% First Mortgage Bonds, Series L, due October 12, 2052	75	—
ITC Midwest Revolving Credit Agreement, due October 18, 2024	78	139
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150	150
ITC Great Plains Revolving Credit Agreement, due October 18, 2024	23	33
Other	3	3
Total principal	7,035	6,702
Unamortized deferred financing fees and discount	(44)	(39)
Total debt	$6,991	$6,663
____________________________
(a)As of December 31, 2022 and 2021 there was $384 million and $654 million, respectively, net of unamortized deferred financing fees and discount, of debt included within debt maturing within one year in the consolidated statements of financial position.

The annual maturities of debt as of December 31, 2022 are as follows:

(In millions of USD)
2023	$384
2024	683
2025	—
2026	400
2027	1,275
2028 and thereafter	4,293
Total	$7,035
ITC Holdings
Senior Unsecured Notes
On September 22, 2022, ITC Holdings completed the private offering of $600 million aggregate principal amount of unsecured 4.95% Senior Notes, due September 22, 2027. The Senior Notes are redeemable prior to August 22, 2027, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. The net proceeds from this offering, after discount and costs related to the issuance, were used to repay the $500 million aggregate principal amount of ITC Holdings 2.70% Senior Notes due November 15, 2022, to repay $89 million under ITC Holdings’ commercial paper program and for general corporate purposes. The Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013, as supplemented from time to time, including by the Sixth Supplemental Indenture, dated as of September 22, 2022.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2022, ITC Holdings had $134 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted average interest rate of 4.67% and weighted average remaining days to maturity of 11 days. The amount outstanding as of December 31, 2022 was classified as debt maturing within one year in the consolidated statements of financial position. As of December 31, 2021, ITC Holdings had $155 million of commercial paper issued and outstanding.
ITCTransmission
First Mortgage Bonds
On January 14, 2022, ITCTransmission issued $130 million of aggregate principal amount of 2.93% First Mortgage Bonds, Series J due January 14, 2052. The proceeds were used to repay existing indebtedness under the revolving credit agreement and intercompany loan agreement, to partially fund capital expenditures and for general corporate purposes. ITCTransmission also issued an additional $20 million of aggregate principal amount of 2.93% First Mortgage Bonds, Series I due January 14, 2052. The proceeds from the First Mortgage Bonds, Series I were used to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. All of ITCTransmission’s First Mortgage Bonds are issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
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
On August 3, 2021, METC issued $75 million of 2.90% Series A Senior Secured Notes, due August 3, 2051. The proceeds from the Series A Senior Secured Notes were used to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. All of METC’s

Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
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
The interest rate swaps qualified for cash flow hedge accounting treatment, and the cumulative pre-tax gain of $39 million was recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the term of the related debt. The swap settlement payment was recognized within cash flows from operating activities in the consolidated statements of cash flows. At December 31, 2022, ITC Holdings did not have any interest rate swaps outstanding. ITC Holdings had interest rate swaps outstanding with a total notional amount of $375 million at December 31, 2021.

Revolving Credit Agreements
At December 31, 2022, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity		Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$10	$390	(d)	5.69%	0.175%
ITCTransmission	100	61	39		5.44%	0.10%
METC	100	36	64		5.44%	0.10%
ITC Midwest	225	78	147		5.44%	0.10%
ITC Great Plains	75	23	52		5.44%	0.10%
Total	$900	$208	$692
____________________________
(a)Included within long-term debt in the consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
(d)ITC Holdings’ revolving credit agreement may be used for general corporate purposes, including to repay commercial paper issued pursuant to the commercial paper program described above, if necessary. While outstanding commercial paper does not reduce available capacity under ITC Holdings’ revolving credit agreement, the unused capacity under this agreement adjusted for the commercial paper outstanding was $256 million as of December 31, 2022.
9.    INCOME TAXES
For the years ended December 31, 2022, 2021 and 2020, our effective tax rates were 24.8%, 23.8% and 25.0%, respectively. Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Income tax expense at 21% federal statutory rate	$123	$112	$114
State income taxes (net of federal benefit) (a)	36	24	28
AFUDC equity	(6)	(5)	(4)
Amortization of revalued deferred federal income taxes	(9)	(9)	(2)
Valuation allowance	1	4	—
Other, net	1	1	—
Total income tax provision	$146	$127	$136
____________________________
(a) Amount for the year ended December 31, 2022 includes the impact of the remeasurement of certain deferred tax balances and NOLs for Iowa due to the corporate tax rate change discussed herein.

Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Current income tax expense (benefit)	$15	$—	$(2)
Deferred income tax expense	131	127	138
Total income tax provision	$146	$127	$136
On March 1, 2022, the governor of Iowa signed an act into law that contains provisions to reduce Iowa’s corporate tax rates if a certain threshold of the state’s annual net corporate income tax receipts is met. Adjustments to reduce the corporate income tax rate are calculated annually after the end of each fiscal year and may continue until the rate is 5.5%.
For Iowa’s fiscal year ended June 30, 2022, net corporate income tax receipts exceeded the prescribed threshold. On September 27, 2022, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 9.8% to 8.4%, effective January 1, 2023. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $7 million was recorded during the year ended December 31, 2022. In addition, a regulatory liability of $22 million was established as of December 31, 2022 to offset deferred taxes associated with rate base at ITC Midwest.
Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions of USD)	2022	2021
Property, plant and equipment	$(1,363)	$(1,274)
Federal income tax NOLs and other credits	5	49
Goodwill	(148)	(145)
Regulatory liability gross up due to change in federal income tax rate	125	131
Pension and postretirement liabilities	24	22
State income tax NOLs (net of federal benefit)	47	57
Valuation allowance	(5)	(4)
Other, net	12	3
Net deferred tax liabilities	$(1,303)	$(1,161)
Gross deferred income tax liabilities	$(1,542)	$(1,434)
Gross deferred income tax assets	244	277
Valuation allowance	(5)	(4)
Net deferred tax liabilities	$(1,303)	$(1,161)
We had federal income tax NOLs as of December 31, 2022. We expect to use our NOLs prior to their expirations. We also had state income tax NOLs as of December 31, 2022. While we expect to utilize the majority of these state NOLs prior to their expiration, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized and have recorded a valuation allowance accordingly.
10.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation, and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees, and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may adjust our funding as necessary based on consideration of federal funding requirements, the funded status of the plan, and other considerations as we deem appropriate. We made contributions to the retirement plan of $3 million in 2022 and $4 million in each of 2021 and 2020. We do not expect to contribute to the retirement plan in 2023.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $47 million and $54 million at December 31, 2022 and 2021, respectively, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. For the year ended December 31, 2022, we did not contribute to the supplemental benefit plans. For each of the years ended December 31, 2021 and 2020, we contributed $3 million to these supplemental benefit plans.
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”). We contributed $7 million, $8 million, and $10 million to the postretirement benefit plan in 2022, 2021, and 2020, respectively. We expect to contribute $2 million to the postretirement benefit plan in 2023.
Net periodic benefit costs by component for the pension plans and postretirement benefit plan were as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
(In millions of USD)	2022	2021	2020	2022	2021	2020
Service cost	$8	$9	$8	$12	$11	$11
Interest cost	4	3	4	4	3	4
Expected return on plan assets	(7)	(6)	(6)	(7)	(6)	(5)
Amortization of unrecognized loss/(gain)	1	1	1	(2)	—	—
Net benefit cost	$6	$7	$7	$7	$8	$10

The following table reconciles the obligations, assets, and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans in the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2022	2021	2022	2021
Change in Benefit Obligation:
Beginning projected benefit obligation / accumulated postretirement benefit obligation	$(160)	$(162)	$(127)	$(122)
Service cost	(8)	(9)	(12)	(11)
Interest cost	(4)	(3)	(4)	(3)
Plan amendments	—	—	—	—
Actuarial net gain	41	5	51	8
Benefits paid	7	7	2	1
Settlements	—	2	—	—
Ending projected benefit obligation / accumulated postretirement benefit obligation	(124)	(160)	(90)	(127)
Change in Plan Assets:
Beginning plan assets at fair value	117	107	140	120
Actual return on plan assets	(20)	10	(23)	13
Employer contributions	3	4	7	8
Benefits paid	(4)	(4)	(2)	(1)
Ending plan assets at fair value	96	117	122	140
Funded status, (underfunded)/overfunded	$(28)	$(43)	$32	$13
Accumulated benefit obligation:
Retirement plan	$(76)	$(99)	N/A	N/A
Supplemental benefit plans	(44)	(54)	N/A	N/A
Total accumulated benefit obligation	$(120)	$(153)	N/A	N/A
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(41)	$(52)	$—	$—
Other non-current assets	17	13	32	13
Other current liabilities	(4)	(4)	—	—
Total	$(28)	$(43)	$32	$13
Unrecognized Amounts in Non-Current Regulatory Assets:
Net actuarial loss	$8	$19	$—	$—
Net prior service cost	—	1	—	—
Total	$8	$20	$—	$—
Unrecognized Amounts in Non-Current Regulatory Liabilities:
Net actuarial (gain)	$(3)	$—	$(49)	$(29)
Net prior service cost/(credit)	1	—	(1)	(2)
Total	$(2)	$—	$(50)	$(31)
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the GAAP guidance on accounting for retirement benefits are recorded as a regulatory asset or regulatory liability on our consolidated statements of financial position, as discussed in Note 6. The amounts recorded as a regulatory asset or regulatory liability represent a net periodic benefit cost or credit to be recognized in our operating income in future periods. Our measurement of the accumulated benefit obligation for the postretirement benefit plan as of December 31, 2022 reflects anticipated future receipts of subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we have applied for beginning in 2023. This resulted in a reduction in the accumulated postretirement benefit obligation of $7 million as of December 31, 2022 related to benefits attributed to past services. Our measurement of the accumulated benefit obligation for the postretirement benefit plan as of December 31, 2021 does not reflect the potential receipt of any prescription drug subsidies.
The net actuarial gains for the year ended December 31, 2022 within the change in benefit obligation for both the pension plans and postretirement benefit plan are primarily the result of increases in the discount rates.
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
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2022	2021
Projected benefit obligation	$(45)	$(56)
Fair value of plan assets (a)	—	—
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
The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2022	2021
Accumulated benefit obligation	$(44)	$(54)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in other assets on our consolidated statements of financial position.
Actuarial assumptions used to determine the benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Weighted average discount rate	5.52%	2.86%	2.49%	5.65%	3.14%	2.94%
Weighted average interest crediting rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.75%	5.75%	6.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2030	2025	2025
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Weighted average discount rate — service cost	3.05%	2.77%	3.47%	3.32%	3.20%	3.80%
Weighted average discount rate — interest cost	2.44%	1.93%	2.91%	2.87%	2.50%	3.30%
Weighted average interest crediting rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	5.75%	6.00%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
Expected long-term rate of return on plan assets	5.90%	5.70%	6.00%	4.50%	4.30%	4.50%
At December 31, 2022, the projected benefit payments for the pension plans and postretirement benefit plan (including prescription drug benefits) calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions of USD)	Pension Plans	Postretirement Benefit Plan
2023	$9	$2
2024	9	2
2025	10	3
2026	10	3
2027	10	3
2028 through 2032	67	25
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
As of December 31, 2022 and 2021, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2022	2022	2021	2022	2021
Fixed income securities	50%	50%	50%	50%	50%
Equity securities	50%	50%	50%	50%	50%
Total	100%	100%	100%	100%	100%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2022 and 2021, there were no transfers between levels.
For the years ended December 31, 2022 and 2021, the fair value of retirement plan and postretirement benefit plan assets measured on a recurring basis at the Level 1 tier were as follows:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2022	2021	2022	2021
Mutual funds — U.S. equity securities	$38	$47	$59	$67
Mutual funds — international equity securities	10	12	3	3
Mutual funds — fixed income securities	48	58	61	70
Total	$96	$117	$123	$140
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $7 million for the year ended December 31, 2022 and $6 million for each of the years ended December 31, 2021 and 2020.
11.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2022 and 2021, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2022, were as follows:

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
As of December 31, 2022 and 2021, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 10. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other income and expense.
As of December 31, 2021, the assets related to derivatives consist of interest rate swaps as discussed in Note 8. The fair value of our interest rate swap derivatives is determined based on a DCF method using benchmark interest rates of LIBOR or SOFR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2022 and 2021.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $5,849 million and $6,995 million at December 31, 2022 and 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,649 million and $6,179 million at December 31, 2022 and 2021, respectively.
Revolving Credit Agreements
At December 31, 2022 and 2021, we had a consolidated total of $208 million and $329 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

12.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Balance at the beginning of period	$(2)	$(8)	$7
Derivative Instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $1 for the year ended December 31, 2022, $2 for the year ended December 31, 2021 and $1 for the year ended December 31, 2020) (a)	3	4	3
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $11 for the year ended December 31, 2022, $1 for the year ended December 31, 2021 and $8 for the year ended December 31, 2020)	26	2	(18)
Total other comprehensive income (loss), net of tax	29	6	(15)
Balance at the end of period	$27	$(2)	$(8)
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2023 is expected to be approximately $1 million (net of tax of less than $1 million). The reclassification is reported in interest expense on a pre-tax basis.
13.    SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Operation and maintenance expenses	$2	$2	$2
General and administrative expenses	9	32	23
Amounts capitalized to property, plant and equipment	8	9	7
Total share-based compensation costs	$19	$43	$32
Total tax benefit recognized in the consolidated statements of comprehensive income	$5	$9	$8
Long-Term Incentive Plans
Performance-Based Units
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

The following table shows the changes in PBUs during the year ended December 31, 2022:

Number of
Performance
Based Units
PBUs at December 31, 2021	899,092
Granted	283,063
Vested and paid out	(336,368)
Forfeited	(26,396)
PBUs at December 31, 2022	819,391
The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions of USD)	2022	2021
Accrued compensation	$19	$28
Other long-term liabilities	16	25
Total	$35	$53
The aggregate fair value of PBUs as of December 31, 2022 and 2021 was $46 million and $72 million, respectively. At December 31, 2022, $11 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.6 years.
Service-Based Units
The SBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock. The SBUs earn dividend equivalents which are also re-measured based on the price of Fortis common stock and settled in cash at the end of the vesting period.
The following table shows the changes in SBUs during the year ended December 31, 2022:

Number of
Service
Based Units
SBUs at December 31, 2021	689,812
Granted	220,640
Vested and paid out	(253,787)
Forfeited	(26,396)
SBUs at December 31, 2022	630,269
The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions of USD)	2022	2021
Accrued compensation	$9	$11
Other long-term liabilities	10	11
Total	$19	$22
The aggregate fair value of SBUs as of December 31, 2022 and 2021 was $27 million and $32 million, respectively. At December 31, 2022, $8 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.7 years.
Employee Share Purchase Plan
ITC employees are permitted to purchase common shares of Fortis stock under the Fortis ESPP. ITC Holdings also makes contributions as additional compensation to participating employees’ ESPP accounts. The cost of ITC Holdings’ contribution for the years ended December 31, 2022, 2021, and 2020 was less than $1 million, respectively.
14.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
As of December 31, 2022, ITC Holdings was a participant in the following jointly-owned substation assets and transmission lines:

(In millions of USD except for ownership interest)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress
Huntley Wilmarth (a)	50.0%	$57	$2	$—
Cardinal Hickory Creek (b)	45.5%	—	—	144
Other (c)
ITCTransmission	49.6%	29	19	—
METC	various	58	40	—
ITC Midwest	various	91	17	1
ITC Great Plains	49.0%	33	4	—
____________________________
(a)Jointly owned between ITC Midwest and Northern States Power Company.
(b)Jointly owned between ITC Midwest, American Transmission Company and Dairyland Power Cooperative.
(c)Jointly owned with various parties.
15.    RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had receivables from Fortis and such subsidiaries of $1 million and $2 million at December 31, 2022 and 2021, respectively, and payables to Fortis and such subsidiaries of $1 million and less than $1 million at December 31, 2022 and 2021, respectively.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. ITC Holdings had such expense for the year ended December 31, 2022 of $13 million and for the years ended December 31, 2021 and 2020 of $10 million. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were $2 million for each of the years ended December 31, 2022, 2021 and 2020.
Dividends
We paid dividends of $273 million, $232 million and $330 million during the years ended December 31, 2022, 2021 and 2020, respectively, to ITC Investment Holdings. ITC Holdings also paid dividends of $70 million to ITC Investment Holdings in January 2023.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the year ended December 31, 2022, we paid $11 million to ITC Investment Holdings associated with our income tax position. During year ended December 31, 2021, we did not make or receive any tax-related payments with ITC Investment Holdings. During the year ended December 31, 2020, we paid $2 million to ITC Investment Holdings for matters related to the State of Michigan income taxes.
During the year ended December 31, 2020 we received a payment of $2 million from FortisUS for a tax refund that originated prior to establishing the tax sharing agreement.

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
Financial Statement Impacts
As of December 31, 2021, we had recorded an aggregate current regulatory asset and liability of $1 million and less than $1 million, respectively, in the consolidated statements of financial position. These impacts reflect amounts owed from or due to customers under the terms outlined in the May 2020 Order and the November 2019 Order on the Initial Complaint and the periods subsequent to the September 2016 Order. During the year ended December 31, 2022, we received net settlement payments of less than $1 million owed from customers related to this matter. During the years ended December 31, 2021 and 2020, we refunded net settlement payments of $5 million and $31 million, respectively, due to customers related to this matter. As of December 31, 2022, there are no remaining regulatory assets or liabilities recorded related to this matter.
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
The recognition of the obligations associated with the MISO ROE Complaints resulted in the following impacts to the consolidated statements of comprehensive income:

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Revenue increase	$—	$—	$32
Interest expense decrease	—	—	(3)
Estimated net income increase	—	—	25
See Note 5 for a summary of our base ROE and incentive adders for transmission rates. As of December 31, 2022, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Purchase Obligations
At December 31, 2022, we had purchase obligations of $137 million representing commitments for materials, services and equipment that had not been received as of December 31, 2022, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $125 million is expected to be paid in 2023, with the majority of the items related to materials and equipment that have long production lead times.
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

Amended and Restated Easement Agreement. Under the Easement Agreement, Consumers Energy provides METC with an easement to the land on which a majority of METC’s transmission towers, poles, lines and other transmission facilities used to transmit electricity for Consumers Energy and others are located. The term of the Easement Agreement runs through December 31, 2050 and is subject to 10 automatic 50-year renewals thereafter unless METC gives notice of nonrenewal at least one year in advance. METC pays Consumers Energy $10 million in annual rent per year for the easement and also pays for any rentals, property, taxes, and other fees related to the property covered by the Easement Agreement. Payments to Consumers Energy under the Easement Agreement are charged to operation and maintenance expense in our consolidated statements of comprehensive income.
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
ITC Great Plains
Amended and Restated Maintenance Agreement. Sunflower and ITC Great Plains have entered into the Sunflower Agreement pursuant to which Sunflower has agreed to perform various field operations and maintenance services related to certain ITC Great Plains assets.
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.0%, 24.0% and 25.4%, respectively, or $310 million, $354 million and $375 million, respectively, of our consolidated billed revenues for the year ended December 31, 2022. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2020 revenue accruals and deferrals and exclude any amounts for the 2022 revenue accruals and deferrals that were included in our 2022 operating revenues but will not be billed to our customers until 2024. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

17.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated statements of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
(In millions of USD)	2022	2021	2020	2019
Cash and cash equivalents	$4	$5	$4	$4
Restricted cash included in:
Other non-current assets	2	2	2	2
Total cash, cash equivalents and restricted cash	$6	$7	$6	$6
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.
Supplementary Cash Flow Information

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$247	$237	$236
Income taxes paid	11	—	2
Income tax refunds received	—	—	2
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	117	140	135
Allowance for equity funds used during construction	37	30	27
Other	1	3	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2022, 2021 or 2020, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
18.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses.
Regulated Operating Subsidiaries
We aggregate our Regulated Operating Subsidiaries into one reportable operating segment based on their similar regulatory environment and economic characteristics, among other factors. They are engaged in the transmission of electricity within the United States, earn revenues from the same types of customers and are regulated by the FERC.

ITC Holdings and Other
Information below for ITC Holdings and Other consists primarily of a holding company whose activities include debt financings and general corporate activities. The other subsidiaries of ITC Holdings, excluding the Regulated Operating Subsidiaries, do not have significant operations.

	Regulated
	Operating	ITC Holdings	Reconciliations/
2022	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,503	$1	$(38)	$1,466
Depreciation and amortization	295	—	—	295
Interest expense, net	134	135	—	269
Income (loss) before income taxes	736	(148)	—	588
Income tax provision (benefit)	179	(33)	—	146
Net income	557	442	(557)	442
Property, plant and equipment, net	10,630	7	—	10,637
Goodwill	950	—	—	950
Total assets (a)	12,005	6,378	(6,252)	12,131
Capital expenditures	933	—	—	933

	Regulated
	Operating	ITC Holdings	Reconciliations/
2021	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,386	$1	$(38)	$1,349
Depreciation and amortization	231	1	—	232
Interest expense, net	123	129	(1)	251
Income (loss) before income taxes	691	(158)	—	533
Income tax provision (benefit)	173	(46)	—	127
Net income	518	406	(518)	406
Property, plant and equipment, net	9,954	7	—	9,961
Goodwill	950	—	—	950
Total assets (a)	11,317	6,134	(6,006)	11,445
Capital expenditures	841	—	(7)	834

	Regulated
	Operating	ITC Holdings	Reconciliations/
2020	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,333	$1	$(36)	$1,298
Depreciation and amortization	218	1	—	219
Interest expense, net	118	122	—	240
Income (loss) before income taxes	683	(140)	—	543
Income tax provision (benefit)	179	(43)	—	136
Net income	504	407	(504)	407
Property, plant and equipment, net	9,319	8	—	9,327
Goodwill	950	—	—	950
Total assets (a)	10,710	5,830	(5,715)	10,825
Capital expenditures	886	—	(1)	885
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Linda H. Apsey, 53. Ms. Apsey became President and Chief Executive Officer of the Company in November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our five Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s five Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc. The Board selected Ms. Apsey to serve as a director due to her position as President and Chief Executive Officer of the Company.
Leanne M. Bell, 62. Ms. Bell became a director of the Company in February 2022. Ms. Bell is a retired financial and power infrastructure expert with a portfolio of board work spanning the infrastructure space in both the United States and Europe. She has overseen the investment of more than $6 billion in global power infrastructure projects and companies. Before committing full time to non-executive board roles in 2014, Ms. Bell was Chief Financial Officer of Synergy Renewables LLC, Managing Director of Tiger Infrastructure Partners (formerly Lehman Brothers Global Infrastructure Partners) and Managing Director of GE Energy Financial Services. She currently sits on the boards of Ventient Energy Services Limited, Nassau Financial Group and Third Coast Midstream, LLC. She previously served on the board of Onward Energy Services from 2018 to 2020 and John Laing Group from 2020 to 2021. The Board selected Ms. Bell to serve as a director due to her expansive career in the financial and energy industries. Ms. Bell serves on the Audit and Risk Committee.
Robert A. Elliott, 67. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott has been a board member of UNS Energy Corporation, a subsidiary of Fortis, since 2014, serving as the Chair of the Board until 2021. Mr. Elliott currently serves on the board of directors of AAA Mountain West Group and has served since 2016. He is the Chair of the board of directors of AAA Auto Club Partners. He previously served on the board of directors of AAA Auto Club Partners from 2017 to 2022 and AAA Arizona Inc. from 2007 to 2016. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors. Mr. Elliott serves as Chairperson of the Audit and Risk Committee, and the Board has determined that Mr. Elliott is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Debora M. Frodl, 57. Ms. Frodl became a director of the Company in August 2020. Ms. Frodl is the founder of DF Strategies, a strategic consultancy firm in Minneapolis, MN, since 2018. She previously enjoyed a 28-year career at General Electric, where she most recently was Global Executive Director, Ecomagination from December 2012 to December 2017. Ms. Frodl gained over twenty years of senior executive experience at GE Capital, serving in roles including Senior Vice President and CEO and President. Ms. Frodl formerly served on the board of Renewable Energy Group from March 2018 to June 2022, Spruce Power Holdings (formerly XL

Fleet Corporation) from May 2018 to December 2022 and Spring Valley Acquisition Corporation from November 2020 to May 2022. Since 2014, Ms. Frodl has served as an ambassador for the US Department of Energy’s Clean Energy, Education & Empowerment for Women Initiative. She also serves on the Advisory Board for the National Renewable Energy Lab, Joint Institute of Strategic Energy Analysis and University of Minnesota, Institute on the Environment. The Board selected Ms. Frodl to serve as a director due to her career in the energy industry, and her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business. Ms. Frodl serves on the Governance and Human Resources Committee.
Lt. Gen. Ronnie Hawkins, Jr., USAF, Retired, 67. Lt. Gen. Hawkins, Jr. became a director of the Company in June 2020. Lt. Gen. Hawkins Jr. was appointed as President of Angelo State University, which is part of the Texas Tech University System, in 2020. Lt. Gen. Hawkins Jr. is also the President and CEO of the Hawkins Group, a consultancy focusing on digital, information technology and cybersecurity challenges for Fortune 500 clients and the U.S. Government. He founded the Hawkins Group in 2015 after serving more than a 37-year decorated career in the United States Air Force, which included leadership roles in critical infrastructure and key information systems used by the Department of Defense and its coalition partners. The Board selected Lt. Gen. Hawkins Jr. due to his vast knowledge of cybersecurity and information systems as well as his leadership experience. Mr. Hawkins serves on the Governance and Human Resources Committee.
David G. Hutchens, 56. Mr. Hutchens became a director of the Company in January 2021. Mr. Hutchens is the President and Chief Executive Officer of Fortis and has served as such since January 2021. Prior to his current position, Mr. Hutchens was appointed to Chief Operating Officer of Fortis in January 2020 while concurrently serving as the Chief Executive Officer of UNS Energy Corporation, a position in which he held since May 2014. Mr. Hutchens also served as Executive Vice President, Western Utility Operations with Fortis from 2018 to 2020. His career in the energy sector spans more than 25 years, having held a variety of positions at electric and gas utilities in Arizona. He currently serves as a director of Fortis Inc. and the Fortis utility subsidiary FortisBC and previously served on the UNS Energy Corporation board from 2013 to 2020 and the Fortis Alberta board from 2016 to 2022. The Board selected Mr. Hutchens to serve based on his relevant business and leadership experience and because he is a director representative of Fortis. Mr. Hutchens serves on the Governance and Human Resources Committee.
James P. Laurito, 66. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito retired from Fortis in December 2021. He previously served as Fortis’ Executive Vice President, Business Development since April 2016 and as Chief Technology Officer from 2018 until his retirement. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito formerly served as a director of the Fortis Inc. subsidiaries Central Hudson Gas & Electric Corporation, Newfoundland Power, and UNS Energy. He currently serves on the boards of Bowman Consulting Group, where he serves as Chair of the Compensation Committee, Belize Electricity Ltd., and Stone Mountain Technologies, Inc. He is also an Operating Partner with Energy Impact Partners, LP, and an Industry Advisor to EQT Partners, Inc. The Board selected Mr. Laurito to serve due to his expansive background in the utility industry and his regulatory knowledge. Mr. Laurito serves on the Governance and Human Resources Committee.
Jocelyn H. Perry, 52. Ms. Perry became a director of the Company in January 2022. Ms. Perry has served as Fortis’ Executive Vice President and Chief Financial Officer since 2018. Previously, Ms. Perry was the President and Chief Executive Officer of Fortis’ Newfoundland Power subsidiary from 2017 to 2018 and as its Chief Operating Officer from 2016 to 2017. Ms. Perry currently serves on the board of Fortis’ subsidiary UNS Energy Corporation and previously served on the board of FortisBC from 2019 to 2022. The Board selected Ms. Perry to serve based on her relevant business and leadership experience and because she is a director representative of Fortis. Ms. Perry serves on the Audit and Risk Committee.
Sandra E. Pierce, 64. Ms. Pierce was appointed as Chair of the Board of Directors of the Company in May 2020 and has served as a director of the Company since January 2017. Ms. Pierce is Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit

Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Barton Malow Enterprises, Penske Automotive Group and American Axle & Manufacturing, Inc. She also serves as the vice chair of Business Leaders of Michigan, chair of Henry Ford Health Foundation and chair of Detroit Economic Club. Previously, Ms. Pierce served as chair of the Detroit Financial Advisory Board and chair of Henry Ford Health System. Ms. Pierce was appointed by Governor Whitmer to Michigan State University’s Board of Trustees in December 2022. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 67. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Prust serves on the Audit and Risk Committee and the Board has determined that Mr. Prust is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
A. Douglas Rothwell, 66. Mr. Rothwell became a director of the Company in October 2017. Mr. Rothwell served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100 CEOs from 2005 through 2020. Mr. Rothwell currently chairs the University of North Carolina at Chapel Hill’s (“UNC”) Ackland Museum board in addition to serving as an Executive Residence for Economic Development at UNC. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business. Mr. Rothwell serves as the Chair of the Governance and Human Resources Committee.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 53. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 48. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Ms. Holloway currently serves on the Board of Directors for the Fortis subsidiary, Caribbean Utilities Company, where she is also a member of the Audit Committee. Ms. Holloway also serves as a member of the Finance & Audit Committee for the Children’s Hospital of Michigan Foundation, a member of Women Thrive Advisory Board and a member of the Board of Directors of Inforum.
Jon E. Jipping, 56. Jon E. Jipping has served as Executive Vice President since February 2022. He was named Executive Vice President and Chief Operating Officer in June 2007 and was responsible for transmission system planning, system operations, engineering, supply chain, field construction and maintenance, and information technology. Mr. Jipping joined the Company as Director of Engineering in March 2003, was appointed Vice President - Engineering in 2005 and was named Senior Vice President in February 2006. Mr. Jipping currently serves on the board of Wataynikaneyap Power PM Inc., an entity owned by

FortisOntario, Inc., a subsidiary of Fortis, which was created to develop and operate transmission to connect remote First Nation communities to the electrical grid in northwestern Ontario, Canada. He was appointed to the Michigan Technological University Board of Trustees as a Board Member in 2020. As noted in our Current Report on Form 8-K filed with the SEC on December 6, 2022, Mr. Jipping has announced his resignation as Executive Vice President and retirement from the Company, effective March 3, 2023.
Brian Slocum, 46. Mr. Slocum was named Senior Vice President and Chief Operating Officer in February 2022. In his role, Mr. Slocum is responsible for the Company’s system operations, planning, engineering, supply chain, field construction and maintenance, and information technology. Mr. Slocum joined the Company in 2003 and held various engineer positions before being promoted to Director of Engineering in 2008. He was named Vice President of Engineering in 2011 and was appointed to Vice President of Operations in February 2015. Mr. Slocum serves on the board for Ascension Providence Foundation and the advisory board for North American Transmission Forum and the Michigan Intelligence Operations Center for Homeland Security. He is the Chair of the Reliability Issues Steering Committee of NERC.
Christine Mason Soneral, 50. Christine Mason Soneral has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since October 2020. She was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. She is responsible for all corporate legal affairs and the leadership of our legal department, which includes the legal, real estate, contract administration and corporate compliance functions. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral served on the board of Citizens Research Council, a privately funded, not-for-profit public affairs research organization from 2014 to 2020. Ms. Mason Soneral also currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and is a Co-Founder and Director of Michigan State University’s Women’s Leadership Institute.
Krista K. Tanner, 48. Ms. Tanner has served as our Senior Vice President and Chief Business Officer since February 2019. Ms. Tanner is responsible for strategic direction, customer service, local government and community affairs and financial performance for four of the Company’s operating subsidiaries: ITC Midwest, ITC Great Plains, ITCTransmission and METC. In addition, she is responsible for federal regulatory and legislative affairs and marketing and communications. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Prior to working at Alliant Energy, Ms. Tanner was a state regulatory commissioner on the Iowa Utilities Board from 2007 - 2011. Ms. Tanner previously served as a member of the Board of Directors of the Midwest Reliability Organization from 2017 to 2019. Ms. Tanner currently serves as a member of the Board of Directors of Delta Dental of Iowa and a member of the Board of Directors for the American Clean Power Association.
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
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2022. We refer to these individuals collectively as the “named executive officers” (or “NEOs”).
The Company’s named executive officers for 2022 were:

Name	Position
Linda H. Apsey	President and Chief Executive Officer
Gretchen L. Holloway	Senior Vice President and Chief Financial Officer
Jon E. Jipping	Executive Vice President
Christine Mason Soneral	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Krista Tanner	Senior Vice Present and Chief Business Officer
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
The Committee made the following decisions with regard to executive compensation in 2022:
•Base salary increases. Base salary increases were provided to each of our NEOs in 2022 to reward individual performance and to remain competitive and aligned with market.
•Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2022 performance of approximately 160% of target. This was based on achieving 90% of the performance targets established under the ACPB in early 2022 and achievement of certain performance factors which resulted in a bonus multiplier of 1.78x. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”
•Long-term equity incentives. We granted long-term equity incentive awards to our NEOs in January 2022. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.
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
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2022, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered compensation plan design and administration/governance risk.
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
Our compensation strategy is to target compensation at the median (50th percentile) of the energy services benchmark data, plus or minus 20%, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. The Committee adopted this strategy in October 2019. In November 2021, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 25th, 50th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs varied with certain executives positioned with the targeted competitive range, and in some cases, exceeded the targeted competitive position. Competitive positioning reflects median base salaries and above median target bonus and long-term equity incentive opportunities. The Committee continues to monitor and balance competitive practices, talent needs and cost considerations when setting compensation.
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
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2022 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In setting executive compensation levels, the Committee retained full discretion to consider or disregard data collected through benchmarking studies. In addition to the market data, compensation decisions also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors.
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
The 2022 base salaries for the NEOs, including any year-over-year change, were:

NEO	2021 Base Salary	2022 Base Salary	Percent Increase
Linda H. Apsey	$840,500	$865,000	2.9%
Gretchen L. Holloway	411,700	422,000	2.5%
Jon E. Jipping	597,500	606,500	1.5%
Christine Mason Soneral	399,800	409,800	2.5%
Krista Tanner	354,900	370,900	4.5%
Ms. Tanner’s higher percentage increase reflects her expanding role and responsibilities.
Annual Corporate Performance Bonus
Early each year, the Committee approves our ACPB goals and targets, which are based on key Company objectives relating to operational excellence and superior financial performance. The corporate performance goals and targets were designed to align the interests of customers, the shareholder and management, and encourage teamwork and coordination among all of our executives and employees with a common focus on the growth and success of the Company.

The ACPB goals were individually weighted. Weights were assigned to each goal based on areas of focus during the year and difficulty in achieving target performance. Weights were also assigned so that there was a balance between operational and financial goals. Each goal operated independently, and, for most goals, there was not a range of acceptable performance; if a goal was not achieved, there was no payout for that goal. Where performance goals were stated in a range, the threshold goals were generally expected to be achieved while the maximum goals were considered “stretch” goals with lower expectation of achievement. The bonus goal targets were designed to be challenging to meet, while remaining achievable.
For 2022, the ACPB consisted of four primary measurement categories: Financial, Safety & Compliance, Culture, and System Performance. System Performance represented 60% of the target bonus opportunity, reflecting the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
Target levels for the corporate performance goals were determined based on our annual and long-term strategic plans, historical performance, expectations for future growth and desired improvement over time. Our safety, operations and security goals were established to deliver high performance in core company operations. Benchmarks and metrics were used in connection with these goals to establish a level of performance in the top decile or quartile within our industry. Likewise, our security goals led to the deployment of industry leading practices resulting in a generally enhanced security posture.
Corporate performance goal criteria approved by the Committee for 2022, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.
Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2022 Results	Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is based on the 2022 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $161M.	10%	$141M	10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from our Regulated Operating Subsidiaries.	Target is based on the 2022 Board-approved budget. Adjusted Net Income at or above $544M to achieve 10%; Adjusted Net Income at or above $517M to achieve 5%.	5% - 10%	$554M	10%
Total				20%		20%

Safety & Compliance goals represented 15% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Security.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2022 Results	Actual Payout
Safety & Compliance 15% Maximum Potential Payout	Safety as measured by lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents remained the same as prior years and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 2 or fewer lost work day cases for injuries to Company employees and specified contract employees.	5%	1	5%
	Safety as measured by recordable incidents	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents was reduced by 1 from prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 7 or fewer recordable incidents for injuries to Company employees and specified contract employees.	5%	0	5%
	Security	Maintaining cyber security is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and helping protect our most important assets. Implementation of the 2022 Cyber Security Plan, as presented to and approved by the Board of Directors.	5%	Completed	5%
Total				15%		15%

The Culture goal represents 5% of the total maximum annual bonus target and includes the implementation of specific inclusion and diversity goals.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2022 Results	Actual Payout
Culture 5% Maximum Potential Payout	Inclusion and Diversity	Supporting an inclusive and diverse culture creates an environment that respects the contributions and differences of every individual and drives business success.	Goal focused on education and awareness activities. Active employees complete a minimum of two (2) inclusion and diversity education and awareness activities.	5%	Completed	5%
Total				5%		5%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2022 Results	Actual Payout
System Performance 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target reduced by 1 for ITC Transmission and by 2 for ITC Midwest, unchanged from prior year for METC; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (12 or fewer, representing top decile performance); METC (23 or fewer, representing top decile performance); ITC Midwest (57 or fewer, representing top decile performance, no more than 46 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 18 METC - 24 ITC Midwest - 41/32	5%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2022 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (10) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $92M.	15%	All high priority Field O&M initiatives completed under budget at $86M	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2022, with a threshold level also established. Complete $802M of the 2022 Capital Project Plan to achieve 30%; Complete $760M to achieve 15%.	15 - 30%	$912M	30%
Total				60%		50%

Total Bonus (as a percent of target bonus level)				100%		90%
____________________________
(1)We utilize adjusted net income as a criterion in measuring achievement of financial goals for our ACPB. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries as follows:

(In millions of USD)	2022
Net income of Regulated Operating Subsidiaries	$557
Adjustments related to income taxes	(3)
Adjusted net income	$554
Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, in 2022 we included a performance factor under which their ACPB payouts could be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Maximum	Achievement	Multiplier	Weight	Result
Capital Project Plan	$844M	$912M	$912M	2.00x	30%	0.60x
Adjusted Consolidated Net Income (1)	$438M	$460M	$450M	1.75x	30%	0.53x
Strategic Plan Objectives	Create 6 Objectives	Achieve 4 Objectives	Achieved 2 Objectives	1.50x	30%	0.45x
Inclusion & Diversity Plan	Achieve 1 Goal	Achieve 3 Goals	Achieved 3 Goals	2.00x	10%	0.20x
Bonus Multiplier						1.78x
____________________________
(1)We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(In millions of USD)	2022
Net income	$442
Adjustments related to income taxes	7
Other	1
Adjusted consolidated net income	$450
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100% to a maximum of 200% of target. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.78x. This performance factor was applied to the ACPB factor of 90% to produce a final payment of approximately 160% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels.” Target bonus levels for 2022 were 100% of base salary for each NEO.
Long-Term Equity Incentive
The Committee provides and maintains a long-term equity incentive program under the 2017 Omnibus Plan, the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan. In February 2022, the Committee approved grants of SBUs and PBUs to the NEOs, based on our CEO’s recommendation (except for grants to the CEO), and also on the Committee’s assessment of the performance of the Company and the executive. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs have a three-year performance period and can be earned for results in three separate measures, Total Shareholder Return (relative to Fortis’ peer group) weighted at 45%, ITC cumulative consolidated net income weighted at 45% and Fortis Carbon Reduction Performance weighted at 10%. These PBU metrics were selected because Total Shareholder Return aligns with the Fortis shareholder experience, cumulative consolidated net income measures our sustained growth (organic and development), cost management and efficiency and carbon reduction performance supports a corporate-wide goal of 75% reduction in Scope 1 emissions by 2035. Each unit is generally equivalent to one share of Fortis stock (as traded on the Toronto Stock Exchange) and earned PBU units are payable in cash and earned SBU units are payable in cash or Fortis common stock. SBUs vest over the same three-year performance period based on service. Awards to the CEO were also presented to the Board of Directors by the Committee and ratified by the Board of Directors (other than the CEO). The amounts and more detailed terms of the 2022 SBU and PBU grants made under the Fortis Inc. 2020 Restricted Share Unit Plan and the Executive Omnibus Plan are described in the narrative following the Grants of Plan-Based Awards Table. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism, and further align the interests of the NEOs with the interests of the Fortis shareholders. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2022 awards were made, the award values were targeted to be:

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
The securities that qualify for the purpose of determining compliance with the policy are common shares of Fortis stock and the executive’s outstanding SBU awards. Share ownership levels include Fortis securities beneficially owned: (i) in a trust; (ii) by the executive’s spouse; and (iii) by the executive’s minor children. Any executive that fails to maintain minimum stock ownership under these guidelines will not be eligible for future equity-based compensation awards until the later of (i) the end of the one-year period commencing on the date of such failure or (ii) such time as the executive is again in compliance with the guidelines. As of December 31, 2022, each of the NEOs was in compliance with this policy.
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
Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, President & CEO	2022	$864,999	$2,162,565	$1,385,730	$—	$150,088	$4,563,382
	2021	843,732	2,086,868	1,370,015	184,341	100,652	4,585,608
	2020	819,630	2,036,614	1,151,376	359,039	84,625	4,451,284

Gretchen L. Holloway SVP & CFO	2022	422,000	738,532	676,044	—	39,579	1,876,155
	2021	413,284	715,560	671,071	101,514	36,871	1,938,300
	2020	399,570	695,003	561,296	181,670	36,936	1,874,475

Jon E. Jipping, EVP & COO	2022	606,500	1,061,383	971,613	—	39,399	2,678,895
	2021	599,799	1,038,492	973,925	211,095	38,499	2,861,810
	2020	589,347	1,023,422	826,564	522,326	38,199	2,999,858

Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2022	409,799	717,154	656,500	—	40,637	1,824,090
	2021	401,377	694,865	651,674	94,802	38,746	1,881,464
	2020	396,285	688,169	555,793	200,948	35,950	1,877,145

Krista Tanner, SVP & CBO	2022	370,900	649,076	594,182	—	36,726	1,650,884
	2021	356,265	616,837	578,487	94,877	36,113	1,682,579
	2020	339,797	593,288	479,176	123,653	34,620	1,570,534
____________________________
(1)    The amounts reported in this column represent the grant date fair value of PBU awards and SBU awards granted to the NEOs under the 2017 Omnibus Plan, the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718.
The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the payout of the performance (which approximates target achievement), and market conditions. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash, see “Grants of Plan-Based Awards.” The value of the 2022 PBU awards at the grant date assuming that the highest level of performance conditions will be achieved are as follows:

Ms. Apsey	$2,883,380
Ms. Holloway	984,703
Mr. Jipping	1,415,143
Ms. Mason Soneral	956,180
Ms. Tanner	865,409
(2)    The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our ACPB in effect for each of 2022, 2021 and 2020. For information regarding the corporate goals for 2022, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."
(3)    All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 2.74% in 2020, 3.01% for 2021 and 5.57% for 2022. Due to the 256 basis point increase in discount rates during 2022, the change in present value declined since 12/31/2021 and therefore the 2022 reported change in pension values are zero for all.
(4)    All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, event tickets, personal liability insurance, personal use of company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2022, 2021 and 2020 are itemized in the table below as required by applicable SEC rules.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Other Benefits	Total
Linda H. Apsey	2022	$18,300	$104,603	$27,185	$150,088
	2021	17,400	54,461	28,791	100,652
	2020	17,100	40,440	27,085	84,625

Gretchen L. Holloway	2022	18,300	—	21,279	39,579
	2021	15,550	—	21,321	36,871
	2020	15,450	—	21,486	36,936

Jon E. Jipping	2022	18,300	—	21,099	39,399
	2021	17,400	—	21,099	38,499
	2020	17,100	—	21,099	38,199

Christine Mason Soneral	2022	18,300	—	22,337	40,637
	2021	15,550	—	23,196	38,746
	2020	15,450	—	20,500	35,950

Krista Tanner	2022	15,357	—	21,369	36,726
	2021	14,659	—	21,454	36,113
	2020	14,120	—	20,500	34,620
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

Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2022.

Name	Grant Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	1/1/2022	SBU	$—	$—	$—	—	—	—	14,962	$720,875
	1/1/2022	PBU	—	—	—	14,962	29,923	59,846	—	1,441,690
		ACPB	—	865,000	1,730,000	—	—	—	—	—

Gretchen L. Holloway	1/1/2022	SBU	—	—	—	—	—	—	5,110	246,181
	1/1/2022	PBU	—	—	—	5,110	10,219	20,438	—	492,351
		ACPB	—	422,000	844,000	—	—	—	—	—

Jon E. Jipping	1/1/2022	SBU	—	—	—	—	—	—	7,344	353,812
	1/1/2022	PBU	—	—	—	7,343	14,686	29,372	—	707,571
		ACPB	—	606,500	1,213,000	—	—	—	—	—

Christine Mason Soneral	1/1/2022	SBU	—	—	—	—	—	—	4,962	239,064
	1/1/2022	PBU	—	—	—	4,962	9,923	19,846	—	478,090
		ACPB	—	409,800	819,600	—	—	—	—	—

Krista Tanner	1/1/2022	SBU	—	—	—	—	—	—	4,491	216,371
	1/1/2022	PBU	—	—	—	4,491	8,981	17,962	—	432,705
		ACPB	—	370,900	741,800	—	—	—	—	—
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
(2)    Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2022 Fortis peer group, (2) cumulative consolidated net income for each fiscal year during the performance period and (3) Fortis’ carbon reduction performance during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding performance share awards, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”
(3)    Grant Date Fair Value consists of SBUs and PBUs awarded under the Fortis Inc. 2020 Restricted Share Unit Plan and Executive Omnibus Plan, respectively, with a grant date of January 1, 2022. The SBUs and PBUs reflected here are recorded at fair value at the date of grant, which was $48.18 per share. Share fair values were converted from Canadian Dollars to US Dollars using the “Award Conversion Rate” defined in the plans.
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

The Committee had the power to award SBUs in the form of equity or cash under the Fortis Inc. 2020 Restricted Share Unit Plan and PBUs in the form of equity or cash under the Executive Omnibus Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2022 to the NEOs were made under their respective plans pursuant to terms stated in the SBU and PBU award agreements.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO on January 1, 2022 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on January 1, 2025 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. 45% of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”), 45% of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”) and 10% of the Target Number of PBUs shall be related to the Fortis Carbon Reduction Performance goal (the “CRP goal”). The PBUs will become earned as set forth in the following table:

Measurement Category	Goal at Threshold	Shares at Threshold	Goal at Target	Shares at Target	Goal at Maximum	Shares at Maximum
Fortis Total Shareholder Return	30th percentile	50% of TSR Target Units	50th percentile	100% of TSR Target Units	85th percentile	200% of TSR Target Units
Cumulative Consolidated Net Income	99% of Target	50% of CCNI Target Units	100% of Target	100% of CCNI Target Units	103% of Target	200% of CCNI Target Units
Fortis Carbon Reduction Performance	Reduction of 5M tonnes	50% of CRP Target Units	Reduction of 6.7M tonnes	100% of CRP Target Units	Reduction of 10M tonnes	200% of CRP Target Units
The performance period for the award is January 1, 2022 through December 31, 2024 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2022 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following 25 U.S. and Canadian public utility companies:

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
“Retirement” is defined to mean termination of grantee’s employment with the Company upon or after completing 10 years of service with the Company after attaining the age of 45 if the grantee has provided the Company with at least ninety days’ written notice of such retirement.
Upon a “Change of Control,” as defined in the Executive Omnibus Plan, the Governance and Human Resources Committee may provide for appropriate settlements of the outstanding PBUs or for the continuing entity or successor to assume the outstanding PBUs by providing replacement awards (“Replacement Awards”), that are substantially equivalent to the terms of the PBUs held prior to the Change in Control, on the effective date of the consummation of the event resulting in the Change of Control (the “Change of Control Redemption Date”). The Replacement Awards must be substantially equivalent to the value and terms of the PBUs held prior to the Change of Control and must include conditions that provide for payout if there is an involuntary employment action within 24 months following the Change of Control. In the event of a Change of Control and an involuntary employment action within 24 months following a Change of Control, the payout percentage for the Replacement Awards should be calculated as the greater of (i) target level performance and (ii) the actual performance level achieved had the Payment Criteria Period ended on the involuntary employment action date. In the event of a Change of Control and the PBUs are settled and not substituted with Replacement Awards, the payout percentage for outstanding PBUs is the product of (i) the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in the Payment Criteria Period for the award through the date on which the Change of Control occurred and the denominator of which is the total number of days in the payment criteria period for the award.

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
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on January 1, 2022 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest upon the earlier of (i) January 1, 2025 (the “SBU Vesting Date”) or (ii) the grantee's death, disability or “Retirement.” If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for 15 years or more, the grantee will receive, the number of SBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive a prorated number of SBUs to reflect the actual period between the SBU Grant Date and the date of the grantee’s death, disability or Retirement. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability or Retirement, the grantee will forfeit the award.
“Retirement” is defined in the same manner as defined in the description of the PBU Agreement disclosed above.
Upon a “Change of Control,” as defined in the Fortis Inc. 2020 Restricted Share Unit Plan, the Fortis Human Resources Committee may provide for appropriate settlements of the outstanding SBUs or for the continuing entity or successor to assume the outstanding SBUs by providing Replacement Awards that are substantially equivalent to the terms of the SBUs held prior to the Change in Control, on the effective date of the consummation of the event resulting in the Change of Control. The Replacement Awards must be substantially equivalent to the value and terms of the SBUs held prior to the Change of Control and must include conditions that provide for payout if there is an involuntary employment action within 24 months following the Change of Control. In the event of a Change of Control and an involuntary employment action within 24 months following a Change of Control, the Replacement Awards should payout no later than 10 business days following the involuntary employment action date. In the event of a Change of Control and the SBUs are settled and not substituted with Replacement Awards, the SBUs share become vested and payout on the date of the Change of Control based on the market price as of the date immediately prior to the Change of Control.
Grantees are entitled to receive additional SBUs equal to the “dividend equivalent” when a cash dividend is paid on common shares of Fortis stock (each a “Common Share”). Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of SBUs in the grantee’s account on the date that the dividends are paid, including SBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid, converted to U.S. dollars based on the Award Conversion Rate. All “dividend equivalent” SBUs shall have a SBU Vesting Date which is the same as the SBU Vesting Date for the SBUs in respect of which such additional SBUs are credited.
The SBU Agreement provides that the grantee may elect to have their SBU awards vest as common shares of Fortis Inc. stock or cash payment. If the grantee does not satisfy their share holding requirement stated in the Stock Ownership Policy, 50% of the SBU awards must settle in common shares of Fortis Inc. stock.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2022 held by the NEOs. For presentation purposes, fractional units have been rounded to the nearest whole unit.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)		(c)	(d)		(e)
Linda H. Apsey	18,281	(2)	$731,990	—		$—
	60,692	(3)	2,430,105	—		—
	18,355	(4)	734,943	73,427	(5)	2,940,006
	15,527	(6)	621,684	62,104	(7)	2,486,635

Gretchen L. Holloway	6,239	(2)	249,792	—		—
	20,711	(3)	829,288	—		—
	6,294	(4)	251,997	25,177	(5)	1,008,101
	5,302	(6)	212,307	21,209	(7)	849,211

Jon E. Jipping	9,187	(2)	367,843	—		—
	30,498	(3)	1,221,141	—		—
	9,134	(4)	365,723	36,540	(5)	1,463,057
	7,621	(6)	305,128	30,480	(7)	1,220,423

Christine Mason Soneral	6,177	(2)	247,342	—		—
	20,508	(3)	821,121	—		—
	6,112	(4)	244,713	24,449	(5)	978,938
	5,149	(6)	206,169	20,595	(7)	824,613

Krista Tanner	5,326	(2)	213,246	—		—
	17,680	(3)	707,902	—		—
	5,425	(4)	217,230	21,704	(5)	869,016
	4,660	(6)	186,599	18,640	(7)	746,331
____________________________
(1)Value was determined by multiplying the number of units that have not vested by the closing price of Fortis common stock on the NYSE as of December 30, 2022 ($40.04).
(2)These unvested SBUs were granted in 2020 and generally vest on January 1, 2023. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(3)These unvested PBUs were granted in 2020 and earned with respect to the applicable performance measures during the three-year performance period started January 1, 2020 and ended December 31, 2022. These PBU numbers include the original grant plus dividend equivalent units earned. Such PBUs vested on January 1, 2023, and the Committee certified the achievement of 166% of the applicable performance goals on January 30, 2023.
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
(6)These unvested SBUs were granted in 2022 and generally vest on January 1, 2025. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(7)These unvested PBUs were granted in 2022 and generally vest on January 1, 2025. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
The PBU grants made to NEOs were made pursuant to the Executive Omnibus Plan and the SBU grants made to NEOs were made pursuant to the Fortis Inc. 2020 Restricted Share Unit Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.
Stock Vested
As previously disclosed, beginning in 2020 the standard vesting date for awards of SBUs and PBUs changed from December 31 to January 1. Consequently, no SBUs or PBUs vested during 2022. See “Outstanding Equity Awards at Fiscal Year-End” for information with respect to SBUs and PBUs that have a vesting date of January 1, 2023 or later.
Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	28.59	$459,255	N/A
	ESRP Shift	N/A	35,400	N/A
	Total Qualified Plan		494,655	N/A
	ESRP	19.83	2,271,815	N/A

Gretchen L. Holloway	Cash Balance Component	18.95	294,581	N/A
	Total Qualified Plan		294,581	N/A
	ESRP	7.91	491,386	N/A

Jon E. Jipping	Traditional Component	32.03	1,715,730	N/A
	Total Qualified Plan		1,715,730	N/A
	ESRP	17.92	1,957,574	N/A

Christine Mason Soneral	Cash Balance Component	15.29	302,215	N/A
	Total Qualified Plan		302,215	N/A
	ESRP	15.28	846,318	N/A

Krista Tanner	Cash Balance Component	8.14	146,230	N/A
	Total Qualified Plan		146,230	N/A
	ESRP	8.14	365,690	N/A
____________________________
(1)    Credited service is estimated as of December 31, 2022 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.
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
(2)    The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2022 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2022. The rate at which future expected benefit payments were discounted in calculating present values was 5.57%, the same rate used for fiscal year-end 2022 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 3.55% for 2023 and 4.00% thereafter.
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
Benefits provided under the Qualified Plan are based on compensation up to a compensation limit under the Internal Revenue Code (which was $305,000 in 2022 and is indexed in future years). In addition, benefits provided under the Qualified Plan may not exceed a benefit limit under the Internal Revenue Code (which was $245,000 payable as a single life annuity beginning at normal retirement age in 2022).
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
Mr. Jipping’s annual accrued benefit payable in monthly installments as an annuity for his lifetime, beginning at age 60, is approximately $137,000. He is fully vested.
Cash Balance Component of Qualified Plan
Mses. Apsey, Holloway, Mason Soneral and Tanner participate in the cash balance component of the Qualified Plan. The benefits are stated as a notional account value.
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the same compensation limit as applied under the traditional component of the Qualified Plan ($305,000 in 2022). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.

Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway, Mason Soneral and Tanner are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2022 is approximately $497,000, Ms. Holloway’s is approximately $343,000, Ms. Mason Soneral’s is approximately $342,000, Ms. Tanner is approximately $169,000.
The ESRP provides notional account accruals similar to the cash balance component of the Qualified Plan. The “compensation credit” to the NEO’s notional account, analogous to the contribution credit in the cash balance component of the Qualified Plan, is equal to 9% of base salary plus actual bonus earned under the Company’s ACPB plan. The “investment credit,” analogous to the interest credit in the cash balance component of the Qualified Plan, is similarly based on 30-year Treasury rates.
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
Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2022, although previous shifts have continued to earn interest credits. As of year-end 2022, her ESRP shift balance was approximately $38,000.
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
Each year, a NEO’s account is increased by a “compensation credit” equal to 9% of pay. For this purpose, pay is equal to base salary plus any bonus under the Company’s ACPB plan. There is no limit on compensation that may be taken into account as in the Qualified Plan. Each year, a NEO’s account is also increased by an “investment credit” equal to the same earnings rate as the interest credit in the cash balance component of the Qualified Plan, based on 30-year Treasury rates.
The plan has been in effect since March 1, 2003. Vesting occurs at 20% for each year of participation. All of our NEOs are fully vested.
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2022, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$2,458,841
Ms. Holloway	571,705
Mr. Jipping	2,000,686
Ms. Mason Soneral	958,022
Ms. Tanner	421,768
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.

Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 100% of their salary and bonus. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs. Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Jipping elected to participate in 2021 and his deferral was withheld in 2022. Mr. Jipping elected to defer 100% of his bonus and his deferral will be made in 2022 due to his 2021 bonus payment occurring in 2022. The following table reports amounts contributed in 2022, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2022, under the plan.

Name (in millions of USD)	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (2)
Jon E. Jipping	$942,891	$—	$(600,279)	$—	$3,556,819
____________________________
(1) The amounts reported in this column for each NEO are reflected as compensation to such NEO in the Summary Compensation Table.
(2) Includes the total market value of deferred compensation program balance at December 31, 2022. The aggregate balance reflects a significant level of earnings on previously earned and deferred compensation.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into employment agreements with Ms. Apsey and Mr. Jipping in December 2012 which superseded the employment agreements then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. In February 2019, we entered into an employment agreement with Ms. Tanner which superseded her employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2022.
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
•a pro rata portion of the ACPB for the year of termination, based upon the Company’s actual achievement of the performance targets for such year as determined under the ACPB plan and paid at the time that such bonus would normally be paid;
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
•outplacement services for up to two years; and
•for Ms. Apsey, deemed satisfaction of the eligibility requirements of our Postretirement Welfare Plan for purposes of participation therein; and Mr. Jipping met the age and service eligibility requirements for participation in our Postretirement Welfare Plan. In addition, if we terminate our Postretirement Welfare Plan and, by application of the provisions described in the prior sentence, any of these NEOs would otherwise be entitled to retiree welfare benefits, we will establish other coverage for the NEO or the NEO will receive a cash payment equal to our cost of providing such benefits, in order to assist the NEO in obtaining other retiree welfare benefits.
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
Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2022.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,730,000	$4,312,261	$—	$—
Target Short-term Bonus	—	—	—	—	865,000	865,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,385,730	1,385,730	—	—
Service-Based Unit Awards (5)	—	—	—	2,088,617	2,088,617	2,088,617
Performance-Based Unit Awards (6)	—	—	—	3,822,962	5,143,425	5,143,425
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	40,723
ESRP	—	—	—	—	—	187,026
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	86,490	86,490	—	—
Postretirement Welfare Plan (7)	—	—	434,992	434,992	—	—
Total Payout:	$—	$—	$3,662,212	$12,156,052	$8,097,042	$8,324,791

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$844,000	$2,104,978	$—	$—
Target Short-term Bonus	—	—	—	—	422,000	422,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	676,044	676,044	—	—
Service-Based Unit Awards (5)	—	—	—	714,095	714,095	714,095
Performance-Based Unit Awards (6)	—	—	—	1,306,315	1,757,944	1,757,944
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	48,150
ESRP	—	—	—	—	—	80,319
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	57,195	57,195	—	—
Total Payout:	$—	$—	$1,602,239	$4,883,627	$2,894,039	$3,022,508

Jon E. Jipping - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,213,000	$3,066,793	$—	$—
Target Short-term Bonus	—	—	—	—	606,500	606,500
Pro Rata Short-term (Annual) Incentive Comp	—	—	971,613	971,613	—	—
Service-Based Unit Awards (5)	1,038,694	—	1,038,694	1,038,694	1,038,694	1,038,694
Performance-Based Unit Awards (6)	2,562,880	—	2,562,880	2,562,880	2,562,880	2,562,880
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	—
ESRP	—	—	—	—	—	43,112
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	60,652	60,652	—	—
Postretirement Welfare Plan (7)	517,169	517,169	517,169	517,169	517,169	—
Total Payout:	$4,118,743	$517,169	$6,389,008	$8,242,801	$4,725,243	$4,251,186

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$819,600	$2,063,978	$—	$—
Target Short-term Bonus	—	—	—	—	409,800	409,800
Pro Rata Short-term (Annual) Incentive Comp	—	—	656,500	656,500	—	—
Service-Based Unit Awards (5)	—	—	—	698,224	698,224	698,224
Performance-Based Unit Awards (6)	—	—	—	1,284,344	1,722,897	1,722,897
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	39,889
ESRP	—	—	—	—	—	111,704
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	86,448	86,448	—	—
Total Payout:	$—	$—	$1,587,548	$4,814,494	$2,830,921	$2,982,514

Krista Tanner - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$741,800	$1,721,533	$—	$—
Target Short-term Bonus	—	—	—	—	370,900	370,900
Pro Rata Short-term (Annual) Incentive Comp	—	—	594,182	594,182	—	—
Service-Based Unit Awards (5)	—	—	—	617,075	420,265	420,265
Performance-Based Unit Awards (6)	—	—	—	1,121,489	616,770	616,770
280G Cutback	—	—	—	(209,490)	—	—
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	22,425
ESRP	—	—	—	—	—	56,078
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	90,686	90,686	—	—
Total Payout:	$—	$—	$1,451,668	$3,960,475	$1,407,935	$1,486,438
____________________________
(1)All scenarios include the value of severance. For Ms. Apsey and Mr. Jipping, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits, outside of present value reductions outlined in footnote (4), have not been included in these termination scenarios but can be found in the “Pension Benefits Table.”
(2)Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.
(3)Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Ms. Tanner would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, cutbacks in the amount of $209,490 (Ms. Tanner) have been reflected.
(4)In the event of Mr. Jipping’s termination for death (pre-retirement), his spouse or designated beneficiary if not married would receive half the 50% joint and survivor annuity under the traditional component of the Qualified Plan. Under termination for death (pre-retirement), Ms. Apsey’s, Ms. Mason Soneral’s, Ms. Holloway’s and Ms. Tanner’s Qualified Plan benefits are payable immediately to the surviving spouse or designated beneficiary it not married and ESRP benefits are payable to a designated beneficiary. The above termination scenarios do not reflect the reduction in present value of death benefits ($854,911 for Mr. Jipping compared to present value in the Pension Benefits Table).
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
(6)Under the Executive Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents shall become redeemable on the Change of Control Redemption Date under a Change in Control (as defined in the Executive Omnibus Plan). In the case of Death, Disability or Retirement termination and 15 years or more of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. In the case of Death, Disability or Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the anniversary date of the grant, and the grantee will receive, (i) one-third of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the one-year anniversary of the PBU Grant Date and before the two-year anniversary of the PBU Grant Date, and (ii) two-thirds of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the two-year anniversary of the PBU Grant Date but before the PBU Vesting Date. Values shown in the tables above are based on target performance for the 2021 and 2022 awards as an estimate of potential payments and actual performance of 166% for the 2020 awards. In the case of Cause, Involuntary Termination Without Cause and Voluntary Termination outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited.
(7)The value of the Postretirement Welfare Plan benefit is included in involuntary termination not for cause and change in control scenarios for Ms. Apsey since her employment agreement includes a provision for deemed satisfaction of the eligibility requirements when terminated under these scenarios. The Postretirement Welfare Plan benefit is included in all scenarios other than death (pre-retirement) for Mr. Jipping since he had met the retirement eligibility terms of the plan as of December 31, 2022. It is assumed each would commence their Postretirement Welfare Benefits at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 5.65%, the same rate used for fiscal year-end 2022 accounting disclosure of the Postretirement Welfare Plan.
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
For 2022, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $171,641; and
the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $4,563,382.
Based on this information, Ms. Apsey’s 2022 annual total compensation was estimated to be 27 times the median annual total compensation for all employees, other than Ms. Apsey.
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
Under Item 402(u), a company is permitted to identify its “median employee” once every three years if there has been no significant change to its employee population or employee compensation arrangements that would result in a significant change to its pay ratio disclosure. We updated our “median employee” for 2020 as it had been three years since we had last identified the “median employee” for this analysis. The same median employee was used to calculate the 2022 pay ratio.
Using our “median employee” and Ms. Apsey, we calculated the applicable Summary Compensation Table values for each according to applicable SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2022.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Leanne M. Bell (2)	132,916	$132,916
Robert A. Elliott	165,000	165,000
Albert Ernst (3)	12,888	12,888
Debora Frodl	145,000	145,000
Ronnie Hawkins, Jr.	145,000	145,000
David G. Hutchens	145,000	145,000
James P. Laurito	145,000	145,000
Jocelyn H. Perry (2)	145,000	145,000
Sandra E. Pierce	200,000	200,000
Kevin L. Prust	145,000	145,000
A. Douglas Rothwell	165,000	165,000
____________________________
(1)Includes annual Board retainer and committee chairmanship retainer, as well as a chairperson fee (for Ms. Pierce only).
(2)Ms. Perry joined the Board in January 2022 and Ms. Bell joined the Board in February 2022.
(3)Mr. Ernst left the Board in February 2022.
Directors who are employees of the Company do not receive separate compensation for their services as a director. All non-employee directors are compensated under our non-employee director compensation policy, pursuant to which they are paid an annual cash retainer of $145,000. In addition, we pay an additional cash retainer of $20,000 annually to the chair of each Board committee and $55,000 annually to our chairperson. We do not pay per-meeting fees under the policy. Non-employee directors are reimbursed for their out-of-pocket expenses incurred for the performance of their duties as directors.
We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. None of the directors participated in this plan in 2022.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2023, except as otherwise indicated, by:
•each of our current directors;
•each of the persons named in the “Summary Compensation Table” under Item 11; and
•all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2023 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)	Percent of Class (%)
Linda H. Apsey	—	—	53,889	*
Gretchen L. Holloway	—	—	8,897	*
Jon E. Jipping	—	—	20,000	*
Christine Mason Soneral	—	—	—	—
Krista Tanner	—	—	3,524	*
Leanne M. Bell	—	—	—	—
Robert A. Elliott	—	—	—	—
Debora Frodl	—	—	—	—
Ronnie Hawkins	—	—	—	—
David G. Hutchens	—	—	102,923	*
James P. Laurito	—	—	48,595	*
Jocelyn H. Perry	—	—	226,548	*
Sandra E. Pierce	—	—	—	—
Kevin L. Prust	—	—	500	*
A. Douglas Rothwell	—	—	—	—
All current directors and executive officers as a group (15 persons)	—	—%	464,876	*
* Less than one percent
ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2022, there were no securities authorized for issuance under any compensation plans of ITC Holdings.
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
DIRECTOR INDEPENDENCE
Based on the absence of any material relationship between them and us, other than their capacities as directors, the Board has determined that Mmes. Bell, Frodl and Pierce and Messrs. Elliott, Hawkins, Jr., Prust, and Rothwell are “independent” as defined in the Shareholders Agreement. In addition, our Board has determined that, as the committees are currently constituted, a majority of the members of the Audit and Risk Committee are “independent” as required in its charter. None of the directors determined to be independent is or ever has been employed by us.
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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2022 and 2021:

	2022	2021
Audit fees (1)	$2,222,000	$2,083,000
Audit-related fees (2)	176,000	57,000
Tax fees (3)	23,000	13,000
All other fees (4)	13,000	7,000
Total fees	$2,434,000	$2,160,000
____________________________
(1)    Audit fees were for professional services rendered for the audit of our consolidated financial statements and internal controls and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filing engagements.
(2)    Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audit of our employee benefit plans and services provided in connection with certain debt related reporting.
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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2022 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2022 and 2021
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on August 3, 2021)

4.56
Ninth Supplemental Indenture, dated as of November 5, 2021, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 2.93% First Mortgage Bonds, Series I, due 2052 and Form of 2.93% First Mortgage Bonds, Series J, due 2052) (filed with Registrant’s Form 8-K on January 14, 2022)

4.57
Twelfth Supplemental Indenture, dated as of August 2, 2022, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (including Form of 3.87% First Mortgage Bonds, Series K due 2027 and Form of 4.53% First Mortgage Bonds, Series L due 2052) (filed with Registrant’s Form 8-K on October 12, 2022)

4.58
Sixth Supplemental Indenture, dated as of September 22, 2022, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 4.950% Notes due 2027) (filed with the Registrant’s Form 8-K on September 22, 2022)

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

*10.212	Executive Omnibus Plan, as amended November 11, 2021 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

*10.213	Fortis Inc. 2020 Restricted Share Unit Plan, as amended January 1, 2022 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

*10.214	Employment Agreement between ITC Holdings Corp. and Brian Slocum, effective as of February 14, 2022 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

***10.215	Executive Omnibus Plan, as amended January 31, 2023 (effective as of January 1, 2023)

**21	List of Subsidiaries

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	Inline XBRL Taxonomy Extension Definition Database

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

**104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Management contract or compensatory plan or arrangement filed herewith

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions of USD, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2	$3
Accounts receivable from subsidiaries	18	20
Intercompany tax receivable from subsidiaries	26	16
Advances to subsidiaries	—	50
Prepaid and other current assets	1	3
Total current assets	47	92
Other assets
Investment in subsidiaries	6,124	5,784
Deferred income taxes	90	142
Advances to subsidiaries	4	4
Other assets	113	112
Total other assets	6,331	6,042
TOTAL ASSETS	$6,378	$6,134
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$59	$72
Accrued interest	30	23
Debt maturing within one year	384	654
Other current liabilities	12	8
Total current liabilities	485	757
Accrued pension and postretirement liabilities	41	52
Other liabilities	89	78
Long-term debt (net of deferred financing fees and discount of $19 and $17, respectively)	3,091	2,773
TOTAL LIABILITIES	3,706	3,660
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2022 and 2021	892	892
Retained earnings	1,753	1,584
Accumulated other comprehensive income (loss)	27	(2)
Total stockholder’s equity	2,672	2,474
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,378	$6,134
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Other (expense) income, net	$(5)	$3	$5
General and administrative expense	(8)	(30)	(20)
Taxes other than income taxes	—	(2)	(1)
Interest expense	(135)	(129)	(122)
LOSS BEFORE INCOME TAXES	(148)	(158)	(138)
INCOME TAX BENEFIT	(35)	(46)	(43)
LOSS AFTER TAXES	(113)	(112)	(95)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	555	518	502
NET INCOME	442	406	407
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments (net of tax of $12 for the year ended December 31, 2022, $2 for the year ended December 31, 2021, $7 for the year ended December 31, 2020)	29	6	(15)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	29	6	(15)
TOTAL COMPREHENSIVE INCOME	$471	$412	$392
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$442	$406	$407
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(555)	(518)	(502)
Dividends from subsidiaries	88	10	3
Deferred and other income taxes	(41)	(41)	(46)
Net intercompany tax payments from subsidiaries	82	56	33
Share-based compensation	3	25	15
Other	50	4	2
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	2	(2)	9
Intercompany tax receivable from subsidiaries	(10)	(9)	(4)
Accrued compensation	(13)	4	(12)
Other current and non-current assets and liabilities, net	2	(2)	(3)
Net cash provided by (used in) operating activities	50	(67)	(98)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(58)	(51)	(88)
Return of capital from subsidiaries	185	259	228
Advances to subsidiaries	—	—	(50)
Proceeds from repayment of advances to subsidiaries	50	—	—
Other	2	1	(2)
Net cash provided by investing activities	179	209	88
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	600	—	700
Borrowings under revolving credit agreement	89	93	293
Borrowings under term loan credit agreements	—	—	200
Net (repayment) issuance of commercial paper	(21)	88	(133)
Repayment of long-term debt	(500)	—	—
Repayments of revolving credit agreement	(118)	(91)	(290)
Repayments of term loan credit agreement	—	—	(400)
Dividends to ITC Investment Holdings	(273)	(232)	(330)
Other	(6)	1	(30)
Net cash provided by (used in) financing activities	(229)	(141)	10
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	1	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3	2	2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$3	$3	$2
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our revolving and term loan term credit agreements. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2022 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2022, the maturities of our debt outstanding were as follows:

(In millions of USD)
2023	$384
2024	410
2025	—
2026	400
2027	1,100
2028 and thereafter	1,200
Total	$3,494
Refer to Note 8 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Revolving Credit Agreements, the ITC Holdings Commercial Paper Program and the ITC Holdings Derivative Instruments and Hedging Activities.
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $3,132 million and $3,516 million at December 31, 2022 and 2021, respectively. The total book value of the ITC Holdings Senior Notes, net of discount and deferred financing fees, was $3,331 million and $3,233 million at December 31, 2022 and 2021, respectively. The fair values of the ITC Holdings Senior Notes represent Level 2 under the three-tier hierarchy described in Note 11 to the consolidated financial statements.
Revolving Credit Agreements
At December 31, 2022 and 2021, we had $10 million and $39 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The fair values of the revolving credit agreements represent Level 2 under the three-tier hierarchy described in Note 11 to the consolidated financial statements.

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
Equity Transactions

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Equity contributions to subsidiaries	$(58)	$(51)	$(88)
Dividends from subsidiaries	88	10	3
Return of capital from subsidiaries	185	259	228
Intercompany Tax Sharing Arrangement
We file consolidated income tax returns that include our affiliates, which are taxed as a corporation for federal and Michigan income tax purposes. We operate under an intercompany tax sharing arrangement with our subsidiaries and as a result may receive or pay federal and state income tax based on their stand-alone company tax positions.

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Net income tax payments (to) from: (a)
ITCTransmission	$25	$24	$17
METC	19	15	9
ITC Midwest	33	10	1
ITC Great Plains	5	6	6
Other	—	1	—
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
Intercompany Loan Agreement
On September 21, 2020, we advanced an intercompany loan to ITCTransmission totaling $50 million, due September 21, 2022. On January 14, 2022, ITCTransmission repaid the intercompany loan in full with proceeds from the issuance of First Mortgage Bonds on January 14, 2022. We received interest payments of less than $1 million, $1 million and less than $1 million during the years ended December 31, 2022, 2021 and 2020, respectively, from ITCTransmission associated with this intercompany loan. Additionally, at December 31, 2022 we had a $4 million intercompany loan with a subsidiary, due June 1, 2046. We received principal and interest payments of less than $1 million for the year ended December 31, 2022, and $1 million for each of the years ended December 31, 2021 and 2020, from the subsidiary associated with this intercompany loan.
4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions of USD)	2022	2021	2020	2019
Cash and cash equivalents	$2	$3	$2	$2
Restricted cash included in:
Other non-current assets	1	—	—	—
Total cash, cash equivalents and restricted cash	$3	$3	$2	$2
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2022	2021	2020
Supplementary cash flows information:
Interest paid	$121	$119	$116
Income taxes paid	11	—	2
Income tax refunds received	—	—	2
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2023.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA H. APSEY	President and Chief Executive	February 9, 2023
Linda H. Apsey	Officer (principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 9, 2023
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ SANDRA E. PIERCE	Director and Chairman	February 9, 2023
Sandra E. Pierce

/s/ ROBERT A. ELLIOTT	Director	February 9, 2023
Robert A. Elliott

/s/ LEANNE M. BELL	Director	February 9, 2023
Leanne M. Bell

/s/ DEBORA FRODL	Director	February 9, 2023
Debora Frodl

/s/ RONNIE D. HAWKINS, JR	Director	February 9, 2023
Ronnie D. Hawkins, Jr

/s/ DAVID G. HUTCHENS	Director	February 9, 2023
David G. Hutchens

/s/ JAMES P. LAURITO	Director	February 9, 2023
James P. Laurito

/s/ JOCELYN H. PERRY	Director	February 9, 2023
Jocelyn H. Perry

/s/ KEVIN L. PRUST	Director	February 9, 2023
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 9, 2023
A. Douglas Rothwell