Form 10-Q
period 2023-03-31
ITC Holdings Corp.
filed 2023-05-03
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 2, 2023.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2023

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
•“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of Michigan Transco Holdings, LLC;
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
•“Revolving Credit Agreement” are references to the unsecured, unguaranteed revolving credit agreement entered into by ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains dated as of April 14, 2023;
•“ROE” are references to return on equity;
•“ROFR” are references to right of first refusal;
•“RTO” are references to Regional Transmission Organizations;
•“SBU” are references to a service-based unit;
•“SEC” are references to the Securities and Exchange Commission;
•“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the FPA regarding the base ROE;
•“SOFR” are references to Secured Overnight Financing Rate;
•“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member;
•“TO” are references to transmission owner; and
•“USD” are references to the United States dollar.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(In millions of USD, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$2	$4
Accounts receivable	132	139
Inventory	57	55
Regulatory assets	16	12
Prepaid and other current assets	22	19
Total current assets	229	229
Property, plant and equipment (net of accumulated depreciation and amortization of $2,430 and $2,382, respectively)	10,814	10,637
Other assets
Goodwill	950	950
Regulatory assets	211	181
Other assets	133	134
Total other assets	1,294	1,265
TOTAL ASSETS	$12,337	$12,131
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$99	$112
Accrued compensation	40	59
Accrued interest	69	69
Accrued taxes	55	72
Regulatory liabilities	26	22
Refundable deposits and advances for construction	26	26
Debt maturing within one year	502	384
Other current liabilities	12	15
Total current liabilities	829	759
Accrued pension and postretirement liabilities	41	41
Deferred income taxes	1,333	1,303
Regulatory liabilities	669	676
Refundable deposits	39	29
Other liabilities	32	44
Long-term debt	6,680	6,607
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	9,623	9,459
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2023 and December 31, 2022	892	892
Retained earnings	1,795	1,753
Accumulated other comprehensive income	27	27
Total stockholder’s equity	2,714	2,672
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,337	$12,131
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	March 31,
(In millions of USD)	2023	2022
OPERATING REVENUES
Transmission and other services	$346	$327
Formula Rate true-up	37	38
Total operating revenues	383	365
OPERATING EXPENSES
Operation and maintenance	27	27
General and administrative	34	33
Depreciation and amortization	75	72
Taxes other than income taxes	38	36
Total operating expenses	174	168
OPERATING INCOME	209	197
OTHER EXPENSES (INCOME)
Interest expense, net	74	64
Allowance for equity funds used during construction	(11)	(9)
Other (income) expenses, net	(2)	2
Total other expenses (income)	61	57
INCOME BEFORE INCOME TAXES	148	140
INCOME TAX PROVISION	36	34
NET INCOME	112	106
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 8)	—	16
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	—	16
TOTAL COMPREHENSIVE INCOME	$112	$122
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	106	—	106
Dividends to ITC Investment Holdings	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 8)	—	—	16	16
BALANCE, MARCH 31, 2022	$892	$1,626	$14	$2,532

BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	112	—	112
Dividends to ITC Investment Holdings	—	(70)	—	(70)
BALANCE, MARCH 31, 2023	$892	$1,795	$27	$2,714
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(In millions of USD)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75	72
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(39)	(37)
Deferred income tax expense	24	33
Allowance for equity funds used during construction	(11)	(9)
Share-based compensation	6	6
Other	2	5
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	7	7
Accounts payable	2	5
Accrued compensation	(14)	(22)
Accrued interest	—	14
Accrued taxes	(17)	(9)
Other current and non-current assets and liabilities, net	(20)	(17)
Net cash provided by operating activities	127	154
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(249)	(265)
Other	(5)	1
Net cash used in investing activities	(254)	(264)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	150
Borrowings under revolving credit agreements	301	239
Net issuance of commercial paper	118	82
Repayments of revolving credit agreements	(230)	(298)
Dividends to ITC Investment Holdings	(70)	(64)
Other	6	(1)
Net cash provided by financing activities	125	108
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$4	$5
See notes to condensed consolidated interim financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1.    GENERAL
ITC Holdings and its subsidiaries are engaged in the transmission of electricity in the United States. ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings. Fortis owns a majority indirect equity interest in ITC Investment Holdings, with GIC holding an indirect, passive, non-voting equity interest of 19.9%. Through our Regulated Operating Subsidiaries, we own, operate, maintain and invest in high-voltage transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas, Oklahoma and Wisconsin that transmit electricity from generating stations to local distribution facilities connected to our transmission systems.
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2022 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for each of the three months ended March 31, 2023 and 2022 were $1 million.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(In millions of USD)	2023	2022
Trade accounts receivable	$2	$2
Unbilled accounts receivable	118	124
Other (a)	12	13
Total accounts receivable	$132	$139
____________________________
(a)Includes amounts due from affiliates, see “Related Party Receivables and Payables” in Note 10 for additional information.
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2023:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2022	$(20)
Net refund of 2021 revenue deferrals and accruals, including accrued interest	2
Net revenue accrual, including accrued interest	37
Net regulatory assets as of March 31, 2023	$19
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(In millions of USD)	2023	2022
Current regulatory assets	$16	$12
Non-current regulatory assets	59	29
Current regulatory liabilities	(26)	(22)
Non-current regulatory liabilities	(30)	(39)
Net regulatory assets (liabilities)	$19	$(20)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of March 31, 2023, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For the three months ended March 31, 2023 and 2022, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three months ended March 31, 2023 and 2022, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleged that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked the FERC to reduce ITC Midwest’s equity component from 60% to 53%. On November 2, 2022, the FERC issued an order denying the complaint. On December 2, 2022, the Iowa Coalition for Affordable Transmission filed a request for rehearing with the FERC. On March 16, 2023, the FERC confirmed the previous order denying the complaint. As of March 31, 2023, ITC Midwest has not recorded any liability related to the complaint.

5.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of March 31, 2023, ITC Holdings had $252 million of commercial paper issued and outstanding under the program, with a weighted-average interest rate of 5.15% and weighted-average remaining days to maturity of 11 days. The amount outstanding as of March 31, 2023 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding. The Company’s revolving credit agreements may be used to repay commercial paper issued pursuant to the commercial paper program.
Revolving Credit Agreements
At March 31, 2023, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity	Outstanding Balance (a)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (b)	Commitment Fee Rate (c)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	100	85	15	5.88%	0.10%
METC	100	69	31	5.88%	0.10%
ITC Midwest	225	104	121	5.88%	0.10%
ITC Great Plains	75	21	54	5.88%	0.10%
Total	$900	$279	$621
____________________________
(a)Included within long-term debt in the condensed consolidated statements of financial position.
(b)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(c)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
Revolving Credit Agreement Refinancing
On April 14, 2023, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains entered into the Revolving Credit Agreement. In connection with the closing of the Revolving Credit Agreement, the borrowers used funds borrowed under the Revolving Credit Agreement to replace and refinance in full, the previous revolving credit agreements described above. The Revolving Credit Agreement establishes an unguaranteed, unsecured revolving credit facility under which the borrowers may borrow an aggregate principal amount of $1 billion (subject to certain borrowing sublimits for each of the borrowers as set forth in the Revolving Credit Agreement). The Revolving Credit Agreement has a maturity date of April, 14, 2028 and the interest rate will be based on a calculation that references either SOFR or a comparable benchmark as further outlined in the Revolving Credit Agreement.
Derivative Instruments and Hedging Activities
In April 2023, ITC Holdings entered into 10-year U.S. Treasury rate lock contracts with notional amounts totaling $260 million and a weighted-average forward rate yield of 3.500%. The contracts manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which will be used for the expected repayment of the ITC Holdings 4.05% Senior Notes, due July 1, 2023 and general corporate purposes. The treasury locks are expected to qualify for cash flow hedge accounting treatment.

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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended
	March 31,
(In millions of USD)	2023	2022
Service cost	$2	$2
Interest cost	2	1
Expected return on plan assets	(2)	(1)
Net pension cost	$2	$2
The components of net pension cost other than the service cost component are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended
	March 31,
(In millions of USD)	2023	2022
Service cost	$2	$3
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of unrecognized gain	(1)	—
Net postretirement cost	$—	$2
The components of net postretirement cost other than the service cost component are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3 million for each of the three months ended March 31, 2023 and 2022.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	12	—	—
Total	$56	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	11	—	—
Total	$55	$—	$—
As of March 31, 2023 and December 31, 2022, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other expenses (income), net.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2023 and 2022.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,026 million and $5,849 million at March 31, 2023 and December 31, 2022, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,651 million and $6,649 million at March 31, 2023 and December 31, 2022, respectively.

Revolving Credit Agreements
At March 31, 2023 and December 31, 2022, we had a consolidated total of $279 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above. On April 14, 2023, we entered into the Revolving Credit Agreement, as described in Note 5 to the condensed consolidated interim financial statements, that replaced the existing revolving credit agreements.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended
	March 31,
(In millions of USD)	2023	2022
Balance at the beginning of period	$27	$(2)
Derivative instruments
Reclassification of net loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended March 31, 2022) (a)	—	1
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $6 for the three months ended March 31, 2022)	—	15
Total other comprehensive income, net of tax	—	16
Balance at the end of period	$27	$14
____________________________
(a)The reclassification of the net loss relating to interest rate cash flow hedges is reported in interest expense, net on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2024 is expected to be approximately $1 million (net of tax of $1 million). The reclassification is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
9.    SHARE-BASED COMPENSATION
In the first quarter of 2023, 305,882 PBUs and 242,671 SBUs were granted pursuant to our long-term incentive plans. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars. All PBUs and SBUs are classified as liability awards and generally vest on the third January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will generally be settled during the same quarter. However, certain awards may vest over a shorter period or on the grant date if certain retirement eligibility criteria are met.
The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2023 was $42 million and $29 million, respectively. At March 31, 2023, the total unrecognized compensation cost related to the PBUs and SBUs was $21 million and $16 million, respectively.

10.    RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had receivables from Fortis and such subsidiaries of $1 million at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022 we had payables to Fortis and such subsidiaries of $9 million and $1 million, respectively.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended March 31, 2023 and 2022 for ITC Holdings was $4 million. Related party charges for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were less than $1 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.
Dividends
During the three months ended March 31, 2023 and 2022, we paid dividends of $70 million and $64 million, respectively, to ITC Investment Holdings. We also paid dividends of $70 million to ITC Investment Holdings in April 2023.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the three months ended March 31, 2023 we paid $8 million to ITC Investment Holdings associated with our income tax position. At March 31, 2023, we had $9 million associated with our income tax position recorded in accounts payable. During the three months ended March 31, 2022 we did not make or receive any tax-related payments with ITC Investment Holdings.
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
On June 30, 2016, the presiding ALJ issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. The Second Complaint was dismissed as a result of an order issued by the FERC on November 21, 2019 and the dismissal of the complaint was reaffirmed in the May 2020 Order.
FERC Orders
Since the filing of the Initial Complaint, the FERC has issued separate orders in these proceedings on September 28, 2016, November 21, 2019 and May 21, 2020. These orders resulted in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and other various parties have challenged certain aspects of these orders through requests for rehearing. In the most recent order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized by March 31, 2022 and, during the three months ended March 31, 2022, we received net settlement payments of less than $1 million owed from customers.
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
See Note 4 for a summary of our base ROE and incentive adders for transmission rates. As of March 31, 2023, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(In millions of USD)	2023	2022	2022	2021
Cash and cash equivalents	$2	$3	$4	$5
Restricted cash included in:
Other non-current assets	2	2	2	2
Total cash, cash equivalents and restricted cash	$4	$5	$6	$7
Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.

Supplementary Cash Flows Information

	Three months ended
	March 31,
(In millions of USD)	2023	2022
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$72	$47
Income taxes paid	8	—
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	88	118
Allowance for equity funds used during construction	11	9
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2023 or 2022, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended
OPERATING REVENUES:	March 31,
(In millions of USD)	2023	2022
Regulated Operating Subsidiaries	$392	$374
Intercompany eliminations	(9)	(9)
Total operating revenues	$383	$365

	Three months ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(In millions of USD)	2023	2022
Regulated Operating Subsidiaries	$190	$180
ITC Holdings and other	(42)	(40)
Total income before income taxes	$148	$140

	Three months ended
NET INCOME:	March 31,
(In millions of USD)	2023	2022
Regulated Operating Subsidiaries	$144	$135
ITC Holdings and other	112	106
Intercompany eliminations	(144)	(135)
Total net income	$112	$106

TOTAL ASSETS:	March 31,	December 31,
(In millions of USD)	2023	2022
Regulated Operating Subsidiaries	$12,214	$12,005
ITC Holdings and other	6,498	6,378
Reconciliations / intercompany eliminations (a)	(6,375)	(6,252)
Total assets	$12,337	$12,131
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2022, as modified herein:
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

•The widespread outbreak of an illness or other communicable disease, or any other public health crisis, could have a material adverse impact on our business, financial condition, results of operations, cash flows and credit metrics.
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
Our business consists primarily of the electric transmission operations of our Regulated Operating Subsidiaries. Through our Regulated Operating Subsidiaries, we own and operate high-voltage transmission systems in Michigan’s Lower Peninsula and portions of Iowa, Minnesota, Illinois, Missouri, Kansas, Oklahoma and Wisconsin that transmit electricity from generating stations to local distribution facilities connected to our transmission systems.
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

Significant recent matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2023 or that may affect future results include:
•Our capital expenditures of $249 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2023, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt borrowings and repayments, changes to debt agreements and treasury locks as described in Note 5 to the condensed consolidated interim financial statements;
•The Iowa Supreme Court ruling on ROFR proceedings, as described below under “ — Recent Developments;”
•The D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 11 to the condensed consolidated interim financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy (as described in Note 4 to the condensed consolidated interim financial statements), regional transmission planning, cost allocation and generator interconnection procedures.
Recent Developments
Iowa Supreme Court Ruling on Right of First Refusal
In 2020, the State of Iowa enacted Iowa Code section 478.16, which grants incumbent Iowa electric transmission owners, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the Iowa Utilities Board and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.
On March 24, 2023, the Iowa Supreme Court issued an opinion that the plaintiffs have standing to challenge the ROFR provision, thereby vacating the decision of the court of appeals, reversing the district court’s judgment and remanding the case to the Polk County District Court to determine the merits regarding the constitutionality of the ROFR statute. As part of this opinion, the Iowa Supreme Court also issued a temporary injunction staying the enforcement of the ROFR. However, ITC Midwest has already exercised its right to construct certain electric transmission projects approved and awarded by MISO, including projects approved by MISO in 2022 as part of the first tranche of MISO’s long-range transmission plan. We do not believe that a determination in these proceedings will impact projects that are already approved and under development, but the pending determination from the district court could impact future projects.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleged that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked the FERC to reduce ITC Midwest’s equity component from 60% to 53%. On November 2, 2022, the FERC issued an order denying the complaint. On December 2, 2022, the Iowa Coalition for Affordable Transmission filed a request for rehearing with the FERC. On March 16, 2023, the FERC confirmed the previous order denying the complaint. As of March 31, 2023, ITC Midwest has not recorded any liability related to the complaint.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. As of March 31, 2023, our Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. See Note 4 and Note 11 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by recent increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to evaluate and monitor the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(In millions of USD)	March 31, 2023	2023 — 2027
Expenditures for property, plant and equipment (a)	$249	$4,475
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. Refer to “Item 1 Business — Development of Business” in our Form 10-K for the year ended December 31, 2022 for additional information.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2022 and incorporating any modifications included herein. In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO queue for generation projects and other factors beyond our control.

Results of Operations

	Three months ended			Percentage
	March 31,		Increase	increase
(In millions of USD)	2023	2022	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$346	$327	$19	6%
Formula Rate true-up	37	38	(1)	(3)%
Total operating revenues	383	365	18	5%
OPERATING EXPENSES
Operation and maintenance	27	27	—	—%
General and administrative	34	33	1	3%
Depreciation and amortization	75	72	3	4%
Taxes other than income taxes	38	36	2	6%
Total operating expenses	174	168	6	4%
OPERATING INCOME	209	197	12	6%
OTHER EXPENSES (INCOME)
Interest expense, net	74	64	10	16%
Allowance for equity funds used during construction	(11)	(9)	(2)	22%
Other (income) expenses, net	(2)	2	(4)	(200)%
Total other expenses (income)	61	57	4	7%
INCOME BEFORE INCOME TAXES	148	140	8	6%
INCOME TAX PROVISION	36	34	2	6%
NET INCOME	$112	$106	$6	6%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2023 and 2022, which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2023		2022		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$271	71%	$255	71%	$16	6%
Regional cost sharing revenues (a)	96	25%	95	26%	1	1%
Point-to-point	5	1%	5	1%	—	—%
Scheduling, control and dispatch (a)	5	1%	5	1%	—	—%
Other	6	2%	5	1%	1	20%
Total	$383	100%	$365	100%	$18	5%
___________________________
(a)Includes a portion of the Formula Rate true-up of $37 million and $38 million for the three months ended March 31, 2023 and 2022, respectively.
Operating revenues for the three months ended March 31, 2023 increased, compared to the same period in 2022, primarily due to a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased as compared to the same period in 2022 due to higher interest rates on long-term debt issuances, commercial paper and our revolving credit agreements and higher overall debt balances. See Note 5 to the condensed consolidated interim financial statements for further discussion.

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
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 11 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2022. There have been no material changes to that information since December 31, 2022, other than the items described in Note 5 to the condensed consolidated interim financial statements.
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
We expect to continue to utilize our commercial paper program and revolving credit agreements as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of March 31, 2023, we had consolidated indebtedness under our revolving credit agreements of $279 million, with unused capacity under our revolving credit agreements of $621 million. Additionally, ITC Holdings had $252 million of commercial paper issued and outstanding, net of discount, as of March 31, 2023, with the ability to issue an additional $148 million under the commercial paper program. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreements.
To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. Rising interest rates have resulted in higher coupon rates on recent long-term debt issuances and higher weighted average interest rates on commercial paper and borrowings under our revolving credit agreements. The increase in interest rates, combined with higher long-term debt balances due to additional issuances of long-term debt, has resulted in an increase to interest expense, net of $10 million for the three months ended March 31, 2023 compared to the same period in 2022. There remains uncertainty surrounding expectations of future interest rate fluctuations.
As of March 31, 2023, we had exposure to LIBOR through the revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. On April 14, 2023, we entered into the Revolving Credit

Agreement, as described in Note 5 to the condensed consolidated interim financial statements, that replaced the existing revolving credit agreements. Under the Revolving Credit Agreement, we no longer have exposure to LIBOR.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2022.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2023, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreements may increase.
Cash Flows From Operating Activities
Net cash provided by operating activities was $127 million and $154 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by operating activities was primarily due to an increase in interest paid of $25 million, an increase in income taxes paid of $8 million and other working capital activity during the three months ended March 31, 2023 compared to the same period in 2022. This decrease was partially offset by an increase in cash received from operating revenues of $16 million and a decrease in payments pursuant to our long-term incentive plans of $12 million during the three months ended March 31, 2023 compared to the same period in 2022.
Cash Flows From Investing Activities
Net cash used in investing activities was $254 million and $264 million for the three months ended March 31, 2023 and 2022, respectively, with the decrease primarily due to a decrease in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities was $125 million and $108 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily due to an increase in net borrowings under our revolving credit agreements of $130 million and an increase in net issuances of commercial paper of $36 million during the three months ended March 31, 2023 compared to the same period in 2022. This increase was partially offset by a decrease in issuances of long term debt of $150 million during the three months ended March 31, 2023 compared to the same period in 2022.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2022 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2023.
Recent Accounting Pronouncements
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,026 million and $5,849 million at March 31, 2023 and December 31, 2022, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $6,651 million and $6,649 million at March 31, 2023 and December 31, 2022, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at March 31, 2023 and December 31, 2022 would decrease the fair value of debt by $265 million and $270 million, respectively, and a decrease in interest rates of 10% at March 31, 2023 and December 31, 2022 would increase the fair value of debt by $290 million and $297 million, respectively, at that date.
Revolving Credit Agreements
At March 31, 2023 and December 31, 2022, we had a consolidated total of $279 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at March 31, 2023 and December 31, 2022 would increase or decrease annual interest expense, net by $2 million and $1 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods. On April 14, 2023, we entered into the Revolving Credit Agreement, as described in Note 5 to the condensed consolidated interim financial statements, that replaced the existing revolving credit agreements.
Commercial Paper
At March 31, 2023 and December 31, 2022, ITC Holdings had $252 million and $134 million, respectively, of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at each of March 31, 2023 and December 31, 2022 would increase or decrease annual interest expense, net by $1 million, at levels consistent with amounts issued and outstanding at the end of each of the respective periods.
Other
As described in our Form 10-K for the year ended December 31, 2022, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated interim financial statements for a description of the ROE complaints filed against all MISO TOs, including our MISO Regulated Operating Subsidiaries. See Note 4 to the condensed consolidated interim financial statements for a description of the capital structure complaint filed against ITC Midwest.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors set forth therein.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document
10.216
Revolving Credit Agreement, dated as of April 14, 2023, among ITC Holdings Corp., ITC Midwest LLC, ITC Great Plains, LLC, Michigan Electric Transmission Company, LLC and International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as administrative agent, Wells Fargo Securities, LLC, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as co-syndication agents (filed with Registrant’s Form 8-K on April 14, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 2, 2023

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)