Form 10-Q
period 2023-06-30
ITC Holdings Corp.
filed 2023-08-02
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of August 1, 2023.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(In millions of USD, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$296	$4
Accounts receivable	171	139
Inventory	60	55
Regulatory assets	21	12
Prepaid and other current assets	21	19
Total current assets	569	229
Property, plant and equipment (net of accumulated depreciation and amortization of $2,479 and $2,382, respectively)	10,962	10,637
Other assets
Goodwill	950	950
Regulatory assets	200	181
Other assets	133	134
Total other assets	1,283	1,265
TOTAL ASSETS	$12,814	$12,131
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$96	$112
Accrued compensation	49	59
Accrued interest	68	69
Accrued taxes	78	72
Regulatory liabilities	31	22
Refundable deposits and advances for construction	44	26
Debt maturing within one year	400	384
Other current liabilities	12	15
Total current liabilities	778	759
Accrued pension and postretirement liabilities	41	41
Deferred income taxes	1,364	1,303
Regulatory liabilities	662	676
Refundable deposits	37	29
Other liabilities	35	44
Long-term debt	7,133	6,607
Commitments and contingent liabilities (Notes 4 and 11)
TOTAL LIABILITIES	10,050	9,459
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2023 and December 31, 2022	892	892
Retained earnings	1,843	1,753
Accumulated other comprehensive income	29	27
Total stockholder’s equity	2,764	2,672
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,814	$12,131
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
OPERATING REVENUES
Transmission and other services	$393	$387	$739	$714
Formula Rate true-up	(6)	(20)	31	18
Total operating revenues	387	367	770	732
OPERATING EXPENSES
Operation and maintenance	30	27	57	54
General and administrative	26	26	60	59
Depreciation and amortization	76	74	151	146
Taxes other than income taxes	37	37	75	73
Other operating (income) expenses, net	(1)	—	(1)	—
Total operating expenses	168	164	342	332
OPERATING INCOME	219	203	428	400
OTHER EXPENSES (INCOME)
Interest expense, net	78	66	152	130
Allowance for equity funds used during construction	(11)	(8)	(22)	(17)
Other (income) expenses, net	(3)	1	(5)	3
Total other expenses (income)	64	59	125	116
INCOME BEFORE INCOME TAXES	155	144	303	284
INCOME TAX PROVISION	37	33	73	67
NET INCOME	118	111	230	217
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 8)	2	7	2	23
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2	7	2	23
TOTAL COMPREHENSIVE INCOME	$120	$118	$232	$240
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	106	—	106
Dividends to ITC Investment Holdings	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 8)	—	—	16	16
BALANCE, MARCH 31, 2022	892	1,626	14	2,532
Net income	—	111	—	111
Dividends to ITC Investment Holdings	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 8)	—	—	7	7
BALANCE, JUNE 30, 2022	$892	$1,673	$21	$2,586

BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	112	—	112
Dividends to ITC Investment Holdings	—	(70)	—	(70)
BALANCE, MARCH 31, 2023	892	1,795	27	2,714
Net income	—	118	—	118
Dividends to ITC Investment Holdings	—	(70)	—	(70)
Other comprehensive income, net of tax (Note 8)	—	—	2	2
BALANCE, JUNE 30, 2023	$892	$1,843	$29	$2,764
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(In millions of USD)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	151	146
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(35)	(14)
Deferred income tax expense	47	62
Allowance for equity funds used during construction	(22)	(17)
Share-based compensation	9	11
Other	9	10
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(31)	(54)
Accounts payable	2	13
Accrued compensation	(10)	(18)
Accrued taxes	7	12
Other current and non-current assets and liabilities, net	(24)	(19)
Net cash provided by operating activities	333	349
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(445)	(479)
Other	(10)	3
Net cash used in investing activities	(455)	(476)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	799	225
Borrowings under revolving credit agreements	570	454
Net (repayment) issuance of commercial paper	(134)	129
Repayment of long-term debt	(250)	—
Repayments of revolving credit agreements	(440)	(534)
Dividends to ITC Investment Holdings	(140)	(128)
Refundable deposits from generators for transmission network upgrades	34	—
Repayment of refundable deposits from generators for transmission network upgrades	(15)	(4)
Other	(9)	(2)
Net cash provided by financing activities	415	140
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	293	13
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$299	$20
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for each of the three months ended June 30, 2023 and 2022 was $1 million. Total other services revenue for the six months ended June 30, 2023 and 2022 was $3 million and $2 million, respectively.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	June 30,	December 31,
(In millions of USD)	2023	2022
Trade accounts receivable	$2	$2
Unbilled accounts receivable	155	124
Other (a)	14	13
Total accounts receivable	$171	$139
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2023:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2022	$(20)
Net refund of 2021 revenue deferrals and accruals, including accrued interest	6
Net revenue accrual, including accrued interest	30
Net accrued interest payable	(1)
Net regulatory assets as of June 30, 2023	$15
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	June 30,	December 31,
(In millions of USD)	2023	2022
Current regulatory assets	$21	$12
Non-current regulatory assets	45	29
Current regulatory liabilities	(31)	(22)
Non-current regulatory liabilities	(20)	(39)
Net regulatory assets (liabilities)	$15	$(20)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of June 30, 2023, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For the three and six months ended June 30, 2023 and 2022, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 11 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three and six months ended June 30, 2023 and 2022, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleged that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked the FERC to reduce ITC Midwest’s equity component from 60% to 53%. On November 2, 2022, the FERC issued an order denying the complaint. On December 2, 2022, the Iowa Coalition for Affordable Transmission filed a request for rehearing with the FERC. On March 16, 2023, the FERC confirmed the previous order denying the complaint and we consider the matter to be closed.

5.    DEBT
ITC Holdings
Senior Unsecured Notes
On June 1, 2023, ITC Holdings completed a private offering of Senior Notes totaling $800 million, which included $500 million aggregate principal amount of unsecured 5.40% Senior Notes, due June 1, 2033, and an additional $300 million aggregate principal amount issued of its existing unsecured 4.95% Senior Notes, due September 22, 2027. The issuance increased the total aggregate principal amount issued of the 4.95% Senior Notes to $900 million. The 5.40% and the 4.95% Senior Notes are redeemable prior to March 1, 2033 and August 22, 2027, respectively, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. The total net proceeds from the offering, after discount and costs related to the issuances, were used to redeem in full $250 million aggregate principal amount of ITC Holdings 4.05% Senior Notes, due July 1, 2023, to repay indebtedness outstanding under the commercial paper program and for general corporate purposes. The 4.95% and 5.40% Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013, between ITC Holdings and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, as supplemented from time to time, including by the Sixth and Seventh Supplemental Indentures, dated as of September 22, 2022 and June 1, 2023, respectively.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. At June 30, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. At December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding. Amounts outstanding are classified as debt maturing within one year in the condensed consolidated statements of financial position. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
Revolving Credit Agreement
On April 14, 2023, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains entered into the Revolving Credit Agreement. In connection with the closing of the Revolving Credit Agreement, the borrowers used funds borrowed under the Revolving Credit Agreement to replace and refinance in full, the previous revolving credit agreements. The Revolving Credit Agreement established an unguaranteed, unsecured revolving credit facility under which the borrowers may borrow an aggregate principal amount of $1 billion (subject to certain borrowing sublimits for each of the borrowers as set forth in the Revolving Credit Agreement). The Revolving Credit Agreement has a maturity date of April 14, 2028 and the interest rate is based on a calculation that references either SOFR or a comparable benchmark as further outlined in the Revolving Credit Agreement.

At June 30, 2023, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	175	98	77	6.14%	0.100%
METC	175	88	87	6.14%	0.100%
ITC Midwest	225	132	93	6.14%	0.100%
ITC Great Plains	25	20	5	6.14%	0.100%
Total	$1,000	$338	$662
____________________________
(a)Represents the current borrowing sublimit. Individual sublimits may be adjusted, subject to certain maximum individual sublimits and the aggregate limit under the Revolving Credit Agreement.
(b)Included within long-term debt in the condensed consolidated statements of financial position.
(c)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(d)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
Derivative Instruments and Hedging Activities
During the second quarter of 2023, ITC Holdings entered into and settled 10-year U.S. Treasury rate lock contracts with notional amounts totaling $500 million and a weighted-average forward rate yield of 3.46%. The contracts were used to manage interest rate risk associated with the $500 million issuance of unsecured 5.40% Senior Notes at ITC Holdings on June 1, 2023. The comparable reference rate used to determine the gain on settlement of the treasury locks was 3.57%. The treasury locks qualified for cash flow hedge accounting treatment and the cumulative pre-tax gain of $4 million was recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the term of the related debt. The settlement payment was recognized within cash flows from operating activities in the condensed consolidated statements of cash flows.
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

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
Service cost	$2	$2	$4	$4
Interest cost	1	1	3	2
Expected return on plan assets	(1)	(2)	(3)	(3)
Net pension cost	$2	$1	$4	$3
The components of net pension cost other than the service cost component are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
Service cost	$2	$3	$4	$6
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized gain	(1)	(1)	(2)	(1)
Net postretirement cost	$1	$2	$1	$4
The components of net postretirement cost other than the service cost component are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $4 million and $5 million for the six months ended June 30, 2023 and 2022, respectively.
7.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	13	—	—
Total	$57	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	11	—	—
Total	$55	$—	$—
As of June 30, 2023 and December 31, 2022, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 6 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other (income) expenses, net.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and six months ended June 30, 2023 and 2022.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,437 million and $5,849 million at June 30, 2023 and December 31, 2022, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $7,195 million and $6,649 million at June 30, 2023 and December 31, 2022, respectively.
Revolving Credit Agreements
At June 30, 2023 and December 31, 2022, we had a consolidated total of $338 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above. See Note 5 for changes to our revolving credit agreements since December 31, 2022.

Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
8.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
Balance at the beginning of period	$27	$14	$27	$(2)
Derivative instruments
Reclassification of net (gain) loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $1 for the six months ended June 30, 2022) (a)	(1)	—	(1)	1
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1, $3, $1 and $9 for the three and six months ended June 30, 2023 and 2022, respectively)	3	7	3	22
Total other comprehensive income, net of tax	2	7	2	23
Balance at the end of period	$29	$21	$29	$21
____________________________
(a)The reclassification of the net (gain)/loss relating to interest rate cash flow hedges is reported in interest expense, net on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2024 is expected to be approximately $2 million (net of tax of $1 million). The reclassification is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of June 30, 2023 was $40 million and $28 million, respectively. At June 30, 2023, the total unrecognized compensation cost related to the PBUs and SBUs was $16 million and $13 million, respectively.
10.    RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had receivables from Fortis and such subsidiaries of $1 million at June 30, 2023 and December

31, 2022. At June 30, 2023 and December 31, 2022 we had payables to Fortis and such subsidiaries of $4 million and $1 million, respectively.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for each of the three months ended June 30, 2023 and 2022 for ITC Holdings was $3 million, and for each of the six months ended June 30, 2023 and 2022, was $7 million. Related party charges for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.
Dividends
During the six months ended June 30, 2023 and 2022, we paid dividends of $140 million and $128 million, respectively, to ITC Investment Holdings. We also paid dividends of $70 million to ITC Investment Holdings in July 2023.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the six months ended June 30, 2023 and 2022 we paid $25 million and $5 million, respectively, to ITC Investment Holdings associated with our income tax position. At June 30, 2023, we had recorded net income taxes payable of $1 million in accrued taxes in the condensed consolidated statements of financial position.
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
FERC Orders
Since the filing of the Initial Complaint, the FERC has issued separate orders in these proceedings on September 28, 2016, November 21, 2019 and May 21, 2020. These orders resulted in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and other various parties have challenged certain aspects of these orders through requests for rehearing. In the most recent order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized by March 31, 2022 and, during the six months ended June 30, 2022, we received net settlement payments of less than $1 million owed from customers.

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
It is possible that the base ROE established in the May 2020 Order may be revised and that we could be required to provide additional material refunds upon resolution of the proceedings. We are awaiting action by the FERC in these proceedings to provide further insight into possible changes to our base ROE and the periods for which a revised ROE applies. We cannot predict whether these proceedings will have a material impact, or estimate the possible impact, on our financial condition, results of operations or cash flows.
See Note 4 for a summary of our base ROE and incentive adders for transmission rates. As of June 30, 2023, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,		December 31,
(In millions of USD)	2023	2022	2022	2021
Cash and cash equivalents	$296	$18	$4	$5
Restricted cash included in:
Other non-current assets	3	2	2	2
Total cash, cash equivalents and restricted cash	$299	$20	$6	$7
The increase in cash and cash equivalents as of June 30, 2023 was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. We expect to utilize the unused net proceeds of cash and cash equivalents from this issuance to fund short-term (within twelve months) capital requirements. See Note 5 for additional information on the June 1, 2023 debt issuance at ITC Holdings, including the initial uses of net proceeds therefrom. Restricted cash included in other non-current assets primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.

Supplementary Cash Flows Information

	Six months ended
	June 30,
(In millions of USD)	2023	2022
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$149	$121
Income taxes paid	25	5
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	90	124
Allowance for equity funds used during construction	22	17
Other	1	1
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2023 or 2022, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
13.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three months ended		Six months ended
OPERATING REVENUES:	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
Regulated Operating Subsidiaries	$396	$376	$788	$750
Intercompany eliminations	(9)	(9)	(18)	(18)
Total operating revenues	$387	$367	$770	$732

	Three months ended		Six months ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
Regulated Operating Subsidiaries	$194	$184	$384	$364
ITC Holdings and other	(39)	(40)	(81)	(80)
Total income before income taxes	$155	$144	$303	$284

	Three months ended		Six months ended
NET INCOME:	June 30,		June 30,
(In millions of USD)	2023	2022	2023	2022
Regulated Operating Subsidiaries	$146	$138	$290	$273
ITC Holdings and other	118	111	230	217
Intercompany eliminations	(146)	(138)	(290)	(273)
Total net income	$118	$111	$230	$217

TOTAL ASSETS:	June 30,	December 31,
(In millions of USD)	2023	2022
Regulated Operating Subsidiaries	$12,407	$12,005
ITC Holdings and other	6,848	6,378
Reconciliations / intercompany eliminations (a)	(6,441)	(6,252)
Total assets	$12,814	$12,131
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

Significant recent matters that influenced our financial condition, results of operations and cash flows for the six months ended June 30, 2023 or that may affect future results include:
•Our capital expenditures of $445 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2023, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings and repayments, changes to debt agreements and treasury locks as described in Note 5 to the condensed consolidated interim financial statements;
•The Iowa Supreme Court ruling on ROFR proceedings, as described below under “ — Recent Developments;”
•The D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 11 to the condensed consolidated interim financial statements;
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy (as described in Note 4 to the condensed consolidated interim financial statements), regional transmission planning and cost allocation; and
•The final rule issued by the FERC on July 28, 2023 proposing changes to generator interconnection procedures, which is being assessed for impacts to our business but is not expected to have a significant impact on our financial condition, results of operations or cash flows.
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
Capital Structure Complaint
On May 10, 2022, the Iowa Coalition for Affordable Transmission, including IP&L, filed a complaint with the FERC under Section 206 of the FPA. Specifically, the complaint alleged that ITC Midwest does not meet the FERC’s three-part test for authorizing the use of a utility’s actual capital structure for ratemaking purposes which requires that ITC Midwest 1) issue its own debt without guarantees, 2) have its own credit rating, and 3) have a capital structure within the range of capital structures previously approved by the Commission. The Iowa Coalition for Affordable Transmission asked the FERC to reduce ITC Midwest’s equity component from 60% to 53%. On November 2, 2022, the FERC issued an order denying the complaint. On December 2, 2022, the Iowa Coalition for Affordable Transmission filed a request for rehearing with the FERC. On March 16, 2023, the FERC confirmed the previous order denying the complaint and we consider the matter to be closed.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. As of June 30, 2023, our Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. See Note 4 and Note 11 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
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

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(In millions of USD)	June 30, 2023	2023 — 2027
Expenditures for property, plant and equipment (a)	$445	$4,475
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

Results of Operations

	Three months ended			Percentage	Six months ended			Percentage
	June 30,		Increase	increase	June 30,		Increase	increase
(In millions of USD)	2023	2022	(decrease)	(decrease)	2023	2022	(decrease)	(decrease)
OPERATING REVENUES
Transmission and other services	$393	$387	$6	2%	$739	$714	$25	4%
Formula Rate true-up	(6)	(20)	14	(70)%	31	18	13	72%
Total operating revenues	387	367	20	5%	770	732	38	5%
OPERATING EXPENSES
Operation and maintenance	30	27	3	11%	57	54	3	6%
General and administrative	26	26	—	—%	60	59	1	2%
Depreciation and amortization	76	74	2	3%	151	146	5	3%
Taxes other than income taxes	37	37	—	—%	75	73	2	3%
Other operating (income) expense, net	(1)	—	(1)	n/a	(1)	—	(1)	n/a
Total operating expenses	168	164	4	2%	342	332	10	3%
OPERATING INCOME	219	203	16	8%	428	400	28	7%
OTHER EXPENSES (INCOME)
Interest expense, net	78	66	12	18%	152	130	22	17%
Allowance for equity funds used during construction	(11)	(8)	(3)	38%	(22)	(17)	(5)	29%
Other (income) expenses, net	(3)	1	(4)	(400)%	(5)	3	(8)	(267)%
Total other expenses (income)	64	59	5	9%	125	116	9	8%
INCOME BEFORE INCOME TAXES	155	144	11	8%	303	284	19	7%
INCOME TAX PROVISION	37	33	4	12%	73	67	6	9%
NET INCOME	$118	$111	$7	6%	$230	$217	$13	6%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended June 30, 2023 and 2022 which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2023		2022		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$268	69%	$252	69%	$16	6%
Regional cost sharing revenues (a)	96	25%	94	26%	2	2%
Point-to-point	5	1%	5	1%	—	—%
Scheduling, control and dispatch (a)	5	1%	5	1%	—	—%
Other	13	4%	11	3%	2	18%
Total	$387	100%	$367	100%	$20	5%
____________________________
(a)Includes a portion of the Formula Rate true-up of $(6) million and $(20) million for the three months ended June 30, 2023 and 2022, respectively.

The following table sets forth the components of and changes in operating revenues for the six months ended June 30, 2023 and 2022, which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2023		2022		Increase	increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(decrease)	(decrease)
Network revenues (a)	$539	70%	$507	70%	$32	6%
Regional cost sharing revenues (a)	192	25%	189	26%	3	2%
Point-to-point	10	1%	10	1%	—	—%
Scheduling, control and dispatch (a)	10	1%	10	1%	—	—%
Other	19	3%	16	2%	3	19%
Total	$770	100%	$732	100%	$38	5%
___________________________
(a)Includes a portion of the Formula Rate true-up of $31 million and $18 million for the six months ended June 30, 2023 and 2022, respectively.
Operating revenues for the three and six months ended June 30, 2023 increased, compared to the same periods in 2022, primarily due to a higher rate base associated with higher balances of property, plant and equipment in service and resulting return.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased as compared to the same periods in 2022 due to higher interest rates on long-term debt issuances, commercial paper and our revolving credit agreements and higher overall debt balances. See Note 5 to the condensed consolidated interim financial statements for additional information.
Allowance for equity funds used during construction
AFUDC equity increased due primarily to higher balances of construction work in progress eligible for AFUDC equity for the six months ended June 30, 2023, compared to the same period in 2022.
Other (income) expenses, net
Other (income) expenses, net decreased primarily due to losses on certain investments associated with our supplemental benefit plans that occurred in the six months ended June 30, 2022 and did not recur for the same period in 2023. Additionally, during the six months ended June 30, 2023, we earned interest income on the unused net proceeds of cash and cash equivalents from the issuance of $800 million of Senior Notes at ITC Holdings, as discussed further in Note 5 to the condensed consolidated interim financial statements, including with respect to the initial uses of net proceeds therefrom.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our Revolving Credit Agreement (the terms of which are described in Note 5 to the condensed consolidated interim financial statements). In addition, we may from time to time secure debt funding in the capital markets (including debt to finance or refinance portfolios of eligible projects based on the green bond framework established by ITC Holdings), although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
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
We expect to continue to utilize our commercial paper program and Revolving Credit Agreement as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of June 30, 2023, we had consolidated indebtedness under our Revolving Credit Agreement of $338 million, with unused capacity under our Revolving Credit Agreement of $662 million. Additionally, ITC Holdings did not have any commercial paper issued and outstanding as of June 30, 2023, but has the ability to issue an aggregate amount not to exceed $400 million outstanding at any one time under the commercial paper program. As of June 30, 2023, we had a balance of cash and cash equivalents of $296 million, compared to a balance of $4 million as of December 31, 2022. The increase in cash and cash equivalents was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. We expect to utilize the unused net proceeds of cash and cash equivalents from this issuance to fund short-term (within twelve months) capital requirements. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the June 1, 2023 debt issuance at ITC Holdings, including the initial uses of net proceeds therefrom, the commercial paper program and our revolving credit agreements.
To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. Rising interest rates have resulted in higher coupon rates on recent long-term debt issuances and higher weighted average interest rates on commercial paper and borrowings under our revolving credit agreements. The increase in interest rates, combined with higher long-term debt balances due to additional issuances of long-term debt, has resulted in an increase to interest expense, net of $12 million and $22 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. There remains uncertainty surrounding expectations of future interest rate fluctuations.
On April 14, 2023, we entered into the Revolving Credit Agreement, as described in Note 5 to the condensed consolidated interim financial statements, that replaced the previous revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. Under the Revolving Credit Agreement, the interest rate is based on a calculation that references either SOFR or a comparable benchmark as further outlined in the Revolving Credit Agreement and, as a result, we no longer have exposure to LIBOR that existed under the previous revolving credit agreements.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2023, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.
Cash Flows

	Six months ended			Percentage
	June 30,		Increase	increase
(In millions of USD)	2023	2022	(decrease)	(decrease)
Cash flows provided by (used in):
Operating activities	$333	$349	$(16)	(5)%
Investing activities	(455)	(476)	(21)	4%
Financing activities	415	140	275	196%
Net increase in cash, cash equivalents and restricted cash	$293	$13
Cash Flows From Operating Activities
Net cash provided by operating activities decreased primarily due to an increase in interest paid of $28 million and an increase in income taxes paid of $20 million and other working capital activity during the six months ended June 30, 2023 compared to the same period in 2022. This decrease was partially offset by an increase in cash received from operating revenues of $30 million and a decrease in payments pursuant to our long-term incentive plans of $12 million during the six months ended June 30, 2023 compared to the same period in 2022.
Cash Flows From Investing Activities
Net cash used in investing activities decreased primarily due to a decrease in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to an increase in issuances of long-term debt, net of discount, of $574 million, an increase in net borrowings under our revolving credit agreements of $210 million and an increase in net refundable deposits for transmission network upgrades of $23 million during the six months ended June 30, 2023 compared to the same period in 2022. This increase was partially offset by an increase in net repayments of commercial paper of $263 million, an increase in repayments of long-term debt of $250 million and an increase in dividend payments of $12 million during the six months ended June 30, 2023 compared to the same period in 2022.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the

year ended December 31, 2022 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2023.
Recent Accounting Pronouncements
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,437 million and $5,849 million at June 30, 2023 and December 31, 2022, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $7,195 million and $6,649 million at June 30, 2023 and December 31, 2022, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at June 30, 2023 and December 31, 2022 would decrease the fair value of debt by $289 million and $270 million, respectively, and a decrease in interest rates of 10% at June 30, 2023 and December 31, 2022 would increase the fair value of debt by $315 million and $297 million, respectively, at that date.
Revolving Credit Agreements
At June 30, 2023 and December 31, 2022, we had a consolidated total of $338 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at June 30, 2023 and December 31, 2022 would increase or decrease annual interest expense by $2 million and $1 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods. See Note 5 to the condensed consolidated interim financial statements for changes to our revolving credit agreements since December 31, 2022.
Commercial Paper
At June 30, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. At December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at December 31, 2022 would increase or decrease annual interest expense by $1 million, at levels consistent with amounts issued and outstanding at the end of the period.
Other
As described in our Form 10-K for the year ended December 31, 2022, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.58
Sixth Supplemental Indenture, dated as of September 22, 2022, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on September 22, 2022).

4.59
Seventh Supplemental Indenture, dated as of June 1, 2023, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on June 1, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 1, 2023

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)