Form 10-Q
period 2023-09-30
ITC Holdings Corp.
filed 2023-10-27
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of October 26, 2023.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2023

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(In millions of USD, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$331	$4
Accounts receivable	172	139
Inventory	63	55
Regulatory assets	25	12
Prepaid and other current assets	30	19
Total current assets	621	229
Property, plant and equipment (net of accumulated depreciation and amortization of $2,531 and $2,382, respectively)	11,094	10,637
Other assets
Goodwill	950	950
Regulatory assets	170	181
Other assets	131	134
Total other assets	1,251	1,265
TOTAL ASSETS	$12,966	$12,131
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$89	$112
Accrued compensation	52	59
Accrued interest	93	69
Accrued taxes	37	72
Regulatory liabilities	36	22
Refundable deposits and advances for construction	40	26
Debt maturing within one year	400	384
Other current liabilities	16	15
Total current liabilities	763	759
Accrued pension and postretirement liabilities	41	41
Deferred income taxes	1,382	1,303
Regulatory liabilities	734	676
Refundable deposits	51	29
Other liabilities	39	44
Long-term debt	7,153	6,607
Commitments and contingent liabilities (Notes 4 and 12)
TOTAL LIABILITIES	10,163	9,459
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2023 and December 31, 2022	892	892
Retained earnings	1,882	1,753
Accumulated other comprehensive income	29	27
Total stockholder’s equity	2,803	2,672
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,966	$12,131
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
OPERATING REVENUES
Transmission and other services	$464	$435	$1,203	$1,149
Formula Rate true-up	(76)	(69)	(45)	(51)
Total operating revenues	388	366	1,158	1,098
OPERATING EXPENSES
Operation and maintenance	30	29	87	83
General and administrative	26	18	86	77
Depreciation and amortization	77	74	228	220
Taxes other than income taxes	34	31	109	104
Other operating (income) expenses, net	—	—	(1)	—
Total operating expenses	167	152	509	484
OPERATING INCOME	221	214	649	614
OTHER EXPENSES (INCOME)
Interest expense, net	82	68	234	198
Allowance for equity funds used during construction	(10)	(10)	(32)	(27)
Other (income) expenses, net	(5)	1	(10)	4
Total other expenses (income)	67	59	192	175
INCOME BEFORE INCOME TAXES	154	155	457	439
INCOME TAX PROVISION	44	44	117	111
NET INCOME	110	111	340	328
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 9)	—	6	2	29
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	—	6	2	29
TOTAL COMPREHENSIVE INCOME	$110	$117	$342	$357
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	106	—	106
Dividends to ITC Investment Holdings	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 9)	—	—	16	16
BALANCE, MARCH 31, 2022	892	1,626	14	2,532
Net income	—	111	—	111
Dividends to ITC Investment Holdings	—	(64)	—	(64)
Other comprehensive income, net of tax (Note 9)	—	—	7	7
BALANCE, JUNE 30, 2022	892	1,673	21	2,586
Net income	—	111	—	111
Dividends to ITC Investment Holdings	—	(71)	—	(71)
Other comprehensive income, net of tax (Note 9)	—	—	6	6
BALANCE, SEPTEMBER 30, 2022	$892	$1,713	$27	$2,632

BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	112	—	112
Dividends to ITC Investment Holdings	—	(70)	—	(70)
BALANCE, MARCH 31, 2023	892	1,795	27	2,714
Net income	—	118	—	118
Dividends to ITC Investment Holdings	—	(70)	—	(70)
Other comprehensive income, net of tax (Note 9)	—	—	2	2
BALANCE, JUNE 30, 2023	892	1,843	29	2,764
Net income	—	110	—	110
Dividends to ITC Investment Holdings	—	(71)	—	(71)
BALANCE, SEPTEMBER 30, 2023	$892	$1,882	$29	$2,803
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions of USD)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	228	220
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	39	58
Deferred income tax expense	84	103
Allowance for equity funds used during construction	(32)	(27)
Share-based compensation	11	7
Other	13	56
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(34)	(29)
Accounts payable	(2)	6
Accrued compensation	(10)	(19)
Accrued interest	25	11
Accrued taxes	(34)	(29)
Other current and non-current assets and liabilities, net	(33)	(28)
Net cash provided by operating activities	595	657
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(622)	(719)
Other	(13)	6
Net cash used in investing activities	(635)	(713)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	799	825
Borrowings under revolving credit agreements	894	783
Net repayment of commercial paper	(134)	(21)
Repayment of long-term debt	(250)	(500)
Repayments of revolving credit agreements	(745)	(819)
Dividends to ITC Investment Holdings	(211)	(199)
Refundable deposits from generators for transmission network upgrades	47	—
Repayment of refundable deposits from generators for transmission network upgrades	(21)	(8)
Other	(9)	(7)
Net cash provided by financing activities	370	54
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	330	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$336	$5
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
2.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications including transmission services, other services and Formula Rate true-up. As other services revenue is immaterial, it is presented in combination with transmission services on the condensed consolidated statements of comprehensive income.
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue for the three months ended September 30, 2023 and 2022 was $2 million and $3 million, respectively. Total other services revenue for each of the nine months ended September 30, 2023 and 2022 was $5 million.
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
3.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(In millions of USD)	2023	2022
Trade accounts receivable	$2	$2
Unbilled accounts receivable	156	124
Other (a)	14	13
Total accounts receivable	$172	$139
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2023:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2022	$(20)
Net refund of 2021 revenue deferrals and accruals, including accrued interest	8
Net revenue deferral, including accrued interest	(45)
Net accrued interest payable	(2)
Net regulatory liabilities as of September 30, 2023	$(59)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(In millions of USD)	2023	2022
Current regulatory assets	$25	$12
Non-current regulatory assets	16	29
Current regulatory liabilities	(36)	(22)
Non-current regulatory liabilities	(64)	(39)
Net regulatory liabilities	$(59)	$(20)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of September 30, 2023, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For the three and nine months ended September 30, 2023 and 2022, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 12 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three and nine months ended September 30, 2023 and 2022, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. At September 30, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. At December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding. Amounts outstanding are classified as debt maturing within one year in the condensed consolidated statements of financial position. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
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

At September 30, 2023, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	175	107	68	6.35%	0.100%
METC	175	96	79	6.35%	0.100%
ITC Midwest	225	136	89	6.35%	0.100%
ITC Great Plains	25	18	7	6.35%	0.100%
Total	$1,000	$357	$643
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
6.    INCOME TAXES
On March 1, 2022, the governor of Iowa signed an act into law that contains provisions to reduce Iowa’s corporate tax rates if a certain threshold of the state’s annual net corporate income tax receipts is met. Adjustments to reduce the corporate income tax rate are calculated annually after the end of each fiscal year and may continue until the currently targeted corporate income tax rate of 5.5% is reached.
For the state’s fiscal year ended June 30, 2023, net corporate income tax receipts exceeded the prescribed threshold. On September 22, 2023, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 8.4% to 7.1%, effective January 1, 2024. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $7 million was recorded during the three months ended September 30, 2023. In addition, a regulatory liability of $21 million was recorded as of September 30, 2023 to offset deferred taxes associated with rate base at ITC Midwest.
In September 2022, a reduction in Iowa’s top corporate income tax rate from 9.8% to 8.4% was certified, effective January 1, 2023. As a result, deferred income tax expense of $7 million was recorded during the three months ended September 30, 2022 and a regulatory liability of $22 million was established as of September 30, 2022.
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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
Service cost	$1	$2	$5	$6
Interest cost	2	1	5	3
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization of unrecognized loss	—	1	—	1
Net pension cost	$1	$2	$5	$5
The components of net pension cost other than the service cost component are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
Service cost	$1	$2	$5	$8
Interest cost	2	1	4	3
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization of unrecognized gain	(1)	—	(3)	(1)
Net postretirement cost	$—	$1	$1	$5
The components of net postretirement cost other than the service cost component are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $6 million for each of the nine months ended September 30, 2023 and 2022.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$43	$—	$—
Mutual funds — equity securities	13	—	—
Total	$56	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	11	—	—
Total	$55	$—	$—
As of September 30, 2023 and December 31, 2022, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 7 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other (income) expenses, net.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2023 and 2022.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,142 million and $5,849 million at September 30, 2023 and December 31, 2022, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $7,196 million and $6,649 million at September 30, 2023 and December 31, 2022, respectively.
Revolving Credit Agreements
At September 30, 2023 and December 31, 2022, we had a consolidated total of $357 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above. See Note 5 for changes to our revolving credit agreements since December 31, 2022.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
Balance at the beginning of period	$29	$21	$27	$(2)
Derivative instruments
Reclassification of net (gain) loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 and $1 for the three and nine months ended September 30, 2022, respectively) (a)	—	2	(1)	3
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $2, $1 and $11 for the three months ended September 30, 2022 and for the nine months ended September 30, 2023 and 2022, respectively)	—	4	3	26
Total other comprehensive income, net of tax	—	6	2	29
Balance at the end of period	$29	$27	$29	$27
____________________________
(a)The reclassification of the net (gain)/loss relating to interest rate cash flow hedges is reported in interest expense, net on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2024 is expected to be approximately $2 million (net of tax of $1 million). The reclassification is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
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
The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2023 was $39 million and $26 million, respectively. At September 30, 2023, the total unrecognized compensation cost related to the PBUs and SBUs was $12 million and $10 million, respectively.
11.    RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had receivables from Fortis and such subsidiaries of $1 million at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022 we had payables to Fortis and such subsidiaries of less than $1 million and $1 million, respectively.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income. Such expense for the three months ended September 30, 2023 and 2022 for ITC Holdings was $2 million and $3 million, respectively, and for the nine months ended September 30, 2023 and 2022, was $9 million and $10 million, respectively. Related party charges for services to Fortis and other subsidiaries, recorded as an offset to general and administrative expenses for ITC Holdings, were $1 million for each of the three months ended September 30, 2023 and 2022, and $2 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively.
Dividends
During the nine months ended September 30, 2023 and 2022, we paid dividends of $211 million and $199 million, respectively, to ITC Investment Holdings. We also expect to pay dividends of $72 million to ITC Investment Holdings in October 2023.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the nine months ended September 30, 2023 and 2022 we paid $43 million and $8 million, respectively, to ITC Investment Holdings associated with our income tax position. At September 30, 2023, we had recorded net income taxes receivable of $7 million in prepaid and other current assets in the condensed consolidated statements of financial position.
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
FERC Orders
Since the filing of the Initial Complaint, the FERC has issued separate orders in these proceedings on September 28, 2016, November 21, 2019 and May 21, 2020. These orders resulted in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and other various parties have challenged certain aspects of these orders through requests for rehearing. In the most recent order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be

12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized by March 31, 2022 and, during the nine months ended September 30, 2022, we received net settlement payments of less than $1 million owed from customers.
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
See Note 4 for a summary of our base ROE and incentive adders for transmission rates. As of September 30, 2023, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
(In millions of USD)	2023	2022	2022	2021
Cash and cash equivalents	$331	$3	$4	$5
Restricted cash included in other non-current assets	5	2	2	2
Total cash, cash equivalents and restricted cash	$336	$5	$6	$7
The increase in cash and cash equivalents as of September 30, 2023 was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. We expect to utilize the unused net proceeds of cash and cash equivalents from this issuance to fund short-term (within twelve months) capital requirements. See Note 5 for additional information on the June 1, 2023 debt issuance at ITC Holdings, including the initial uses of net proceeds therefrom. Restricted cash primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.

Supplementary Cash Flows Information

	Nine Months Ended
	September 30,
(In millions of USD)	2023	2022
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$204	$178
Income taxes paid	43	8
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	94	109
Allowance for equity funds used during construction	32	27
Other	1	1
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2023 or 2022, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
14.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three Months Ended		Nine Months Ended
OPERATING REVENUES:	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
Regulated Operating Subsidiaries	$397	$376	$1,185	$1,126
Intercompany eliminations	(9)	(10)	(27)	(28)
Total operating revenues	$388	$366	$1,158	$1,098

	Three Months Ended		Nine Months Ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
Regulated Operating Subsidiaries	$194	$185	$578	$549
ITC Holdings and other	(40)	(30)	(121)	(110)
Total income before income taxes	$154	$155	$457	$439

	Three Months Ended		Nine Months Ended
NET INCOME:	September 30,		September 30,
(In millions of USD)	2023	2022	2023	2022
Regulated Operating Subsidiaries	$150	$142	$440	$415
ITC Holdings and other	110	111	340	328
Intercompany eliminations	(150)	(142)	(440)	(415)
Total net income	$110	$111	$340	$328

TOTAL ASSETS:	September 30,	December 31,
(In millions of USD)	2023	2022
Regulated Operating Subsidiaries	$12,512	$12,005
ITC Holdings and other	6,901	6,378
Reconciliations / intercompany eliminations (a)	(6,447)	(6,252)
Total assets	$12,966	$12,131
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

Significant recent matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2023 or that may affect future results include:
•Our capital expenditures of $622 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2023, as described below under “ — Capital Investment and Operating Results Trends;”
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
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy (as described in Note 4 to the condensed consolidated interim financial statements), regional transmission planning and cost allocation; and
•The final rule issued by the FERC on July 28, 2023 proposing changes to generator interconnection procedures, which we are monitoring for additional developments related to rehearing requests or appeals but is not expected to have a significant impact on our financial condition, results of operations or cash flows.
Recent Developments
Iowa State Tax Rate Change
On March 1, 2022, the governor of Iowa signed an act into law that contains provisions to reduce Iowa’s corporate tax rates if a certain threshold of the state’s annual net corporate income tax receipts is met. Adjustments to reduce the corporate income tax rate are calculated annually after the end of each fiscal year and may continue until the currently targeted corporate income tax rate of 5.5% is reached.
For the state’s fiscal year ended June 30, 2023, net corporate income tax receipts exceeded the prescribed threshold. On September 22, 2023, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 8.4% to 7.1%, effective January 1, 2024. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $7 million was recorded during the three months ended September 30, 2023. In addition, a regulatory liability of $21 million was recorded as of September 30, 2023 to offset deferred taxes associated with rate base at ITC Midwest.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. As of September 30, 2023, our Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. See Note 4 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
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
In addition to future investments identified through our planning studies, MISO is working to identify capital investment needs through its long-range transmission plan (LRTP) initiative. The objective of this initiative is to improve the transfer capability of electric power across the MISO region. MISO has identified a number of projects in the first tranche of this plan that will result in additional capital investments across MISO’s Midwest subregion through 2030. Our forecasted capital expenditures for 2024 through 2028 include approximately

$1.2 billion of investments related to this first tranche of projects in MISO’s long-range transmission plan. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(In millions of USD)	September 30, 2023	2024 — 2028
Expenditures for property, plant and equipment (a)	$622	$5,530
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
Results of Operations

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	September 30,		Increase	Increase	September 30,		Increase	Increase
(In millions of USD)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$464	$435	$29	7%	$1,203	$1,149	$54	5%
Formula Rate true-up	(76)	(69)	(7)	10%	(45)	(51)	6	(12)%
Total operating revenues	388	366	22	6%	1,158	1,098	60	5%
OPERATING EXPENSES
Operation and maintenance	30	29	1	3%	87	83	4	5%
General and administrative	26	18	8	44%	86	77	9	12%
Depreciation and amortization	77	74	3	4%	228	220	8	4%
Taxes other than income taxes	34	31	3	10%	109	104	5	5%
Other operating (income) expense, net	—	—	—	n/a	(1)	—	(1)	n/a
Total operating expenses	167	152	15	10%	509	484	25	5%
OPERATING INCOME	221	214	7	3%	649	614	35	6%
OTHER EXPENSES (INCOME)
Interest expense, net	82	68	14	21%	234	198	36	18%
Allowance for equity funds used during construction	(10)	(10)	—	—%	(32)	(27)	(5)	19%
Other (income) expenses, net	(5)	1	(6)	(600)%	(10)	4	(14)	(350)%
Total other expenses (income)	67	59	8	14%	192	175	17	10%
INCOME BEFORE INCOME TAXES	154	155	(1)	(1)%	457	439	18	4%
INCOME TAX PROVISION	44	44	—	—%	117	111	6	5%
NET INCOME	$110	$111	$(1)	(1)%	$340	$328	$12	4%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2023 and 2022, which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2023		2022		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$276	71%	$255	70%	$21	8%
Regional cost sharing revenues (a)	96	25%	93	25%	3	3%
Point-to-point	5	1%	6	2%	(1)	(17)%
Scheduling, control and dispatch (a)	5	1%	4	1%	1	25%
Other	6	2%	8	2%	(2)	(25)%
Total	$388	100%	$366	100%	$22	6%
____________________________
(a)Includes a portion of Formula Rate true-up revenue.
The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2023 and 2022, which included revenue accruals and deferrals, as described in Note 4 to the condensed consolidated interim financial statements:

						Percentage
	2023		2022		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$815	71%	$762	70%	$53	7%
Regional cost sharing revenues (a)	288	25%	282	26%	6	2%
Point-to-point	15	1%	16	1%	(1)	(6)%
Scheduling, control and dispatch (a)	15	1%	14	1%	1	7%
Other	25	2%	24	2%	1	4%
Total	$1,158	100%	$1,098	100%	$60	5%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three and nine months ended September 30, 2023 increased, compared to the same periods in 2022, primarily due to a higher rate base associated with higher balances of property, plant and equipment in service and resulting return and increased recoverable operating expenses.
Operating Expenses
General and administrative expense
General and administrative expenses for both the three and nine months ended September 30, 2023 increased when compared to the same periods in 2022, primarily due to higher compensation related expenses primarily related to additional share-based compensation expense and personnel additions.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased as compared to the same periods in 2022 due to higher interest rates on long-term debt issuances, commercial paper and our revolving credit agreements and higher overall debt balances. See Note 5 to the condensed consolidated interim financial statements for additional information.
Allowance for equity funds used during construction
AFUDC equity increased due primarily to higher balances of construction work in progress eligible for AFUDC equity for the nine months ended September 30, 2023, compared to the same period in 2022.

Other (income) expenses, net
Other (income) expenses, net decreased primarily due to losses on certain investments associated with our supplemental benefit plans that occurred in the three and nine months ended September 30, 2022. Additionally, during the three and nine months ended September 30, 2023, we earned interest income on the unused net proceeds of cash and cash equivalents from the issuance of $800 million of Senior Notes at ITC Holdings, as discussed further in Note 5 to the condensed consolidated interim financial statements, including with respect to the initial uses of net proceeds therefrom.
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
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 4 and 12 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2022. There have been no material changes to that information since December 31, 2022, other than the items listed below and described in Note 5 to the condensed consolidated interim financial statements:
•The pricing of $175 million of Senior Secured Notes by METC with an expected closing date in November 2023. The issuances will consist of $90 million of 5-year term, 5.65% Senior Secured Notes with an expected funding date in November 2023 and $85 million of 10-year term, 5.98% Senior Secured Notes with an expected funding date in January 2024. The proceeds from the notes are expected to be used to repay METC’s borrowings under the Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes.
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
We expect to continue to utilize our commercial paper program and Revolving Credit Agreement as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of September 30, 2023, we had consolidated indebtedness under our Revolving Credit Agreement of $357 million, with unused capacity under our Revolving Credit Agreement of $643 million. Additionally, ITC Holdings did not have any commercial paper issued and outstanding as of September 30, 2023, but has the ability to issue an aggregate amount not to exceed $400 million outstanding at any one time under the commercial paper program. As of September 30, 2023, we had a balance of cash and cash equivalents of $331 million, compared to a balance of $4 million as of December 31, 2022. The increase in cash and cash equivalents was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. We expect to utilize the unused net proceeds of cash and cash equivalents from this issuance to fund short-term (within twelve months) capital requirements. See Note 5 to the condensed consolidated interim financial statements for a detailed discussion of the June 1, 2023 debt issuance at ITC Holdings, including the initial uses of net proceeds therefrom, the commercial paper program and our revolving credit agreements.
To address our long-term capital requirements, we expect that we will need to obtain additional debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. Rising interest rates have resulted in higher coupon rates on recent long-term debt issuances and higher weighted average interest rates on commercial paper and borrowings under our revolving credit agreements. The increase in interest rates, combined with higher long-term debt balances due to additional issuances of long-term debt, has resulted in an increase to interest expense, net of $14 million and $36 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. There remains uncertainty surrounding expectations of future interest rate fluctuations.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2023, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.
Cash Flows

	Nine Months Ended			Percentage
	September 30,		Increase	increase
(In millions of USD)	2023	2022	(decrease)	(decrease)
Cash flows provided by (used in):
Operating activities	$595	$657	$(62)	(9)%
Investing activities	(635)	(713)	(78)	11%
Financing activities	370	54	316	585%
Net increase (decrease) in cash, cash equivalents and restricted cash	$330	$(2)

Cash Flows From Operating Activities
Net cash provided by operating activities decreased primarily due to a decrease in cash received for settlement of interest rate swaps of $35 million, an increase in income taxes paid of $35 million and an increase in interest paid of $26 million during the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was partially offset by an increase in cash received from operating revenues of $28 million and a decrease in payments pursuant to our long-term incentive plans of $12 million during the nine months ended September 30, 2023 compared to the same period in 2022.
Cash Flows From Investing Activities
Net cash used in investing activities decreased primarily due to a decrease in capital expenditures.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to a decrease in repayments of long-term debt of $250 million, an increase in net borrowings under our revolving credit agreements of $185 million and an increase in net refundable deposits for transmission network upgrades of $34 million during the nine months ended September 30, 2023 compared to the same period in 2022. This increase was partially offset by an increase in net repayments of commercial paper of $113 million, a decrease in issuances of long-term debt, net of discount of $26 million and an increase in dividend payments of $12 million during the nine months ended September 30, 2023 compared to the same period in 2022.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2022 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2023.
Recent Accounting Pronouncements
We have considered all new accounting pronouncements issued by the FASB and determined that it is not likely that any of the recently issued accounting guidance will have a material impact on our condensed consolidated interim financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,142 million and $5,849 million at September 30, 2023 and December 31, 2022, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $7,196 million and $6,649 million at September 30, 2023 and December 31, 2022, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at September 30, 2023 and December 31, 2022 would decrease the fair value of debt by $285 million and $270 million, respectively, and a decrease in interest rates of 10% at September 30, 2023 and December 31, 2022 would increase the fair value of debt by $313 million and $297 million, respectively, at that date.
Revolving Credit Agreements
At September 30, 2023 and December 31, 2022, we had a consolidated total of $357 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at September 30, 2023 and December 31, 2022 would increase or decrease annual interest expense by $2 million and $1 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods. See Note 5 to the condensed consolidated interim financial statements for changes to our revolving credit agreements since December 31, 2022.
Commercial Paper
At September 30, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. At December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at December 31, 2022 would increase or decrease annual interest expense by $1 million, at levels consistent with amounts issued and outstanding at the end of the period.
Other
As described in our Form 10-K for the year ended December 31, 2022, we are subject to commodity price risk from market price fluctuations, and to credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 26, 2023

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)