Form 10-K
period 2023-12-31
ITC Holdings Corp.
filed 2024-02-09
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of the registrant’s common stock, no par value, outstanding as of February 8, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2023

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
•“METC” are references to Michigan Electric Transmission Company, LLC, an indirect wholly-owned subsidiary of ITC Holdings;
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
•“BA” are references to a Balancing Authority;
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
•“Fortis Inc. 2020 Restricted Share Unit Plan” are references to the Company’s January 1, 2020 long-term equity incentive plan, as amended January 1, 2022 and January 1, 2023;
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
•“LIBOR” are references to the London Interbank Offered Rate;
•“LRTP” are references to long-range transmission plan, an initiative to build multiple tranches of transmission projects across the MISO region;

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
•“ULCS” are references to Utility Lines Construction Services, LLC, a division of Asplundh Tree Expert Co.; and
•“USD” are references to the United States dollar

PART I
ITEM 1.    BUSINESS.
Overview
ITC Holdings provides safe and reliable electric transmission service to connect consumers to more sustainable and cost-effective energy resources. ITC Holdings continues to make investments in a modernized grid to maintain reliability and accommodate future demands as lifestyles and the economy become increasingly dependent on electricity.
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
Our Regulated Operating Subsidiaries earn revenues for the use of their electric transmission systems by their customers, which include investor-owned utilities, municipalities, cooperatives, power marketers and alternative energy suppliers. As independent transmission companies, our Regulated Operating Subsidiaries are subject to rate regulation only by the FERC, and our cost-based rates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” as well as in Note 6 to the consolidated financial statements.
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
We expect to invest approximately $5.5 billion from 2024 through 2028 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) interconnect new renewable generation resources; (3) upgrade physical and technological grid security to protect critical infrastructure; and (4) expand access to electricity markets to reduce the overall cost of delivered energy to customers.
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
By performing preventive maintenance on our assets, we can minimize the need for reactive maintenance, resulting in improved reliability and cost savings for our customers. Our Regulated Operating Subsidiaries contract with ULCS to perform the majority of their maintenance. The agreement with ULCS provides us with access to an experienced and scalable workforce with knowledge of our system at an established rate.
Safety, Protection and Preparedness
The Safety, Protection and Preparedness group is responsible for safety, human performance, physical security, and emergency preparedness and response. Given the inherent hazardous nature of the utilities industry, we proactively work to ensure that all personnel are free to perform in a safe and secure environment. Our focus is to not compromise the safety of our employees, contractors or the public in the course of providing the most reliable electric transmission services. We maintain a safety program that includes proactive measures rooted in human performance principles to achieve that focus. Our emergency response plans ensure that we are prepared for a crisis and can maintain continuity of our business and service. We operate a security command center from our headquarters facility in Michigan that monitors our most critical assets on a continuous basis. The security operations center also gathers intelligence and works with our government and industry partners to monitor and prevent threats to our assets.
Cyber Security Operations Center
The Cyber Security Operations Center protects our business and reputation by securing critical infrastructure, data, and computing systems from threat actors. This group protects vital infrastructure by developing, refining, and continually delivering a comprehensive cybersecurity program while helping stakeholders meet business objectives. See “Item 1C. Cybersecurity” for additional information on our cybersecurity governance, risks and mitigation strategies.
Real Time Operations
System Operations — From our control centers in Michigan, transmission system operators continuously monitor the performance of the transmission systems of our Regulated Operating Subsidiaries, using software and communication systems to perform analysis to plan for contingencies and maintain security and reliability on a continuous basis. Transmission system operators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.
Balancing Authority Operator — Under the functional control of MISO, ITCTransmission and METC operate their electric transmission systems as a combined BA area, known as MECS. From our control centers in Michigan, our employees perform the BA functions as outlined in MISO’s Balancing Authority Agreement on a continuous basis. These functions include actual interchange data administration and verification as well as MECS BA area emergency procedure implementation and coordination. No other Regulated Operating Subsidiaries are responsible for BA functions for their respective assets.
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
Generator Interconnection and Operation Agreement. The GIOA established and maintains the direct electricity interconnection of DTE Electric’s electricity generating assets with ITCTransmission’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities.
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
Large Generator Interconnection Agreement. ITC Midwest, IP&L and MISO entered into the LGIA in order to establish and maintain the direct electricity interconnection of IP&L’s electricity generating assets with ITC Midwest’s transmission system for the purposes of transmitting electric power from and to the electricity generating facilities.
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
We have projects that are eligible for regional cost sharing under the MISO tariff, such as certain network upgrade projects. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge pursuant to the SPP tariff.
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

ITC Midwest
Iowa
The Iowa Utilities Board has jurisdiction over the construction, operation and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa law further provides that any entity granted a franchise by the Iowa Utilities Board is vested with the power of condemnation in Iowa to the extent the Iowa Utilities Board approves and deems necessary for public use. A city has the power, pursuant to Iowa law, to grant a franchise to erect, maintain and operate transmission facilities within the city limits, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.
ITC Midwest also is subject to the regulatory oversight of certain state agencies (including the Iowa Department of Natural Resources) and certain local authorities with respect to the issuance of environmental, highway, railroad and similar permits.
Minnesota
The Minnesota Public Utilities Commission has jurisdiction over the construction, siting and routing of new transmission lines and upgrades to existing lines through Minnesota’s Certificate of Need and Route Permit Processes. Transmission companies are also required to participate in the state’s Biennial Transmission Planning Process and are subject to the state’s preventative maintenance requirements. Pursuant to Minnesota law, ITC Midwest has the right as an independent transmission company to condemn property in the state of Minnesota for the purpose of building new transmission facilities.
ITC Midwest is also subject to the regulatory oversight of the Minnesota Pollution Control Agency, the Minnesota Department of Natural Resources, the Minnesota Public Utilities Commission in conjunction with the Department of Commerce and certain local authorities for compliance with applicable environmental standards and regulations.
Illinois
The Illinois Commerce Commission exercises jurisdiction over the siting of new transmission lines through its requirements for Certificates of Public Convenience and Necessity and Right-Of-Way acquisition that apply to construction of new and upgraded facilities.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 21.7%, 21.3% and 24.5%, respectively, of our consolidated billed revenues for the year ended December 31, 2023. These customers, together and individually, consistently represent a significant percentage of our operating revenue. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2021 revenue accruals and deferrals and exclude any amounts for the 2023 revenue accruals and deferrals that were included in our 2023 operating revenues but will not be billed to our customers until 2025. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost-Based Formula Rates with True-Up Mechanism” for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.

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
Human Capital Resources
ITC Holdings places significant emphasis on attracting, developing and retaining individuals who exemplify the values that are the cornerstone of our company. As of December 31, 2023, we had 747 employees, with low employee turnover and no significant change in the number of employees from the prior year. None of our employees are covered by collective bargaining agreements. In addition, we work with many outside firms to provide additional resources to support our business. We utilize human capital resources employed by these firms to assist with construction, maintenance, field operations and other corporate functions of our business. We believe that we have good relationships with our suppliers of contracted services.
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
We strive to provide an inclusive and diverse environment for all of our employees. We believe that by recognizing and valuing our employees’ similarities, as well as their differences, we make our shared goals possible. In addition to our internal commitments to inclusion and diversity, we have a supplier diversity program. We expect this effort to further diversify our supplier base through the recruitment and growth of businesses owned by minorities, women and veterans.
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
Each of our Regulated Operating Subsidiaries is a “public utility” under the FPA and, accordingly, is subject to regulation by the FERC. Approval by the FERC is required under Section 203 of the FPA for a disposition or acquisition of regulated public utility facilities, either directly or indirectly through a holding company. Such approval is also required to acquire a significant interest in securities of a public utility. Section 203 of the FPA also provides the FERC with explicit authority over utility holding companies’ purchases or acquisitions of, and mergers or consolidations with, a public utility. Finally, each of our Regulated Operating Subsidiaries must also seek approval by the FERC under Section 204 of the FPA for issuances of its securities (including debt securities). If we are unable to obtain the necessary FERC approvals for potential acquisitions, dispositions or merger activities, or to raise capital, our strategic and growth opportunities may be limited. This could have an adverse impact on our financial condition, results of operations and cash flows.
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
Various U.S. Government agencies have noted that external threat sources continue to seek to exploit, through cyber-attacks, potential vulnerabilities in the U.S. energy infrastructure, including electric transmission assets. These cyber threats and attacks are becoming more sophisticated and dynamic. Cybersecurity incidents could harm our business by limiting our transmission capabilities, delay our development and construction of new facilities or capital improvement projects on existing facilities or expose us to liability. Cyber-attacks targeting our information systems could also impair our records, networks, systems and programs, or transmit viruses to other systems. Such events or the threat of such events may increase costs associated with heightened security requirements. In addition, if our major customers or suppliers experience a cyber-attack it may reduce their ability to use our transmission facilities or service our transmission assets. If our business or those of our customers and suppliers are subject to a cyber-attack, it may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

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
We may be required to incur significant unanticipated expenses in connection with environmental compliance. Failure to comply with the extensive environmental laws and regulations applicable to us could result in significant civil or criminal penalties and remediation costs. Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Some of our facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered or threatened species. In addition, certain properties in which we operate are, or are suspected of being, affected by environmental contamination. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our costs and, therefore, our business, financial condition and results of operations.
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
The physical effects of climate change, including natural disasters, severe weather and other related phenomena, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Natural disasters, severe weather, and other related phenomena, primarily in the form of thunderstorms, flooding, wildfires, hurricanes, storm surges, atmospheric rivers and snow, ice storms, wind events or droughts, due to climate change, and the frequency and severity thereof, may negatively affect our business and financial condition through increased costs from (i) repairs to our transmission facilities, (ii) implementation of contingency plans for continued operations as repairs are underway and (iii) fluctuating energy use by customers, which may require us to invest in additional assets. We could also experience disruptions to our supply chain, as our suppliers may face similar challenges to their operations from such weather-related events due to climate change. Furthermore, prolonged power outages to customers and business interruptions from delays in storm restoration efforts could damage our reputation, which may have a material adverse effect on our business, financial condition, results of operations and cash flows. Longer-term climate change impacts, such as sustained higher temperatures, higher sea levels, larger storm surges and floods, could result in service disruption, shortened asset life, increased repair and replacement costs, and costs associated with strengthened design standards and systems.
In addition to the physical effects of climate change, federal, regional or state legislative or regulatory bodies have attempted, and may in the future attempt, to introduce requirements or incentives to reduce peak demand and energy consumption or control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Resulting programs, laws or regulations could lead to load reduction, or impose costs tied to greenhouse gas emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities or conservation measures. They could also provide a cost advantage to alternative energy sources or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The occurrence of the foregoing events could put upward pressure on costs, adversely affecting our business, financial condition, results of operations and cash flows.
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
The various regulatory requirements to which we are subject include reliability standards established by the NERC, which operates as the nation’s Electric Reliability Organization approved by the FERC in accordance with Section 215 of the FPA. These standards address operation, planning and security of the bulk power system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Failure to comply with these requirements can result in monetary penalties as well as non-monetary sanctions. Monetary penalties vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program, and such penalties can be substantial. Non-monetary sanctions include potential limitations on the violator’s activities or operations and placing the violator on a watchlist for major violators. If any of our subsidiaries violate the NERC reliability standards, even unintentionally, in any material way, any penalties or sanctions imposed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or other public health crisis, that results in economic and trade disruptions, including the disruption of global supply chains. As a result of efforts to limit the spread of communicable diseases, public health authorities, OSHA, and/or the states served by our transmission systems may issue orders that can place restrictions on and/or result in the temporary shutdown of operations of businesses that use our transmission systems. Moreover, we may be required to comply with obligations enacted by relevant authorities to help prevent the spread of illness or disease, which poses the risk of workforce disruption that could impact business continuity. The impact of efforts to limit the spread of illness or disease on our business, financial condition and results of operations may be material and adverse and may depend on various factors. These factors may include the duration and severity of the illness or disease, the length and magnitude of any business restrictions that are enacted and the efficacy of other efforts to prevent the spread of the disease, such as vaccines.
The widespread outbreak of an illness or disease could also disrupt the supply chains that provide services and equipment to us as part of our capital expenditures or maintenance efforts. If our supply chains are disrupted, we may be unable to perform necessary maintenance, which could result in increased costs as we implement contingency plans to allow us to continue to operate. Supply chain interruptions may also increase the cost of capital expenditures or result in the delay or cancellation of planned projects, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
As a holding company with no business operations, ITC Holdings’ material assets consist primarily of the stock and membership interests in our subsidiaries. Our primary sources of cash to meet our obligations are dividends and other payments received by us from time to time from our subsidiaries, the proceeds raised from the sale of our securities and borrowings under our various credit agreements. Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us. The ability of each of our Regulated Operating Subsidiaries and our other subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, the terms of its indebtedness, applicable state laws and regulations of the FERC and the FPA. Our Regulated Operating Subsidiaries target a FERC-approved capital structure of 60% equity and 40% debt that may limit the ability of our Regulated Operating Subsidiaries to use net assets for the payment of dividends to ITC Holdings. In addition, ITC Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors. If ITC Holdings does not receive cash or other assets from our subsidiaries, it may be unable to pay principal and interest on its indebtedness.
We have a considerable amount of debt and our reliance on debt financing may limit our ability to fulfill our debt obligations and/or to obtain additional financing.
We have a considerable amount of debt and our consolidated indebtedness may include various debt securities and borrowings, which utilize indentures, revolving and term loan credit agreements and commercial paper that we rely on as sources of capital and liquidity. Our capital structure can have several important consequences, including, but not limited to, the following:
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
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the energy industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining and downgrading our credit ratings. In addition, because we are a subsidiary of Fortis, a downgrade in Fortis’ credit rating could cause our credit rating to be downgraded as well, even if our creditworthiness has not otherwise deteriorated. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. A rating downgrade could also increase the interest we pay on our debt instruments.

Certain provisions in our debt instruments limit our financial and operating flexibility.
Our debt instruments on a consolidated basis, which may include senior notes, secured notes, first mortgage bonds, revolving and term loan credit agreements and commercial paper, contain numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.     CYBERSECURITY.
In response to cybersecurity threats to our business, which include threats to our operations, critical infrastructure assets, information systems and data, we have developed a comprehensive cybersecurity risk management program.
Governance
Primary responsibility for assessing, monitoring, and managing our cybersecurity risks is overseen by our Chief Information Officer (CIO). Our CIO has maintained certification as a Certified Information Security Manager since 2006 and brings extensive experience in information technology and in-depth knowledge in developing and executing our cybersecurity strategies. At the direction of the Board of Directors, our management has developed a cybersecurity policy which includes the establishment of, and ongoing monitoring by, a cybersecurity steering committee led by the CIO and comprised of executives from key departments, including legal, finance, accounting, operations, engineering and human resources. The committee meets quarterly and on an as-needed basis and is charged with overseeing and assisting the information technology department in directing cybersecurity activities to protect the Company, including its operations, systems and related information. It also oversees and reviews policies, procedures, and internal controls for cybersecurity as well as the cybersecurity risk management program.
Given the importance to our business and the heightened risk, the Board of Directors provides oversight of management’s response to cybersecurity risks. Management, including our CIO, provides the Board of Directors periodic updates on cybersecurity, including updates on cyber goals, cybersecurity risks, and related risk mitigation strategies. As part of our enterprise risk management process, an annual risk assessment is completed by a cross-functional group of management led by our finance department, and includes members of our information technology department for the cybersecurity assessment section. The results of the risk assessment, as well as mitigation strategies, are discussed with the Board of Directors.
Risk Management and Strategy
In addition to the enterprise risk management process, we utilize an additional cybersecurity risk management process that assesses the risks and protections of several key assets within the organization. As a result of these assessments and as the threat landscape becomes increasingly sophisticated, we continue to evolve our defensive strategy by deploying new technology, continuing education of our user community, and advancing our protections against ongoing cybersecurity risks and threats. We leverage threat intelligence and external industry practices for continuous improvement and refinement of our cybersecurity program.
Given the regulatory framework under which we operate, we follow a cybersecurity incident response plan that is tested annually in compliance with NERC’s critical infrastructure protection standards and includes external disclosure procedures. This plan identifies the members of our cybersecurity incident response team and the criteria to identify, classify and respond to a cybersecurity incident. Cybersecurity incidents are communicated to internal stakeholders, such as management and the Board of Directors, and external stakeholders based on severity of the incident in accordance with the cybersecurity response plan.
Our CIO oversees a team of cybersecurity professionals in the cyber security operations center with certifications in cybersecurity engineering and cybersecurity operational areas. We also utilize internal audits to periodically assess the effectiveness of our cybersecurity processes and external parties to periodically conduct threat and vulnerability assessments. We continue to invest in training for all employees, including training for our cybersecurity professionals on the specific technologies utilized within the company and development of these individuals to keep their knowledge current. Additionally, we have a vendor risk management program to review and assess cybersecurity risks related to utilizing information technology vendor products and services for new and existing vendors that is subject to ongoing monitoring.
We are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect the Company, our business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES.
Our Regulated Operating Subsidiaries’ transmission facilities are located in Michigan, Iowa, Minnesota, Illinois, Missouri, Kansas, Oklahoma and Wisconsin. Our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of specific substations, transmission lines and other transmission assets. See Note 15 to the consolidated financial statements for more information on the jointly owned assets.
Our Regulated Operating Subsidiaries own the assets of transmission systems and related assets, including:
•approximately 16,000 circuit miles of overhead and underground transmission lines rated at voltages of 34.5 kV to 345 kV, along with related transmission towers and poles;
•station assets, such as transformers and circuit breakers, at 700 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;
•other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);
•warehouses and related equipment; and
•associated land held in fee, rights-of-way and easements.
ITCTransmission owns a corporate headquarters facility and operations control room in Novi, Michigan and a facility in Ann Arbor, Michigan that includes a back-up operations control room, along with associated furniture, fixtures and office equipment for these facilities. ITC Midwest owns an office building in Cedar Rapids, Iowa that is under construction for anticipated use beginning in 2024.
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
Refer to Notes 6 and 17 to the consolidated financial statements for a description of certain pending legal proceedings, which description is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings and ITC Holdings’ common stock is not publicly traded.
ITC Holdings paid dividends of $283 million and $273 million to our parent, ITC Investment Holdings, during the years ended December 31, 2023 and 2022, respectively. ITC Holdings also paid dividends of $86 million to ITC Investment Holdings in January 2024. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant.
ITEM 6.     [Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely,” “could,” “might,” “target,” “would,” and the negative of these terms, and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A. Risk Factors” and in our other reports filed with the SEC from time to time.
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
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2023 and 2022 and provides year-to-year comparisons between the years ended December 31, 2023 and 2022. Discussions of such information for the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
ITC Holdings provides safe and reliable electric transmission service to connect consumers to more sustainable and cost-effective energy resources. ITC Holdings continues to make investments in a modernized grid to maintain reliability and accommodate future demands as lifestyles and the economy become increasingly dependent on electricity.

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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2023 or that may affect future results include:
•Our capital expenditures of $818 million at our Regulated Operating Subsidiaries during the year ended December 31, 2023, as described below under “— Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings and repayments, and changes to debt agreements and derivative instruments as described in Note 9 to the consolidated financial statements;
•Rulings from the Iowa Supreme Court and Iowa District Court for Polk County on ROFR proceedings, as described below under “ — Recent Developments;”
•The August 2022 D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 17 to the consolidated financial statements;
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy (as described in Note 6 to the consolidated financial statements), regional transmission planning and cost allocation; and
•The final rule issued by the FERC on July 28, 2023 proposing changes to generator interconnection procedures, which we are monitoring for additional developments related to appeals but is not expected to have a significant impact on our financial condition, results of operations or cash flows.
Certain of these items are discussed in more detail throughout “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
For Iowa’s fiscal year ended June 30, 2023, net corporate income tax receipts exceeded the prescribed threshold. On September 22, 2023, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 8.4% to 7.1%, effective January 1, 2024. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $6 million was recorded during the year ended December 31, 2023. In addition, a regulatory liability of $21 million was recorded as of December 31, 2023 to offset deferred taxes associated with rate base at ITC Midwest. See Note 10 to the consolidated financial statements for additional information related to the Iowa corporate income tax rate reductions.

Iowa Courts’ Rulings on Right of First Refusal
In 2020, the State of Iowa enacted a state law that grants incumbent Iowa electric transmission owners, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the Iowa Utilities Board and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.
Following appeal, on March 24, 2023, the Iowa Supreme Court issued an opinion that the plaintiffs have standing to challenge the ROFR provision, thereby vacating the decision of the court of appeals, reversing the district court’s judgment and remanding the case to the Iowa District Court for Polk County to determine the merits regarding the constitutionality of the ROFR statute. As part of this opinion, the Iowa Supreme Court also issued a temporary injunction staying the enforcement of the ROFR. However, ITC Midwest has already exercised its right to construct certain electric transmission projects approved and awarded by MISO, including projects approved by MISO in 2022 as part of the first tranche of LRTP projects.
On December 4, 2023, the Iowa District Court for Polk County issued a decision finding that the manner in which Iowa’s ROFR statute was passed is unconstitutional. The court did not make any determination on the merits of the ROFR itself. The district court issued a permanent injunction preventing ITC Midwest and others from taking further action to construct the first tranche of Iowa’s LRTP projects in reliance on the ROFR. However, the district court stated that the injunction does not prohibit ITC Midwest from seeking approval from the State of Iowa to move forward with the first tranche of LRTP projects in a manner that does not rely on the ROFR statute. ITC Midwest has filed for reconsideration of the district court’s decision with respect to the scope of the injunction. We are assessing next steps in the Iowa ROFR proceedings and, until there is more certainty around the resolution of these matters, we cannot predict the impact to amounts or timing of future capital expenditures of ITC Midwest related to the first tranche of Iowa LRTP projects.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. As of December 31, 2023, our Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million. See Note 6 and Note 17 to the consolidated financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to evaluate and monitor the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities.
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
In addition to future investments identified through our planning studies, MISO is working to identify capital investment needs through its LRTP initiative. The objective of this initiative is to ensure grid reliability while integrating the different operating characteristics of new generation resources and increase resiliency of the grid during severe weather events. MISO has identified a number of projects in the first tranche of this plan that will result in additional capital investments across MISO’s Midwest subregion through 2030. The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions of USD)	December 31, 2023	2024 — 2028 (b)
Expenditures for property, plant and equipment (a)	$818	$5,530
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
(b)Includes approximately $1.2 billion of investments related to the first tranche of projects in MISO’s LRTP, of which approximately $900 million are related to projects located in Iowa. The decision for assignment of the LRTP projects was finalized on July 25, 2022. MISO is the only entity charged with determining what projects are to be competitively bid pursuant to its tariff. We believe it is unlikely that MISO will change this designation. Further, under the MISO tariff approximately 70% of ITC Midwest’s first tranche of projects are upgrades to existing ITC Midwest facilities in Iowa along existing rights of way, which under MISO’s tariff grants ITC Midwest the option to construct the upgrades regardless of the outcome of the ROFR legislation. For any portion of the first tranche of MISO’s LRTP projects in Iowa to be competitively bid, we believe it would require a federal decision that significantly departs from existing rules under the MISO tariff.
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
Network Revenues are generated from network customers for their use of our electric transmission systems and are based on the actual revenue requirements as a result of our accounting under our cost-based Formula Rates that contain a true-up mechanism. Refer below under “— Critical Accounting Estimates — Revenue Recognition under Cost-Based Formula Rates with True-Up Mechanism” for a discussion of revenue recognition relating to network revenues.
Network revenues from ITC Great Plains include the annual revenue requirements specific to projects that are charged exclusively within one pricing zone within SPP or are classified as direct assigned network upgrades under the SPP tariff and contain a true-up mechanism.
Regional Cost Sharing Revenues are generated from transmission customers throughout RTO regions for their use of our MISO Regulated Operating Subsidiaries’ network upgrade projects that are eligible for regional cost sharing under provisions of the MISO tariff. Additionally, certain projects at ITC Great Plains are eligible for recovery through a region-wide charge under provisions of the SPP tariff. Regional cost sharing revenues are treated as a reduction to the net network revenue requirement under our cost-based Formula Rates.

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
General and Administrative Expenses consist primarily of costs for personnel in our legal, information technology, finance, regulatory, human resources, community relations and communication and other support functions, general office expenses and fees for professional services. Professional services are principally composed of outside legal, consulting, audit and information technology services.
Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory and intangible assets.
Taxes Other than Income Taxes consist primarily of property taxes and payroll taxes.
Other Items of Income or Expense
Interest Expense consists primarily of interest on debt at ITC Holdings and our Regulated Operating Subsidiaries. Additionally, the amortization of debt financing expenses are recorded to interest expense. An allowance for borrowed funds used during construction is included in property, plant and equipment accounts and treated as a reduction to interest expense. The amortization of gains and losses on settled and terminated derivative financial instruments is recorded to interest expense.
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
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.

Results of Operations

	Year Ended			Percentage
	December 31,		Increase	Increase
(In millions of USD)	2023	2022	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,562	$1,476	$86	6%
Formula Rate true-up	(17)	(10)	(7)	(70)%
Total operating revenue	1,545	1,466	79	5%
OPERATING EXPENSES
Operation and maintenance	109	107	2	2%
General and administrative	111	105	6	6%
Depreciation and amortization	307	295	12	4%
Taxes other than income taxes	145	139	6	4%
Other operating expenses (income), net	(1)	(1)	—	—%
Total operating expenses	671	645	26	4%
OPERATING INCOME	874	821	53	6%
OTHER EXPENSES (INCOME)
Interest expense, net	315	269	46	17%
Allowance for equity funds used during construction	(43)	(37)	(6)	(16)%
Other expenses (income), net	(17)	1	(18)	(1,800)%
Total other expenses (income)	255	233	22	9%
INCOME BEFORE INCOME TAXES	619	588	31	5%
INCOME TAX PROVISION	156	146	10	7%
NET INCOME	$463	$442	$21	5%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2023 and 2022, which included revenue accruals and deferrals as described in Note 6 to the consolidated financial statements:

						Percentage
	2023		2022		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$1,092	71%	$1,022	70%	$70	7%
Regional cost sharing revenues (a)	384	25%	375	26%	9	2%
Point-to-point	19	1%	21	1%	(2)	(10)%
Scheduling, control and dispatch (a)	20	1%	19	1%	1	5%
Other	30	2%	29	2%	1	3%
Total	$1,545	100%	$1,466	100%	$79	5%
____________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues increased primarily due to higher rate base associated with higher balances of property, plant and equipment in service and resulting return. Other contributors included increased recoverable operating expenses.

Other Expenses (Income)
Interest expense, net
Interest expense, net increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to higher overall debt balances and higher interest rates on long-term debt issuances, commercial paper and our revolving credit agreements. See Note 9 to the consolidated financial statements for additional information.
Allowance for equity funds used during construction
AFUDC equity increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to higher balances of construction work in progress eligible for AFUDC equity.
Other expenses (income), net
Other expenses (income), net decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase of $10 million in interest income. Additionally, net gains from certain investments associated with our supplemental benefit plans for the year ended December 31, 2023 compared to net losses for the year ended December 31, 2022 decreased other expenses (income), net by $9 million.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash from operations at our Regulated Operating Subsidiaries, our existing cash and cash equivalents, future issuances under our commercial paper program and amounts available under our Revolving Credit Agreement (the terms of which are described in Note 9 to the consolidated financial statements). In addition, we may from time to time secure debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
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
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 6 and 17 to the consolidated financial statements would result in additional capital requirements.
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
We expect to continue to utilize our commercial paper program and Revolving Credit Agreement as well as our cash and cash equivalents as needed to meet our short-term (within twelve months) cash requirements. As of December 31, 2023, we had consolidated indebtedness under our Revolving Credit Agreement of $311 million, with unused capacity under our Revolving Credit Agreement of $689 million. Additionally, ITC Holdings did not have any commercial paper issued and outstanding as of December 31, 2023, but has the ability to issue an aggregate amount not to exceed $400 million outstanding at any time under the commercial paper program. In 2023, we paid $25 million of interest and commitment fees under our revolving credit agreements and commercial paper program. As of December 31, 2023, we had a balance of cash and cash equivalents of $328 million, compared to a balance of $4 million as of December 31, 2022. The increase in cash and cash equivalents was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. We expect to utilize the unused net proceeds of cash and cash equivalents from this issuance to fund short-term (within twelve months) capital requirements. See Note 9 to the consolidated financial statements for a detailed discussion of the June 1, 2023 debt issuance at ITC Holdings, including the initial uses of net proceeds therefrom, the commercial paper program and our Revolving Credit Agreement.
To address our future capital requirements, we expect that we will need to obtain additional long-term debt financing. As of December 31, 2023, we had various notes and bonds outstanding with terms, including fixed interest rate and principal payment terms, specific to each borrowing. Maturity dates for these long-term debt issuances range from 2024 to 2055. Total future interest payment obligations associated with these existing fixed-rate, long-term debt obligations were $4.1 billion as of December 31, 2023, with expected interest payment obligations of $300 million due within the next twelve months. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing. Rising interest rates have resulted in higher coupon rates on recent long-term debt issuances and higher weighted average interest rates on commercial paper and borrowings under our revolving credit agreements. The increase in interest rates, combined with higher long-term debt balances due to additional issuances of long-term debt, has resulted in an increase to interest expense, net of $46 million for the year ended December 31, 2023, compared to the same period in 2022. There remains uncertainty surrounding expectations of future interest rate fluctuations.
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
On April 14, 2023, we entered into the Revolving Credit Agreement, as described in Note 9 to the consolidated financial statements, that replaced the previous revolving credit agreements of ITC Holdings and certain of our Regulated Operating Subsidiaries. Under the Revolving Credit Agreement, the interest rate is based on a calculation that references either SOFR or a comparable benchmark as further outlined in the Revolving Credit Agreement and, as a result, we no longer have exposure to LIBOR that existed under the previous revolving credit agreements.
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

	S&P Global Ratings		Moody’s Investor Service, Inc.
	Rating	Outlook (a)	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	BBB+	Negative	Baa2	Stable
Commercial Paper	A-2	Negative	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A	Negative	A1	Stable
METC
Senior Secured Notes	A	Negative	A1	Stable
ITC Midwest
First Mortgage Bonds	A	Negative	A1	Stable
ITC Great Plains
First Mortgage Bonds	A	Negative	A1	Stable
____________________________
(a)On November 3, 2023, S&P Global Ratings reaffirmed the ratings on ITC Holdings and certain of our Regulated Operating Subsidiaries and revised all outlooks from stable to negative.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2023, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.
Cash Flows
The following table summarizes cash flows for the periods indicated:

	Year Ended			Percentage
	December 31,		Increase	increase
(In millions of USD)	2023	2022	(decrease)	(decrease)
Cash Flows provided by (used in):
Operating activities	$849	$892	$(43)	(5)%
Investing activities	(836)	(925)	(89)	(10)%
Financing activities	314	32	282	881%
Net increase (decrease) in cash, cash equivalents and restricted cash	$327	$(1)
Cash Flows From Operating Activities
Net cash provided by operating activities decreased primarily due to an increase in interest paid of $49 million, an increase in income taxes paid of $38 million, a decrease in cash received for settlement of interest rate swaps of $35 million and an increase in property tax payments of $7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was partially offset by an increase in cash received from operating revenues of $77 million and a decrease in payments pursuant to our long-term incentive plans of $12 million during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cash Flows From Investing Activities
Net cash used in investing activities decreased primarily due to a decrease in capital expenditures of $115 million partially offset by an increase in net refund payments of contributions in aid of construction of $23 million during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to a decrease in repayments of long-term debt of $250 million, an increase in net borrowings under our revolving credit agreements of $224 million and an increase in net refundable deposits for transmission network upgrades of $17 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was partially offset by an increase in net repayments of commercial paper of $113 million, a decrease in issuances of long-term debt of $86 million and an increase in dividend payments of $10 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. See Note 9 to the consolidated financial statements for additional discussion on debt.
Critical Accounting Estimates
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 7 to the consolidated financial statements, we had regulatory assets and liabilities of $205 million and $762 million, respectively, as of December 31, 2023. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $19 million relating to intangible assets at December 31, 2023 that are included in other assets on the consolidated statements of financial position.
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
Contingent Obligations
See Note 3 to the consolidated financial statements for a description of the policy for estimating contingent obligations. The adequacy of liabilities recorded for contingent obligations can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements. These events or conditions include, without limitation, the following:
•Changes in existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances, hazardous and solid wastes and other environmental matters;
•Changes in existing federal income tax laws or IRS regulations;
•Identification and evaluation of lawsuits or complaints in which we may be or have been named as a defendant; and
•Resolution or progression of existing matters through the legislative process, the courts, the FERC, the NERC, the IRS or the Environmental Protection Agency.
Pension and Postretirement Benefit Plan Assumptions
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions. Key assumptions include:
•Discount rates used to determine obligations - Benefit obligations, service cost and interest cost are determined by separately discounting projected benefit payments using a yield curve of high-quality corporate bonds. As of December 31, 2023, the weighted average single equivalent discount rate for the benefit obligation was 5.19% and 5.30% for our pension and postretirement benefit plans, respectively.
•Expected long-term returns on plan assets - In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. For the year ended December 31, 2023, we assumed that our pension and postretirement benefit plans’ assets would generate weighted average long-term rates of return of 6.90% and 5.20%, respectively.
•Rate of salary increases - As of December 31, 2023, we used an annual rate of salary increases of 4.50% to determine our pension and postretirement plan obligations.
•Mortality - The Pri-2012 mortality table projected forward generationally from 2012 with the MP-2020 mortality improvement scale was used to determine pension and postretirement plan obligations as of December 31, 2023.

•Rate of increase in health care costs - We used a health care cost trend rate of 6.50% for 2024 grading down to a 5.00% ultimate rate in 2030 in valuing our postretirement benefit obligation as of December 31, 2023. These rates are based on a review of recent and expected future experience.
The below table displays the effect on our costs and obligation of a 1% change to certain pension and postretirement benefit plan assumptions as of December 31, 2023:

	Effect on Costs		Effect on Obligation
(in millions of USD)	1% Increase	1% Decrease	1% Increase	1% Decrease
Change to Pension Plans
Discount rate	$—	$—	$(13)	$16
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Change to Postretirement Plan
Discount rate	(3)	3	(14)	17
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Health care cost trend rate	4	(3)	15	(12)
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,660 million and $5,849 million at December 31, 2023 and 2022, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $7,287 million and $6,649 million at December 31, 2023 and 2022, respectively. An increase in interest rates of 10% (from 5.0% to 5.5%, for example) at December 31, 2023 and 2022 would decrease the fair value of debt by $278 million and $270 million, respectively, and a decrease in interest rates of 10% at December 31, 2023 and 2022 would increase the fair value of debt by $303 million and $297 million, respectively, at that date.
Revolving Credit Agreements
At December 31, 2023 and 2022, we had a consolidated total of $311 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans and fair value approximates book value. A 10% increase or decrease in borrowing rates under the revolving credit agreements compared to the weighted average rates in effect at December 31, 2023 and 2022 would increase or decrease annual interest expense by $2 million and $1 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods.

Commercial Paper
At December 31, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the commercial paper program. At December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in interest rates for commercial paper compared to the weighted average interest rates in effect at December 31, 2022 would increase or decrease annual interest expense by $1 million at levels consistent with amounts issued and outstanding at the end of such period.
Derivative Instruments and Hedging Activities
We use derivative financial instruments, including interest rate swap contracts and U.S. Treasury rate lock contracts, to manage our exposure to fluctuations in interest rates. The use of these financial instruments mitigates exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes.
During 2023, we terminated $500 million of 10-year U.S. Treasury rate lock contracts that managed interest rate risk associated with the ITC Holdings 5.40% Senior Notes, due June 1, 2033. During 2022, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the ITC Holdings 4.95% Senior Notes, due September 22, 2027. Refer to Note 9 to the consolidated financial statements for additional information. At December 31, 2023 and 2022, ITC Holdings did not have any derivative financial instruments outstanding to manage exposure to fluctuations in interest rates.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.7%, 21.3% and 24.5%, respectively, or $338 million, $332 million and $382 million, respectively, of our consolidated billed revenues for the year ended December 31, 2023. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2021 revenue accruals and deferrals and exclude any amounts for the 2023 revenue accruals and deferrals that were included in our 2023 operating revenues but will not be billed to our customers until 2025.
For the year ended December 31, 2022, our credit risk was primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.0%, 24.0% and 25.4%, respectively, or $310 million, $354 million and $375 million, respectively, of our consolidated billed revenues. These percentages and amounts of total billed revenues of DTE Electric, Consumers Energy and IP&L include the collection of 2020 revenue accruals and deferrals and exclude any amounts for the 2022 revenue accruals and deferrals that were included in our 2022 operating revenues but will not be billed to our customers until 2024.
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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters — Impact of rate regulation on the financial statements – Refer to Notes 3, 6, 7, and 17 to the financial statements
Critical Audit Matter Description
The Company’s Regulated Operating Subsidiaries are subject to rate regulation by the Federal Energy Regulatory Commission (the “regulatory agency”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The cost-based Formula Rates at the Company’s Regulated Operating Subsidiaries recover expenses and earn an authorized return on and recover investments in property, plant and equipment on a current basis and include a true-up mechanism. Regulatory decisions and legal challenges can have an impact on rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, conditions of service, accounting, financing authorization, operating-related matters, timing of actual collection, and the return on equity. Accounting for the economics of rate regulation impacts certain financial statement line items and disclosures.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain impacted account balances and disclosures and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery of costs incurred or potential refunds to customers. While the Company has indicated they expect to recover costs from customers through regulated rates, there is a risk that the formula inputs, including the return on equity, remain subject to legal challenge at the regulatory agency. The Company uses the formula to calculate annual revenue requirements unless the regulatory agency determines the resulting rates to be unjust and unreasonable. Auditing these judgments required especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate-setting process due to their inherent complexities.
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
•We assessed relevant regulatory orders and interpretations, as well as, utility and intervener filings, legal decisions, and other publicly available information to evaluate the likelihood of recovery in future rates or of future reduction in rates and the ability to earn a reasonable return on equity.
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
February 8, 2024

We have served as the Company’s auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions of USD, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$328	$4
Accounts receivable	137	139
Inventory	63	55
Regulatory assets	30	12
Prepaid and other current assets	21	19
Total current assets	579	229
Property, plant and equipment (net of accumulated depreciation and amortization of $2,579 and $2,382, respectively)	11,274	10,637
Other assets
Goodwill	950	950
Regulatory assets	175	181
Other assets	146	134
Total other assets	1,271	1,265
TOTAL ASSETS	$13,124	$12,131
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$117	$112
Accrued compensation	59	59
Accrued interest	81	69
Accrued taxes	75	72
Regulatory liabilities	41	22
Refundable deposits and advances for construction	31	26
Debt maturing within one year	475	384
Other current liabilities	18	15
Total current liabilities	897	759
Accrued pension and postretirement liabilities	42	41
Deferred income taxes	1,411	1,303
Regulatory liabilities	721	676
Refundable deposits	33	29
Long-term debt	7,123	6,607
Other liabilities	43	44
Commitments and contingent liabilities (Notes 6 and 17)
TOTAL LIABILITIES	10,270	9,459
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2023 and 2022	892	892
Retained earnings	1,933	1,753
Accumulated other comprehensive income	29	27
Total stockholder’s equity	2,854	2,672
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$13,124	$12,131
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
OPERATING REVENUES
Transmission and other services	$1,562	$1,476	$1,358
Formula Rate true-up	(17)	(10)	(9)
Total operating revenue	1,545	1,466	1,349
OPERATING EXPENSES
Operation and maintenance	109	107	108
General and administrative	111	105	128
Depreciation and amortization	307	295	232
Taxes other than income taxes	145	139	133
Other operating expenses (income), net	(1)	(1)	(1)
Total operating expenses	671	645	600
OPERATING INCOME	874	821	749
OTHER EXPENSES (INCOME)
Interest expense, net	315	269	251
Allowance for equity funds used during construction	(43)	(37)	(30)
Other expenses (income), net	(17)	1	(5)
Total other expenses (income)	255	233	216
INCOME BEFORE INCOME TAXES	619	588	533
INCOME TAX PROVISION	156	146	127
NET INCOME	463	442	406
OTHER COMPREHENSIVE INCOME
Derivative instruments, net of tax (Note 13)	2	29	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2	29	6
TOTAL COMPREHENSIVE INCOME	$465	$471	$412
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2020	$892	$1,410	$(8)	$2,294
Net income	—	406	—	406
Dividends to ITC Investment Holdings	—	(232)	—	(232)
Other comprehensive income, net of tax (Note 13)	—	—	6	6
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	442	—	442
Dividends to ITC Investment Holdings	—	(273)	—	(273)
Other comprehensive income, net of tax (Note 13)	—	—	29	29
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	463	—	463
Dividends to ITC Investment Holdings	—	(283)	—	(283)
Other comprehensive income, net of tax (Note 13)	—	—	2	2
BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$463	$442	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	307	295	232
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	8	18	52
Deferred income tax expense	105	131	127
Allowance for equity funds used during construction	(43)	(37)	(30)
Share-based compensation	15	11	34
Other	10	57	6
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	2	(8)	(18)
Accounts payable	(4)	10	(3)
Accrued interest	12	12	1
Accrued compensation	(9)	(15)	(3)
Accrued taxes	3	7	3
Other current and non-current assets and liabilities, net	(20)	(31)	(22)
Net cash provided by operating activities	849	892	785
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(818)	(933)	(834)
Other	(18)	8	10
Net cash used in investing activities	(836)	(925)	(824)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	889	975	75
Borrowings under revolving credit agreements	1,196	1,119	1,175
Net (repayment) issuance of commercial paper	(134)	(21)	88
Repayment of long-term debt	(250)	(500)	—
Repayments of revolving credit agreements	(1,093)	(1,240)	(1,044)
Dividends to ITC Investment Holdings	(283)	(273)	(232)
Refundable deposits from generators for transmission network upgrades	34	1	18
Repayment of refundable deposits from generators for transmission network upgrades	(35)	(19)	(39)
Other	(10)	(10)	(1)
Net cash provided by financing activities	314	32	40
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	327	(1)	1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	6	7	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$333	$6	$7
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
Our Regulated Operating Subsidiaries are independent electric transmission utilities, with cost-based rates regulated by the FERC. ITCTransmission’s service area is located in southeastern Michigan, while METC’s service area covers approximately two-thirds of Michigan’s Lower Peninsula and is contiguous with ITCTransmission’s service area. ITC Midwest’s service area is located in portions of Iowa, Minnesota, Illinois, Missouri and Wisconsin. ITC Great Plains currently owns assets located in Kansas and Oklahoma.
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued authoritative guidance to improve reportable segment disclosure requirements, thereby enabling investors to better understand an entity’s performance and assess potential future cash flows. The new guidance requires that public entities disclose, on an annual and interim basis, additional information related to significant segment expenses regularly provided to the chief operating decision maker and other segment items. The guidance also contains several other provisions, notably requiring disclosure in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 of the FASB’s Accounting Standards Codification. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of the new guidance on our disclosures.
Enhancements to Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance modifying the disclosure requirements for income tax. This update is intended to provide investors information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Notable changes in the new guidance include disaggregation of income tax information by jurisdiction and changes to the presentation of information for the reconciliation of effective tax rates. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of the new guidance on our disclosures.
3.    SIGNIFICANT ACCOUNTING POLICIES
A summary of the major accounting policies followed in the preparation of the accompanying consolidated financial statements, which conform to GAAP, is presented below:
Principles of Consolidation — ITC Holdings consolidates its majority owned subsidiaries. We eliminate all intercompany balances and transactions.
Use of Estimates — The preparation of the consolidated financial statements requires us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
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
Restricted Cash — Restricted cash includes cash that is legally or contractually restricted for use or withdrawal or are formally set aside for a specific purpose. Restricted cash primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Depreciation and amortization expense on property, plant and equipment was $300 million, $286 million and $223 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Property, plant and equipment in service at our Regulated Operating Subsidiaries is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Periodically, we perform depreciation studies of the assets at our Regulated Operating Subsidiaries. The results of these studies are submitted to and require approval from the FERC prior to changing our depreciation rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.4% for each of the years ended December 31, 2023 and 2022 and 2.0% for the year ended December 31, 2021. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 43 to 70 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets. Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC was a reduction to interest expense of $11 million, $9 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Jointly Owned Utility Plant/Coordinated Services — Certain of our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of assets as described in Note 15. We account for these jointly owned assets by recording property, plant and equipment for the percentage of our undivided ownership interest. Various agreements provide the authority for construction of capital improvements and the operating costs associated with the substations and lines. Generally, each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest, and each participant is responsible for providing its own financing. Our participating share of expenses associated with these jointly held assets is primarily recorded within operation and maintenance expense on our consolidated statements of comprehensive income.
Fair Value Through Net Income — We have certain investments in mutual funds, including fixed income securities and equity securities, that are classified as fair value through net income. The investments fund our two supplemental nonqualified, noncontributory retirement benefit plans for selected management employees as described in Note 11, as well as other deferred compensation plans. Gains and losses associated with these investments are recorded in other expenses (income), net in the consolidated statements of comprehensive income.
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
Goodwill — Goodwill is not subject to amortization; however, goodwill is required to be assessed for impairment, and a resulting write-down, if any, is to be reflected in operating expense. We have goodwill recorded relating to our acquisitions of ITCTransmission and METC, and ITC Midwest’s acquisition of the IP&L transmission assets. Goodwill is reviewed at the reporting unit level at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. Our reporting units are ITCTransmission, METC and ITC Midwest as each entity represents an individual operating segment to which goodwill has been assigned. At December 31, 2023 and 2022, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2023 and determined that no impairment exists. There were no events subsequent to October 1, 2023 that indicated impairment of our goodwill.
Deferred Financing Fees and Discount or Premium on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount or premium related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt. We recorded $6 million for each of the years ended December 31, 2023 and 2022 and $5 million for the year ended December 31, 2021 to interest expense for the amortization of deferred financing fees and debt discounts.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing PCBs and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. Our asset retirement obligations of $5 million as of December 31, 2023 and 2022 are included in other liabilities.
Derivatives and Hedging — We may use derivative financial instruments to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Cash flows related to derivative instruments that are designated in hedging relationships are generally classified on the consolidated statements of cash flows within cash flows from operating activities. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows. Refer to Note 9 for additional discussion regarding derivative instruments.
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
Share-Based Payment — Under long-term incentive plans, we grant long-term incentive awards consisting of PBUs and SBUs to employees, including executive officers, of ITC Holdings. Generally, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and settled only in cash. However, certain SBUs granted to the executives may settle in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. All PBUs and SBUs are classified as liability awards and generally vest on the third January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will be settled during the subsequent quarter. However, certain awards may vest over a shorter period or on the grant date if certain retirement eligibility criteria are met. The PBUs and SBUs earn dividend equivalents, which are also re-measured and settled consistent with the target award at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
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
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholder’s equity during a period arising from transactions and events from non-owner sources, including net income and any gain or loss arising from derivative financial instruments.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2023, we have not recognized any uncertain income tax positions.
We file our federal and Michigan income tax returns as part of the FortisUS consolidated tax returns and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax returns. We continue to file with various other state and city jurisdictions where we have a separate return filing obligation. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2019 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2019 to 2022. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded as interest expense and other expenses, respectively, in our consolidated statements of comprehensive income. Refer to Note 10 for additional discussion on income taxes.
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services. A portion of other services revenue is treated as a revenue credit and reduces gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue was $6 million for each of the years ended December 31, 2023, 2022 and 2021.
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
5.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions of USD)	2023	2022	2021	2020
Trade accounts receivable	$2	$2	$3	$2
Unbilled accounts receivable	122	124	116	102
Other (a)	13	13	9	10
Total accounts receivable	$137	$139	$128	$114
____________________________
(a)Includes amounts due from affiliates, see “Related Party Receivables and Payables” in Note 16 for additional information.

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2023:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2022	$(20)
Net refund of 2021 revenue deferrals and accruals, including accrued interest	11
Net revenue deferral, including accrued interest	(17)
Net accrued interest payable	(2)
Net regulatory liabilities as of December 31, 2023	$(28)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2023	2022
Current regulatory assets	$30	$12
Non-current regulatory assets	20	29
Current regulatory liabilities	(41)	(22)
Non-current regulatory liabilities	(37)	(39)
Net regulatory liabilities	$(28)	$(20)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of December 31, 2023, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
For each of the years ended December 31, 2023, 2022 and 2021, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See “Rate of Return on Equity Complaints” in Note 17 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For each of the years ended December 31, 2023, 2022 and 2021, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
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
Depreciation Rate Filings
During 2021, our MISO Regulated Operating Subsidiaries filed revised depreciation rates for their assets which were approved by the FERC in December 2021. The overall depreciation expense at our MISO Regulated Operating Subsidiaries increased beginning on January 1, 2022, which resulted in higher revenue as the increase in depreciation expense flows through to customer bills.

7.    REGULATORY ASSETS AND LIABILITIES
The following table summarizes the regulatory asset and liability balances:

	December 31,
(In millions of USD)	2023	2022
Regulatory assets:
Current:
Revenue accruals (including accrued interest of $2 and less than $1 as of December 31, 2023 and 2022, respectively) (a)	$30	$12
Total current	30	12
Non-current:
Revenue accruals (including accrued interest of $1 and less than $1 as of December 31, 2023 and 2022, respectively) (a)	20	29
Income taxes recoverable related to AFUDC equity	130	121
Pensions and postretirement	9	8
Other	16	23
Total non-current	175	181
Total regulatory assets	$205	$193
Regulatory liabilities:
Current:
Revenue deferrals (including accrued interest of $3 and $1 as of December 31, 2023 and 2022, respectively) (a)	$41	$22
Total current	41	22
Non-current:
Revenue deferrals (including accrued interest of $1 as of December 31, 2023 and 2022) (a)	37	39
Pensions and postretirement	62	52
Accrued asset removal costs	111	80
Refundable excess state income tax deductions	46	25
Refundable excess deferred federal income taxes	465	480
Total non-current	721	676
Total regulatory liabilities	$762	$698
____________________________
(a)Refer to discussion of revenue accruals and deferrals in Note 6 under “Cost-Based Formula Rates with True-Up Mechanism.” Our Regulated Operating Subsidiaries do not earn a return on the balance of regulatory assets for revenue accruals. Interest is accrued on the principal amounts of the revenue accruals and deferrals. The accrued interest is subject to rate recovery along with the principal amount of the revenue accrual or subject to refund through rates along with the principal amount of revenue deferrals in future periods.
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
Accrued Asset Removal Costs
The carrying amount of the accrued asset removal costs represents the difference between incurred costs to remove property, plant and equipment and the estimated removal costs included and collected in rates. The portions of depreciation expense included in our depreciation rates related to asset removal costs are recorded as increases to the related regulatory liability. Removal costs incurred reduce the related regulatory liability. Our Regulated Operating Subsidiaries include these regulatory liabilities as increases to accumulated depreciation for rate-making purposes when determining rate base.
Refundable Excess State Income Tax Deductions
As a result of a reduction in corporate income tax rates in certain states we operate in, we revalued our deferred tax balances at the new corporate income tax rates, which resulted in lower net deferred tax liabilities and the recording of a regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on the remaining book lives of utility plant. During the years ended December 31, 2023 and 2022, we recorded $1 million and less than $1 million of amortization related to the excess deferred taxes, respectively. This regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
Refundable Excess Deferred Federal Income Taxes
Under the Tax Cuts and Jobs Act of 2017, we were required to revalue our deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the act, which resulted in lower net deferred tax liabilities and the establishment of a net regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on a method associated with the related public utility property and returned to customers. During each of the years ended December 31, 2023 and 2022, we recorded $9 million of amortization related to the excess deferred taxes. The net regulatory liability is included within deferred taxes for rate-making purposes when determining rate base.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	December 31,
(In millions of USD)	2023	2022
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment in service	$12,902	$12,039
Construction work in progress	712	748
Capital equipment	134	127
Other	91	91
ITC Holdings and other	14	14
Total	13,853	13,019
Less: Accumulated depreciation and amortization	(2,579)	(2,382)
Property, plant and equipment, net	$11,274	$10,637
Additions to property, plant and equipment in-service and construction work in progress during 2023 and 2022 were due primarily to projects to upgrade or replace existing transmission plant and update grid security to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits.

9.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt in the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2023	2022
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 4.05% Senior Notes, due July 1, 2023 (a)	—	250
ITC Holdings 3.65% Senior Notes, due June 15, 2024 (a)	400	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings 2.95% Senior Notes, due May 14, 2030	700	700
ITC Holdings 4.95% Senior Notes, due September 22, 2027	900	600
ITC Holdings 5.40% Senior Notes, due June 1, 2033	500	—
ITC Holdings Revolving Credit Agreement, due October 18, 2024 (b)	—	10
ITC Holdings Commercial Paper Program (a)	—	134
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	75
ITCTransmission 2.93% First Mortgage Bonds, Series I, due January 14, 2052	20	20
ITCTransmission 2.93% First Mortgage Bonds, Series J, due January 14, 2052	130	130
ITCTransmission Revolving Credit Agreement, due October 18, 2024 (b)	—	61
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, Series A, due January 15, 2049	50	50
METC 4.65% Senior Secured Notes, Series B, due July 10, 2049	50	50
METC 2.90% Senior Secured Notes, Series A, due August 3, 2051	75	75
METC 3.02% Senior Secured Notes, due October 14, 2055	150	150
METC 3.05% Senior Secured Notes, Series B, due May 10, 2052	75	75
METC 5.65% Senior Secured Notes, Series A, due November 1, 2028	90	—
METC Revolving Credit Agreement, due October 18, 2024 (b)	—	36
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024 (a)	75	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest 3.13% First Mortgage Bonds, Series J, due July 15, 2051	180	180
ITC Midwest 3.87% First Mortgage Bonds, Series K, due October 12, 2027	75	75
ITC Midwest 4.53% First Mortgage Bonds, Series L, due October 12, 2052	75	75
ITC Midwest Revolving Credit Agreement, due October 18, 2024 (b)	—	78
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	150	150
ITC Great Plains Revolving Credit Agreement, due October 18, 2024 (b)	—	23
Revolving Credit Agreement, due April 14, 2028 (c)	311	—
Other	3	3
Total principal	7,644	7,035
Unamortized deferred financing fees and discount	(46)	(44)
Total debt	$7,598	$6,991
____________________________
(a)As of December 31, 2023 and 2022 there was $475 million and $384 million, respectively, net of unamortized deferred financing fees and discount, of debt included within debt maturing within one year in the consolidated statements of financial position.

(b)The revolving credit agreements due October 18, 2024 were terminated on April 14, 2023 and replaced by the Revolving Credit Agreement, due April 14, 2028. See “Revolving Credit Agreement” below for additional information.
(c)Includes outstanding balances of ITC Holdings and our Regulated Operating Subsidiaries. See “Revolving Credit Agreement” below for additional information.
The annual maturities of debt as of December 31, 2023 are as follows:

(In millions of USD)
2024	$475
2025	—
2026	400
2027	1,575
2028	401
2029 and thereafter	4,793
Total	$7,644
ITC Holdings
Senior Unsecured Notes
On June 1, 2023, ITC Holdings completed a private offering of Senior Notes totaling $800 million, which included $500 million aggregate principal amount of unsecured 5.40% Senior Notes, due June 1, 2033, and an additional $300 million aggregate principal amount issued of its existing unsecured 4.95% Senior Notes, due September 22, 2027. The issuance increased the total aggregate principal amount issued of the 4.95% Senior Notes to $900 million. The 5.40% and the 4.95% Senior Notes are redeemable prior to March 1, 2033 and August 22, 2027, respectively, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. A portion of the total net proceeds from the offering, after discount and costs related to the issuances, was used to redeem in full $250 million aggregate principal amount of ITC Holdings 4.05% Senior Notes, due July 1, 2023, to repay indebtedness outstanding under the commercial paper program and for general corporate purposes. The 4.95% and 5.40% Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013, between ITC Holdings and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, as supplemented from time to time, including by the Sixth and Seventh Supplemental Indentures, dated as of September 22, 2022 and June 1, 2023, respectively.
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. As of December 31, 2022, ITC Holdings had $134 million of commercial paper issued and outstanding. Amounts outstanding are classified as debt maturing within one year in the consolidated statements of financial position. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
ITCTransmission
First Mortgage Bonds
On January 23, 2024, ITCTransmission issued an aggregate principal amount of $75 million of 5.11% First Mortgage Bonds, Series K, due January 23, 2029 and an aggregate principal amount of $75 million of 5.38%

First Mortgage Bonds, Series L, due January 23, 2034. The proceeds were used to repay existing indebtedness under the Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes.
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
METC
Senior Secured Notes
On November 1, 2023, METC completed a private offering of Senior Secured Notes totaling an aggregate principal amount of $175 million. The offering consisted of an issuance of $90 million on November 1, 2023 of 5-year term, 5.65% Series A Senior Secured Notes due November 1, 2028 and $85 million of 10-year term, 5.98% Series B Senior Secured Notes, which were issued on January 16, 2024. The proceeds from the Senior Secured Notes have been or will be used to repay borrowings under its Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes.
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
ITC Midwest
First Mortgage Bonds
On October 12, 2022, ITC Midwest issued an aggregate of $75 million of 3.87% First Mortgage Bonds Series K, due October 12, 2027 and an aggregate of $75 million of 4.53% First Mortgage Bonds Series L, due October 12, 2052. The proceeds were used to fund or refinance a portfolio of eligible renewable energy projects based on the green bond framework established by ITC Holdings. ITC Midwest’s First Mortgage Bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
Derivative Instruments and Hedging Activities
During the second quarter of 2023, we entered into and terminated 10-year U.S. Treasury rate lock contracts with notional amounts totaling $500 million and a weighted-average forward rate yield of 3.46%. The contracts were used to manage interest rate risk associated with the $500 million issuance of unsecured 5.40% Senior Notes at ITC Holdings on June 1, 2023. The comparable reference rate used to determine the gain on settlement of the treasury locks was 3.57%. The treasury locks qualified for cash flow hedge accounting treatment and the cumulative pre-tax gain of $4 million was recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the term of the related debt. The settlement payment was recognized within cash flows from operating activities in the consolidated statements of cash flows.

During 2022, we terminated $450 million of 5-year interest rate swap contracts that managed interest rate risk associated with the ITC Holdings 4.95% Senior Notes, due September 22, 2027. A summary of the terminated interest rate swaps is provided below:

(In millions of USD, except percentages)	Notional Amount	Weighted Average Fixed Rate of Interest Rate Swaps	Comparable Reference Rate of Notes	Benchmark Rate	Gain on Derivatives	Settlement Date
5-year interest rate swaps	$375	1.47%	3.44%	LIBOR	$33	September 2022
5-year interest rate swaps	75	1.54%	3.16%	SOFR	6	September 2022
Total	$450				$39
The interest rate swaps qualified for cash flow hedge accounting treatment, and the cumulative pre-tax gain of $39 million was recorded net of tax in AOCI. This amount is being amortized as a component of interest expense over the term of the related debt. The swap settlement payment was recognized within cash flows from operating activities in the consolidated statements of cash flows. For the years ended December 31, 2023 and 2022, we did not have any derivative financial instruments outstanding to manage exposure to fluctuations in interest rates.
Revolving Credit Agreement
On April 14, 2023, ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains entered into the Revolving Credit Agreement. In connection with the closing of the Revolving Credit Agreement, the borrowers used funds borrowed under the Revolving Credit Agreement to replace and refinance in full the previous revolving credit agreements. The Revolving Credit Agreement established an unguaranteed, unsecured revolving credit facility under which the borrowers may borrow an aggregate principal amount of $1 billion (subject to certain borrowing sublimits for each of the borrowers as set forth in the Revolving Credit Agreement). The Revolving Credit Agreement has a maturity date of April 14, 2028 and the interest rate is based on a calculation that references, at the applicable borrower’s option, either SOFR or a comparable benchmark as further outlined in the Revolving Credit Agreement.
At December 31, 2023, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unsecured revolving credit facilities available:

(In millions of USD, except percentages)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	175	118	57	6.39%	0.10%
METC	175	31	144	6.39%	0.10%
ITC Midwest	225	145	80	6.39%	0.10%
ITC Great Plains	25	17	8	6.39%	0.10%
Total	$1,000	$311	$689
____________________________
(a)Represents the current borrowing sublimit. Individual sublimits may be adjusted, subject to certain maximum individual sublimits and the aggregate limit under the Revolving Credit Agreement.
(b)Included within long-term debt in the consolidated statements of financial position.
(c)Interest charged on borrowings depends on the variable rate structure we elected at the time of each borrowing.
(d)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.

10.    INCOME TAXES
For the years ended December 31, 2023, 2022 and 2021, our effective tax rates were 25.2%, 24.8% and 23.8%, respectively. Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Income tax expense at 21% federal statutory rate	$130	$123	$112
State income taxes (net of federal benefit) (a)	43	36	24
AFUDC equity	(7)	(6)	(5)
Amortization of revalued deferred federal income taxes	(9)	(9)	(9)
Valuation allowance	(2)	1	4
Other, net	1	1	1
Total income tax provision	$156	$146	$127
____________________________
(a)Amounts for the years ended December 31, 2023 and 2022 include the impact of the remeasurement of certain deferred tax balances and NOLs for Iowa due to the corporate tax rate change discussed herein.
Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Current income tax expense	$51	$15	$—
Deferred income tax expense	105	131	127
Total income tax provision	$156	$146	$127
Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions of USD)	2023	2022
Property, plant and equipment	$(1,461)	$(1,363)
Goodwill	(148)	(148)
Regulatory liability gross up due to change in federal income tax rate	119	125
Pension and postretirement liabilities	22	24
State income tax NOLs (net of federal benefit)	39	47
Valuation allowance	(3)	(5)
Other, net	21	17
Net deferred tax liabilities	$(1,411)	$(1,303)
Gross deferred income tax liabilities	$(1,642)	$(1,542)
Gross deferred income tax assets	234	244
Valuation allowance	(3)	(5)
Net deferred tax liabilities	$(1,411)	$(1,303)
We had state income tax NOLs as of December 31, 2023. While we expect to utilize the majority of these state NOLs prior to their expiration, we believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized and have recorded a valuation allowance accordingly.
Iowa Corporate Tax Rate
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
For Iowa’s fiscal year ended June 30, 2023, net corporate income tax receipts exceeded the prescribed threshold. On September 22, 2023, the Iowa Department of Revenue certified a reduction in the top corporate income tax rate from 8.4% to 7.1%, effective January 1, 2024. We have revalued certain deferred tax balances and net operating losses impacted by the change in the future Iowa corporate income tax rate. As a result, deferred income tax expense of $6 million was recorded during the year ended December 31, 2023. In addition, a regulatory liability of $21 million was recorded as of December 31, 2023 to offset deferred taxes associated with rate base at ITC Midwest.
In September 2022, a reduction in Iowa’s top corporate income tax rate from 9.8% to 8.4% was certified, effective January 1, 2023. As a result, deferred income tax expense of $7 million was recorded during the year ended December 31, 2022 and a regulatory liability of $22 million was recorded as of December 31, 2022 to offset deferred taxes associated with the rate base at ITC Midwest. See Note 7 for additional information on the regulatory liabilities related to the Iowa corporate income tax rate reductions.
11.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (“retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation, and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may adjust our funding as necessary based on consideration of federal funding requirements, the funded status of the plan, and other considerations as we deem appropriate. We did not contribute to the retirement plan in 2023. We made contributions to the retirement plan of $3 million and $4 million in 2022 and 2021, respectively. We expect to contribute $4 million to the retirement plan in 2024.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $48 million and $47 million at December 31, 2023 and 2022, respectively, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. For the years ended December 31, 2023 and 2021, we contributed $1 million and $3 million, respectively, to these supplemental benefit plans. We did not contribute to the supplemental benefit plans in 2022.
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”). We contributed $1 million, $7 million, and $8 million to the postretirement benefit plan in 2023, 2022, and 2021, respectively. We expect to contribute $2 million to the postretirement benefit plan in 2024.

Net periodic benefit costs by component for the pension plans and postretirement benefit plan were as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
(In millions of USD)	2023	2022	2021	2023	2022	2021
Service cost	$7	$8	$9	$7	$12	$11
Interest cost	6	4	3	5	4	3
Expected return on plan assets	(6)	(7)	(6)	(6)	(7)	(6)
Amortization of prior service credit	—	—	—	(1)	—	—
Amortization of unrecognized loss/(gain)	—	1	1	(4)	(2)	—
Net benefit cost	$7	$6	$7	$1	$7	$8

The following table reconciles the obligations, assets and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans in the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2023	2022	2023	2022
Change in Benefit Obligation:
Beginning projected benefit obligation / accumulated postretirement benefit obligation	$(124)	$(160)	$(90)	$(127)
Service cost	(7)	(8)	(7)	(12)
Interest cost	(6)	(4)	(5)	(4)
Actuarial net (loss) gain	(11)	41	3	51
Benefits paid	8	7	2	2
Ending projected benefit obligation / accumulated postretirement benefit obligation	(140)	(124)	(97)	(90)
Change in Plan Assets:
Beginning plan assets at fair value	96	117	122	140
Actual return on plan assets	13	(20)	20	(23)
Employer contributions	—	3	1	7
Benefits paid	(4)	(4)	(2)	(2)
Ending plan assets at fair value	105	96	141	122
Funded status, (underfunded)/overfunded	$(35)	$(28)	$44	$32
Accumulated benefit obligation:
Retirement plan	$(89)	$(76)	N/A	N/A
Supplemental benefit plans	(45)	(44)	N/A	N/A
Total accumulated benefit obligation	$(134)	$(120)	N/A	N/A
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(42)	$(41)	$—	$—
Other non-current assets	12	17	44	32
Other current liabilities	(5)	(4)	—	—
Total	$(35)	$(28)	$44	$32
Unrecognized Amounts in Non-Current Regulatory Assets:
Net actuarial loss	$9	$8	$—	$—
Total	$9	$8	$—	$—
Unrecognized Amounts in Non-Current Regulatory Liabilities:
Net actuarial (gain)	$(1)	$(3)	$(61)	$(49)
Net prior service cost/(credit)	1	1	(1)	(1)
Total	$—	$(2)	$(62)	$(50)
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the GAAP guidance on accounting for retirement benefits are recorded as a regulatory asset or regulatory liability on our consolidated statements of financial position, as discussed in Note 7. The amounts recorded as a regulatory asset or regulatory liability represent a net periodic benefit cost or credit to be recognized in our operating income in future periods. Our measurement of the accumulated benefit obligation for the postretirement benefit plan as of December 31, 2023 and December 31, 2022 reflects anticipated future receipts of subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we have applied for beginning in 2023. The initial reflection of the subsidy as of December 31, 2022 resulted in a reduction in the accumulated postretirement benefit obligation of $7 million related to benefits attributed to past services.
The net actuarial loss for the year ended December 31, 2023 within the change in benefit obligation for the pension plans is primarily the result of decreases in the discount rates and increases in the rate of salary increases and the interest crediting rate. The net actuarial gains for the year ended December 31, 2022 within the change in benefit obligation for both the pension plans and postretirement benefit plan are primarily the result of increases in the discount rates.
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2023	2022
Projected benefit obligation	$(47)	$(45)
Fair value of plan assets (a)	—	—
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
The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2023	2022
Accumulated benefit obligation	$(45)	$(44)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in other assets on our consolidated statements of financial position.
Actuarial assumptions used to determine the benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Weighted average discount rate	5.19%	5.52%	2.86%	5.30%	5.65%	3.14%
Weighted average interest crediting rate	4.50%	4.00%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.50%	4.00%	4.00%	4.50%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.75%	5.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2025
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Weighted average discount rate — service cost	5.59%	3.05%	2.77%	5.83%	3.32%	3.20%
Weighted average discount rate — interest cost	5.40%	2.44%	1.93%	5.51%	2.87%	2.50%
Weighted average interest crediting rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.75%	5.75%	6.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2030	2025	2025
Expected long-term rate of return on plan assets	6.90%	5.90%	5.70%	5.20%	4.50%	4.30%
At December 31, 2023, the projected benefit payments for the pension plans and postretirement benefit plan (including prescription drug benefits) calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions of USD)	Pension Plans	Postretirement Benefit Plan
2024	$10	$2
2025	10	3
2026	11	3
2027	11	3
2028	11	4
2029 through 2033	71	27
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
As of December 31, 2023 and 2022, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2023	2023	2022	2023	2022
Fixed income securities	50%	50%	50%	50%	50%
Equity securities	50%	50%	50%	50%	50%
Total	100%	100%	100%	100%	100%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2023 and 2022, there were no transfers between levels.
For the years ended December 31, 2023 and 2022, the fair value of retirement plan and postretirement benefit plan assets measured on a recurring basis at the Level 1 tier were as follows:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2023	2022	2023	2022
Mutual funds — U.S. equity securities	$42	$38	$68	$59
Mutual funds — international equity securities	11	10	3	3
Mutual funds — fixed income securities	52	48	70	61
Total	$105	$96	$141	$123
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $7 million, $7 million, and $6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
12.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2023 and 2022, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	14	—	—
Total	$58	$—	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2022, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	11	—	—
Total	$55	$—	$—
As of December 31, 2023 and 2022, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 11 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2023 and 2022.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding revolving credit agreements and commercial paper, was $6,660 million and $5,849 million at December 31, 2023 and 2022, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding revolving credit agreements and commercial paper, was $7,287 million and $6,649 million at December 31, 2023 and 2022, respectively.
Revolving Credit Agreements
At December 31, 2023 and 2022, we had a consolidated total of $311 million and $208 million, respectively, outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above. See Note 9 for changes to our revolving credit agreements since December 31, 2022.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.

13.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Balance at the beginning of period	$27	$(2)	$(8)
Derivative instruments
Reclassification of net (gain) loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1, $1 and $2 for the years ended December 31, 2023, 2022 and 2021, respectively) (a)	(1)	3	4
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1, $11 and $1 for the years ended December 31, 2023, 2022 and 2021, respectively)	3	26	2
Total other comprehensive income, net of tax	2	29	6
Balance at the end of period	$29	$27	$(2)
____________________________
(a)The reclassification of the net (gain)/loss relating to interest rate cash flow hedges is reported in interest expense, net in the consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2024 is expected to be approximately $2 million (net of tax of $1 million).
14.    SHARE-BASED COMPENSATION AND EMPLOYEE SHARE PURCHASE PLAN
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Operation and maintenance expenses	$2	$2	$2
General and administrative expenses	13	9	32
Amounts capitalized to property, plant and equipment	8	8	9
Total share-based compensation costs	$23	$19	$43
Total tax benefit recognized in the consolidated statements of comprehensive income	$6	$5	$9
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

The following table shows the changes in PBUs during the year ended December 31, 2023:

Number of
Performance
Based Units
PBUs at December 31, 2022	819,391
Granted	340,688
Vested and paid out	(278,974)
Forfeited	(30,057)
PBUs at December 31, 2023	851,048
The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions of USD)	2023	2022
Accrued compensation	$18	$19
Other long-term liabilities	12	16
Total	$30	$35
The aggregate fair value of PBUs as of December 31, 2023 and 2022 was $40 million and $46 million, respectively. At December 31, 2023, $10 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.7 years.
Service-Based Units
The SBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock. The SBUs earn dividend equivalents which are also re-measured based on the price of Fortis common stock and settled in cash at the end of the vesting period.
The following table shows the changes in SBUs during the year ended December 31, 2023:

Number of
Service
Based Units
SBUs at December 31, 2022	630,269
Granted	269,661
Vested and paid out	(215,459)
Forfeited	(26,264)
SBUs at December 31, 2023	658,207
The following table presents the classification in the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions of USD)	2023	2022
Accrued compensation	$9	$9
Other long-term liabilities	10	10
Total	$19	$19
The aggregate fair value of SBUs as of December 31, 2023 and 2022 was $26 million and $27 million, respectively. At December 31, 2023, $7 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.7 years.

15.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
As of December 31, 2023, ITC Holdings was a participant in the following jointly-owned substation assets and transmission lines:

(In millions of USD except for ownership interest)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress
Huntley Wilmarth (a)	50.0%	$57	$3	$—
Cardinal Hickory Creek (b)	91.0%	74	2	188
Other (c)
ITCTransmission	49.6%	29	19	—
METC	various	60	41	—
ITC Midwest	various	91	19	8
ITC Great Plains	49.0%	33	4	—
____________________________
(a)Jointly owned between ITC Midwest and Northern States Power Company.
(b)Jointly owned between ITC Midwest and Dairyland Power Cooperative.
(c)Jointly owned with various parties.
16.    RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
ITC Holdings may incur charges from Fortis and other subsidiaries of Fortis that are not subsidiaries of ITC Holdings for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary. We had receivables from Fortis and such subsidiaries of $1 million at December 31, 2023 and 2022, and payables to Fortis and such subsidiaries of less than $1 million and $1 million at December 31, 2023 and 2022, respectively.
Related party charges for corporate expenses from Fortis and such subsidiaries are recorded in general and administrative expense. ITC Holdings had such expense for the years ended December 31, 2023, 2022 and 2021 of $12 million, $13 million and $10 million, respectively. Related party billings for services to Fortis and other subsidiaries recorded as an offset to general and administrative expenses for ITC Holdings were $3 million for the year ended December 31, 2023 and $2 million for each of the years ended December 31, 2022 and 2021.
Dividends
We paid dividends of $283 million, $273 million and $232 million during the years ended December 31, 2023, 2022 and 2021, respectively, to ITC Investment Holdings. ITC Holdings also paid dividends of $86 million to ITC Investment Holdings in January 2024.
Intercompany Tax Sharing Agreement
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. During the years ended December 31, 2023 and 2022, we paid $49 million and $11 million, respectively, to ITC Investment Holdings associated with our income tax position. During year ended December 31, 2021, we did not make or receive any tax-related payments with ITC Investment Holdings. At December 31, 2023, we had recorded net income taxes payable of $6 million in accrued taxes in the consolidated statements of financial position.

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
Initial Complaint
On November 12, 2013, the Association of Businesses Advocating Tariff Equity, Coalition of MISO Transmission Customers, Illinois Industrial Energy Consumers, Indiana Industrial Energy Consumers, Inc., Minnesota Large Industrial Group and Wisconsin Industrial Energy Group (collectively, the “complainants”) filed the Initial Complaint with the FERC. The complainants sought a FERC order to reduce the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries to 9.15%, reducing the equity component of our capital structure and terminating the ROE adders approved for certain MISO Regulated Operating Subsidiaries. The FERC set the base ROE for hearing and settlement procedures, while denying all other aspects of the Initial Complaint. The ROE collected through the MISO Regulated Operating Subsidiaries’ rates during the period November 12, 2013 through September 27, 2016 consisted of a base ROE of 12.38% plus applicable incentive adders.
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
FERC Orders
Since the filing of the Initial Complaint, the FERC has issued separate orders in these proceedings on September 28, 2016, November 21, 2019 and May 21, 2020. These orders resulted in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and other various parties have challenged certain aspects of these orders through requests for rehearing. In the most recent order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized by March 31, 2022, and during the year ended December 31, 2022, we received net settlement payments of less than $1 million owed from customers.
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
See Note 6 for a summary of our base ROE and incentive adders for transmission rates. As of December 31, 2023, our MISO Regulated Operating Subsidiaries had a total of approximately $5 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $5 million.
Purchase Obligations
At December 31, 2023, we had purchase obligations of $115 million representing commitments for materials, services and equipment that had not been received as of December 31, 2023, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $99 million is expected to be paid in 2024, with the majority of the items related to materials and equipment that have long production lead times.
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
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.7%, 21.3% and 24.5%, respectively, or $338 million, $332 million and $382 million, respectively, of our consolidated billed revenues for the year ended December 31, 2023. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2021 revenue accruals and deferrals and exclude any amounts for the 2023 revenue accruals and deferrals that were included in our 2023 operating revenues but will not be billed to our customers until 2025. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

18.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated statements of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
(In millions of USD)	2023	2022	2021
Cash and cash equivalents	$328	$4	$5
Restricted cash included in other non-current assets	5	2	2
Total cash, cash equivalents and restricted cash	$333	$6	$7
The increase in cash and cash equivalents as of December 31, 2023 was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. See Note 9 for additional information on the June 1, 2023 debt issuance at ITC Holdings.
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$296	$247	$237
Income taxes paid	49	11	—
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	130	117	140
Allowance for equity funds used during construction	43	37	30
Other	1	1	3
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2023, 2022 or 2021, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2023	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,581	$1	$(37)	$1,545
Depreciation and amortization	307	—	—	307
Interest expense, net	154	161	—	315
Income (loss) before income taxes	776	(157)	—	619
Income tax provision (benefit)	184	(28)	—	156
Net income	592	463	(592)	463
Property, plant and equipment, net	11,267	7	—	11,274
Goodwill	950	—	—	950
Total assets (a)	12,664	6,988	(6,528)	13,124
Capital expenditures	824	—	(6)	818

	Regulated
	Operating	ITC Holdings	Reconciliations/
2022	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,503	$1	$(38)	$1,466
Depreciation and amortization	295	—	—	295
Interest expense, net	134	135	—	269
Income (loss) before income taxes	736	(148)	—	588
Income tax provision (benefit)	179	(33)	—	146
Net income	557	442	(557)	442
Property, plant and equipment, net	10,630	7	—	10,637
Goodwill	950	—	—	950
Total assets (a)	12,005	6,378	(6,252)	12,131
Capital expenditures	933	—	—	933

	Regulated
	Operating	ITC Holdings	Reconciliations/
2021	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,386	$1	$(38)	$1,349
Depreciation and amortization	231	1	—	232
Interest expense, net	123	129	(1)	251
Income (loss) before income taxes	691	(158)	—	533
Income tax provision (benefit)	173	(46)	—	127
Net income	518	406	(518)	406
Property, plant and equipment, net	9,954	7	—	9,961
Goodwill	950	—	—	950
Total assets (a)	11,317	6,134	(6,006)	11,445
Capital expenditures	841	—	(7)	834
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Linda H. Apsey, 54. Ms. Apsey became President and Chief Executive Officer of the Company in November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc. The Board selected Ms. Apsey to serve as a director due to her position as President and Chief Executive Officer of the Company.
Leanne M. Bell, 63. Ms. Bell became a director of the Company in February 2022. Ms. Bell is a retired financial and power infrastructure expert with a portfolio of board work spanning the infrastructure space in both the United States and Europe. She has overseen the investment of more than $6 billion in global power infrastructure projects and companies. Before committing full time to non-executive board roles in 2014, Ms. Bell was Chief Financial Officer of Synergy Renewables LLC, Managing Director of Tiger Infrastructure Partners (formerly Lehman Brothers Global Infrastructure Partners) and Managing Director of GE Energy Financial Services. She currently sits on the boards of Ventient Energy Services Limited, Nassau Financial Group and Third Coast Midstream, LLC. She previously served on the board of Onward Energy Services from 2018 to 2020 and John Laing Group from 2020 to 2021. The Board selected Ms. Bell to serve as a director due to her expansive career in the financial and energy industries. Ms. Bell serves on the Audit and Risk Committee.
Robert A. Elliott, 68. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott has been a board member of UNS Energy Corporation, a subsidiary of Fortis, since 2014, serving as the Chair of the Board until 2021. Mr. Elliott currently serves on the board of directors of AAA Mountain West Group and has served since 2016. He previously served on the board of directors of AAA Auto Club Partners from 2017 to 2022 and AAA Arizona Inc. from 2007 to 2016. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors. Mr. Elliott serves as Chairperson of the Audit and Risk Committee, and the Board has determined that Mr. Elliott is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Debora M. Frodl, 58. Ms. Frodl became a director of the Company in August 2020. Ms. Frodl is the founder of DF Strategies, a strategic consultancy firm in Minneapolis, MN, since 2018. She previously enjoyed a 28-year career at General Electric, where she most recently was Global Executive Director, Ecomagination from December 2012 to December 2017. Ms. Frodl gained over twenty years of senior executive experience at GE Capital, serving in roles including Senior Vice President and CEO and President. Ms. Frodl formerly served on the board of Renewable Energy Group from March 2018 to June 2022, Spruce Power Holdings (formerly XL

Fleet Corporation) from May 2018 to December 2022 and Spring Valley Acquisition Corporation from November 2020 to May 2022. Since 2014, Ms. Frodl has served as an ambassador for the US Department of Energy’s Clean Energy, Education & Empowerment for Women Initiative. She also serves on the Advisory Board for the National Renewable Energy Lab, Joint Institute of Strategic Energy Analysis, the University of Minnesota, Institute on the Environment and Greenbelt Capital Partners. The Board selected Ms. Frodl to serve as a director due to her career in the energy industry, and her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business. Ms. Frodl serves on the Governance and Human Resources Committee.
Lt. Gen. Ronnie Hawkins, Jr., USAF, Retired, 68. Lt. Gen. Hawkins, Jr. became a director of the Company in June 2020. Lt. Gen. Hawkins, Jr. was appointed as President of Angelo State University, which is part of the Texas Tech University System, in 2020. Lt. Gen. Hawkins, Jr. is also the President and CEO of the Hawkins Group, a consultancy focusing on digital, information technology and cybersecurity challenges for Fortune 500 clients and the U.S. Government. He founded the Hawkins Group in 2015 after serving more than a 37-year decorated career in the United States Air Force, which included leadership roles in critical infrastructure and key information systems used by the Department of Defense and its coalition partners. Lt. Gen. Hawkins, Jr. currently serves on the board of directors of Tyler Technologies. The Board selected Lt. Gen. Hawkins, Jr. due to his vast knowledge of cybersecurity and information systems as well as his leadership experience. Lt. Gen. Hawkins, Jr. serves on the Governance and Human Resources Committee.
David G. Hutchens, 57. Mr. Hutchens became a director of the Company in January 2021. Mr. Hutchens is the President and Chief Executive Officer of Fortis and has served as such since January 2021. Prior to his current position, Mr. Hutchens was appointed to Chief Operating Officer of Fortis in January 2020 while concurrently serving as the Chief Executive Officer of UNS Energy Corporation, a position in which he held since May 2014. Mr. Hutchens also served as Executive Vice President, Western Utility Operations with Fortis from 2018 to 2020. His career in the energy sector spans more than 25 years, having held a variety of positions at electric and gas utilities in Arizona. He currently serves as a director of Fortis Inc. and the Fortis utility subsidiary FortisBC and previously served on the UNS Energy Corporation board from 2013 to 2020 and the Fortis Alberta board from 2016 to 2022. The Board selected Mr. Hutchens to serve based on his relevant business and leadership experience and because he is a director representative of Fortis. Mr. Hutchens serves on the Governance and Human Resources Committee.
James P. Laurito, 67. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito retired from Fortis in December 2021. He previously served as Fortis’ Executive Vice President, Business Development since April 2016 and as Chief Technology Officer from 2018 until his retirement. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito formerly served as a director of the Fortis Inc. subsidiaries Central Hudson Gas & Electric Corporation, Newfoundland Power, UNS Energy, and Belize Electricity Ltd. from 2016 to 2023. He currently serves on the boards of Bowman Consulting Group, where he serves as Chair of the Compensation Committee, and Stone Mountain Technologies, Inc. He is also an Operating Partner with Energy Impact Partners, LP, and an Industry Advisor to EQT Partners, Inc. The Board selected Mr. Laurito to serve due to his expansive background in the utility industry and his regulatory knowledge. Mr. Laurito serves on the Governance and Human Resources Committee.
Jocelyn H. Perry, 53. Ms. Perry became a director of the Company in January 2022. Ms. Perry has served as Fortis’ Executive Vice President and Chief Financial Officer since 2018. Previously, Ms. Perry was the President and Chief Executive Officer of Fortis’ Newfoundland Power subsidiary from 2017 to 2018 and as its Chief Operating Officer from 2016 to 2017. Ms. Perry currently serves on the board of Fortis’ subsidiary UNS Energy Corporation and previously served on the board of FortisBC from 2019 to 2022. The Board selected Ms. Perry to serve based on her relevant business and leadership experience and because she is a director representative of Fortis. Ms. Perry serves on the Audit and Risk Committee.
Sandra E. Pierce, 65. Ms. Pierce was appointed as Chair of the Board of Directors of the Company in May 2020 and has served as a director of the Company since January 2017. Ms. Pierce retired from Huntington National Bank in December 2023 where she served as Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank since 2016. Ms. Pierce joined

Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Penske Automotive Group, American Axle & Manufacturing, Inc. and Barton Malow Enterprises. She also serves as the chair of the Detroit Economic Club, the chair of Henry Ford Health Foundation, and as a board member of Renaissance MAC. Previously, Ms. Pierce served as the vice chair of Business Leaders of Michigan, chair of Henry Ford Health System and chair of the Detroit Financial Advisory Board. Ms. Pierce was appointed by Governor Whitmer to Michigan State University’s Board of Trustees in December 2022. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 68. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Prust serves on the Audit and Risk Committee and the Board has determined that Mr. Prust is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
A. Douglas Rothwell, 67. Mr. Rothwell became a director of the Company in October 2017. Mr. Rothwell served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100 CEOs from 2005 through 2020. Mr. Rothwell currently chairs the University of North Carolina at Chapel Hill’s (“UNC”) Ackland Museum board in addition to serving as an Executive Residence for Economic Development at UNC. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business. Mr. Rothwell serves as the Chair of the Governance and Human Resources Committee.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 54. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 49. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Ms. Holloway currently serves on the Board of Directors and is the Chair of the Audit & Risk Committee for Kodiak Gas Services. She previously served on the board of the Fortis subsidiary, Caribbean Utilities Company, and as a member of their Audit Committee from May 2021 to May 2023. Ms. Holloway also serves as a member of the Finance & Audit Committee for the Children’s Hospital of Michigan Foundation and as a member of Women Thrive Advisory Board.
Brian Slocum, 47. Mr. Slocum was named Senior Vice President and Chief Operating Officer in February 2022. In his role, Mr. Slocum is responsible for the Company’s system operations, planning, engineering, supply chain, field construction and maintenance, and information technology. Mr. Slocum joined the Company in 2003 and held various engineer positions before being promoted to Director of Engineering in 2008. He was named Vice President of Engineering in 2011 and was appointed to Vice President of Operations in February 2015. Mr. Slocum serves on the board for Ascension Providence Foundation and the advisory board for North American Transmission Forum and the Michigan Intelligence Operations Center for Homeland Security. He is the Chair of the Reliability Issues Steering Committee of NERC.
Christine Mason Soneral, 51. Christine Mason Soneral has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since October 2020. She was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. She is responsible for all corporate legal affairs and the leadership of our legal department, which includes the legal, real estate, contract administration and corporate compliance functions. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral served on the board of Citizens Research Council, a privately funded, not-for-profit public affairs research organization from 2014 to 2020. Ms. Mason Soneral also currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and is a Co-Founder and Director of Michigan State University’s Women’s Leadership Institute.
Krista K. Tanner, 49. Ms. Tanner has served as our Senior Vice President and Chief Business Officer since February 2019. Ms. Tanner is responsible for strategic direction, customer service, local government and community affairs and financial performance for our Regulated Operating Subsidiaries. In addition, she is responsible for federal regulatory and legislative affairs and marketing and communications. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Prior to working at Alliant Energy, Ms. Tanner was a state regulatory commissioner on the Iowa Utilities Board from 2007 to 2011. Ms. Tanner previously served as a member of the Board of Directors of the Midwest Reliability Organization from 2017 to 2019 and as a member of the Board of Directors of Delta Dental of Iowa from 2015 to 2023. Ms. Tanner currently serves as a member of the Board of Directors for the American Clean Power Association.
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
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2023. We refer to these individuals collectively as the “named executive officers” (or “NEOs”).

The Company’s named executive officers for 2023 were:

Name	Position
Linda H. Apsey	President and Chief Executive Officer
Gretchen L. Holloway	Senior Vice President and Chief Financial Officer
Brian Slocum	Senior Vice President and Chief Operating Officer
Christine Mason Soneral	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Krista Tanner	Senior Vice Present and Chief Business Officer
Executive Summary
The Governance and Human Resources Committee (the “Committee”) is responsible for determining the compensation of our NEOs and administering the plans in which the NEOs participate. The goals of our compensation system are to attract first-class executive talent in a competitive environment and to motivate and retain key employees who are crucial to our success by rewarding Company and individual performance that promotes long-term sustainable growth and increases Fortis shareholder value. The key components of our NEOs' compensation package include base salary, annual cash incentive bonuses, long-term equity incentives, as well as certain perquisites and other benefits. In determining the amount of NEO compensation, we consider competitive compensation practices of other utilities and similarly sized organizations, the executive's individual performance against objectives, the executive's responsibilities and expertise, and our performance in relation to annual goals that are designed to strengthen and enhance our value.
The Committee made the following decisions with regard to executive compensation in 2023:
•Base salary increases. Base salary increases were provided to each of our NEOs in 2023 to reward individual performance and to remain competitive and aligned with market.
•Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2023 performance of approximately 111% of target. This was based on achieving 100% of the performance targets established under the ACPB in early 2023 and achievement of certain performance factors which resulted in a bonus multiplier of 1.11x. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”
•Long-term equity incentives. We granted long-term equity incentive awards to our NEOs effective January 2023. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.
Overview and Philosophy
The objectives of our compensation program are to attract first-class executive talent in a competitive environment and to motivate and retain key employees who are crucial to our success by rewarding Company and individual performance that promotes long-term sustainable growth and increases Fortis shareholder value by:
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
•Leverage incentives, where possible, and align long-term equity incentive awards with improvements in our financial performance and Fortis shareholder value;

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
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2023, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered compensation plan design and administration/governance risk.
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
Our compensation strategy is to target compensation at the median (50th percentile) of the energy services benchmark data, plus or minus 20%, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. The Committee adopted this strategy in October 2019. In November 2022, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 25th, 50th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs varied with certain executives positioned within the targeted competitive range, and in some cases, exceeded the targeted competitive position. Competitive positioning reflects a combination of 25th percentile to median base salaries, above median target bonus as a percent of base salary and median long-term equity incentive opportunities. The Committee continues to monitor and balance competitive practices, talent needs and cost considerations when setting compensation.
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
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2023 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In setting executive compensation levels, the Committee retained full discretion to consider or disregard data collected through benchmarking studies. In addition to the market data, compensation decisions also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors.
Key Components of Our NEO Compensation Program
The key components of our executive compensation program are discussed below.
•Base Salary — provides sufficient competitive pay to attract and retain experienced and successful executives.
•Cash Bonus Incentive — encourages and rewards contributions to our annual corporate performance goals.
•Long Term Equity Incentives — encourages a multi-year focus on performance, rewards building long-term Fortis shareholder value and helps retain NEOs.
The other elements of our executive compensation program are discussed below under the heading “Other Components of Our Executive Compensation Program”, which summarizes the benefit programs that are available to our NEOs.
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
The 2023 base salaries for the NEOs, including any year-over-year change, were:

NEO	2022 Base Salary	2023 Base Salary	Percent Increase
Linda H. Apsey	$865,000	$900,000	4.0%
Gretchen L. Holloway	422,000	434,700	3.0%
Brian Slocum	400,000	426,000	6.5%
Christine Mason Soneral	409,800	418,000	2.0%
Krista Tanner	370,900	389,400	5.0%
Increases for Mr. Slocum and Ms. Tanner considered the market median data and each executive’s sustained performance.
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
The ACPB goals were individually weighted. Weights were assigned to each goal based on areas of focus during the year and difficulty in achieving target performance. Weights were also assigned so that there was a balance between operational and financial goals. Each goal operated independently, and, for most goals, there was not a range of acceptable performance; if a goal was not achieved, there was no payout for that goal. Where performance goals were stated in a range, the threshold goals were generally expected to be achieved while the target goals were considered “stretch” goals with lower expectation of achievement. The bonus goals were designed to be challenging to meet, while remaining achievable.
For 2023, the ACPB consisted of four primary measurement categories: Financial, Safety & Compliance, Culture and System Performance. System Performance represented 60% of the target bonus opportunity, reflecting the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
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
Corporate performance goal criteria approved by the Committee for 2023, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.
Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2023 Results		Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is based on the 2023 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $159M.	10%	$146	M	10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from our Regulated Operating Subsidiaries.	Target is based on the 2023 Board-approved budget. Adjusted Net Income at or above $589M to achieve 10%; Adjusted Net Income at or above $560M to achieve 5%.	5 - 10%	$589	M	10%
Total				20%			20%

Safety & Compliance goals represented 15% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Security.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2023 Results	Actual Payout
Safety & Compliance 15% Maximum Potential Payout	Safety as measured by leading indicators	Evolving our safety programs to include leading indicators.	Reflects company and industry movement in safety culture focus to create capacity to avoid serious injury. Perform High-Energy Control Assessment (HECA) on 6 high-energy hazard types; evaluate for direct controls and develop plans for any gaps found.	5%	Completed	5%
	Safety as measured by recordable incidents and lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents was unchanged from prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 7 or fewer recordable incidents for injuries to Company employees and specified contract employees with no more than 2 being Lost Work Day cases.	5%	1 / 1	5%
	Security	Maintaining cyber security is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and helping protect our most important assets. Implementation of the 2023 Cyber Security Plan, as presented to and approved by the Board of Directors.	5%	Completed	5%
Total				15%		15%
The Culture goal represents 5% of the total maximum annual bonus target and includes the implementation of specific inclusion and diversity goals.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2023 Results	Actual Payout
Culture 5% Maximum Potential Payout	Inclusion and Diversity	Supporting an inclusive and diverse culture creates an environment that respects the contributions and differences of every individual and drives business success.	Goal focused on education and awareness activities. Active employees complete a minimum of two (2) inclusion and diversity education and awareness activities. Dependent on individual achievement.	5%	Completed	5%
Total				5%		5%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2023 Results	Actual Payout
System Performance 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target unchanged from prior year; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (12 or fewer, representing top decile performance); METC (23 or fewer, representing top decile performance); ITC Midwest (57 or fewer, representing top decile performance, no more than 46 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 9 METC - 8 ITC Midwest - 39 / 16	15%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2023 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (10) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $96M.	15%	All high priority Field O&M initiatives completed under budget at $89M	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2023, with a threshold level also established. Complete $847M of the 2023 Capital Project Plan to achieve 30%; Complete $803M to achieve 15%.	15 - 30%	$906M	30%
Total				60%		60%

Total Bonus (as a percent of target bonus level)				100%		100%

____________________________
(1)We utilize adjusted net income as a criterion in measuring achievement of financial goals for our ACPB. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries as follows:

(In millions of USD)	2023
Net income of Regulated Operating Subsidiaries	$592
Adjustments related to income taxes	(3)
Adjusted net income	$589
Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, in 2023 we included a performance factor under which their ACPB payouts could be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Maximum	Achievement	Multiplier	Weight	Result
Capital Project Plan	$892M	$999M	$906M	1.13x	40%	0.45x
Adjusted Consolidated Net Income (1)	$469M	$490M	$470M	1.05x	20%	0.21x
Strategic Plan Objectives	Achieve 3 Objectives	Achieve 6 Objectives	Achieved 2 Objectives	1.00x	30%	0.30x
Inclusion & Diversity Plan	Achieve 1 Goal	Achieve 2 Goals	Achieved 1 Goal	1.50x	10%	0.15x
Bonus Multiplier						1.11x
____________________________
(1)We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(In millions of USD)	2023
Net income	$463
Adjustments related to income taxes	7
Adjusted consolidated net income	$470
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100% to a maximum of 200% of target. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.11x. This performance factor was applied to the ACPB factor of 100% to produce a final payment of approximately 111% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels.” Target bonus levels for 2023 were 100% of base salary for each NEO.
Long-Term Equity Incentive
The Committee provides and maintains a long-term equity incentive program under the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan. In February 2023, the Committee approved grants of SBUs and PBUs to the NEOs, based on our CEO’s recommendation (except for grants to the CEO), and also on the Committee’s assessment of the performance of the Company and the executive. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs have a three-year performance period and can be earned between 0% and 200% for results in three separate measures, Total Shareholder Return (relative to Fortis’ peer group) weighted at 45%, ITC cumulative consolidated net income weighted at 45% and Fortis Carbon Reduction Performance weighted at 10%. The ultimate number of PBUs that can be earned is also subject to a Fortis performance diversity, equity and inclusion modifier (“DEI Modifier”) which consists of two targets that may modify the aggregate score of the three performance measures by up to +/- 2.5 percentage points for each DEI Modifier target objective (or a total of +/- 5.0 percentage points). As a result, if the three performance measures are each met at the maximum level of performance and the maximum DEI Modifier is applied, 205% of the target PBUs granted may be earned. These PBU metrics were selected because Total Shareholder Return aligns with the Fortis shareholder experience, cumulative consolidated net income measures our sustained growth (organic and development), cost management and efficiency and carbon reduction performance supports a corporate-wide goal of 75% reduction in Scope 1 emissions by 2035 and the DEI Modifier target supports Fortis’ corporate-wide diversity, equity and inclusion priorities. Each unit is generally equivalent to one share of Fortis stock (as traded on the Toronto Stock Exchange) and earned PBU units are payable in cash and earned SBU units are payable in cash or Fortis common stock. SBUs vest over the same three-year period based on the recipient’s continued service. Awards to the CEO were also presented to the Board of Directors by the Committee and ratified by the Board of Directors (other than the CEO). The amounts and more detailed terms of the 2023 SBU and PBU grants made under the Fortis Inc. 2020 Restricted Share Unit Plan and the Executive Omnibus Plan are described in the narrative following the Grants of Plan-Based Awards Table. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism and further align the interests of the NEOs with the interests of the Fortis shareholders. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2023 awards were made, the award values were targeted to be:

NEO	Grant Value Percent of Salary
Ms. Apsey	250%
Ms. Holloway	175%
Mr. Slocum	140%
Ms. Mason Soneral	175%
Ms. Tanner	175%
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
Our NEOs are provided a limited number of perquisites in addition to benefits provided to our other employees. The purpose of these perquisites is to minimize distractions from the NEOs’ attention to important Company initiatives, to facilitate their access to work functions and personnel, and to encourage interactions among NEOs and others within professional, business and local communities. NEOs are provided perquisites such as auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, relocation expenses and personal liability insurance. Additionally, we own aircraft to facilitate the business travel schedules of our executives and other employees, particularly to locations that do not provide efficient commercial flight schedules. Ms. Apsey and guests who travel with her are permitted to travel for personal business on our aircraft, with an annual maximum of 50 flight hours for such personal travel. Ms. Apsey incurs imputed income for all guests and herself for personal travel in the amount of the incremental cost to the Company of such travel.
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
Clawback Policy
The Board has approved clawback provisions for certain compensation plans. These provisions allow the Board to require the forfeiture, recoupment or repayment of compensation if there is a restatement of financial results or fraud, gross negligence or intentional misconduct by one or more executives. The Board may also require a return of compensation in the event of a mistake or accounting error in the calculation of such compensation.
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
The securities that qualify for the purpose of determining compliance with the policy are common shares of Fortis stock and the executive’s outstanding SBU awards. Share ownership levels include Fortis securities beneficially owned: (i) in a trust; (ii) by the executive’s spouse; and (iii) by the executive’s minor children. Any executive that fails to maintain minimum stock ownership under these guidelines will not be eligible for future equity-based compensation awards until the later of (i) the end of the one-year period commencing on the date of such failure or (ii) such time as the executive is again in compliance with the guidelines. As of December 31, 2023, each of the NEOs was in compliance with this policy.

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
Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, President & CEO	2023	$900,000	$2,249,962	$999,000	$468,908	$139,034	$4,756,904
	2022	864,999	2,162,565	1,385,730	—	150,088	4,563,382
	2021	843,732	2,086,868	1,370,015	184,341	100,652	4,585,608

Gretchen L. Holloway SVP & CFO	2023	434,699	760,731	482,517	218,843	41,060	1,937,850
	2022	422,000	738,532	676,044	—	39,579	1,876,155
	2021	413,284	715,560	671,071	101,514	36,871	1,938,300

Brian Slocum	2023	426,000	596,407	283,716	190,421	40,971	1,537,515

Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2023	417,999	731,500	463,980	246,282	40,300	1,900,061
	2022	409,799	717,154	656,500	—	40,637	1,824,090
	2021	401,377	694,865	651,674	94,802	38,746	1,881,464

Krista Tanner, SVP & CBO	2023	389,400	681,448	432,234	169,833	61,614	1,734,529
	2022	370,900	649,076	594,182	—	36,726	1,650,884
	2021	356,265	616,837	578,487	94,877	36,113	1,682,579
____________________________
(1)    The amounts reported in this column represent the grant date fair value of PBU awards and SBU awards granted to the NEOs under the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718.
The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the payout of the performance based on probable outcome (which approximates target achievement), and market conditions. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash, see “Grants of Plan-Based Awards.” The value of the 2023

PBU awards at the grant date assuming that the highest level of performance conditions will be achieved are as follows:

Ms. Apsey	$3,074,940
Ms. Holloway	1,039,676
Mr. Slocum	815,098
Ms. Mason Soneral	999,724
Ms. Tanner	931,316
(2)    The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our ACPB in effect for each of 2023, 2022 and 2021. For information regarding the corporate goals for 2023, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."
(3)    All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 3.01% in 2021, 5.57% for 2022 and 5.24% for 2023. Due to the 256 basis point increase in discount rates during 2022, the change in present value declined from December 31, 2021 to December 31, 2022 and therefore 2022 reported change in pension values are zero. As of December 31, 2023, the cash balance interest crediting rate assumption changed from 3.55% for 2023 and 4.00% in all future years to 4.47% in 2024 and 4.50% in all future years.
(4)    All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, event tickets, relocation expenses, personal liability insurance, personal use of company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2023, 2022 and 2021 are itemized in the table below as required by applicable SEC rules.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Other Benefits	Total
Linda H. Apsey	2023	$19,800	$92,049	$27,185	$139,034
	2022	18,300	104,603	27,185	150,088
	2021	17,400	54,461	28,791	100,652

Gretchen L. Holloway	2023	19,800	—	21,260	41,060
	2022	18,300	—	21,279	39,579
	2021	15,550	—	21,321	36,871

Brian Slocum	2023	19,800	—	21,171	40,971

Christine Mason Soneral	2023	19,800	—	20,500	40,300
	2022	18,300	—	22,337	40,637
	2021	15,550	—	23,196	38,746

Krista Tanner	2023	16,317	—	45,297	61,614
	2022	15,357	—	21,369	36,726
	2021	14,659	—	21,454	36,113
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
Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2023.

Name	Grant Date	Committee or Board Action Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
				Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	1/1/2023	1/31/2023	SBU	$—	$—	$—	—	—	—	18,587	$749,991
	1/1/2023	2/23/2023	PBU	—	—	—	18,587	37,174	76,207	—	1,499,971
			ACPB	—	900,000	1,800,000	—	—	—	—	—

Gretchen L. Holloway	1/1/2023	1/30/2023	SBU	—	—	—	—	—	—	6,284	253,572
	1/1/2023	2/23/2023	PBU	—	—	—	6,285	12,569	25,766	—	507,159
			ACPB	—	434,700	869,400	—	—	—	—	—

Brian Slocum	1/1/2023	1/30/2023	SBU	—	—	—	—	—	—	4,927	198,798
	1/1/2023	2/23/2023	PBU	—	—	—	4,927	9,854	20,201	—	397,609
			ACPB	—	426,000	852,000	—	—	—	—	—

Christine Mason Soneral	1/1/2023	1/30/2023	SBU	—	—	—	—	—	—	6,043	243,830
	1/1/2023	2/23/2023	PBU	—	—	—	6,043	12,086	24,776	—	487,670
			ACPB	—	418,000	836,000	—	—	—	—	—

Krista Tanner	1/1/2023	1/30/2023	SBU	—	—	—	—	—	—	5,629	227,147
	1/1/2023	2/23/2023	PBU	—	—	—	5,630	11,259	23,081	—	454,301
			ACPB	—	389,400	778,800	—	—	—	—	—
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
(2)    Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2023 Fortis peer group, (2) cumulative consolidated net income for each fiscal year during the performance period and (3) Fortis’ carbon reduction performance during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. In addition, a DEI Modifier which consists of two performance objectives, may modify the aggregate score of the three performance measures by up to +/- 2.5 percentage points for each DEI Modifier target objective (or a total of +/- 5.0 percentage points). The DEI Modifier is based on increases in the representation of (1) women in executives roles and (2) black, Indigenous peoples and minority community members in executive roles across all Fortis entities. If the three performance measures are each met at the maximum level of performance and the maximum DEI Modifier is applied, 205% of the target PBUs granted may be earned, which amount is set forth in the “Maximum” column above. For more information regarding performance share awards, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”
(3)    Grant Date Fair Value consists of SBUs and PBUs awarded under the Fortis Inc. 2020 Restricted Share Unit Plan and Executive Omnibus Plan, respectively, with a grant date of January 1, 2023. The SBUs and

PBUs reflected here are recorded at fair value at the date of grant, which was $40.35 per share. Share fair values were converted from Canadian Dollars to US Dollars using the “Applicable Exchange Rate” defined in the plans.
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
The Committee had the power to award SBUs in the form of equity or cash under the Fortis Inc. 2020 Restricted Share Unit Plan and PBUs in the form of equity or cash under the Executive Omnibus Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2023 to the NEOs were made under their respective plans pursuant to terms stated in the SBU and PBU award agreements.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO on January 1, 2023 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on January 1, 2026 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. 45% of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”), 45% of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”) and 10% of the Target Number of PBUs shall be related to the Fortis Carbon Reduction Performance goal (the “CRP goal”). In addition, the percentage of the Target Number of PBUs actually paid may be adjusted up or down based on Fortis’ performance against the DEI Modifier targets. The PBUs will become earned as set forth in the following tables:

Measurement Category	Goal at Threshold	Shares at Threshold	Goal at Target	Shares at Target	Goal at Maximum	Shares at Maximum
Fortis Total Shareholder Return	30th percentile	50% of TSR Target Units	50th percentile	100% of TSR Target Units	85th percentile	200% of TSR Target Units
Cumulative Consolidated Net Income	98% of Target	50% of CCNI Target Units	100% of Target	100% of CCNI Target Units	104% of Target	200% of CCNI Target Units
Fortis Carbon Reduction Performance	8.8M tonnes	50% of CRP Target Units	7.9M tonnes	100% of CRP Target Units	7.1M tonnes	200% of CRP Target Units

Gender Executive Representation Performance			Ethnic Executive Representation Performance
Achievement	Payout % Adjustment		Achievement	Payout % Adjustment
Less than a 5% increase	-2.5%	Minimum	Less than a 5% increase	-2.5%	Minimum
5% to 9.9% increase	0%		5% to 9.9% increase	0%
Greater than or equal to a 10% increase	+2.5%	Maximum	Greater than or equal to a 10% increase	+2.5%	Maximum
The performance period for the award is January 1, 2023 through December 31, 2025 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2023 Report excluding any company that is no longer traded on the Toronto Stock

Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following 25 U.S. and Canadian public utility companies:

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
Edison International
The Total Shareholder Return of Fortis and the Peer Companies shall be computed in U.S. dollars as follows:
A: Calculate the Market Price as of the first day of the Payment Criteria Period (if necessary, converted into U.S. dollars based on the Applicable Exchange Rate as defined in the Executive Omnibus Plan)
B: Calculate the Market Price as of the last day of the Payment Criteria Period (if necessary, converted into U.S. dollars based on the Applicable Exchange Rate)
C: Calculate the total dividends paid per share of its common stock (or equivalent security) during the Payment Criteria Period (if necessary, converted into U.S. dollars based on the Applicable Exchange Rate)
Total Shareholder Return = ((B - A) + C)/A, where Market Price is the 5-day volume weighted average price of Fortis stock and the Payment Criteria Period is the 3-year performance period.
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
If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or “Retirement” (as defined below), and, in each case, the grantee has been employed with the Company for 15 years or more, the grantee will receive, following the PBU Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the PBU Vesting Date. If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive, following the PBU Vesting Date, a prorated number of PBUs reflecting the actual period between the PBU Grant Date and the grantee’s termination date. If the grantee ceases to be employed before the PBU Vesting Date due to involuntary termination without cause, the grantee will receive, following the PBU Vesting Date, a prorated number of PBUs reflecting the actual period between the PBU Grant Date and the grantee’s termination date, and grantee is not entitled “dividend equivalents” earned on the PBUs following the grantee’s termination date. If termination occurs prior to the PBU Vesting Date other than as a result of death, disability, Retirement, or involuntary termination without cause, grantee will forfeit the award.
“Retirement” is defined to mean termination of grantee’s employment with the Company on or after achieving at least age 55 and ten (10) years of service. Payout in respect of such termination requires that the grantee has provided the Company with at least ninety days’ written notice of such retirement.
Upon a “Change of Control,” as defined in the Executive Omnibus Plan, the Governance and Human Resources Committee may provide for appropriate settlements of the outstanding PBUs or for the continuing entity or successor to assume the outstanding PBUs by providing replacement awards (“Replacement Awards”), that are substantially equivalent to the terms of the PBUs held prior to the Change in Control, on the effective date of the consummation of the event resulting in the Change of Control (the “Change of Control Redemption Date”). The Replacement Awards must be substantially equivalent to the value and terms of the PBUs held prior to the Change of Control and must include conditions that provide for vesting and payout if there is an involuntary employment action that occurs within 24 months following the Change of Control. In the event of a Change of Control and an involuntary employment action that occurs within 24 months following a Change of Control, the payout percentage for the Replacement Awards should be calculated as the greater of (i) target level performance and (ii) the actual performance level achieved had the Payment Criteria Period ended on the involuntary employment action date. In the event of a Change of Control and the PBUs are settled and not substituted with Replacement Awards, the payout percentage for outstanding PBUs is the product of (i) the higher of (A) 100% of the target number of PBUs in the award or (B) the actual payout percentage based on the Committee’s assessment of performance of the payment criteria from the beginning of the Payment Criteria Period for the award through the date of the Change of Control, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in the Payment Criteria Period for the award through the date on which the Change of Control occurred and the denominator of which is the total number of days in the payment criteria period for the award.
Grantees are entitled to receive additional PBUs equal to the “dividend equivalent” when a cash dividend is paid on common shares of Fortis stock (each a “Common Share”). Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of PBUs in the grantee’s account on the date that the dividends are paid, including PBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid, converted to U.S. dollars based on the Applicable Exchange Rate. All “dividend equivalent” PBUs shall have a PBU Vesting Date which is the same as the PBU Vesting Date for the PBUs in respect of which such additional PBUs are credited.
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on January 1, 2023 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest on January 1, 2026 (the “SBU Vesting Date”). However, if the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and, in each case, the grantee has been employed with the Company for 15 years or more, the grantee will receive, the number of SBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the SBU Vesting Date, with, in the case of the grantee’s death or disability, the SBUs being settled upon the date of the grantee’s termination of employment and, in the case of the grantee’s Retirement, the SBUs being settled on the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and, in each case, the grantee has been employed with the Company for less than 15 years, the grantee will receive a prorated number of SBUs to reflect the actual period between the SBU Grant Date and the date of the grantee’s death, disability or Retirement, with, in the case of the grantee’s death or disability, the SBUs being settled upon the date of the grantee’s termination of employment and, in the case of the grantee’s Retirement, the SBUs being settled on the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to involuntary termination without cause, the grantee will receive, following the SBU Vesting Date, a prorated number of SBUs reflecting the actual period between the SBU Grant Date and the grantee’s termination date, and grantee is not entitled “dividend equivalents” earned on the SBU shares following the grantee’s termination date. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability, Retirement or involuntary termination without cause, the grantee will forfeit the award.
“Retirement” is defined in the same manner as defined in the description of the PBU Agreement disclosed above.
Upon a “Change of Control,” as defined in the Fortis Inc. 2020 Restricted Share Unit Plan, the Fortis Human Resources Committee may provide for appropriate settlements of the outstanding SBUs or for the continuing entity or successor to assume the outstanding SBUs by providing Replacement Awards that are substantially equivalent to the terms of the SBUs held prior to the Change in Control, on the effective date of the consummation of the event resulting in the Change of Control. The Replacement Awards must be substantially equivalent to the value and terms of the SBUs held prior to the Change of Control and must include conditions that provide for vesting and payout if there is an involuntary employment action that occurs within 24 months following the Change of Control. In the event of a Change of Control and an involuntary employment action that occurs within 24 months following a Change of Control, the Replacement Awards should payout no later than 10 business days following the involuntary employment action date. In the event of a Change of Control and the

SBUs are settled and not substituted with Replacement Awards, the SBU shares become vested and payout on the date of the Change of Control based on the market price as of the date immediately prior to the Change of Control.
Grantees are entitled to receive additional SBUs equal to the “dividend equivalent” when a cash dividend is paid on common shares of Fortis stock (each a “Common Share”). Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of unvested SBUs in the grantee’s account on the date that the dividends are paid, including SBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid, converted to U.S. dollars based on the Applicable Exchange Rate. All “dividend equivalent” SBUs shall have a SBU Vesting Date which is the same as the SBU Vesting Date for the SBUs in respect of which such additional SBUs are credited.
The SBU Agreement provides that the grantee may elect to have their SBU awards vest as common shares of Fortis Inc. stock or cash payment. If the grantee does not satisfy their share holding requirement stated in the Stock Ownership Policy, 50% of the SBU awards must settle in common shares of Fortis Inc. stock.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2023 held by the NEOs. For presentation purposes, fractional units have been rounded to the nearest whole unit.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)		(c)	(d)		(e)
Linda H. Apsey	19,130	(2)	$786,811	—		$—
	56,246	(3)	2,313,407	—		—
	16,182	(4)	665,559	64,725	(5)	2,662,126
	19,372	(6)	796,752	79,423	(7)	3,266,659

Gretchen L. Holloway	6,559	(2)	269,781	—		—
	19,286	(3)	793,246	—		—
	5,526	(4)	227,290	22,104	(5)	909,142
	6,550	(6)	269,382	26,854	(7)	1,104,499

Brian Slocum	1,879	(2)	77,277	—		—
	5,525	(3)	227,233	—		—
	4,190	(4)	172,353	16,761	(5)	689,397
	5,135	(6)	211,192	21,053	(7)	865,919

Christine Mason Soneral	6,370	(2)	261,983	—		—
	18,728	(3)	770,298	—		—
	5,366	(4)	220,719	21,464	(5)	882,808
	6,298	(6)	259,033	25,822	(7)	1,062,055

Krista Tanner	5,654	(2)	232,561	—		—
	16,625	(3)	683,804	—		—
	4,857	(4)	199,768	19,426	(5)	799,003
	5,867	(6)	241,310	24,055	(7)	989,383
____________________________
(1)Value was determined by multiplying the number of units that have not vested by the closing price of Fortis common stock on the NYSE as of December 29, 2023 ($41.13).
(2)These unvested SBUs were granted in 2021 and generally vest on January 1, 2024. These SBU numbers include the original SBU grant plus dividend equivalent units earned.

(3)These unvested PBUs were granted in 2021 and earned with respect to the applicable performance measures during the three-year performance period started January 1, 2021 and ended December 31, 2023. These PBU numbers include the original grant plus dividend equivalent units earned. Such PBUs vested on January 1, 2024, and the Committee certified the achievement of 147% of the applicable performance goals on January 29, 2024.
(4)These unvested SBUs were granted in 2022 and generally vest on January 1, 2025. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(5)These unvested PBUs were granted in 2022 and generally vest on January 1, 2025. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
(6)These unvested SBUs were granted in 2023 and generally vest on January 1, 2026. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(7)These unvested PBUs were granted in 2023 and generally vest on January 1, 2026. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
The PBU grants made to NEOs were made pursuant to the Executive Omnibus Plan and the SBU grants made to NEOs were made pursuant to the Fortis Inc. 2020 Restricted Share Unit Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.
Stock Vested
The following table provides information with respect to SBUs and PBUs held by the NEOs that vested during 2023:

Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value of Shares or Units of Stock Realized on Vesting ($) (1)
(a)	(b)		(c)
Linda H. Apsey	18,281	(2)	$769,125
	60,691	(3)	2,553,394

Gretchen L. Holloway	6,238	(2)	262,463
	20,711	(3)	871,361

Brian Slocum	1,787	(2)	75,185
	5,933	(3)	249,629

Christine Mason Soneral	6,177	(2)	259,890
	20,507	(3)	862,780

Krista Tanner	5,325	(2)	224,064
	17,679	(3)	743,816
____________________________
(1)Value is based on the 5-day volume weighted average price of common stock on the Toronto Stock Exchange on the vesting date, converted from Canadian Dollars to US Dollars using the “Applicable Exchange Rate” defined in the Executive Omnibus Plan and Fortis Inc. 2020 Restricted Share Unit Plan, which is $42.0714.
(2)Amounts reported reflect the vesting of SBUs granted January 1, 2020 and associated dividend equivalent units.
(3)Amounts reported reflect the vesting of PBUs granted January 1, 2020 and associated dividend equivalent units. The award contains performance conditions established by the Committee. The performance period ended on December 31, 2022. The Committee certified the achievement of 166% of the applicable performance goals on January 30, 2023.
Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	29.59	$522,651	N/A
	ESRP Shift	N/A	38,557	N/A
	Total Qualified Plan		561,208	N/A
	ESRP	20.83	2,674,170	N/A

Gretchen L. Holloway	Cash Balance Component	19.95	354,994	N/A
	Total Qualified Plan		354,994	N/A
	ESRP	8.91	649,816	N/A

Brian Slocum	Cash Balance Component	20.56	355,575	N/A
	Total Qualified Plan		355,575	N/A
	ESRP	12.91	533,707	N/A

Christine Mason Soneral	Cash Balance Component	16.29	359,012	N/A
	Total Qualified Plan		359,012	N/A
	ESRP	16.28	1,035,803	N/A

Krista Tanner	Cash Balance Component	9.14	186,476	N/A
	Total Qualified Plan		186,476	N/A
	ESRP	9.14	495,277	N/A
____________________________
(1)    Credited service is estimated as of December 31, 2023 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.
For Ms. Apsey, the credited service for the cash balance component of the Qualified Plan, includes service with DTE Energy. The Company began operations on February 28, 2003, following its acquisition of ITCTransmission from DTE Energy. As of that date, the benefits from DTE Energy’s qualified plan that had accrued, as well as the associated assets from DTE Energy’s pension trust, were transferred to the Qualified Plan. Therefore, even though DTE Energy service is included in determining the benefits under the cash balance component of the Qualified Plan, the benefits associated with this additional service do not represent a benefit augmentation, but rather a transfer of benefit liability and associated assets from DTE Energy’s qualified plan to the Qualified Plan. With respect to the ESRP, credited service includes Company service only for the period during which the NEO was an ESRP participant.
(2)    The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2023 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2023. The rate at which future expected benefit payments were discounted in calculating present values was 5.24%, the same rate used for fiscal year-end 2023 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 4.47% for 2024 and 4.50% thereafter.

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
The following describes the cash balance component of the Qualified Plan and the ESRP, and pension benefits provided to the NEOs under those plans.
Cash Balance Qualified Plan
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
Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum participate in the Cash Balance Qualified Plan. The benefits are stated as a notional account value.
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the compensation limit of the Qualified Plan ($330,000 in 2023). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2023 is approximately $538,000, Ms. Holloway’s is approximately $378,000, Mr. Slocum’s is approximately $383,000, Ms. Mason Soneral’s is approximately $377,000, Ms. Tanner’s is approximately $198,000.
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

Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2023, although previous shifts have continued to earn interest credits. As of year-end 2023, her ESRP shift balance was approximately $40,000.
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
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2023, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$2,751,725
Ms. Holloway	691,924
Mr. Slocum	574,354
Ms. Mason Soneral	1,088,708
Ms. Tanner	525,199
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.
Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 75% of their salary and 100% of their bonus, and deferral elections may change annually. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs (which selections NEOs may change at any time). Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Slocum elected to participate in 2022 and his deferral was withheld in 2023. Mr. Slocum elected to defer 40% of his bonus and his deferral was made in 2023 due to his 2022 bonus payment occurring in 2023. The following table reports amounts contributed in 2023, together with aggregate earnings on contributions and withdrawals or distributions on contributions in

2023, under the plan. For the year ended December 31, 2023, the investment options available under the plan generated annual returns ranging from 4.22% to 46.02%.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (2)
Brian Slocum	$170,792	$—	$95,741	$—	$703,057
____________________________
(1)The amounts reported in this column for each NEO are reflected as compensation to such NEO in the Summary Compensation Table.
(2)Includes the total market value of deferred compensation program balance at December 31, 2023.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into an employment agreement with Ms. Apsey in December 2012 which superseded the employment agreement then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. In February 2019, we entered into an employment agreement with Ms. Tanner which superseded her employment agreement then in effect. In February 2022, we entered into an employment agreement with Mr. Slocum which superseded his employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2023.
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
If a NEO’s employment is terminated by the Company without cause or by the NEO for good reason, the NEO will receive the following, subject to the NEO’s execution of a release agreement and commencing generally on the earliest date that is permitted under Section 409A of the Internal Revenue Code:
•any accrued but unpaid compensation and benefits including:
◦Ms. Apsey: cash balance and ESRP shift under the Qualified Plan and vested portion of ESRP balance; and
◦Ms. Holloway, Mr. Slocum, Ms. Mason Soneral and Ms. Tanner: cash balance under the Qualified Plan and vested portion of ESRP balance
•continued payment of the NEO’s then-current base salary for two years;
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
•outplacement services for up to two years; and
•for Ms. Apsey, deemed satisfaction of the eligibility requirements of our Postretirement Welfare Plan for purposes of participation therein. In addition, if we terminate our Postretirement Welfare Plan and, by application of the provisions described in the prior sentence, any of these NEOs would otherwise be entitled to retiree welfare benefits, we will establish other coverage for the NEO or the NEO will receive a cash payment equal to our cost of providing such benefits, in order to assist the NEO in obtaining other retiree welfare benefits.
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

Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2023.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,800,000	$4,404,747	$—	$—
Target Short-term Bonus	—	—	—	—	900,000	900,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	999,000	999,000	—	—
Service-Based Unit Awards (5)	—	—	264,985	2,250,274	2,250,274	2,250,274
Performance-Based Unit Awards (6)	—	—	529,966	3,731,089	5,240,509	5,240,509
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	16,276
ESRP	—	—	—	—	—	77,555
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	93,503	93,503	—	—
Postretirement Welfare Plan (7)	—	—	524,171	524,171	—	—
Total Payout:	$—	$—	$4,236,625	$12,027,784	$8,390,783	$8,484,614

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$869,400	$2,141,674	$—	$—
Target Short-term Bonus	—	—	—	—	434,700	434,700
Pro Rata Short-term (Annual) Incentive Comp	—	—	482,517	482,517	—	—
Service-Based Unit Awards (5)	—	—	89,591	766,846	766,846	766,846
Performance-Based Unit Awards (6)	—	—	179,188	1,275,599	1,787,466	1,787,466
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	23,004
ESRP	—	—	—	—	—	42,108
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	61,287	61,287	—	—
Total Payout:	$—	$—	$1,706,983	$4,752,923	$2,989,012	$3,054,124

Brian Slocum - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$852,000	$1,361,765	$—	$—
Target Short-term Bonus	—	—	—	—	255,600	255,600
Pro Rata Short-term (Annual) Incentive Comp	—	—	283,716	283,716	—	—
Service-Based Unit Awards (5)	—	—	70,239	461,052	461,052	461,052
Performance-Based Unit Awards (6)	—	—	140,482	597,422	994,814	994,814
280G Cutback	—	—	—	(82,080)	—	—
Benefits and Outplacement
Retirement Plan	—	—
ESRP	—	—	—	—	—	27,081
Outplacement	—	—	—	—	—	40,647
Health & Welfare Benefits	—	—	25,000	25,000	—	—
Postretirement Welfare Plan (7)	—	—	62,335	62,335	—	—
Total Payout:	$—	$—	$1,433,772	$2,709,210	$1,711,466	$1,779,194

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$836,000	$2,078,645	$—	$—
Target Short-term Bonus	—	—	—	—	418,000	418,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	463,980	463,980	—	—
Service-Based Unit Awards (5)	—	—	86,150	742,116	742,116	742,116
Performance-Based Unit Awards (6)	—	—	172,302	1,236,985	1,730,619	1,730,619
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	18,337
ESRP	—	—	—	—	—	52,905
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	93,503	93,503	—	—
Total Payout:	$—	$—	$1,676,935	$4,640,229	$2,890,735	$2,961,977

Krista Tanner - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$778,800	$1,880,030	$—	$—
Target Short-term Bonus	—	—	—	—	389,400	389,400
Pro Rata Short-term (Annual) Incentive Comp	—	—	432,234	432,234	—	—
Service-Based Unit Awards (5)	—	—	80,255	673,983	221,749	221,749
Performance-Based Unit Awards (6)	—	—	160,512	1,110,748	589,323	589,323
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	11,266
ESRP	—	—	—	—	—	29,922
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	95,201	95,201	—	—
Total Payout:	$—	$—	$1,572,002	$4,217,196	$1,200,472	$1,241,660
____________________________
(1)All scenarios include the value of severance. For Ms. Apsey, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits have not been included in these termination scenarios but can be found in the “Pension Benefits Table.” The Nonqualified Deferred Compensation has also not been included in these termination scenarios but can be found in the “Nonqualified Deferred Compensation” section.
(2)Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.
(3)Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Mr. Slocum would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, cutbacks in the amount of $82,080 (Mr. Slocum) have been reflected.
(4)In the event of termination for death (pre-retirement), the Qualified Plan benefits of Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum are payable immediately to the surviving spouse or designated beneficiary if not married and ESRP benefits are payable to a designated beneficiary.
(5)Under the Fortis Inc. 2020 Restricted Share Unit Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date that is immediately prior to the effective date of the consummation of the transaction resulting from the Change of Control if the holder is not granted a Replacement Award. In the case of Death, Disability or, for SBUs granted prior to 2023, Retirement termination and, in each case, 15 years or more of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed vested and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. In the case of Death, Disability or, for SBUs granted prior to 2023, Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. For the 2023 SBUs, in the case of Retirement termination, outstanding and unvested SBU awards and respective dividend equivalents will remain outstanding and shall vest on the SBU Vesting Date, with the number of SBUs that vest on the SBU Vesting Date pro-rated to reflect the period of service from grant date to termination if the NEO has less than 15 years of service with the Company or its Affiliates. For the 2023 SBU awards, in the case of Involuntary Without Cause termination, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the SBU Vesting Date. In the case of Cause, Voluntary Termination and, for SBU awards granted prior to 2023, Involuntary Termination Without Cause, outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to be forfeited.
(6)Under the Executive Omnibus Plan, outstanding and unvested PBU awards and respective dividend equivalents shall become redeemable on the Change of Control Redemption Date under a Change in Control (as defined in the Executive Omnibus Plan) if the holder is not granted a Replacement Award. In the case of Death, Disability or Retirement termination and, in each case, 15 years or more of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. In the case of Death, Disability or Retirement termination and, in each case, less than 15 years of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on (a) for PBU awards granted prior to 2023, the anniversary date of the grant, and the grantee will receive, (i) one-third of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the one-year anniversary of the PBU Grant Date and before the two-year anniversary of the PBU Grant Date, and (ii) two-thirds of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the two-year anniversary of the PBU Grant Date but before the PBU Vesting Date and (b) for PBU awards granted in 2023 the period served from grant date to termination and redeemable on the PBU Vesting Date. For the 2023 PBU awards, in the case of Involuntary Without Cause termination, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the PBU Vesting Date. Values shown in the tables above are based on target performance for the 2022 and 2023 awards as an estimate of potential payments and actual performance of 147% for the 2021 awards. In the case of Cause, Voluntary Termination and, for PBU awards granted prior to 2023, Involuntary Termination Without Cause outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited.
(7)The value of the Postretirement Welfare Plan benefit is included in involuntary termination not for cause and change in control scenarios for Ms. Apsey since her employment agreement includes a provision for deemed satisfaction of the eligibility requirements when terminated under these scenarios. Postretirement Welfare Benefits is assumed to commence at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 5.30%, the same rate used for fiscal year-end 2023 accounting disclosure of the Postretirement Welfare Plan.
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
For 2023, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $180,806; and
the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $4,756,904.

Based on this information, Ms. Apsey’s 2023 annual total compensation was estimated to be 26 times the median annual total compensation for all employees, other than Ms. Apsey.
We determined that, as of December 31, 2023, our employee population consisted of 747 individuals with all of those individuals located in the United States. To identify the “median employee” from our employee population, excluding Ms. Apsey, we utilized a consistently applied compensation measure that included the sum of each employee’s 2023 annualized base salary as of December 31, 2023 as reflected in our payroll records, and target 2023 awards made under our ACPB plan, 2017 Omnibus Plan, Executive Omnibus Plan and Fortis Inc. 2020 Restricted Share Unit Plan that were not paid in 2023. We arrayed these values to select our “median employee.”
Under Item 402(u), a company is permitted to identify its “median employee” once every three years if there has been no significant change to its employee population or employee compensation arrangements that would result in a significant change to its pay ratio disclosure. We updated our “median employee” for 2023 as it had been three years since we had last identified the “median employee” for this analysis.
Using our “median employee” and Ms. Apsey, we calculated the applicable Summary Compensation Table values for each according to applicable SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2023.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Leanne M. Bell	$145,000	$145,000
Robert A. Elliott	165,000	165,000
Debora Frodl	145,000	145,000
Ronnie Hawkins, Jr.	145,000	145,000
David G. Hutchens	145,000	145,000
James P. Laurito	145,000	145,000
Jocelyn H. Perry	145,000	145,000
Sandra E. Pierce	200,000	200,000
Kevin L. Prust	145,000	145,000
A. Douglas Rothwell	165,000	165,000
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
We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. None of the directors participated in this plan in 2023.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2024, except as otherwise indicated, by:
•each of our current directors;
•each of the persons named in the “Summary Compensation Table” under Item 11; and
•all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2024 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)	Percent of Class (%)
Linda H. Apsey	—	—	53,889	*
Gretchen L. Holloway	—	—	8,900	*
Brian Slocum	—	—	3,701	*
Christine Mason Soneral	—	—	—	—
Krista Tanner	—	—	3,524	*
Leanne M. Bell	—	—	—	—
Robert A. Elliott	—	—	—	—
Debora Frodl	—	—	—	—
Ronnie Hawkins	—	—	—	—
David G. Hutchens	—	—	102,943	*
James P. Laurito	—	—	42,313	*
Jocelyn H. Perry	—	—	257,800	*
Sandra E. Pierce	—	—	—	—
Kevin L. Prust	—	—	500	*
A. Douglas Rothwell	—	—	—	—
All current directors and executive officers as a group (15 persons)	—	—%	473,570	*
* Less than one percent
ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2023, there were no securities authorized for issuance under any compensation plans of ITC Holdings.
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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2023 and 2022:

	2023	2022
Audit fees (1)	$2,377,000	$2,222,000
Audit-related fees (2)	113,000	176,000
Tax fees (3)	7,000	23,000
All other fees (4)	14,000	13,000
Total fees	$2,511,000	$2,434,000
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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2023 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2023 and 2022
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on August 3, 2021)

4.56
Ninth Supplemental Indenture, dated as of November 5, 2021, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 2.93% First Mortgage Bonds, Series I, due 2052 and Form of 2.93% First Mortgage Bonds, Series J, due 2052) (filed with Registrant’s Form 8-K on January 14, 2022)

4.57
Twelfth Supplemental Indenture, dated as of August 2, 2022, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (including Form of 3.87% First Mortgage Bonds, Series K due 2027 and Form of 4.53% First Mortgage Bonds, Series L due 2052) (filed with Registrant’s Form 8-K on October 12, 2022)

4.58
Sixth Supplemental Indenture, dated as of September 22, 2022, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 4.950% Notes due 2027) (filed with the Registrant’s Form 8-K on September 22, 2022)

4.59
Seventh Supplemental Indenture, dated as of June 1, 2023, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 5.400% Notes due 2033) (filed with the Registrant’s Form 8-K on June 1, 2023)

4.60
Twelfth Supplemental Indenture, dated as of October 9, 2023, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on November 1, 2023)

4.61
Tenth Supplemental Indenture, dated as of December 13, 2023, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 5.11% First Mortgage Bonds, Series K, due 2029 and Form of 5.38% First Mortgage Bonds, Series L, due 2034) (filed with the Registrant’s Form 8-K on January 23, 2024)

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

*10.212	Executive Omnibus Plan, as amended November 11, 2021 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

*10.213	Fortis Inc. 2020 Restricted Share Unit Plan, as amended January 1, 2022 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

*10.214	Employment Agreement between ITC Holdings Corp. and Brian Slocum, effective as of February 14, 2022 (filed with Registrant’s Form 10-K for the year ended December 31, 2021)

*10.215	Executive Omnibus Plan, as amended January 31, 2023 (effective as of January 1, 2023) (filed with Registrant's Form 10-K for the year ended December 31, 2022)

10.216
Revolving Credit Agreement, dated as of April 14, 2023, among ITC Holdings Corp., ITC Midwest LLC, ITC Great Plains, LLC, Michigan Electric Transmission Company, LLC and International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, Wells Fargo Bank, National Association, in its capacity as administrative agent, Wells Fargo Securities, LLC, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as co-syndication agents (filed with Registrant’s Form 8-K on April 14, 2023)

***10.217	2024 Omnibus Plan, effective January 1, 2024

**21	List of Subsidiaries

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	Inline XBRL Taxonomy Extension Definition Database

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

**104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (formatted in Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Management contract or compensatory plan or arrangement filed herewith

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions of USD, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$325	$2
Accounts receivable from subsidiaries	21	18
Intercompany tax receivable from subsidiaries	19	26
Prepaid and other current assets	1	1
Total current assets	366	47
Other assets
Investment in subsidiaries	6,431	6,124
Deferred income taxes	66	90
Advances to subsidiaries	—	4
Other assets	125	113
Total other assets	6,622	6,331
TOTAL ASSETS	$6,988	$6,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$59	$59
Accrued interest	38	30
Debt maturing within one year	400	384
Other current liabilities	14	12
Total current liabilities	511	485
Accrued pension and postretirement liabilities	42	41
Long-term debt (net of deferred financing fees and discount of $22 and $19, respectively)	3,478	3,091
Other liabilities	95	89
TOTAL LIABILITIES	4,126	3,706
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2023 and 2022	892	892
Retained earnings	1,941	1,753
Accumulated other comprehensive income	29	27
Total stockholder’s equity	2,862	2,672
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,988	$6,378
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Other (expenses) income, net	$13	$(5)	$3
General and administrative expense	(10)	(8)	(30)
Taxes other than income taxes	—	—	(2)
Interest expense, net	(161)	(135)	(129)
LOSS BEFORE INCOME TAXES	(158)	(148)	(158)
INCOME TAX BENEFIT	(29)	(35)	(46)
LOSS AFTER TAXES	(129)	(113)	(112)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	592	555	518
NET INCOME	463	442	406
OTHER COMPREHENSIVE INCOME
Derivative instruments (net of tax of $1, $12 and $2 for the years ended December 31, 2023, 2022 and 2021, respectively)	2	29	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2	29	6
TOTAL COMPREHENSIVE INCOME	$465	$471	$412
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$463	$442	$406
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(592)	(555)	(518)
Dividends from subsidiaries	128	88	10
Deferred and other income taxes	(90)	(41)	(41)
Net intercompany tax payments from subsidiaries	113	82	56
Share-based compensation	6	3	25
Other	4	50	4
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(2)	2	(2)
Intercompany tax receivable from subsidiaries	7	(10)	(9)
Accrued compensation	(4)	(13)	4
Other current and non-current assets and liabilities, net	6	2	(2)
Net cash provided by (used in) operating activities	39	50	(67)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(58)	(58)	(51)
Return of capital from subsidiaries	223	185	259
Proceeds from repayment of advances to subsidiaries	4	50	—
Other	—	2	1
Net cash provided by investing activities	169	179	209
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	799	600	—
Borrowings under revolving credit agreements	16	89	93
Net (repayment) issuance of commercial paper	(134)	(21)	88
Repayment of long-term debt	(250)	(500)	—
Repayments of revolving credit agreements	(26)	(118)	(91)
Dividends to ITC Investment Holdings	(283)	(273)	(232)
Other	(7)	(6)	1
Net cash provided by (used in) financing activities	115	(229)	(141)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	323	—	1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3	3	2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$326	$3	$3
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our Revolving Credit Agreement. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2023 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “Investments in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2023, the maturities of our debt outstanding were as follows:

(In millions of USD)
2024	$400
2025	—
2026	400
2027	1,400
2028	—
2029 and thereafter	1,700
Total	$3,900
Refer to Note 9 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Revolving Credit Agreement, the ITC Holdings commercial paper program and the ITC Holdings derivative instruments and hedging activities.
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings Senior Notes was $3,792 million and $3,132 million at December 31, 2023 and 2022, respectively. The total book value of the ITC Holdings Senior Notes, net of discount and deferred financing fees, was $3,878 million and $3,331 million at December 31, 2023 and 2022, respectively. The fair values of the ITC Holdings Senior Notes represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
Revolving Credit Agreements
At December 31, 2023, we did not have a balance outstanding under our Revolving Credit Agreement. As of December 31, 2022 we had $10 million outstanding under our revolving credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The fair values of the revolving credit agreements represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
Other Financial Instruments
The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents, special deposits and commercial paper, approximates their fair value due to the short-term nature of these instruments.
3.     RELATED PARTY TRANSACTIONS
Related Party Receivables and Payables
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
Equity Transactions

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Equity contributions to subsidiaries	$(58)	$(58)	$(51)
Dividends from subsidiaries	128	88	10
Return of capital from subsidiaries	223	185	259
Intercompany Tax Sharing Arrangement
We file consolidated income tax returns that include our affiliates, which are taxed as a corporation for federal and Michigan income tax purposes. We operate under an intercompany tax sharing arrangement with our subsidiaries and as a result may receive or pay federal and state income tax based on their stand-alone company tax positions.

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Net income tax payments from: (a)
ITCTransmission	$32	$25	$24
METC	27	19	15
ITC Midwest	50	33	10
ITC Great Plains	4	5	6
Other	—	—	1
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

Intercompany Loan Agreement
On September 21, 2020, we advanced an intercompany loan to ITCTransmission totaling $50 million, due September 21, 2022. On January 14, 2022, ITCTransmission repaid the intercompany loan in full with proceeds from the issuance of First Mortgage Bonds on January 14, 2022. We received interest payments of less than $1 million and $1 million during the years ended December 31, 2022 and 2021, respectively, from ITCTransmission associated with this intercompany loan.
Additionally, at December 31, 2022 we had a $4 million intercompany loan with a subsidiary, due June 1, 2046. On June 1, 2023, the subsidiary repaid the intercompany loan in full. We received principal and interest payments of $4 million, less than $1 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively, from the subsidiary associated with this intercompany loan.
4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions of USD)	2023	2022	2021
Cash and cash equivalents	$325	$2	$3
Restricted cash included in other non-current assets	1	1	—
Total cash, cash equivalents and restricted cash	$326	$3	$3
The increase in cash and cash equivalents as of December 31, 2023 was primarily a result of the June 1, 2023 issuance of $800 million of Senior Notes at ITC Holdings. See Note 9 to the consolidated financial statements for additional information on the June 1, 2023 debt issuance at ITC Holdings.
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2023	2022	2021
Supplementary cash flows information:
Interest paid	$150	$121	$119
Income taxes paid	49	11	—
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2024.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA H. APSEY	President and Chief Executive	February 8, 2024
Linda H. Apsey	Officer (principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 8, 2024
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ SANDRA E. PIERCE	Director and Chairman	February 8, 2024
Sandra E. Pierce

/s/ ROBERT A. ELLIOTT	Director	February 8, 2024
Robert A. Elliott

/s/ LEANNE M. BELL	Director	February 8, 2024
Leanne M. Bell

/s/ DEBORA FRODL	Director	February 8, 2024
Debora Frodl

/s/ RONNIE D. HAWKINS, JR	Director	February 8, 2024
Ronnie D. Hawkins, Jr

/s/ DAVID G. HUTCHENS	Director	February 8, 2024
David G. Hutchens

/s/ JAMES P. LAURITO	Director	February 8, 2024
James P. Laurito

/s/ JOCELYN H. PERRY	Director	February 8, 2024
Jocelyn H. Perry

/s/ KEVIN L. PRUST	Director	February 8, 2024
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 8, 2024
A. Douglas Rothwell