Form 10-Q
period 2024-03-31
ITC Holdings Corp.
filed 2024-05-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of April 30, 2024.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2024

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
•“METC” are references to Michigan Electric Transmission Company, LLC, a wholly-owned subsidiary of Michigan Transco Holdings, LLC, the sole member of METC and a wholly-owned subsidiary of ITC Holdings;
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
•“AOCI” are references to accumulated other comprehensive income or loss;
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

•“LRTP” are references to long-range transmission plan, an initiative to build transmission projects across the MISO region;
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
•“Revolving Credit Agreement” are references to the unsecured, unguaranteed revolving credit agreement entered into by ITC Holdings, ITCTransmission, METC, ITC Midwest and ITC Great Plains dated as of April 14, 2023, which replaced and refinanced in full the previous revolving credit agreements of these companies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(In millions of USD, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$220	$328
Accounts receivable	136	137
Inventory	66	63
Regulatory assets	28	30
Prepaid and other current assets	21	21
Total current assets	471	579
Property, plant and equipment (net of accumulated depreciation and amortization of $2,631 and $2,579, respectively)	11,447	11,274
Other assets
Goodwill	950	950
Regulatory assets	218	175
Other assets	138	146
Total other assets	1,306	1,271
TOTAL ASSETS	$13,224	$13,124
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$104	$117
Accrued compensation	33	59
Accrued interest	97	81
Accrued taxes	57	75
Regulatory liabilities	40	41
Refundable deposits and advances for construction	50	31
Debt maturing within one year	475	475
Other current liabilities	11	18
Total current liabilities	867	897
Accrued pension and postretirement liabilities	40	42
Deferred income taxes	1,438	1,411
Regulatory liabilities	717	721
Refundable deposits	12	33
Long-term debt	7,224	7,123
Other liabilities	36	43
Commitments and contingent liabilities (Notes 5 and 12)
TOTAL LIABILITIES	10,334	10,270
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at March 31, 2024 and December 31, 2023	892	892
Retained earnings	1,970	1,933
Accumulated other comprehensive income	28	29
Total stockholder’s equity	2,890	2,854
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$13,224	$13,124
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
OPERATING REVENUES
Transmission and other services	$366	$346
Formula Rate true-up	42	37
Total operating revenues	408	383
OPERATING EXPENSES
Operation and maintenance	27	27
General and administrative	33	34
Depreciation and amortization	81	75
Taxes other than income taxes	41	38
Total operating expenses	182	174
OPERATING INCOME	226	209
OTHER EXPENSES (INCOME)
Interest expense, net	83	74
Allowance for equity funds used during construction	(11)	(11)
Other expenses (income), net	(6)	(2)
Total other expenses (income)	66	61
INCOME BEFORE INCOME TAXES	160	148
INCOME TAX PROVISION	37	36
NET INCOME	123	112
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax	(1)	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1)	—
TOTAL COMPREHENSIVE INCOME	$122	$112
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	112	—	112
Dividends to ITC Investment Holdings	—	(70)	—	(70)
BALANCE, MARCH 31, 2023	$892	$1,795	$27	$2,714

BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	123	—	123
Dividends to ITC Investment Holdings	—	(86)	—	(86)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, MARCH 31, 2024	$892	$1,970	$28	$2,890
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81	75
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(44)	(39)
Deferred income tax expense	22	24
Allowance for equity funds used during construction	(11)	(11)
Share-based compensation	2	6
Other	(3)	2
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(2)	7
Accounts payable	1	2
Accrued compensation	(16)	(14)
Accrued interest	17	—
Accrued taxes	(18)	(17)
Other current and non-current assets and liabilities, net	(10)	(20)
Net cash provided by operating activities	142	127
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(264)	(249)
Other	1	(5)
Net cash used in investing activities	(263)	(254)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	235	—
Borrowings under revolving credit agreements	158	301
Net issuance of commercial paper	—	118
Repayments of revolving credit agreements	(290)	(230)
Dividends to ITC Investment Holdings	(86)	(70)
Other	(4)	6
Net cash provided by financing activities	13	125
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(108)	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	333	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$225	$4
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
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2023 included in ITC Holdings’ annual report on Form 10-K for such period.
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
3.    REVENUE
Our total revenues are comprised of revenues which arise from three classifications including transmission services, Formula Rate true-up and other services.

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
Formula Rate True-Up
The true-up mechanism under our Formula Rates is considered an alternative revenue program of a rate-regulated utility given it permits our Regulated Operating Subsidiaries to adjust future rates in response to past activities or completed events in order to collect our actual revenue requirements under our Formula Rates. In accordance with our accounting policy, only the current year origination of the true-up is reported as a Formula Rate true-up. See Note 5 for more information on our Formula Rates.
Other Services
Other services revenue primarily consists of rental revenues and other transmission ownership and operating agreements. The majority of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for each of the three months ended March 31, 2024 and 2023 was $1 million.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(In millions of USD)	2024	2023
Trade accounts receivable	$2	$2
Unbilled accounts receivable	123	122
Other	11	13
Total accounts receivable	$136	$137
5.    REGULATORY MATTERS
Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries recover expenses and earn an authorized return on and recover investments in property, plant and equipment using cost-based Formula Rates. Each of our Regulated Operating Subsidiaries separately calculates a transmission revenue requirement under their cost-based formula based on financial information specific to each company. The calculation of projected revenue requirement for a future period, generally a calendar year, is used to establish the transmission rate used for billing purposes. The transmission revenue requirements at our Regulated Operating Subsidiaries are set annually and remain in effect for a one-year period. By updating the inputs to the formula and resulting rates on an annual basis, the revenues at our Regulated Operating Subsidiaries reflect changing operational data and financial performance, including the amount of network load on their transmission systems (for our MISO Regulated Operating Subsidiaries), operating expenses and additions to property, plant and equipment when placed in service, among other items.
The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See Note 12 for detail on the MISO ROE Complaints.
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The amount of accrued or deferred revenues is reflected in future revenue requirements and thus flows through to customer bills within two years under the provisions of our Formula Rates. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their authorized returns while also ensuring that our customers pay the actual revenue requirement.
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2024:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2023	$(28)
Net refund of 2022 revenue deferrals and accruals, including accrued interest	3
Net revenue accrual, including accrued interest	42
Net accrued interest payable	(1)
Net regulatory assets as of March 31, 2024	$16
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(In millions of USD)	2024	2023
Current regulatory assets	$28	$30
Non-current regulatory assets	60	20
Current regulatory liabilities	(40)	(41)
Non-current regulatory liabilities	(32)	(37)
Net regulatory assets (liabilities)	$16	$(28)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of March 31, 2024, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.

MISO Regulated Operating Subsidiaries
For the three months ended March 31, 2024 and 2023, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 12 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three months ended March 31, 2024 and 2023, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
6.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. At March 31, 2024 and December 31, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
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
METC
Senior Secured Notes
On November 1, 2023, METC completed a private offering of Senior Secured Notes totaling an aggregate principal amount of $175 million. The offering consisted of an issuance of $90 million on November 1, 2023 of 5.65% Series A Senior Secured Notes due November 1, 2028 and an issuance of $85 million on January 16, 2024 of 5.98% Series B Senior Secured Notes due January 16, 2034. The proceeds from the Senior Secured Notes were used to repay borrowings under the Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.

Revolving Credit Agreement
At March 31, 2024, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD, except percentages)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	175	—	175	—%	0.100%
METC	175	—	175	—%	0.100%
ITC Midwest	225	164	61	6.37%	0.100%
ITC Great Plains	25	15	10	6.37%	0.100%
Total	$1,000	$179	$821
____________________________
(a)Represents the current borrowing sublimit. Individual sublimits may be adjusted, subject to certain maximum individual sublimits and the aggregate limit under the Revolving Credit Agreement.
(b)Included within long-term debt on the condensed consolidated statements of financial position.
(c)Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing.
(d)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
Derivative Instruments and Hedging Activities
In April 2024, ITC Holdings entered into 5-year U.S. Treasury rate lock contracts with notional amounts totaling $300 million and a weighted-average forward rate yield of 4.66%. The contracts manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings, the proceeds of which we expect will be partially used for the redemption of the ITC Holdings 3.65% Senior Notes, due June 15, 2024, and general corporate purposes. The treasury locks are expected to qualify for cash flow hedge accounting treatment.
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

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
Service cost	$2	$2
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net pension cost	$2	$2
The components of net pension cost, other than the service cost component, are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of unrecognized gain	(1)	(1)
Net postretirement cost	$—	$—
The components of net postretirement cost, other than the service cost component, are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3 million for each of the three months ended March 31, 2024 and 2023.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	13	—	—
Total	$56	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	14	—	—
Total	$58	$—	$—
As of March 31, 2024 and December 31, 2023, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 7 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2024 and 2023.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the Revolving Credit Agreement, was $6,780 million and $6,660 million at March 31, 2024 and December 31, 2023, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the Revolving Credit Agreement, was $7,520 million and $7,287 million at March 31, 2024 and December 31, 2023, respectively.
Revolving Credit Agreement
At March 31, 2024 and December 31, 2023, we had a consolidated total of $179 million and $311 million, respectively, outstanding under our Revolving Credit Agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. The fair value represents Level 2 under the three-tier hierarchy described above.

Other Financial Instruments
The carrying value of other financial instruments included in current assets, including cash and cash equivalents, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
Balance at the beginning of period	$29	$27
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of less than $1 for the three months ended March 31, 2024) (a)	(1)	—
Total other comprehensive (loss) income, net of tax	(1)	—
Balance at the end of period	$28	$27
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2025 is expected to be approximately $2 million (net of tax of $1 million).
10.    SHARE-BASED COMPENSATION
In the first quarter of 2024, 316,690 PBUs and 253,136 SBUs were granted pursuant to our long-term incentive plans. Beginning in 2024, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the New York Stock Exchange. All PBUs and SBUs are classified as liability awards and generally vest on the third January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will generally be settled during the same quarter. However, certain awards may vest over a shorter period or on the grant date if certain retirement eligibility criteria are met.
The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2024 was $34 million and $28 million, respectively. At March 31, 2024, the total unrecognized compensation cost related to the PBUs and SBUs was $19 million and $15 million, respectively.
11.    RELATED PARTY TRANSACTIONS
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

	March 31,	December 31,
(In millions of USD)	2024	2023
Corporate expenses
Receivables from Fortis and such subsidiaries	$2	$1
Income tax transactions
Net income tax receivable from ITC Investment Holdings (a)	1	—
Net income tax payable to ITC Investment Holdings (b)	—	6
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
Corporate expenses
Billed from Fortis and such subsidiaries (a)	$4	$4
Billed to Fortis and such subsidiaries (b)	2	—
Equity transactions
Dividends to ITC Investment Holdings (c)	86	70
Income tax transactions
Payments to ITC Investment Holdings	23	8
____________________________
(a)Recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income.
(b)Recorded as an offset to general and administrative expenses for ITC Holdings.
(c)In April 2024, we paid dividends of $76 million to ITC Investment Holdings.
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
Our assets and operations also involve the use of materials classified as hazardous, toxic or otherwise dangerous. Some of the properties that we own or operate have been used for many years and include older facilities and equipment that may be more likely than newer ones to contain or be made from such materials. Some of these properties include above ground or underground storage tanks and associated piping. Some of them also include large electrical equipment filled with mineral oil, which may contain or previously have contained polychlorinated biphenyls. Some of our facilities and electrical equipment may also contain asbestos containing materials. Our facilities and equipment are often situated close to or on property owned by others so that, if they are the source of contamination, the property of others may be affected. For example, above ground and underground transmission lines sometimes traverse properties that we do not own and transmission assets that we own or operate are sometimes commingled at our transmission stations with distribution assets owned or operated by our transmission customers.
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
FERC Orders
Since the filing of the Initial Complaint, the FERC issued three separate orders in these proceedings resulting in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and other various parties have challenged certain aspects of these orders through requests for rehearing. In the May 2020 Order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized in 2022.
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
See Note 5 for a summary of our authorized ROE, which is composed of our base ROE and incentive adders for transmission rates. As of March 31, 2024, our MISO Regulated Operating Subsidiaries had a total of approximately $6 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
(In millions of USD)	2024	2023	2023	2022
Cash and cash equivalents	$220	$2	$328	$4
Restricted cash included in other non-current assets	5	2	5	2
Total cash, cash equivalents and restricted cash	$225	$4	$333	$6
Supplementary Cash Flows Information

	Three Months Ended
	March 31,
(In millions of USD)	2024	2023
Supplementary cash flows information:
Interest paid (net of interest capitalized)	$65	$72
Income taxes paid	23	8
Supplementary non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (a)	97	88
Allowance for equity funds used during construction	11	11
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2024 or 2023, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.

14.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three Months Ended
OPERATING REVENUES:	March 31,
(In millions of USD)	2024	2023
Regulated Operating Subsidiaries	$418	$392
Intercompany eliminations	(10)	(9)
Total operating revenues	$408	$383

	Three Months Ended
INCOME (LOSS) BEFORE INCOME TAXES:	March 31,
(In millions of USD)	2024	2023
Regulated Operating Subsidiaries	$200	$190
ITC Holdings and other	(40)	(42)
Total income before income taxes	$160	$148

	Three Months Ended
NET INCOME:	March 31,
(In millions of USD)	2024	2023
Regulated Operating Subsidiaries	$152	$144
ITC Holdings and other	123	112
Intercompany eliminations	(152)	(144)
Total net income	$123	$112

TOTAL ASSETS:	March 31,	December 31,
(In millions of USD)	2024	2023
Regulated Operating Subsidiaries	$12,913	$12,664
ITC Holdings and other	6,980	6,988
Reconciliations / intercompany eliminations (a)	(6,669)	(6,528)
Total assets	$13,224	$13,124
____________________________
(a)Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification on our condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely,” “could,” “might,” “target,” “would,” and the negative of these terms, and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2023:
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

•The physical effects of climate change, including natural disasters, severe weather and other related phenomena, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Significant matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2024 or that may affect future results include:
•Our capital expenditures of $264 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2024, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt issuances, borrowings and repayments and derivatives as described in Note 6 to the condensed consolidated interim financial statements;
•Rulings from the Iowa Supreme Court and Iowa District Court for Polk County on ROFR proceedings, as described below under “ — Recent Developments;”
•The August 2022 D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPRs issued by the FERC proposing changes to transmission incentives policy (as described in Note 5 to the condensed consolidated interim financial statements) and regional transmission planning and cost allocation.
Recent Developments
Iowa Courts’ Rulings on Right of First Refusal
In 2020, the State of Iowa enacted a state law that granted incumbent Iowa electric transmission owners, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the Iowa Utilities Board and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.
Following appeal, on March 24, 2023, the Iowa Supreme Court issued an opinion that the plaintiffs have standing to challenge the ROFR provision, thereby vacating the decision of the court of appeals, reversing the district court’s judgment and remanding the case to the Iowa District Court for Polk County to determine the merits regarding the constitutionality of the ROFR statute. As part of this opinion, the Iowa Supreme Court also issued a temporary injunction staying the enforcement of the ROFR. However, ITC Midwest had already exercised its right to construct certain electric transmission projects approved and awarded by MISO, including projects approved by MISO in 2022 as part of the first tranche of LRTP projects.
On December 4, 2023, the Iowa District Court for Polk County issued a decision finding that the manner in which Iowa’s ROFR statute was passed is unconstitutional. The court did not make any determination on the merits of the ROFR itself. The district court issued a permanent injunction preventing ITC Midwest and others from taking further action to construct the first tranche of Iowa’s LRTP projects in reliance on the ROFR. However, the district court ordered that the injunction does not prohibit ITC Midwest from seeking approval from the Iowa Utilities Board to construct projects included in the first tranche of LRTP, so long as the approval is unrelated to a claim under the ROFR statute or the Iowa Administrative Code related to federally registered planning authority transmission projects. ITC Midwest filed for reconsideration of the district court’s decision with respect to the scope of the injunction. On March 19, 2024, the district court issued an order denying all motions for reconsideration of its decision. ITC Midwest appealed this order on April 17, 2024. On April 23, 2024, ITC Midwest filed a motion requesting that the Iowa Supreme Court stay the injunction issued by the district court while the district court’s orders are appealed. Until there is more certainty around the ultimate resolution of these matters, we cannot predict the impact to the timing of future capital expenditures of ITC Midwest related to the first tranche of Iowa LRTP projects. See below under “ — Capital Investment and Operating Results Trends” for additional information on impacts to our expected capital expenditures from MISO’s LRTP.
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO

Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. These revenue accruals and deferrals are recorded to the condensed consolidated statements of financial position within regulatory assets or regulatory liabilities, respectively. Refer to Note 5 to the condensed consolidated interim financial statements for additional information. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather, economic conditions and other significant factors, and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of weather, economic conditions and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. As of March 31, 2024, our Regulated Operating Subsidiaries had a total of approximately $6 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 5 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
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
In addition to future investments identified through our planning studies, MISO is working to identify capital investment needs through its LRTP initiative. The objective of this initiative is to ensure grid reliability while integrating the different operating characteristics of new generation resources and increase resiliency of the grid during severe weather events. MISO has identified a number of projects in the first tranche of this plan that will result in additional capital investments across MISO’s Midwest subregion through 2030, including investments within our MISO Regulated Operating Subsidiaries.
The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(In millions of USD)	March 31, 2024	2024 — 2028 (b)
Expenditures for property, plant and equipment (a)	$264	$5,530
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
(b)Includes approximately $1.2 billion of investments related to the first tranche of projects in MISO’s LRTP, of which approximately $900 million are related to projects located in Iowa. The decision for assignment of the LRTP projects was finalized on July 25, 2022. MISO is the only entity charged with determining what projects are to be competitively bid pursuant to its tariff. We believe it is unlikely that MISO will change this designation. Further, under the MISO tariff, approximately 70% of ITC Midwest’s first tranche of projects are upgrades to existing ITC Midwest facilities in Iowa along existing rights of way, which under MISO’s tariff grants ITC Midwest the option to construct the upgrades regardless of the outcome of the ROFR proceedings. For any portion of the first tranche of MISO’s LRTP projects in Iowa to be competitively bid, we believe it would require a federal decision that significantly departs from existing rules under the MISO tariff.
Results of Operations

	Three Months Ended			Percentage
	March 31,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$366	$346	$20	6%
Formula Rate true-up	42	37	5	14%
Total operating revenues	408	383	25	7%
OPERATING EXPENSES
Operation and maintenance	27	27	—	—%
General and administrative	33	34	(1)	(3)%
Depreciation and amortization	81	75	6	8%
Taxes other than income taxes	41	38	3	8%
Total operating expenses	182	174	8	5%
OPERATING INCOME	226	209	17	8%
OTHER EXPENSES (INCOME)
Interest expense, net	83	74	9	12%
Allowance for equity funds used during construction	(11)	(11)	—	—%
Other expenses (income), net	(6)	(2)	(4)	(200)%
Total other expenses (income)	66	61	5	8%
INCOME BEFORE INCOME TAXES	160	148	12	8%
INCOME TAX PROVISION	37	36	1	3%
NET INCOME	$123	$112	$11	10%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2024 and 2023, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2024		2023		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$292	72%	$271	71%	$21	8%
Regional cost sharing revenues (a)	100	25%	96	25%	4	4%
Point-to-point	6	1%	5	1%	1	20%
Scheduling, control and dispatch (a)	5	1%	5	1%	—	—%
Other	5	1%	6	2%	(1)	(17)%
Total	$408	100%	$383	100%	$25	7%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three months ended March 31, 2024 increased, compared to the same period in 2023, primarily due to higher rate base associated with higher balances of property, plant and equipment in service and resulting return. Other contributors included increased recoverable operating expenses.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to long-term debt issuances, partially offset by a reduction of commercial paper. See Note 6 to the condensed consolidated interim financial statements for additional information.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with our cash and cash equivalents, including cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program and amounts available under our Revolving Credit Agreement (the terms of which are described in Note 6 to the condensed consolidated interim financial statements). In addition, we may secure fixed debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments.
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the contingencies described in Note 12 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2023. There have been no material changes to that information since December 31, 2023, other than the items described in Note 6 to the condensed consolidated interim financial statements.
We believe that we have sufficient capital resources to meet our currently anticipated short-term (within twelve months) needs. However, we rely on both internal and external sources of liquidity to provide working capital and fund capital investments. An extended period of economic disruption could impact our ability to access the capital markets requiring us to seek alternative forms of financing which could negatively impact our liquidity and capital resources. Additionally, we will continue to monitor and assess interest rates and the lending environment to inform our funding strategy, including the utilization of various types of debt instruments.

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
To address our short-term (within twelve months) cash requirements, we expect to utilize our cash and cash equivalents, including cash provided by operations at our Regulatory Operating Subsidiaries, our Revolving Credit Agreement and long-term debt financing, as needed. In addition, ITC Holdings may use its commercial paper program to issue an aggregate amount not to exceed $400 million outstanding at any one time. As of March 31, 2024, we had consolidated indebtedness under our Revolving Credit Agreement of $179 million, with unused capacity under our Revolving Credit Agreement of $821 million. ITC Holdings did not have any commercial paper issued and outstanding as of March 31, 2024.
To address our future long-term capital requirements, we expect that we will need to obtain additional long-term debt financing. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing, as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing.
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2023.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2024, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.
Cash Flows

	Three Months Ended			Percentage
	March 31,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$142	$127	$15	12%
Investing activities	(263)	(254)	9	4%
Financing activities	13	125	(112)	(90)%
Net decrease in cash, cash equivalents and restricted cash	$(108)	$(2)
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $13 million, a decrease in interest paid of $7 million, an increase in interest earned on balances of cash and cash equivalents of $4 million and other working capital activity during the three months ended March 31, 2024 compared to the same period in 2023. This increase was partially offset by an increase in income taxes paid of $15 million during the three months ended March 31, 2024 compared to the same period in 2023.

Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the three months ended March 31, 2024 compared to the same period in 2023.
Cash Flows From Financing Activities
Net cash provided by financing activities decreased primarily due to an increase in net repayments under our revolving credit agreements of $203 million, a decrease in net issuances of commercial paper of $118 million and an increase in dividend payments of $16 million during the three months ended March 31, 2024 compared to the same period in 2023. This decrease was partially offset by an increase in issuances of long-term debt of $235 million during the three months ended March 31, 2024 compared to the same period in 2023.
Critical Accounting Estimates
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2023 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2024.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated interim financial statements for information related to recently issued FASB guidance.
SEC Rules on Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures. The final rules require disclosure of the following information in the footnotes to the financial statements, subject to certain materiality thresholds:
•Financial statement effects of severe weather events and other natural conditions;
•Impacts to estimates and assumptions used to produce financial statements associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans; and
•Financial statement effects related to carbon offsets or renewable energy credits/certificates used as part of plans to achieve climate-related goals.
In addition, registrants will be required to disclose outside of the financial statements information about: the material impact of climate-related risks on its strategy, business model and outlook; risk management processes for, and governance and oversight activities of those risks; and material climate-related targets or goals. Information related to material greenhouse gas emissions will be required for certain registrants, but will not be required for us based on our current filer status.
The final rules include a phased-in compliance period for all registrants, with the compliance date dependent on the registrant’s filer status and the content of the disclosure. Based on our current filer status, we will be required to comply with the final rules beginning with our annual report for the fiscal year beginning January 1, 2027. We are assessing the new climate-related disclosure rules, awaiting decisions on their legal status and determining an implementation plan to comply with the disclosure requirements in accordance with the prescribed timeline.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2023, we are subject to: (1) interest rate risk on our fixed rate debt, Revolving Credit Agreement, commercial paper program and derivative instruments and hedging activities; (2) commodity price risk from market price fluctuations; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the three months ended March 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 12 to the condensed consolidated interim financial statements for a description of certain pending legal proceedings, which description is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors set forth therein.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 30, 2024

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)