Form 10-Q
period 2024-06-30
ITC Holdings Corp.
filed 2024-07-31
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 30, 2024.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2024

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;
•“ITC Holdings” are references to ITC Holdings Corp., a wholly-owned subsidiary of ITC Investment Holdings, and not any of ITC Holdings’ subsidiaries;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(In millions of USD, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$147	$328
Accounts receivable	199	137
Inventory	75	63
Regulatory assets	26	30
Prepaid and other current assets	23	21
Total current assets	470	579
Property, plant and equipment (net of accumulated depreciation and amortization of $2,639 and $2,579, respectively)	11,635	11,274
Other assets
Goodwill	950	950
Regulatory assets	202	175
Other assets	142	146
Total other assets	1,294	1,271
TOTAL ASSETS	$13,399	$13,124
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$118	$117
Accrued compensation	41	59
Accrued interest	88	81
Accrued taxes	83	75
Regulatory liabilities	40	41
Refundable deposits and advances for construction	44	31
Debt maturing within one year	75	475
Other current liabilities	13	18
Total current liabilities	502	897
Accrued pension and postretirement liabilities	40	42
Deferred income taxes	1,467	1,411
Regulatory liabilities	719	721
Refundable deposits	12	33
Long-term debt	7,683	7,123
Other liabilities	38	43
Commitments and contingent liabilities (Notes 5 and 12)
TOTAL LIABILITIES	10,461	10,270
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at June 30, 2024 and December 31, 2023	892	892
Retained earnings	2,020	1,933
Accumulated other comprehensive income	26	29
Total stockholder’s equity	2,938	2,854
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$13,399	$13,124
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
OPERATING REVENUES
Transmission and other services	$424	$393	$790	$739
Formula Rate true-up	(19)	(6)	23	31
Total operating revenues	405	387	813	770
OPERATING EXPENSES
Operation and maintenance	27	30	54	57
General and administrative	26	26	59	60
Depreciation and amortization	81	76	162	151
Taxes other than income taxes	40	37	81	75
Other operating expenses (income), net	(1)	(1)	(1)	(1)
Total operating expenses	173	168	355	342
OPERATING INCOME	232	219	458	428
OTHER EXPENSES (INCOME)
Interest expense, net	86	78	169	152
Allowance for equity funds used during construction	(11)	(11)	(22)	(22)
Other expenses (income), net	(7)	(3)	(13)	(5)
Total other expenses (income)	68	64	134	125
INCOME BEFORE INCOME TAXES	164	155	324	303
INCOME TAX PROVISION	38	37	75	73
NET INCOME	126	118	249	230
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax	(2)	2	(3)	2
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(2)	2	(3)	2
TOTAL COMPREHENSIVE INCOME	$124	$120	$246	$232
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	112	—	112
Dividends to ITC Investment Holdings	—	(70)	—	(70)
BALANCE, MARCH 31, 2023	892	1,795	27	2,714
Net income	—	118	—	118
Dividends to ITC Investment Holdings	—	(70)	—	(70)
Other comprehensive income, net of tax	—	—	2	2
BALANCE, JUNE 30, 2023	$892	$1,843	$29	$2,764

BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	123	—	123
Dividends to ITC Investment Holdings	—	(86)	—	(86)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, MARCH 31, 2024	892	1,970	28	2,890
Net income	—	126	—	126
Dividends to ITC Investment Holdings	—	(76)	—	(76)
Other comprehensive loss, net of tax	—	—	(2)	(2)
BALANCE, JUNE 30, 2024	$892	$2,020	$26	$2,938
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions of USD)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	162	151
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(27)	(35)
Deferred income tax expense	45	47
Allowance for equity funds used during construction	(22)	(22)
Share-based compensation	5	9
Other	(11)	9
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(58)	(31)
Accounts payable	5	2
Accrued compensation	(12)	(10)
Accrued interest	8	—
Accrued taxes	8	7
Other current and non-current assets and liabilities, net	(16)	(24)
Net cash provided by operating activities	336	333
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(491)	(445)
Other	(6)	(10)
Net cash used in investing activities	(497)	(455)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	634	799
Borrowings under revolving credit agreements	455	570
Net repayment of commercial paper	—	(134)
Repayment of long-term debt	(450)	(250)
Repayments of revolving credit agreements	(477)	(440)
Dividends to ITC Investment Holdings	(162)	(140)
Refundable deposits from generators for transmission network upgrades	1	34
Repayment of refundable deposits from generators for transmission network upgrades	(15)	(15)
Other	(4)	(9)
Net cash (used in) provided by financing activities	(18)	415
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(179)	293
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	333	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$154	$299
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued authoritative guidance to improve reportable segment disclosure requirements, thereby enabling investors to better understand an entity’s performance and assess potential future cash flows. The new guidance requires that public entities disclose, on an annual and interim basis, additional information related to significant segment expenses regularly provided to the chief operating decision maker and other segment items. The guidance also contains several other provisions, notably requiring disclosure in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 of the FASB’s Accounting Standards Codification. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of the new guidance on our disclosures.
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
Other Services
Other services revenue primarily consists of ancillary services relating to customer-owned plant and rental revenues. The majority of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for each of the three months ended June 30, 2024 and 2023 was $1 million. Total other services revenue for the six months ended June 30, 2024 and 2023 was $2 million and $3 million, respectively.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	June 30,	December 31,
(In millions of USD)	2024	2023
Trade accounts receivable	$2	$2
Unbilled accounts receivable	178	122
Other	19	13
Total accounts receivable	$199	$137
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2024:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2023	$(28)
Net refund of 2022 revenue deferrals and accruals, including accrued interest	5
Net revenue accrual, including accrued interest	23
Net accrued interest payable	(1)
Net regulatory liabilities as of June 30, 2024	$(1)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	June 30,	December 31,
(In millions of USD)	2024	2023
Current regulatory assets	$26	$30
Non-current regulatory assets	43	20
Current regulatory liabilities	(40)	(41)
Non-current regulatory liabilities	(30)	(37)
Net regulatory liabilities	$(1)	$(28)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of June 30, 2024, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.

MISO Regulated Operating Subsidiaries
For the three and six months ended June 30, 2024 and 2023, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 12 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three and six months ended June 30, 2024 and 2023, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
6.    DEBT
ITC Holdings
Senior Unsecured Notes
On May 9, 2024, ITC Holdings completed a debt issuance of $400 million aggregate principal amount of unsecured 5.65% Senior Notes, due May 9, 2034. The 5.65% Senior Notes are redeemable prior to February 9, 2034, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. The net proceeds from this offering, after discount and costs related to the issuance, were used to partially fund the repayment of the $400 million aggregate principal amount of ITC Holdings 3.65% Senior Notes due June 15, 2024 and for general corporate purposes. The Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013, between ITC Holdings and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, as supplemented from time to time, including by the Eighth Supplemental Indenture, dated as of May 9, 2024.
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. At June 30, 2024 and December 31, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
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
METC
Senior Secured Notes
On November 1, 2023, METC completed a private offering of Senior Secured Notes totaling an aggregate principal amount of $175 million. The offering consisted of an issuance of $90 million on November 1, 2023 of 5.65% Series A Senior Secured Notes due November 1, 2028 and an issuance of $85 million on January 16, 2024 of 5.98% Series B Senior Secured Notes due January 16, 2034. The proceeds from the Senior Secured Notes were used to repay indebtedness under the Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes. All of METC’s Senior Secured Notes are issued under its first mortgage indenture and secured by a first mortgage lien on substantially all of its real property and tangible personal property.

ITC Great Plains
First Mortgage Bonds
On June 24, 2024, ITC Great Plains completed a partial redemption of $50 million of the $150 million aggregate principal amount of 4.16% First Mortgage Bonds, Series A, due November 26, 2044. There was no make-whole premium payment associated with the redemption.
Revolving Credit Agreement
At June 30, 2024, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD, except percentages)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$—	$350	—%	0.175%
ITCTransmission	175	14	161	6.38%	0.100%
METC	175	19	156	6.38%	0.100%
ITC Midwest	225	190	35	6.38%	0.100%
ITC Great Plains	75	66	9	6.38%	0.100%
Total	$1,000	$289	$711
____________________________
(a)Represents the current borrowing sublimit. Individual sublimits may be adjusted, subject to certain maximum individual sublimits and the aggregate limit under the Revolving Credit Agreement. In June 2024, we adjusted our current borrowing sublimits, which resulted in an increase to ITC Great Plains of $50 million and a decrease to ITC Holdings of $50 million.
(b)Included within long-term debt on the condensed consolidated statements of financial position.
(c)Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing.
(d)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
Derivative Instruments and Hedging Activities
We use derivative financial instruments to manage our exposure to fluctuations in interest rates. During the second quarter of 2024, ITC Holdings entered into the following treasury locks that qualified for cash flow hedge accounting treatment. The contracts were used to manage interest rate risk associated with the $400 million issuance of unsecured 5.65% Senior Notes at ITC Holdings on May 9, 2024.

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Loss on Derivatives (a)(b)	Term
U.S. Treasury rate lock contracts	$300	4.66%	$3	5 years
____________________________
(a)This amount was recorded net of tax in AOCI and is being amortized as a component of interest expense over the term of the derivative instrument. See Note 9 for additional information.
(b)The settlement payment was recognized within cash flows from operating activities in the condensed consolidated statements of cash flows.
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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Service cost	$2	$2	$4	$4
Interest cost	2	1	4	3
Expected return on plan assets	(2)	(1)	(4)	(3)
Net pension cost	$2	$2	$4	$4
The components of net pension cost, other than the service cost component, are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Service cost	$2	$2	$4	$4
Interest cost	2	1	3	2
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of unrecognized gain	(2)	(1)	(3)	(2)
Net postretirement cost	$—	$1	$—	$1
The components of net postretirement cost, other than the service cost component, are included in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $4 million for the six months ended June 30, 2024 and 2023, respectively.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at June 30, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and Cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	14	—	—
Total	$57	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	14	—	—
Total	$58	$—	$—
As of June 30, 2024 and December 31, 2023, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 7 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other (income) expenses, net in the condensed consolidated statements of comprehensive income.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and six months ended June 30, 2024 and 2023.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the Revolving Credit Agreement, was $6,710 million and $6,660 million at June 30, 2024 and December 31, 2023, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the Revolving Credit Agreement, was $7,469 million and $7,287 million at June 30, 2024 and December 31, 2023, respectively.
Revolving Credit Agreement
At June 30, 2024 and December 31, 2023, we had a consolidated total of $289 million and $311 million, respectively, outstanding under our Revolving Credit Agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. The fair value represents Level 2 under the three-tier hierarchy described above.

Other Financial Instruments
The carrying value of other financial instruments included in current assets, including cash and cash equivalents, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Balance at the beginning of period	$28	$27	$29	$27
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $—, $—, $—, $—, respectively)	—	(1)	(1)	(1)
(Loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $(1), $1, $(1), $1, respectively)	(2)	3	(2)	3
Total other comprehensive (loss) income, net of tax	(2)	2	(3)	2
Balance at the end of period	$26	$29	$26	$29
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2025 is expected to be approximately $2 million (net of tax of $1 million).
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
The aggregate fair value of all outstanding PBUs and SBUs as of June 30, 2024 was $31 million and $28 million, respectively. At June 30, 2024, the unrecognized compensation cost related to the PBUs and SBUs was $13 million for each award type.
11.    RELATED PARTY TRANSACTIONS
ITC Holdings may incur charges from Fortis and other affiliates of Fortis that are not subsidiaries of ITC Holdings (“Fortis and Fortis affiliates”) for general corporate expenses incurred. In addition, ITC Holdings may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary.
Periodically, we pay dividends to ITC Investment Holdings as shown in the condensed consolidated statements of cash flows. In July 2024, we paid dividends of $87 million.
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. See Note 13 for information on income tax payments made to ITC Investment Holdings.

	June 30,	December 31,
(In millions of USD)	2024	2023
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$—	$1
Net income tax receivable from ITC Investment Holdings (a)	4	—
Net income tax payable to ITC Investment Holdings (b)	—	6
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Comprehensive income statements activity:
Billed from Fortis and Fortis affiliates (a)	$4	$3	$8	$7
Billed to Fortis and Fortis affiliates (b)	1	1	3	2
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
Litigation
We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These may include proceedings such as contract disputes, eminent domain and vegetation management activities, regulatory matters and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss.
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
See Note 5 for a summary of our authorized ROE, which is composed of our base ROE and incentive adders for transmission rates. As of June 30, 2024, our MISO Regulated Operating Subsidiaries had a total of approximately $6 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of financial position that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,		December 31,
(In millions of USD)	2024	2023	2023	2022
Cash and cash equivalents	$147	$296	$328	$4
Restricted cash included in other non-current assets	7	3	5	2
Total cash, cash equivalents and restricted cash	$154	$299	$333	$6
Supplementary Cash Flows Information

	Six Months Ended
	June 30,
(In millions of USD)	2024	2023
Interest paid (net of interest capitalized)	$159	$149
Income taxes paid (a)	40	25
Non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	115	90
Allowance for equity funds used during construction	22	22
Other	—	1
____________________________
(a)Includes amounts paid to ITC Investment Holdings under a tax sharing agreement. Payments made directly to certain state jurisdictions were not significant.
(b)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2024 or 2023, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
14.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three Months Ended		Six Months Ended
OPERATING REVENUES:	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Regulated Operating Subsidiaries	$415	$396	$833	$788
Intercompany eliminations	(10)	(9)	(20)	(18)
Total operating revenues	$405	$387	$813	$770

	Three Months Ended		Six Months Ended
INCOME (LOSS) BEFORE INCOME TAXES:	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Regulated Operating Subsidiaries	$206	$194	$406	$384
ITC Holdings and other	(42)	(39)	(82)	(81)
Total income before income taxes	$164	$155	$324	$303

	Three Months Ended		Six Months Ended
NET INCOME:	June 30,		June 30,
(In millions of USD)	2024	2023	2024	2023
Regulated Operating Subsidiaries	$156	$146	$308	$290
ITC Holdings and other	126	118	249	230
Intercompany eliminations	(156)	(146)	(308)	(290)
Total net income	$126	$118	$249	$230

TOTAL ASSETS:	June 30,	December 31,
(In millions of USD)	2024	2023
Regulated Operating Subsidiaries	$13,122	$12,664
ITC Holdings and other	7,033	6,988
Reconciliations / intercompany eliminations (a)	(6,756)	(6,528)
Total assets	$13,399	$13,124
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

Significant matters that influenced our financial condition, results of operations and cash flows for the six months ended June 30, 2024 or that may affect future results include:
•Our capital expenditures of $491 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2024, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 6 to the condensed consolidated interim financial statements;
•Rulings from the Iowa Supreme Court and Iowa District Court for Polk County on ROFR proceedings, as described below under “ — Recent Developments;”
•The August 2022 D.C. Circuit Court decision related to the MISO ROE Complaints, as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPR issued by the FERC proposing changes to transmission incentives policy, as described in Note 5 to the condensed consolidated interim financial statements.
Recent Developments
FERC Order No. 1920
On May 13, 2024, the FERC issued a final rule (“Order 1920”) to reform electric transmission planning and cost allocation requirements for transmission providers and introduce federally mandated planning rules for all regions (including MISO and SPP) to undertake long-term regional transmission planning efforts on a regular basis. The final rule specifies various requirements for the long-term planning process, including the consideration of a broad set of benefits for new projects identified through the process and the filing of one or more cost allocation methodologies for facilities identified through long-term regional transmission planning. In addition, the final rule addresses a number of other aspects of the electric transmission planning process, which include:
•Reinstating a ROFR at the federal level for in-kind replacement of existing transmission facilities to increase their transfer capability, known as “right-sizing”;
•Mandating the consideration of advanced technologies for long-term regional transmission planning;
•Reforming transmission planning at the local level, including enhancing stakeholder engagement and participation;
•Requiring RTOs to address certain needs related to generator interconnections in their planning and cost allocation processes; and
•Enhancing interregional transmission coordination procedures among transmission providers in neighboring regions.
Order 1920 will become effective August 12, 2024. We are still assessing the impact of the rule to our operations. A number of rehearing requests have been filed by various parties, including us, requesting the FERC revise or clarify various aspects of the rule. Our request for rehearing is narrowly focused on certain aspects of the rule’s requirement that transmission providers reevaluate under certain circumstances the benefits of transmission facilities selected through long-term regional transmission planning. We will continue to monitor developments related to these challenges while we implement processes to address new requirements under the final rule.
Iowa Right of First Refusal and First Tranche of MISO’s LRTP
In 2020, the State of Iowa enacted a state law that granted incumbent Iowa electric transmission owners, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the Iowa Utilities Commission (formerly known as the Iowa Utilities Board) and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.

Following appeal, on March 24, 2023, the Iowa Supreme Court issued an opinion that the plaintiffs have standing to challenge the ROFR provision, thereby vacating the decision of the court of appeals, reversing the district court’s judgment and remanding the case to the Iowa District Court for Polk County to determine the merits regarding the constitutionality of the ROFR statute. As part of this opinion, the Iowa Supreme Court also issued a temporary injunction staying the enforcement of the ROFR. However, ITC Midwest had already exercised its right to construct certain electric transmission projects approved and awarded by MISO, as the decision for assignment of the first tranche of LRTP projects in Iowa was finalized by MISO on July 25, 2022. MISO is the only entity charged with determining what projects are to be competitively bid pursuant to its tariff.
On December 4, 2023, the Iowa District Court for Polk County issued a decision finding that the manner in which Iowa’s ROFR statute was passed is unconstitutional. The court did not make any determination on the merits of the ROFR itself. The district court issued a permanent injunction preventing ITC Midwest and others from taking further action to construct the first tranche of Iowa’s LRTP projects in reliance on the ROFR. However, the district court ordered that the injunction does not prohibit ITC Midwest from seeking approval from the Iowa Utilities Commission to construct projects included in the first tranche of LRTP, so long as the approval is unrelated to a claim under the ROFR statute. ITC Midwest filed for reconsideration of the district court’s decision with respect to the scope of the injunction. On March 19, 2024, the district court issued an order denying all motions for reconsideration of its decision. ITC Midwest appealed this order on April 17, 2024. On May 28, 2024, MISO confirmed commencement of a variance analysis process, as provided for under MISO’s tariff, for the portion of the first tranche of MISO’s LRTP projects in Iowa. We believe the variance analysis process should reaffirm the initial award of the projects.
On July 5, 2024, the Iowa Supreme Court granted a motion filed by ITC Midwest requesting a stay of the injunction issued by the district court while the district court’s orders are appealed. With the stay of the injunction in place, ITC Midwest is now permitted to move forward to advance construction of all projects in Iowa originally awarded to ITC Midwest by MISO as part of the first tranche of LRTP. LS Power Midcontinent, LLC and Southwest Transmission, LLC have requested quorum review of the stay of the injunction. Until there is more certainty around the ultimate resolution of these matters, we cannot predict the impact to the timing of future capital expenditures of ITC Midwest related to the first tranche of Iowa LRTP projects. See below under “ — Capital Investment and Operating Results Trends” for additional information on impacts to our expected capital expenditures from MISO’s LRTP.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for incentive adders and base ROE. As of June 30, 2024, our Regulated Operating Subsidiaries had a total of approximately $6 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 5 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
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

The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(In millions of USD)	June 30, 2024	2024 — 2028 (b)
Expenditures for property, plant and equipment (a)	$491	$5,530
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
(b)Includes approximately $1.2 billion of investments related to the first tranche of projects in MISO’s LRTP, of which approximately $900 million are related to projects located in Iowa. Approximately 70% of ITC Midwest’s first tranche of projects are upgrades to existing ITC Midwest facilities in Iowa along existing rights of way, which under MISO’s tariff grants ITC Midwest the option to construct the upgrades regardless of the outcome of the ROFR proceedings. See above under “ — Recent Developments” for discussion of ROFR proceedings in Iowa and related impacts to the first tranche of MISO LRTP projects.
Results of Operations

	Three Months Ended			Percentage	Six Months Ended			Percentage
	June 30,		Increase	Increase	June 30,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$424	$393	$31	8%	$790	$739	$51	7%
Formula Rate true-up	(19)	(6)	(13)	(217)%	23	31	(8)	(26)%
Total operating revenues	405	387	18	5%	813	770	43	6%
OPERATING EXPENSES
Operation and maintenance	27	30	(3)	(10)%	54	57	(3)	(5)%
General and administrative	26	26	—	—%	59	60	(1)	(2)%
Depreciation and amortization	81	76	5	7%	162	151	11	7%
Taxes other than income taxes	40	37	3	8%	81	75	6	8%
Other operating expenses (income), net	(1)	(1)	—	—%	(1)	(1)	—	—%
Total operating expenses	173	168	5	3%	355	342	13	4%
OPERATING INCOME	232	219	13	6%	458	428	30	7%
OTHER EXPENSES (INCOME)
Interest expense, net	86	78	8	10%	169	152	17	11%
Allowance for equity funds used during construction	(11)	(11)	—	—%	(22)	(22)	—	—%
Other expenses (income), net	(7)	(3)	(4)	(133)%	(13)	(5)	(8)	(160)%
Total other expenses (income)	68	64	4	6%	134	125	9	7%
INCOME BEFORE INCOME TAXES	164	155	9	6%	324	303	21	7%
INCOME TAX PROVISION	38	37	1	3%	75	73	2	3%
NET INCOME	$126	$118	$8	7%	$249	$230	$19	8%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended June 30, 2024 and 2023, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2024		2023		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$284	70%	$268	69%	$16	6%
Regional cost sharing revenues (a)	97	24%	96	25%	1	1%
Point-to-point	5	1%	5	1%	—	—%
Scheduling, control and dispatch (a)	5	1%	5	1%	—	—%
Other	14	4%	13	4%	1	8%
Total	$405	100%	$387	100%	$18	5%
____________________________
(a)Includes a portion of Formula Rate true-up revenue.
The following table sets forth the components of and changes in operating revenues for the six months ended June 30, 2024 and 2023, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2024		2023		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$576	71%	$539	70%	$37	7%
Regional cost sharing revenues (a)	197	24%	192	25%	5	3%
Point-to-point	11	1%	10	1%	1	10%
Scheduling, control and dispatch (a)	10	1%	10	1%	—	—%
Other	19	3%	19	3%	—	—%
Total	$813	100%	$770	100%	$43	6%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three and six months ended June 30, 2024 increased compared to the same periods in 2023 primarily due to higher rate base associated with higher balances of property, plant and equipment in service and resulting return. Other contributors included increased recoverable operating expenses.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to long-term debt issuances, partially offset by a reduction of balances of commercial paper and revolving credit agreements. See Note 6 to the condensed consolidated interim financial statements for additional information.
Other expenses (income), net
Other expenses (income), net decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to an increase in interest income.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize our cash and cash equivalents, including cash provided by operations at our Regulatory Operating Subsidiaries, our Revolving Credit Agreement and long-term debt financing, as needed. In addition, ITC Holdings may use its commercial paper program to issue an aggregate amount not to exceed $400 million outstanding at any one time. As of June 30, 2024, we had consolidated indebtedness under our Revolving Credit Agreement of $289 million, with unused capacity under our Revolving Credit Agreement of $711 million. ITC Holdings did not have any commercial paper issued and outstanding as of June 30, 2024.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2024, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.
Cash Flows

	Six Months Ended			Percentage
	June 30,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$336	$333	$3	1%
Investing activities	(497)	(455)	42	9%
Financing activities	(18)	415	433	104%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(179)	$293
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $26 million and an increase in interest earned on balances of cash and cash equivalents of $6 million during the six months ended June 30, 2024 compared to the same period in 2023. This increase was partially offset by an increase in income taxes paid of $15 million, an increase in interest paid of $10 million and a net decrease of $7 million due to the settlement of interest rate swaps during the six months ended June 30, 2024 compared to the same period in 2023.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the six months ended June 30, 2024 compared to the same period in 2023.
Cash Flows From Financing Activities
Net cash used in financing activities increased primarily due to an increase in repayments of long-term debt of $200 million, a decrease in issuances of long-term debt of $165 million, an increase in net repayments under our revolving credit agreements of $152 million, a decrease in refundable deposits from generators for transmission network upgrades of $33 million and an increase in dividend payments of $22 million during the six months ended June 30, 2024 compared to the same period in 2023. This increase was partially offset by a decrease in net repayments of commercial paper of $134 million during the six months ended June 30, 2024 compared to the same period in 2023.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2023 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2024.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2023, we are subject to: (1) interest rate risk on our fixed rate debt, Revolving Credit Agreement, commercial paper program and derivative instruments and hedging activities; (2) commodity price risk from market price fluctuations; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the six months ended June 30, 2024.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.62
Eighth Supplemental Indenture, dated as of May 9, 2024, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on May 9, 2024)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 30, 2024

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)