Form 10-Q
period 2024-09-30
ITC Holdings Corp.
filed 2024-11-05
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of November 4, 2024.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(In millions of USD, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$130	$328
Accounts receivable	168	137
Inventory	73	63
Regulatory assets	23	30
Prepaid and other current assets	24	21
Total current assets	418	579
Property, plant and equipment (net of accumulated depreciation and amortization of $2,687 and $2,579, respectively)	11,862	11,274
Other assets
Goodwill	950	950
Regulatory assets	179	175
Other assets	140	146
Total other assets	1,269	1,271
TOTAL ASSETS	$13,549	$13,124
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$122	$117
Accrued compensation	47	59
Accrued interest	85	81
Accrued taxes	38	75
Regulatory liabilities	40	41
Refundable deposits and advances for construction	44	31
Debt maturing within one year	75	475
Other current liabilities	15	18
Total current liabilities	466	897
Accrued pension and postretirement liabilities	40	42
Deferred income taxes	1,503	1,411
Regulatory liabilities	771	721
Refundable deposits	15	33
Long-term debt	7,733	7,123
Other liabilities	47	43
Commitments and contingent liabilities (Notes 5 and 12)
TOTAL LIABILITIES	10,575	10,270
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at September 30, 2024 and December 31, 2023	892	892
Retained earnings	2,056	1,933
Accumulated other comprehensive income	26	29
Total stockholder’s equity	2,974	2,854
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$13,549	$13,124
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
OPERATING REVENUES
Transmission and other services	$488	$464	$1,278	$1,203
Formula Rate true-up	(80)	(76)	(57)	(45)
Total operating revenues	408	388	1,221	1,158
OPERATING EXPENSES
Operation and maintenance	30	30	84	87
General and administrative	30	26	89	86
Depreciation and amortization	80	77	242	228
Taxes other than income taxes	35	34	116	109
Other operating expenses (income), net	—	—	(1)	(1)
Total operating expenses	175	167	530	509
OPERATING INCOME	233	221	691	649
OTHER EXPENSES (INCOME)
Interest expense, net	88	82	257	234
Allowance for equity funds used during construction	(12)	(10)	(34)	(32)
Other expenses (income), net	(6)	(5)	(19)	(10)
Total other expenses (income)	70	67	204	192
INCOME BEFORE INCOME TAXES	163	154	487	457
INCOME TAX PROVISION	39	44	114	117
NET INCOME	124	110	373	340
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax	—	—	(3)	2
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	—	—	(3)	2
TOTAL COMPREHENSIVE INCOME	$124	$110	$370	$342
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	112	—	112
Dividends to ITC Investment Holdings	—	(70)	—	(70)
BALANCE, MARCH 31, 2023	892	1,795	27	2,714
Net income	—	118	—	118
Dividends to ITC Investment Holdings	—	(70)	—	(70)
Other comprehensive income, net of tax	—	—	2	2
BALANCE, JUNE 30, 2023	892	1,843	29	2,764
Net income	—	110	—	110
Dividends to ITC Investment Holdings	—	(71)	—	(71)
BALANCE, SEPTEMBER 30, 2023	$892	$1,882	$29	$2,803

BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	123	—	123
Dividends to ITC Investment Holdings	—	(86)	—	(86)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, MARCH 31, 2024	892	1,970	28	2,890
Net income	—	126	—	126
Dividends to ITC Investment Holdings	—	(76)	—	(76)
Other comprehensive loss, net of tax	—	—	(2)	(2)
BALANCE, JUNE 30, 2024	892	2,020	26	2,938
Net income	—	124	—	124
Dividends to ITC Investment Holdings	—	(88)	—	(88)
BALANCE, SEPTEMBER 30, 2024	$892	$2,056	$26	$2,974
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions of USD)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$373	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	242	228
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	51	39
Deferred income tax expense	72	84
Allowance for equity funds used during construction	(34)	(32)
Share-based compensation	12	11
Other	(14)	13
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(30)	(34)
Accounts payable	5	(2)
Accrued compensation	(13)	(10)
Accrued interest	4	25
Accrued taxes	(37)	(34)
Other current and non-current assets and liabilities, net	(14)	(33)
Net cash provided by operating activities	617	595
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(751)	(622)
Other	(9)	(13)
Net cash used in investing activities	(760)	(635)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	634	799
Borrowings under revolving credit agreements	841	894
Net repayment of commercial paper	—	(134)
Repayment of long-term debt	(450)	(250)
Repayments of revolving credit agreements	(814)	(745)
Dividends to ITC Investment Holdings	(250)	(211)
Refundable deposits from generators for transmission network upgrades	6	47
Repayment of refundable deposits from generators for transmission network upgrades	(17)	(21)
Other	(4)	(9)
Net cash (used in) provided by financing activities	(54)	370
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(197)	330
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	333	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$136	$336
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued authoritative guidance to improve reportable segment disclosure requirements, thereby enabling investors to better understand an entity’s performance and assess potential future cash flows. The new guidance requires that public entities disclose, on an annual and interim basis, additional information related to significant segment expenses regularly provided to the chief operating decision maker and other segment items. The guidance also contains several other provisions, notably requiring disclosure in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 of the FASB’s Accounting Standards Codification. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the new guidance, but do not anticipate significant changes to our disclosures.
Enhancements to Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance modifying the disclosure requirements for income tax. This update is intended to provide investors information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Notable changes in the new guidance include disaggregation of income tax information by jurisdiction and changes to the presentation of information for the reconciliation of effective tax rates. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the new guidance, but do not anticipate significant changes to our disclosures.

3.    REVENUE
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
Other Services
Other services revenue consists of ancillary services relating to customer-owned plant, easement and rental revenues. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for the three months ended September 30, 2024 and 2023 was $1 million and $2 million, respectively. Total other services revenue for the nine months ended September 30, 2024 and 2023 was $3 million and $5 million, respectively.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(In millions of USD)	2024	2023
Trade accounts receivable	$3	$2
Unbilled accounts receivable	150	122
Other	15	13
Total accounts receivable	$168	$137
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2024:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2023	$(28)
Net refund of 2022 revenue deferrals and accruals, including accrued interest	9
Net revenue deferral, including accrued interest	(57)
Net accrued interest payable	(3)
Net regulatory liabilities as of September 30, 2024	$(79)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(In millions of USD)	2024	2023
Current regulatory assets	$23	$30
Non-current regulatory assets	15	20
Current regulatory liabilities	(40)	(41)
Non-current regulatory liabilities	(77)	(37)
Net regulatory liabilities	$(79)	$(28)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of September 30, 2024, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.

MISO Regulated Operating Subsidiaries
For the three and nine months ended September 30, 2024 and 2023, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and is composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 12 for a discussion of the MISO ROE Complaints.
ITC Great Plains
For the three and nine months ended September 30, 2024 and 2023, the authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. At September 30, 2024 and December 31, 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
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
Revolving Credit Agreement
At September 30, 2024, ITC Holdings and certain of its Regulated Operating Subsidiaries had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$—	$350	—%	0.175%
ITCTransmission	175	43	132	5.89%	0.100%
METC	175	29	146	5.89%	0.100%
ITC Midwest	225	200	25	5.89%	0.100%
ITC Great Plains	75	66	9	5.89%	0.100%
Total	$1,000	$338	$662
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
Derivative Instruments and Hedging Activities
We use derivative financial instruments to manage our exposure to fluctuations in interest rates. ITC Holdings entered into the following derivative instruments that qualified for cash flow hedge accounting treatment. The contracts are used to manage interest rate risk associated with forecasted debt issuances at ITC Holdings.

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Loss on Derivatives (a)	Term (In years)	Effective Date
Outstanding derivative instruments
Interest rate swaps	$105	3.17%	$—	5	Q2 2026
Settled derivative instruments
U.S. Treasury rate lock contracts (b)	300	4.66%	3	5	Q2 2024
____________________________
(a)This amount, recorded net of tax in AOCI, is amortized as a component of interest expense over the term of the derivative instrument as the forecasted transactions affect earnings. See Note 9 for additional information.
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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Service cost	$2	$1	$6	$5
Interest cost	1	2	5	5
Expected return on plan assets	(2)	(2)	(6)	(5)
Net pension cost	$1	$1	$5	$5
The components of net pension cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan (credit) cost, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Service cost	$1	$1	$5	$5
Interest cost	1	2	4	4
Expected return on plan assets	(2)	(2)	(6)	(5)
Amortization of unrecognized gain	(1)	(1)	(4)	(3)
Net postretirement (credit) cost	$(1)	$—	$(1)	$1
The components of net postretirement (credit) cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $6 million for each of the nine months ended September 30, 2024 and 2023.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	43	—	—
Mutual funds — equity securities	15	—	—
Total	$59	$—	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	14	—	—
Total	$58	$—	$—
As of September 30, 2024 and December 31, 2023, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 7 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other expenses (income), net in the condensed consolidated statements of comprehensive income.
As of September 30, 2024, the fair value of both assets and liabilities related to the gains and losses on the interest rate swap derivatives, discussed in Note 6, were less than $1 million. The fair value of these derivatives is determined based on a discounted cash flow method using SOFR swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2024 and 2023.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the Revolving Credit Agreement, was $7,061 million and $6,660 million at September 30, 2024 and December 31, 2023, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the Revolving Credit Agreement, was $7,470 million and $7,287 million at September 30, 2024 and December 31, 2023, respectively.

Revolving Credit Agreement
At September 30, 2024 and December 31, 2023, we had a consolidated total of $338 million and $311 million, respectively, outstanding under our Revolving Credit Agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. The fair value represents Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets, including cash and cash equivalents, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Balance at the beginning of period	$26	$29	$29	$27
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $—, $—, $(1) and $—, respectively) (a)	—	—	(1)	(1)
(Loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $—, $—, $(1) and $1, respectively)	—	—	(2)	3
Total other comprehensive (loss) income, net of tax	—	—	(3)	2
Balance at the end of period	$26	$29	$26	$29
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2025 is expected to be approximately $3 million (net of tax of $1 million).
10.    SHARE-BASED COMPENSATION
In 2024, 316,690 PBUs and 267,700 SBUs were granted pursuant to our long-term incentive plans. Beginning in 2024, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the New York Stock Exchange. All PBUs and SBUs are classified as liability awards and generally vest on the third January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will generally be settled during the same quarter. However, certain awards may vest over a different period or on the grant date based on retirement eligibility criteria or other award terms.
The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2024 was $36 million and $33 million, respectively. At September 30, 2024, the unrecognized compensation cost related to the PBUs and SBUs was $12 million and $13 million, respectively.
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

Periodically, we pay dividends to ITC Investment Holdings as shown in the condensed consolidated statements of cash flows. In October 2024, we paid dividends of $93 million.
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. See Note 13 for information on income tax payments made to ITC Investment Holdings.

	September 30,	December 31,
(In millions of USD)	2024	2023
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$—	$1
Net income tax receivable from ITC Investment Holdings (a)	2	—
Net income tax payable to ITC Investment Holdings (b)	—	6
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Comprehensive income statements activity:
Billed from Fortis and Fortis affiliates (a)	$2	$2	$10	$9
Billed to Fortis and Fortis affiliates (b)	—	1	3	2
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
Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. The complaints were filed under Section 206 of the FPA requesting that the FERC find the MISO regional base ROE rate (the “base ROE”) for all MISO TOs, including our MISO Regulated Operating Subsidiaries, to no longer be just and reasonable.
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
On June 30, 2016, the presiding administrative law judge issued an initial decision that recommended a base ROE of 9.70% for the refund period from February 12, 2015 through May 11, 2016, with a maximum ROE of 10.68%, which also would be applicable going forward from the date of a final FERC order. The Second Complaint was dismissed as a result of an order issued by the FERC on November 21, 2019 and the dismissal of the complaint was reaffirmed in the May 2020 Order.
Previous FERC Orders
Since the filing of the Initial Complaint, the FERC issued three separate orders in these proceedings resulting in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and various other parties have challenged certain aspects of these orders through requests for rehearing. In the May 2020 Order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized in 2022.
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
October 2024 Order
On October 17, 2024, in response to the August 2022 D.C. Circuit Court decision, the FERC issued an order on the MISO ROE Complaints that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. We expect to record an aggregate refund liability of approximately $26 million, including interest, in the fourth quarter of 2024 in accordance with the refund provisions of the order.
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

	September 30,		December 31,
(In millions of USD)	2024	2023	2023	2022
Cash and cash equivalents	$130	$331	$328	$4
Restricted cash included in other non-current assets	6	5	5	2
Total cash, cash equivalents and restricted cash	$136	$336	$333	$6

Supplementary Cash Flows Information

	Nine Months Ended
	September 30,
(In millions of USD)	2024	2023
Interest paid (net of interest capitalized)	$247	$204
Income taxes paid (a)	50	43
Non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	128	94
Allowance for equity funds used during construction	34	32
Other	—	1
____________________________
(a)Includes amounts paid to ITC Investment Holdings under a tax sharing agreement. Payments made directly to certain state jurisdictions were $1 million and less than $1 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2024 or 2023, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
14.    SEGMENT INFORMATION
We identify reportable segments based on the criteria set forth by the FASB regarding disclosures about segments of an enterprise, including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Three Months Ended		Nine Months Ended
OPERATING REVENUES:	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Regulated Operating Subsidiaries	$416	$397	$1,249	$1,185
Intercompany eliminations	(8)	(9)	(28)	(27)
Total operating revenues	$408	$388	$1,221	$1,158

	Three Months Ended		Nine Months Ended
INCOME (LOSS) BEFORE INCOME TAXES:	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Regulated Operating Subsidiaries	$207	$194	$613	$578
ITC Holdings and other	(44)	(40)	(126)	(121)
Total income before income taxes	$163	$154	$487	$457

	Three Months Ended		Nine Months Ended
NET INCOME:	September 30,		September 30,
(In millions of USD)	2024	2023	2024	2023
Regulated Operating Subsidiaries	$157	$150	$465	$440
ITC Holdings and other	124	110	373	340
Intercompany eliminations	(157)	(150)	(465)	(440)
Total net income	$124	$110	$373	$340

TOTAL ASSETS:	September 30,	December 31,
(In millions of USD)	2024	2023
Regulated Operating Subsidiaries	$13,292	$12,664
ITC Holdings and other	7,087	6,988
Reconciliations / intercompany eliminations (a)	(6,830)	(6,528)
Total assets	$13,549	$13,124
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

Significant matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2024 or that may affect future results include:
•Our capital expenditures of $751 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2024, as described below under “ — Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 6 to the condensed consolidated interim financial statements;
•Rulings from the Iowa Supreme Court and Iowa District Court for Polk County on ROFR proceedings, as described below under “ — Recent Developments;”
•The August 2022 D.C. Circuit Court decision and the order issued by the FERC in October 2024 related to the MISO ROE Complaints, as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPR issued by the FERC proposing changes to transmission incentives policy, as described in Note 5 to the condensed consolidated interim financial statements.
Recent Developments
Rate of Return on Equity Complaints
In 2013 and 2015, complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE for MISO TOs. In response to these complaints, the FERC has issued multiple orders to address issues raised in the complaints and subsequent proceedings. See Note 12 to the condensed consolidated interim financial statements for a summary of the MISO ROE Complaints and related proceedings.
On October 17, 2024, in response to an August 2022 D.C. Circuit Court decision to remand the matter to the FERC for further proceedings, the FERC issued an order on the MISO ROE Complaints that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. We expect to record an aggregate refund liability of approximately $26 million, including interest, in the fourth quarter of 2024 in accordance with the refund provisions of the order.
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
Order 1920 became effective on August 12, 2024. We are still assessing the impact of the rule to our operations. A number of rehearing requests have been filed by various parties, including us, requesting the FERC to revise or clarify various aspects of the rule. Our request for rehearing is narrowly focused on certain aspects of the rule’s requirement that transmission providers reevaluate under certain circumstances the benefits of transmission facilities selected through long-term regional transmission planning. In addition to requests for rehearing, a number of parties have filed petitions for review with various circuit courts, which have been consolidated and assigned to the U.S. Court of Appeals for the Fourth Circuit. We will continue to monitor developments related to these challenges while implementing processes to address new requirements under the final rule.
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
On July 5, 2024, the Iowa Supreme Court granted a motion filed by ITC Midwest requesting a stay of the injunction issued by the district court while the district court’s orders are appealed. LS Power Midcontinent, LLC and Southwest Transmission, LLC requested quorum review of the stay of the injunction. On August 7, 2024, the Iowa Supreme Court vacated the stay and reinstated the injunction.
On May 28, 2024, MISO confirmed commencement of a variance analysis process on the grounds that there was an inability to construct a portion of the first tranche of MISO’s LRTP projects in Iowa due to the injunction imposed by the district court order. On August 29, 2024, MISO publicly posted the conclusion of the variance analysis whereby its Competitive Transmission Executive Committee, which maintains authority to oversee and implement variance analyses pursuant to the MISO tariff, reaffirmed MISO’s assignment of ownership and construction responsibility for the portion of the first tranche of MISO’s LRTP projects in Iowa to ITC Midwest and MidAmerican Energy Company. The total estimated capital investment in Iowa is approximately $900 million for the first tranche of MISO’s LRTP, including approximately $800 million in our plan for forecasted capital expenditures for the period from 2025 through 2029. Approximately 70% of ITC Midwest’s first tranche of MISO’s LRTP projects are upgrades to existing ITC Midwest facilities in Iowa along existing rights of way, which under MISO’s tariff grants ITC Midwest the option to construct the upgrades regardless of the outcome of the ROFR proceedings. While the results of MISO’s variance analysis process allow ITC Midwest to move forward with development of its portion of the first tranche of MISO’s LRTP projects in Iowa, uncertainty remains around the ultimate resolution of these matters. See below under “ — Capital Investment and Operating Results Trends” for additional information on impacts to our future estimated capital investments from MISO’s LRTP.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of September 30, 2024, our Regulated Operating Subsidiaries had a total of approximately $6 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 5 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that may impact future rates for incentive adders and base ROE.
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
In addition to future investments identified through our planning studies, MISO continues to identify capital investment needs through its LRTP initiative. The objective of this initiative is to ensure grid reliability while integrating the different operating characteristics of new generation resources and increase resiliency of the grid during severe weather events. The MISO LRTP will result in additional capital investments across MISO’s Midwest subregion, including investments for our MISO Regulated Operating Subsidiaries. In addition to projects that were previously identified by MISO in the first tranche of this plan, on September 24, 2024 MISO published a final portfolio of an additional tranche of 24 LRTP projects (“Tranche 2.1”) with estimated total associated transmission costs of approximately $22 billion. Tranche 2.1 requires MISO board approval, which is currently anticipated in December 2024. Based on the MISO portfolio of Tranche 2.1 projects, we expect at least $3 billion of additional capital investments for our MISO Regulated Operating Subsidiaries. At this time, these estimated future capital investments only include projects from the Tranche 2.1 portfolio that are located within our footprint in Michigan and Minnesota. We currently anticipate that the majority of these investments will occur beyond our plan for forecasted capital expenditures for the years 2025 through 2029.
The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(In millions of USD)	September 30, 2024	2025 — 2029
Expenditures for property, plant and equipment (a)	$751	$5,837
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.

Results of Operations

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	September 30,		Increase	Increase	September 30,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$488	$464	$24	5%	$1,278	$1,203	$75	6%
Formula Rate true-up	(80)	(76)	(4)	(5)%	(57)	(45)	(12)	(27)%
Total operating revenues	408	388	20	5%	1,221	1,158	63	5%
OPERATING EXPENSES
Operation and maintenance	30	30	—	—%	84	87	(3)	(3)%
General and administrative	30	26	4	15%	89	86	3	3%
Depreciation and amortization	80	77	3	4%	242	228	14	6%
Taxes other than income taxes	35	34	1	3%	116	109	7	6%
Other operating expenses (income), net	—	—	—	n/a	(1)	(1)	—	—%
Total operating expenses	175	167	8	5%	530	509	21	4%
OPERATING INCOME	233	221	12	5%	691	649	42	6%
OTHER EXPENSES (INCOME)
Interest expense, net	88	82	6	7%	257	234	23	10%
Allowance for equity funds used during construction	(12)	(10)	(2)	(20)%	(34)	(32)	(2)	(6)%
Other expenses (income), net	(6)	(5)	(1)	(20)%	(19)	(10)	(9)	(90)%
Total other expenses (income)	70	67	3	4%	204	192	12	6%
INCOME BEFORE INCOME TAXES	163	154	9	6%	487	457	30	7%
INCOME TAX PROVISION	39	44	(5)	(11)%	114	117	(3)	(3)%
NET INCOME	$124	$110	$14	13%	$373	$340	$33	10%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended September 30, 2024 and 2023, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2024		2023		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$295	72%	$276	71%	$19	7%
Regional cost sharing revenues (a)	99	24%	96	25%	3	3%
Point-to-point	5	1%	5	1%	—	—%
Scheduling, control and dispatch (a)	4	1%	5	1%	(1)	(20)%
Other	5	2%	6	2%	(1)	(17)%
Total	$408	100%	$388	100%	$20	5%
____________________________
(a)Includes a portion of Formula Rate true-up revenue.

The following table sets forth the components of and changes in operating revenues for the nine months ended September 30, 2024 and 2023, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2024		2023		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$871	72%	$815	71%	$56	7%
Regional cost sharing revenues (a)	296	24%	288	25%	8	3%
Point-to-point	16	1%	15	1%	1	7%
Scheduling, control and dispatch (a)	14	1%	15	1%	(1)	(7)%
Other	24	2%	25	2%	(1)	(4)%
Total	$1,221	100%	$1,158	100%	$63	5%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three and nine months ended September 30, 2024 increased compared to the same periods in 2023 primarily due to higher rate base associated with higher balances of property, plant and equipment in service and resulting return. Other contributors included increased recoverable operating expenses.
Other Expenses (Income)
Interest expense, net
Interest expense, net increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to higher overall debt balances and higher interest rates on long-term debt issuances, partially offset by a reduction of balances of commercial paper and revolving credit agreements. See Note 6 to the condensed consolidated interim financial statements for additional information.
Other expenses (income), net
Other expenses (income), net decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to an increase in interest income and gain on certain investments associated with our supplemental benefit plans.
Income Tax Provision
Income tax provision decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to the Iowa tax rate reduction announced in September 2023 that required the remeasurement of certain deferred tax balances. As a result, we recognized an increase in deferred tax expense in September 2023.
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
•Fund working capital requirements.

In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 12 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2023. There have been no material changes to that information since December 31, 2023, other than the items listed below and described in Note 6 to the condensed consolidated interim financial statements.
•The pricing of $250 million of First Mortgage Bonds at ITC Midwest with an expected funding date in December 2024. The issuance will consist of $125 million of 11-year term 4.88% First Mortgage Bonds and $125 million of 19-year term 5.25% First Mortgage Bonds. The proceeds from the bonds are expected to be used to repay $75 million aggregate principal amount of 4.60% First Mortgage Bonds, Series D due 2024, to repay ITC Midwest’s borrowings under the Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize our cash and cash equivalents, including cash provided by operations at our Regulated Operating Subsidiaries, our Revolving Credit Agreement and long-term debt financing, as needed. In addition, ITC Holdings may use its commercial paper program to issue an aggregate amount not to exceed $400 million outstanding at any one time. As of September 30, 2024, we had consolidated indebtedness under our Revolving Credit Agreement of $338 million, with unused capacity under our Revolving Credit Agreement of $662 million. ITC Holdings did not have any commercial paper issued and outstanding as of September 30, 2024.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2024, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.

Cash Flows

	Nine Months Ended			Percentage
	September 30,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$617	$595	$22	4%
Investing activities	(760)	(635)	125	20%
Financing activities	(54)	370	424	115%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(197)	$330
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $76 million and an increase in interest earned on balances of cash and cash equivalents of $4 million during the nine months ended September 30, 2024 compared to the same period in 2023. This increase was partially offset by an increase in interest paid, an increase in property taxes paid, an increase in income taxes paid and a net decrease due to the settlement of interest rate swaps of $43 million, $7 million, $7 million and $7 million, respectively, during the nine months ended September 30, 2024 compared to the same period in 2023.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the nine months ended September 30, 2024 compared to the same period in 2023.
Cash Flows From Financing Activities
Net cash used in financing activities increased primarily due to an increase in repayments of long-term debt of $200 million, a decrease in issuances of long-term debt of $165 million, a decrease in net borrowings under our revolving credit agreements of $122 million, an increase in dividend payments of $39 million and a decrease in net refundable deposits from generators for transmission network upgrades of $37 million during the nine months ended September 30, 2024 compared to the same period in 2023. This increase was partially offset by a decrease in net repayments of commercial paper of $134 million during the nine months ended September 30, 2024 compared to the same period in 2023.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2023 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2023, we are subject to: (1) interest rate risk on our fixed rate debt, Revolving Credit Agreement, commercial paper program and derivative instruments and hedging activities; (2) commodity price risk from market price fluctuations; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. There have been no material changes in these risks during the nine months ended September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These proceedings may include certain contract disputes, eminent domain and vegetation management activities, regulatory matters and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss.
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

Exhibit No.	Description of Document

***10.218	Letter Agreement between ITC Holdings Corp. and Linda H. Apsey, effective as of July 17, 2024

***10.219	Employment Agreement between ITC Holdings Corp. and Krista K. Tanner, effective as of July 17, 2024

***10.220	Letter Agreement, dated as of August 1, 2024, between ITC Holdings Corp. and Gretchen Holloway

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
___________________________

***	Management contract or compensatory plan or arrangement filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 4, 2024

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)